Form 10-K
period 2003-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2004-03-12
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSMISSION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to              to

Commission file number 333-107066

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates :

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 29, 2004 was approximately 3,064,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Our potential need to fund tenant improvements, lease up costs or other capital expenditures out of operating cash flow;

•	Actual property operating expenses, including property taxes, insurance and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to variable rate debt;

•	Lenders may require us to enter into restrictive covenants relating to our operations;

•	Our potential participation in the section 1031 exchange program of Wells Capital, Inc. (the “Advisor”) may limit our ability to borrow funds in the future;

•	Future demand for our equity securities through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel, and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Our estimates of our administrative operating expenses, including increased expenses associated with operating as a public company, may differ from actual costs;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority.

PART I

ITEM 1. BUSINESS

General

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) was formed on July 3, 2003 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for the taxable year ended December 31, 2003. Wells REIT II expects to engage in the acquisition and ownership of commercial real properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Although Wells REIT II may invest in a wide range of real estate, we intend to focus our acquisition efforts on high quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. We may acquire properties directly or through joint ventures with real estate limited partnerships sponsored by Wells Capital, Inc. (the “Advisor”), affiliates of our Advisor, or third parties.

Substantially all of our business is expected to be conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership, formed on July 3, 2003. We are the general partner in Wells OP II and control the operations of Wells OP II. On September 9, 2003, the Advisor purchased 20,000 limited partner units in Wells OP II in exchange for $200,000. Wells REIT II owns the remaining equity interests in Wells OP II. Except where otherwise noted, references to “Wells REIT II,” “we,” “us,” or “our” herein shall include all subsidiaries of Wells REIT II, including Wells OP II.

From our formation through the end of the year ended December 31, 2003, our activities consisted solely of organizational activities, such as entering into the Advisory Agreement with our Advisor and preparing for and launching our initial public offering. We did not accept any subscriptions for shares in the initial public offering until January 22, 2004. Accordingly, as of the end of our fiscal year, we had neither purchased nor contracted to purchase any interests in any real properties.

On February 10, 2004, we purchased our first property, a 12-story office building containing approximately 260,000 rentable square feet located at 515 South Post Oak Boulevard in Houston, Texas. See Item 2 below for further discussion of this acquisition.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors and to preserve and return our investors’ capital contributions. We also seek capital gain from our investments.

In determining the appropriateness of an investment in real estate, we will consider the creditworthiness of the tenants, the quality of the real estate, and the impact of the acquisition on our portfolio as a whole with regard to diversification by geography, type of property, industry group of tenants, and timing of lease expirations. The location of the property, its appropriateness for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and liquidity and tax considerations will each be evaluated in ascertaining the quality of the real estate.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Although authorized to enter into leases with any type of tenant, a majority of our tenants are anticipated to be large corporations or other entities that have a net worth in excess of $100 million or whose lease obligations are guaranteed by another corporation or entity with a net worth in excess of $100 million. Creditworthy tenants of the type we target have become more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants.

In order to diversify our portfolio of assets, we are likely to enter into joint ventures for the acquisition, development or improvement of properties, including joint ventures with other Wells programs. We may also enter into joint ventures, partnerships, co-tenancies and other co-ownership arrangements or participations with real estate developers, owners and other unaffiliated third parties for the purpose of developing, owning, and operating real properties. In determining whether to invest in a particular joint venture, we will evaluate the real property that such joint venture owns or is being formed to own under the same criteria as for the selection of our wholly-owned real estate property investments.

We anticipate that the majority of our leases generally will be what we refer to as “economically net” leases. An “economically net” lease provides that in addition to making its lease payments, the tenant is required to pay or reimburse us for all real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs. Generally, we will be responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot.

Financing Objectives

We plan to finance our acquisitions through a combination of the equity we raise in our public offering, debt we incur, or debt we assume in conjunction with the acquisition of certain properties. We anticipate that ultimately, the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee and is disclosed to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification of the excess borrowing. While we do not intend to surpass this leverage limit over the long term, we do intend to surpass this limit in the early stages of our development, when the cost of properties are likely to exceed our net offering proceeds. We do intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will be dependent upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock, our ability to pay dividends in accordance with our investment objectives, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

On February 10, 2004, we funded the acquisition of our first property with debt. Our conflicts committee approved the borrowings for the acquisition and the resulting leverage in excess of the 50% threshold in order to be able to provide our investors with current income even during the early stages of our initial public offering. Our borrowings as of February 29, 2004 were approximately 54% of the total assets owned by us.

Currently, we plan on obtaining a significant portion of our debt based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment; however, we will closely monitor interest rates and will consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Operating Objectives

We will focus on the following key operating factors for properties we acquire:

•	Ensuring that the investment in real estate is consistent with our investment strategies to achieve our goals of maximizing cash dividends to investors and preservation of investors’ capital over the long term;

•	Ensuring that we lease the vacant space of acquired buildings, if any, or upon lease expirations, at market rents so that we receive the maximum returns on our properties as permitted by the market;

•	For expirations in future periods, considering appropriate actions to ensure that we can position the property appropriately to retain the tenants at lease expiration or negotiate lease amendments lengthening the term of the lease resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Minimizing operating expenses as a percentage of revenues.

Employees

We have no direct employees. The employees of our Advisor provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other various products for which our Advisor provides similar services based on time spent on each entity by personnel. We reimburse our Advisor for our share of the personnel and other costs associated with these services; we do not, however, reimburse for acquisition and disposition services, for which our Advisor receives a separate fee from us. Because we were in the beginning stage in 2003, no amounts were allocated to us for salaries, wages, and other payroll-related costs by the Advisor during the year ended December 31, 2003.

Insurance

As we acquire properties, we will seek to obtain sufficient coverage such that the properties owned directly or indirectly by us will be adequately insured.

Competition

As the leasing of real estate is highly competitive, we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer and other inducements, all of which may have an adverse impact on results of operations. As we purchase properties to build our portfolio, we will be in competition with other potential buyers for the same properties, and may have to pay more for the property to become the purchaser or will have to locate another property that meets our investment criteria. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the sale of our shares of common stock available for issue, asset management, asset acquisition and disposition recommendations and other general administrative responsibilities under agreements which have terms of one year or less. If our Advisor is unable to provide the respective services to us, we will be required to obtain such services from other sources. We may be dependent upon Wells Management, Inc. (“Wells Management”) to provide certain property management services.

Requirement to Seek Stockholder Approval of Listing or Liquidation in 2015

Our stock is not listed on a national exchange. However, our charter currently requires that, in the event that our stock is not listed on a national exchange by October 2015, we must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating our investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. If we sought and did not obtain approval to liquidate, we would not be required to list or liquidate and could continue to operate as before.

Web Site Address

Copies of all of our filings with the SEC may be obtained free of charge from our website at http://www.wellsref.com through a link to the http://www.sec.gov website.

ITEM 2. PROPERTIES

As of December 31, 2003, we had not commenced real estate operations, and had no real estate assets or properties.

On February 10, 2004, we purchased a 12-story office building containing approximately 260,000 rentable square feet located at 515 South Post Oak Boulevard in Houston, Texas for a purchase price of approximately $39,900,000, plus closing costs. The property, which was completed in 1980 and renovated in 1993, is leased to Weatherford International, Ltd. (“Weatherford”) (approximately 96%) and various other office and retail tenants (approximately 4%). The current aggregate annual base rent for Weatherford and the five additional tenants in the property is approximately $4,300,000. The current weighted average remaining lease term for all tenants in the building is approximately eight years.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 22, 2003, our sole stockholder, pursuant to a written consent in lieu of a special meeting, approved and adopted an amendment to our charter and also approved and adopted our 2003 Stock Option Plan and 2003 Independent Director Stock Option Plan.

On October 10, 2003 and November 20, 2003, our sole stockholder approved and adopted amendments to our charter pursuant to a written consent in lieu of a special meeting.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information

As of February 29, 2004, we had approximately 3,064,000 shares of common stock outstanding held by a total of approximately 400 stockholders. The number of stockholders is based on the records of the Advisor, who serves as registrar and transfer agent for us. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering of up to 785,000,000 shares of our common stock, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our Advisor’s estimated value of the shares shall be deemed to be $10 per share as of December 31, 2003. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Accordingly, during the current offering period and for a period of three full fiscal years after the completion of our offering stage, our Advisor expects to continue to use the current offering price of our shares as the estimated per share value reported in our annual reports on Form 10-K. (We view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in Wells OP II.)

As our stock is currently not listed on a national exchange, there is no established public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted average common shares outstanding during the prior calendar year, and (ii) funding for the redemption of shares will come exclusively from the sale of shares pursuant to our dividend reinvestment plan such that in no event shall the aggregate amount of redemptions under our share redemption program exceed aggregate proceeds received from the sale of shares pursuant to our dividend reinvestment plan. Initially and for the first three years after we complete our offering stage, any shares redeemed under the share redemption program are purchased by us at $8.40 per share unless the shares are being redeemed in connection with the death of a stockholder. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by our Advisor or another firm we might choose for that purpose. (The terms of the redemption program are more generous with respect to redemption requests following the death of a stockholder.) Our board of directors may amend or terminate the share redemption plan at any time upon 30 days’ notice.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly dividend distributions to our stockholders. We expect to calculate our quarterly dividends based upon daily record and dividend declaration dates so investors may be entitled to dividends immediately upon purchasing our shares.

As of December 31, 2003, we had made no dividend distributions. On January 8, 2004, the board of directors declared dividends at an annualized rate of 2.5% based upon a share price of $10, for the first quarter of 2004 to be paid in March 2004. The record dates for determining stockholders entitled to receive payment of a dividend commenced on the close of business on January 22, 2004, the date that we broke the escrow account established in connection with the sale of shares in our initial public offering, and continued for each day thereafter through and including March 15, 2004.

On March 10, 2003, the board of directors declared dividends for March 16, 2004 through April 15, 2004 at an annualized rate of 2.5%, based on a share price of $10, payable in June 2004 to stockholders on a daily record basis.

Recent Sales of Unregistered Securities

On July 7, 2003, we issued 100 shares of common stock to our Advisor at $10 per share in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Use of Initial Public Offering Proceeds

The registration statement relating to our initial public offering (file no. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003, and is ongoing. Wells Investment Securities, Inc., “WIS,” which is affiliated with our Advisor, is the dealer manager for the offering. The registration statement covers 600,000,000 shares of common stock in a primary offering at an aggregate price of up to $6 billion. As of February 29, 2004 we have sold approximately 3,064,000 shares in our primary offering at an aggregate offering price of approximately $30,480,000.

As we did not break the escrow account until January 22, 2004, we had no offering proceeds raised (and therefore no uses of such proceeds) from the effective date through December 31, 2003. See Note 6 to our consolidated financial statements included in this report for information regarding the costs incurred in connection with the issuance and distribution of shares in our initial public offering from the effective date through December 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of our selected financial data as of December 31, 2003 and for the period from inception (July 3, 2003) to December 31, 2003.

Restricted Cash	$981,924
Total assets	$1,651,469
Total stockholder’s equity	$530

Net loss	$(470)

Loss per share:
Basic and diluted	$(4.70)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto.

Overview

During the year ended December 31, 2003, our attention primarily focused on our formation and the registration of our initial offering of shares to the public, which was declared effective on November 26, 2003. We broke escrow, and thus commenced operations, on January 22, 2004, and acquired our first property on February 10, 2004. Our focus during the year ended December 31, 2003 was to identify real estate investments that meet our investment criteria and to secure financing alternatives so that we would be ready to take advantage of real estate acquisition opportunities even before raising significant proceeds.

We anticipate that substantially all of our revenues will be generated from the operations of the properties acquired, which will be financed through equity and debt, depending upon the timing and availability of these sources and the real estate investment opportunities that meet our investment criteria. Our most significant challenges and risks include our ability to raise a sufficient amount of equity that will allow us to acquire a diversified real estate portfolio. To the extent that significant funds are not raised, we may not be able to achieve sufficient diversification to guard against the economic, real estate, financing, and operational risks generally associated with individual investments.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late-2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with creditworthy tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news; new construction continues to taper-off, coming to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned slightly positive, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Election as a REIT

We intend to elect to be taxed as a REIT for the year ended December 31, 2003 under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Liquidity and Capital Resources

Cash Flows through December 31, 2003

Our net cash used in operating activities was $44,088 for the period from inception (July 3, 2003) to December 31, 2003, as we had no cash inflows from operations but still paid certain general and administrative expenses during the period.

From the period from inception (July 3, 2003) to December 31, 2003, we received capital contributions from our Advisor of $1,000 from the sale of 100 shares of our common stock and $200,000 from the sale of a limited partner interest in Wells OP II. All other proceeds from our offering raised during the period are restricted at December 31, 2003 because we had not yet received and accepted subscriptions for the minimum offering of $2,500,000.

Long-term Liquidity and Capital Resources

Potential future sources of capital include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We anticipate funding all distributions from net cash flows from operations, but may use other sources to fund dividends as necessary.

We expect our principal demands for capital to be for property acquisitions, either directly or through investment in joint ventures, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness and dividends.

In determining how and when to allocate cash resources, we initially consider the source of the cash. Substantially all cash raised from operations will be used to pay dividends after payment of periodic operating expenses and certain capital expenditures required at the properties. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, dividends paid will be lower. Substantially all net cash resulting from equity raising or debt financing will be considered to be used to fund acquisitions, fund any capital expenditure identified at acquisition, and pay down outstanding debt. To the extent sufficient equity or debt is not available, then the amount invested in real estate will be lower. Over the long term, we intend to maintain debt at an amount that is less than 50% of the purchase price of our properties (before depreciation) and other assets.

Short-term Liquidity and Capital Resources

As of February 29, 2004, we had short-term debt totaling approximately $33,700,000 and cash or cash equivalents of approximately $21,600,000. Our debt is from borrowings under a $175 million secured, non-revolving bridge facility (the “bridge facility”) with Bank of America, N.A., which were used to fund our acquisition of the Weatherford Center (fka 515 Post Oak) Houston Building. This debt matures on May 10, 2004. We are currently negotiating with Bank of America for a $350 million unsecured revolving credit facility (the “interim facility”), which is a possible source of funds to repay the bridge facility debt. Other than to repay debt under the bridge facility, both facilities permit borrowings only to purchase lender-approved properties, which must be 85% occupied and 100% owned in fee simple by Wells OP II. The bridge facility requires that we use 86.5% of our gross offering proceeds to repay the facility and precludes us from borrowing funds except under the facility.

The bridge facility requires that our leverage, i.e. our ratio of total debt to total purchase price of real estate assets plus cash and cash equivalents, be no more than 85% by March 26, 2004. As of February 29, 2004, our leverage ratio was approximately 54%. However, as we borrow money from this facility in the future this ratio will change.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 50% leverage guideline in the next quarterly report. The conflicts committee approved the borrowing of approximately $39,700,000 to purchase the Weatherford Center Houston Building and the resulting 70.5% leverage ratio. The conflicts committee determined that the excess leverage was justified for the following reasons:

•	the loan enabled us to purchase the property and earn rental income more quickly;

•	the property acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•	the dealer-manager of our initial public offering has a strong record of raising capital for programs such as ours; therefore, our leverage is likely to exceed the charter’s guidelines only for a short period of time;

•	our Advisor informed the conflicts committee that we should raise sufficient equity to repay the borrowings for the Weatherford Center (fka 515 Post Oak) Houston Building and to meet the leverage requirements set forth in the bridge facility;

•	in the event that we have insufficient offering proceeds to repay the authorized borrowings at maturity of the bridge facility, we have a non-binding commitment from Bank of America to provide a second interim facility, which would permit a 70% leverage ratio; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

In order to be eligible to replace the initial bridge facility with the proposed interim facility, we will have to maintain our leverage ratio at 70% or less. Even if our leverage at May 10, 2004 is such that we are eligible for a proposed second interim credit facility, that facility has not yet been finalized. If we are not successful in obtaining the second facility, we might be unable to repay the entire amount owed under the initial credit facility when it becomes due, which could result in a foreclosure on our property. We anticipate, however, that we will be eligible for the proposed interim facility and that we will fund the repayment of the bridge facility at its expiration from the interim facility.

If we do enter into the interim facility, we would be required to repay outstanding principal and accrued interest within 180 days. We would be able to extend the maturity date by 180 days under the interim facility if we sought an extension and met the related conditions set forth in the agreement. Additionally, we would be expected to pay down this facility with proceeds from this offering to the extent they were not needed to meet our budgeted costs.

We expect to be able to repay any borrowings under the interim facility from proceeds from our ongoing initial public offering. In order to meet our goal of assembling a large, diversified portfolio of income-producing properties, we will attempt to raise proceeds from our ongoing offering in excess of amounts needed to repay borrowings under the bridge and interim facilities. However, a number of factors could cause us to fail to meet that goal, including increased competition for equity capital from other non-traded REITs.

Results of Operations

We did not commence real estate operations during the period from inception (July 3, 2003) to December 31, 2003, as we had not received and accepted the minimum subscription of 250,000 shares before the end of the period.

On February 10, 2004, we purchased our first property, a 12-story office building containing approximately 260,000 rentable square feet located at 515 South Post Oak Boulevard in Houston, Texas. See Item 2 above for further discussion of this acquisition.

In the future, if we cannot promptly use net offering proceeds to purchase real estate, we will temporarily invest any unused proceeds from the offering in short-term investments, which could yield lower returns than an investment in real property. These lower returns may affect our ability to make distributions.

Inflation

We will be exposed to inflation risk as income from long-term leases is expected to be the primary source of our cash flows from operations. We expect that there will be provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP

`requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

The critical accounting policies outlined below have been discussed with members of the audit committee of the board of directors.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. In the event that inappropriate useful lives or methods are used for depreciation, our net income would be misstated.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) will be determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We will determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we will include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We will also estimate the cost to execute similar leases including leasing commissions, legal and other related costs.

The fair values of above-market and below-market in-place lease values will be recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values will be capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs will be included in deferred leasing costs in the accompanying consolidated balance sheet and will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs will be calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships will be valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles will be included in intangible lease assets in the accompanying consolidated balance sheet and will be amortized to rental income over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require us to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of our real estate and related intangible assets and net income.

Off Balance Sheet Financing Transactions

We have not entered into any off balance sheet transactions.

Commitments and Contingencies

Reimbursement of Offering-Related Costs

As of December 31, 2003, our Advisor had incurred organization and offering expenses on our behalf of approximately $3,200,000, for which we will reimburse the Advisor up to 2% of equity raised. Refer to Note 6 in our consolidated financial statements for further discussion of the terms of this arrangement.

NASD Enforcement Action

On August 26, 2003, WIS and Leo F. Wells, III settled an NASD enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent with the NASD which contained findings by the NASD, including that WIS and Mr. Wells had violated certain NASD Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. We do not expect any material impact on our financial position or results of operations as a result of this matter.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Our Advisor is also a general partner in and advisor to various Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner or advisor for the Wells Real Estate Funds, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with our Advisor and its affiliates could influence our Advisor’s and its affiliates’ advice to us.

Additionally, certain members of our board of directors also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Certain events subsequent to December 31, 2003 through February 29, 2004, including the sale of shares of common stock, the declaration of dividends, the acquisition of the Weatherford Center (fka 515 Post Oak) Houston Building, and obtaining a $175,000,000 line of credit, are discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

To the extent we have some form of debt outstanding, we have exposure to interest rate risk. We will generally borrow at variable rates with the lowest margins available, but also enter into fixed rate facilities in some cases. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low level of overall borrowings. We may also enter into interest rate swaps, caps or other arrangements in order to mitigate interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

Our bridge facility and proposed interim facility are at variable interest rates. The bridge facility agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus a percentage ranging from 2.25% to 5%, based on our leverage, calculated for these purposes as our ratio of total debt to total real estate assets at cost plus cash and cash equivalents. The bridge facility is a 90-day facility, and the proposed interim facility could be extended to 360 days. We anticipate that we will repay the debt with offering proceeds raised.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are indexed in Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent public accountants during the period from inception (July 3, 2003) to December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.

There were no significant changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF WELLS REIT II

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Position(s)	Age	Year First Became a Director
Leo F. Wells, III	President and Director (term expiring in 2004; nominee for a term expiring in 2005)	60	2003

Douglas P. Williams	Executive Vice President, Treasurer, Secretary and Director (term expiring in 2004; nominee for a term expiring in 2005)	53	2003

Randall D. Fretz	Senior Vice President	51	N/A

Charles R. Brown	Director (term expiring in 2004; nominee for a term expiring in 2005)	65	2003

Richard W. Carpenter	Director (term expiring in 2004; nominee for a term expiring in 2005)	67	2003

Bud Carter	Director (term expiring in 2004; nominee for a term expiring in 2005)	65	2003

Donald S. Moss	Director (term expiring in 2004; nominee for a term expiring in 2005)	68	2003

Jack M. Pinkerton	Director (term expiring in 2004; nominee for a term expiring in 2005)	76	2003

Walter W. Sessoms	Director (term expiring in 2004; nominee for a term expiring in 2005)	70	2003

Neil H. Strickland	Director (term expiring in 2004; nominee for a term expiring in 2005)	68	2003

W. Wayne Woody	Director (term expiring in 2004; nominee for a term expiring in 2005)	62	2003

Leo F. Wells, III is our President and one of our directors and the President, Treasurer and sole director of our Advisor. Mr. Wells is also the President and a director of Wells Real Estate Investment Trust, Inc. (“Wells REIT”). He is also the sole stockholder, President, Treasurer and sole director of Wells Real Estate Funds, Inc., the parent corporation of our advisor, Wells Management Company, WIS and Wells & Associates, Inc. (“Wells & Associates”). He is also the President, Treasurer and sole director of:

•	Wells Management

•	Wells & Associates, a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as the principal broker;

•	Wells Development Corporation, a company he organized in 1997 to develop real properties; and

•	Wells Asset Management, Inc., a company he organized in 1997, which serves as an investment advisor to the Wells Family of Real Estate Funds.

Mr. Wells is a trustee of the Wells Family of Real Estate Funds, an open-end management investment company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund. He is also a general partner in a total of 27 real estate limited partnerships formed for the purpose of acquiring, developing and operating office buildings and other commercial properties.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the International Association for Financial Planning (IAFP).

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (the “AWC”) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is currently prohibited from acting in a principal capacity with WIS, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of WIS.

Douglas P. Williams is our Executive Vice President, Secretary and Treasurer and one of our directors. Since 1999, he has also served as Executive Vice President, Secretary and Treasurer and a director of Wells REIT, a Senior Vice President of our Advisor, and is also a Vice President of:

•	WIS, our dealer manager, of which he is also a director and the CFO and Treasurer;

•	Wells Real Estate Funds;

•	Wells Advisors; and

•	Wells Asset Management.

From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP.

Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with the NASD as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Masters of Business Administration degree from the Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz is our Vice President and is a Senior Vice President of Wells Capital. He is also the Chief of Staff and a Vice President of Wells Real Estate Funds, Inc., a Vice President of Wells REIT, and a director of WIS. Mr. Fretz is primarily responsible for corporate strategy and planning and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Masters of Business Administration degree from the Ivey School of Business in London, Ontario.

Charles R. Brown is one of our independent directors. He has been involved in real estate activities for over 40 years. From 1971 to 1976, he served as Director of Marketing and Project Manager for Atlantic Center, one of the South’s largest multi-use complexes. Atlantic Center is a two-million square-foot project in the central business district of Atlanta and includes a Hilton Hotel, a bank and office and retail establishments. From 1976 to 1997, Mr. Brown was President of Technology Park/Atlanta, Inc., where he was instrumental in developing Technology Park/Atlanta, a 600-acre office park in Peachtree Corners just north of Atlanta, which was selected for the Governor’s Award for its contribution to community economic development. He still serves on the Board of Directors of Technology Park/Atlanta.

Mr. Brown has been President of CRB Realty Associates, a private real estate consulting firm, since the 1980s. He has previously been president and vice chairman of Atlantic Station, LLC, where he was involved in the planning and development of Atlantic Station, a redevelopment project of the Atlantic Steel mill in Atlanta, Georgia. He has also represented one of the partnerships developing an office building constituting part of the Atlantic Station project.

Mr. Brown is a past President of Georgia Tech Foundation, past Chairman of the Gwinnett Chamber of Commerce and Georgia Chamber of Commerce and past Vice Chairman of the Georgia Governor’s Development Council and served on the Board of the Georgia Department of Technical and Adult Education. He is a graduate of the Georgia Institute of Technology where he received a Bachelor of Science degree in Building Construction from the College of Architecture.

Richard W. Carpenter is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He served as General Vice President of Real Estate Finance of The Citizens and Southern National Bank from 1975 to 1979, during which time his duties included the establishment and supervision of the United Kingdom Pension Fund, U.K.-American Properties, Inc. that was established primarily for investment in commercial real estate within the United States.

Mr. Carpenter is a managing partner of Carpenter Properties, L.P., a real estate limited partnership and a Director and Chairman of the Audit Committee of MidCountry Financial Corporation. He retired as President and director of Commonwealth Oil Refining Company, Inc. and Realmark Holdings in 2001.

Mr. Carpenter previously served as Vice Chairman of the board of directors of both First Liberty Financial Corp. and Liberty Savings Bank, F.S.B. and Chairman of the Audit Committee of First Liberty Financial Corp. He has been a member of the National Association of Real Estate Investment Trusts and formerly served as President and Chairman of the Board of Southmark Properties, an Atlanta-based REIT which invested in commercial properties. Mr. Carpenter is a past Chairman of the American Bankers Association Housing and Real Estate Finance Division Executive Committee. Mr. Carpenter holds a Bachelor of Science degree from Florida State University, where he was named the outstanding alumnus of the School of Business in 1973.

Bud Carter is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was an award-winning broadcast news director and anchorman for several radio and television stations in the Midwest for over 20 years. From 1975 to 1980, Mr. Carter served as General Manager of WTAZ-FM, a radio station in Peoria, Illinois and served as editor and publisher of The Peoria Press, a weekly business and political journal in Peoria, Illinois. From 1981 until 1989, Mr. Carter was also an owner and General Manager of Transitions, Inc., a corporate outplacement company in Atlanta, Georgia.

Mr. Carter currently serves as Senior Vice President for The Executive Committee, an international organization established to aid presidents and CEOs to share ideas on ways to improve the management and profitability of their respective companies. The Executive Committee operates in numerous large cities throughout the United States, Canada, Australia, France, Italy, Malaysia, Brazil, the United Kingdom and Japan. The Executive Committee has more than 7,000 presidents and CEOs who are members. In addition, Mr. Carter was the first Chairman of the organization recruited in Atlanta and still serves as Chairman of the first two groups formed in Atlanta, each comprised of 16 noncompeting CEOs and presidents. Mr. Carter serves on the board of directors of Creative Storage Systems, Inc., DiversiTech Corporation and Wavebase9. He is a graduate of the University of Missouri where he earned degrees in journalism and social psychology.

Donald S. Moss is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983 and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to1983.

Mr. Moss is currently a director of The Atlanta Athletic Club. He formerly was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss graduated from the University of Illinois where he received a degree in business.

Jack M. Pinkerton is one of our independent directors. He served as President of The Pinkerton and Laws Company from 1955 to 1983. He resigned in 1983 as President and became Chairman of the Executive Committee for The Pinkerton & Laws Company until his retirement in 1988, at which time The Pinkerton and Laws Company was one of the 200 largest construction companies in the United States. Mr. Pinkerton’s current activities include Co-Director of Construction for Piedmont Park Conservancy and Early Learning Property Management (construction and development of Early Learning Centers).

Mr. Pinkerton served as chairman of the board of Enterprise National Bank before it was sold to Regions Bank. Mr. Pinkerton has also served as chairman of the board of numerous non-profit organizations. He received his Civil Engineering degree from Vanderbilt University and a Master of Theology Studies degree from Emory University.

Walter W. Sessoms is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was employed by Southern Bell and its successor company, BellSouth, from 1956 until his retirement in June 1997. While at BellSouth, Mr. Sessoms served in a number of key positions, including Vice President-Residence for the State of Georgia from June 1979 to July 1981, Vice President-Transitional Planning Officer from July 1981 to February 1982, Vice President-Georgia from February 1982 to June 1989, Senior Vice President-Regulatory and External Affairs from June 1989 to November 1991, and Group President-Services from December 1991 until his retirement on June 30, 1997. He also worked at AT&T Corporation in New York from 1969 to 1971 when Southern Bell was a part of the Bell System. From September 1973 to September 1974, Mr. Sessoms participated in the President’s Executive Interexchange Program in Washington, D.C.

Mr. Sessoms currently serves as a director of the Georgia Chamber of Commerce for which he is a past Chairman of the Board and the Salvation Army’s Board of Visitors of the Southeast Region. Mr. Sessoms is also a past advisory council member for the University of Georgia College of Business Administration and past member of the executive committee of the Atlanta Chamber of Commerce. Mr. Sessoms is a graduate of Wofford College where he earned a degree in economics and business administration, and is currently a member of the Wofford College Board of Trustees. He is a past member of the Governor’s Education Reform Commission. In addition, Mr. Sessoms is a member of the Board of Trustees of the Southern Center for International Studies and is past President of the Atlanta Rotary Club. He is also a Trustee for the Atlanta University Center.

Neil H. Strickland is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was employed by Loyalty Group Insurance (which subsequently merged with America Fore Loyalty Group and is now known as The Continental Group) as an automobile insurance underwriter. From 1957 to 1961, Mr. Strickland served as Assistant Supervisor of the Casualty Large Lines Retrospective Rating Department. From 1961 to 1964, Mr. Strickland served as Branch Manager of Wolverine Insurance Company, a full service property and casualty service company, where he had full responsibility for underwriting of insurance and office administration in the State of Georgia. In 1964, Mr. Strickland and a non-active partner started Superior Insurance Service, Inc., a property and casualty wholesale general insurance agency. Mr. Strickland served as President and was responsible for the underwriting and all other operations of the agency. In 1967, Mr. Strickland sold his interest in Superior Insurance Service, Inc. and started Strickland General Agency, Inc., a property and casualty general insurance agency concentrating on commercial customers. Mr. Strickland is currently the Senior Operation Executive of Strickland General Agency, Inc. and devotes most of his time to long-term planning, policy development and senior administration.

Mr. Strickland is a past President of the Norcross Kiwanis Club and served as both Vice President and President of the Georgia Surplus Lines Association. He also served as President and a director of the National Association of Professional Surplus Lines Offices. Mr. Strickland currently serves as a director of First Capital Bank, a community bank located in the State of Georgia. Mr. Strickland attended Georgia State University where he majored in business administration. He received his L.L.B. degree from Atlanta Law School.

W. Wayne Woody is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001. From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner, he served in a number of key positions in the firm, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the Board of Directors of KPMG LLP from 1990 through 1994. Prior to joining KPMG, Mr. Woody was the Principal Budget Analyst for the State of Georgia Office of Planning and Budget where he reviewed, analyzed and presented the Governor’s budget proposals to the state legislature.

Mr. Woody currently serves as Chairman of the Audit Committee for the City of Atlanta. He is also a director and the Chairman of the Audit Committee of the Metropolitan Atlanta Chapter of the American Red Cross. Mr. Woody is a member of the Board of Directors for the Metropolitan Atlanta Chapter of the American Heart Association. Mr. Woody previously served a three-year term as Chairman of the Board of Trustees for the Georgia Center for the Visually Impaired.

Mr. Woody received a Bachelor of Science degree from Middle Tennessee State University and a Masters of Business Administration degree from Georgia State University. He is a Certified Public Accountant in the states of Georgia and North Carolina.

Audit Committee Financial Expert

Our board of directors has determined that it has at least one audit committee financial expert, Mr. W. Wayne Woody, serving on the board’s audit committee. Mr. Woody is considered “independent” as defined by regulations under the Exchange Act of 1934.

Code of Ethics

Our Board of Directors has adopted a Code of Conduct, which applies to all of our directors and officers. We have filed the Code of Ethics as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of our Advisor and several of its affiliates and are compensated by these entities, in part, for their services to us. See Item 13 below for discussion of the fees paid by us to our Advisor and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

As of December 31, 2003, no options, warrants or other rights were outstanding under equity compensation plans.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of February 29, 2004, the amount of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and officers as a group.

	Shares Beneficially Owned
	Shares	Percentage
Leo F. Wells, III (1) 6200 The Corners Parkway, Suite 250 Norcross, GA 30092	110,597	4%

Douglas P. Williams 6200 The Corners Parkway, Suite 250 Norcross, GA 30092	1,105	*

Randall D. Fretz 6200 The Corners Parkway, Suite 250 Norcross, GA 30092	1,105	*

Charles R. Brown (2) 4259 Riverview Drive Duluth, GA 30097	2,500	*

Richard W. Carpenter, Director (2) 752 Pedenville Road Concord, GA 30206	2,500	*

Bud Carter (2) 100 Mount Shasta Lane Alpharetta, GA 30022-5440	3,605	*

Donald S. Moss, Director (2) 114 Summerour Vale Duluth, GA 30097	2,500	*

Jack M. Pinkerton, Director (2) 492 Glencastle Drive Atlanta, GA 30327	2,500	*

Walter W. Sessoms (2) 5995 River Chase Circle NW Atlanta, GA 30328	19,075	*

Neil H. Strickland, Director (2) 2031 Cowart Road Dawsonville, GA 30534	2,500	*

W. Wayne Woody, Director (2) 78 Lindbergh Drive, NE Number 80 Atlanta, GA 30305	2,500	*

All directors and officers as a group (3)	150,487	5%

*	Less than 1% of the common stock.
(1)	Includes 100 shares owned by the Advisor, a subsidiary of Wells Real Estate Funds. Mr. Wells is the sole shareholder of Wells Real Estate Funds.
(2)	Includes 2,500 shares currently issuable upon conversion of outstanding options issued under our Independent Director Stock Option Plan.
(3)	Includes 20,000 shares currently issuable upon conversion of outstanding options issued under our Independent Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Management and Others

Our Advisor’s Acquisition of an Interest in Wells OP II

On September 9, 2003, our Advisor purchased 20,000 units of limited partner interests in Wells OP II for $200,000. As of February 29, 2004, this interest represented less than 1% of the equity in Wells OP II. The remaining equity is owned by us. Leo F. Wells, III indirectly owns 100% of the Advisor and is its President and sole director. Messrs. Williams and Fretz are executive officers of our Advisor.

Our Issuance of Shares to Leo F. Wells, III

During the month of January 2004, we sold 110,497 of common stock to Leo F. Wells, III for $1,000,000 in our initial public offering at a price of $9.05 per share.

Certain Business Relationships

Our Relationship with Our Advisor

Two of our directors, Leo F. Wells, III and Douglas P. Williams, are executive officers of the Advisor. Mr. Wells is the sole director of the Advisor and indirectly owns 100% of our Advisor. Our Advisor provides the following services to us under the terms of an Advisory Agreement:

•	real estate acquisition services;

•	advisory services;

•	asset-management services;

•	real estate disposition services; and

•	administrative services.

Our Advisor administers our day-to-day operations and performs or oversees all actions taken on our behalf. The Advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer manager fees, subject to the cap described below. The Advisor also bears the expense of providing office space to us. The Advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring October 9, 2004, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties.

The Advisor and its affiliates were not entitled to compensation or reimbursement until we broke escrow, which we did January 22, 2004. Therefore, we have paid no compensation or reimbursements during the period from inception (July 3, 2003) to December 31, 2003. Going forward, the Advisor and its affiliates will be remunerated as follows:

The Advisor will be paid acquisition fees equal to 2.0% of gross offering proceeds for services in connection with the selection, purchase, development or construction of real property. We will pay the acquisition fees upon receipt of proceeds from the sale of shares.

The Advisor will also receive reimbursement of up to 2.0% of our gross offering proceeds for organization and offering expenses, including legal, accounting, printing and other accountable offering expenses. During the period from inception (July 3, 2003) to December 31, 2003, our Advisor paid approximately $3,200,000 of such expenses.

For asset-management services for our real estate assets, we will pay the Advisor a monthly fee equal to one-twelfth of 0.75% of the cost of (1) the occupied properties we own and (2) our investments in joint ventures. These fees are limited to 1.0% of the net asset value of the properties included in the above calculation, calculated on a quarterly basis.

Additionally, we will reimburse our Advisor for all costs and expenses it incurs in fulfilling its asset-management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, legal and travel and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations and marketing functions. We will not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition fees or real estate commissions.

Our Relationship with Wells Management Company

If we retain Wells Management to manage and lease any properties, we will pay fees equal to what other management companies generally charge for the management of similar properties, which may include reimbursement for the costs and expenses Wells Management Company incurs in managing the properties, including wages and salaries and other expenses of employees engaged in operating, managing, maintaining and leasing properties. In addition, we may pay Wells Management Company a separate competitive fee for the one-time initial leasing of newly constructed properties, typically equal to one month’s rent.

Our Relationship with WIS

Our dealer manager, WIS, is entitled to receive selling commissions of 7% of aggregate gross offering proceeds (5.0% for sales of shares under the dividend reinvestment plan). WIS will reallow 100% of commissions earned to participating broker-dealers. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer manager will waive its right to a commission, with a corresponding reduction in the purchase price of shares sold in our primary offering.

WIS will also earn a dealer manager fee of 2.5% of aggregate gross offering proceeds. WIS may re-allow to participating broker-dealers up to 1.5% of aggregate gross offering proceeds. There will be no dealer manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary) the dealer manager will reduce its dealer-manager fee to 1.5% (or $0.10 per share) of gross offering proceeds with a corresponding reduction in the purchase price of the shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP has served as our principal accountant and independent auditor since inception (July 2003). The audit committee engaged Ernst & Young LLP to serve as our independent auditors for the fiscal year ended December 31, 2003.

Following the effective date of the registration statement for our initial public offering, the board of directors adopted an audit committee charter. The charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. Unless a type of service to be provided by the independent auditor has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.

All requests or applications for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditor.

Requests or applications to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditor and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines established herein, up to an amount not to exceed $75,000 per occurrence. Amounts requiring pre-approval in excess of $75,000 per occurrence require specific pre-approval by all members of the audit committee prior to engagement of Ernst & Young. All amounts specifically pre-approved by the chairman of the audit committee in accordance with this policy are to be disclosed to the full audit committee at the next regularly scheduled meeting.

All auditing services rendered by Ernst & Young, LLP subsequent to the date we became a registrant were pre-approved by the audit committee.

The following table reflects fees billed by Ernst & Young LLP for services rendered to us in 2003 (both paid by us and by our Advisor on our behalf as organization and offering costs).

Nature of Services	2003
Audit fees	$85,952
Audit-related fees	$—
Tax fees	$—
All other fees	$—

For the purposes of the preceding table, the professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of financial statements included in our Form 10-Q filings, subsidiary audits, equity investment audits and other procedures to be performed by the independent auditor to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditor in connection with statutory and regulatory filings or engagements, and services that generally independent auditors reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, attestation of management reports on internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”), and audits of acquired properties or businesses or statutory or financial audits for our subsidiaries or affiliates.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements, general assistance with the implementation of SEC Rules promulgated pursuant to the Act and assistance with implementation of Section 404 of the Act.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The financial statements are contained on pages F-2 through F-14 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) On December 3, 2003, we filed a Current Report on Form 8-K, dated December 2, 2003, reporting the launch of our offering of common stock. We filed no other Current Reports on Form 8-K during the period from inception (July 3, 2003) to December 31, 2003.

(c) See (a) 3 above.

(d) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of March 2004.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

Signature	Title	Date
/s/ Charles R. Brown Charles R. Brown	Independent Director	March 10, 2004

/s/ Richard W. Carpenter Richard W. Carpenter	Independent Director	March 10, 2004

/s/ Bud Carter Bud Carter	Independent Director	March 10, 2004

/s/ Donald S. Moss Donald S. Moss	Independent Director	March 10, 2004

/s/ Jack M. Pinkerton Jack M. Pinkerton	Independent Director	March 10, 2004

/s/ Walter W. Sessoms Walter W. Sessoms	Independent Director	March 10, 2004

/s/ Neil H. Strickland Neil H. Strickland	Independent Director	March 10, 2004

/s/ Leo F. Wells, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 10, 2004

/s/ Douglas P. Williams Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Principal Accounting Officer)	March 10, 2004

/s/ W. Wayne Woody W. Wayne Woody	Independent Director	March 10, 2004

EXHIBIT INDEX

Exhibit Number	Description
1.2	Amendment to Selected Dealer Manager Agreement (relating to Pennsylvania subscribers whose subscriptions are held in escrow) (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on March 2, 2004 (the “Post-Effective Amendment”)

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Escrow Agreement between the Company and SouthTrust Bank dated October 29, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Escrow Agreement for Pennsylvania investors between the Company and SouthTrust Bank dated October 29, 2003 (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Amendment No. 1 to the Escrow Agreement for Pennsylvania investors between the Company and SouthTrust Bank dated February 4, 2004 (incorporated by reference to Exhibit 4.6 to the Post-Effective Amendment)

10.1	Advisory Agreement dated October 9, 2003 by and between the Company and Wells Capital, Inc. (incorporated by reference to Exhibit 10.1 to the Registration Statement)

10.2	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. dated October 9, 2003 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 23, 2003)

10.3*	Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 22, 2003 (“Amendment No. 1”))

10.4*	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1)

10.5	Dealer Manager Agreement dated November 26, 2003 by and between the Company and WIS, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement)

10.6	Code of Ethics

10.7	$175 Million Non-Revolving Bridge Acquisition Facility dated as of February 6, 2004 by and among Wells Operating Partnership II, L.P., the Company, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment)

10.8	Agreement of Purchase and Sale dated February 2, 2004 by and between The Realty Associates Fund V, L.P. and Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment)

10.9	Lease Agreement dated January 26, 1996 by and between Cigna Investments, Inc. and Weatherford Enterra U.S., Limited Partnership (the “Lease”), including the first amendment to the lease dated April 29, 1996, the second amendment dated September 16, 1996, the third amendment dated July 10, 1998, the fourth amendment dated July 30, 1998, the fifth amendment dated March 6, 2000, the sixth amendment dated July 31, 2000, the seventh amendment dated February 15, 2001, the eighth amendment dated March 28, 2002, the ninth amendment dated February 4, 2003, the tenth amendment dated April 22, 2003, and the eleventh amendment dated October 22, 2003 (incorporated by reference to Exhibits 10.7-10.18 to the Post Effective Amendment)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheet of Wells Real Estate Investment Trust II, Inc. as of December 31, 2003 and the related consolidated statements of loss, stockholder’s equity, and cash flows for the period from inception (July 3, 2003) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2003 and the consolidated results of its operations and its cash flows for the period from inception (July 3, 2003) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

February 18, 2004

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2003

ASSETS:
Cash and cash equivalents	$156,912
Restricted cash	981,924
Prepaid expenses and other assets	512,633

Total assets	$1,651,469

LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES:
Accrued expenses	$563,000
Escrowed investor proceeds	981,924

Total liabilities	1,544,924

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST	106,015

STOCKHOLDER’S EQUITY:
Preferred shares, $.01 par value; 100,000,000 shares authorized, no shares issued and outstanding at December 31, 2003	—
Common shares, $.01 par value; 900,000,000 shares authorized, 100 shares issued and outstanding at December 31, 2003	1
Additional paid-in capital	999
Accumulated deficit	(470)

Total stockholder’s equity	530

Total liabilities and stockholder’s equity	$1,651,469

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF LOSS

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

REVENUES:	—

EXPENSES:
General and administrative	$94,455

LOSS BEFORE MINORITY INTEREST	$(94,455)

MINORITY INTEREST IN LOSS OF CONSOLIDATED ENTITIES	$(93,985)

NET LOSS	$(470)

EARNINGS PER SHARE:
Basic and diluted	$(4.70)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted	100

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
BALANCE, (inception) July 3, 2003	—	$—	$—	$—	$—
Issuance of common stock	100	1	999	—	1,000
Net loss	—	—	—	(470)	(470)

BALANCE, December 31, 2003	100	$1	$999	$(470)	$530

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(470)

Adjustments to reconcile net loss to net cash used in operating activities:
Minority interest in loss of consolidated entities	(93,985)
Changes in assets and liabilities:
Prepaid expenses and other assets	(512,633)
Accrued expenses	563,000

Total adjustments	(43,618)

Net cash used in operating activities	(44,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by (used in) investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,000
Limited partner’s contribution to Wells OP II	200,000

Net cash provided by financing activities	201,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	156,912
CASH AND CASH EQUIVALENTS, July 3, 2003 (inception)	—

CASH AND CASH EQUIVALENTS, December 31, 2003	$156,912

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

1.	ORGANIZATION

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) was formed on July 3, 2003 as a Maryland corporation that intends to qualify as a real estate investment trust (“REIT”). Wells REIT II expects to engage in the acquisition and ownership of commercial real properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Wells REIT II may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties. All such properties may be acquired directly or through joint ventures with real estate limited partnerships sponsored by Wells Capital, Inc. (the “Advisor”), affiliates of the Advisor, or third parties.

Substantially all of Wells REIT II’s business is expected to be conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003, and is expected to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, either directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the general partner in Wells OP II and possesses full legal control and authority over the operations of Wells OP II. On September 9, 2003, the Advisor purchased 20,000 limited partner units in Wells OP II in exchange for $200,000.

On November 26, 2003, Wells REIT II commenced its first public offering of up to 785,000,000 shares of common stock of Wells REIT II pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185,000,000 of those shares being offered through the Wells REIT II Dividend Reinvestment Plan. Subscribers shall be admitted to Wells REIT II upon Wells REIT II’s receipt and acceptance of gross offering proceeds of $2,500,000 (the “Minimum Offering”) and, for subscribers residing in Pennsylvania, receipt and acceptance of a minimum of $200,000,000 in gross offering proceeds from all jurisdictions. As of December 31, 2003 Wells REIT II has sold 100 shares to the Advisor at the initial public offering price of $10 per share and proceeds from the sale of 98,192 shares to the public are restricted until the Minimum Offering is reached.

At December 31, 2003, Wells REIT II has neither purchased nor contracted to purchase any interest in real properties.

Wells REIT II’s stock is not listed on a national exchange. However, Wells REIT II’s Articles of Incorporation require that, in the event that Wells REIT II’s stock is not listed on a national exchange by October 2015, Wells REIT II must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval of an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. If Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate as before.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Wells REIT II and any entities for which Wells REIT II has a controlling financial interest. In determining whether a controlling financial interest exists, Wells REIT II considers ownership of voting interests, protective rights and participatory rights of the investors. Any intercompany balances and transactions are eliminated upon consolidation. As of December 31, 2003, Wells REIT II has no investments in other entities, except for its 0.5% interest in Wells OP II, which is included in the consolidated financial statements of Wells REIT II.

Upon formation, Wells REIT II adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). The interpretation provides additional guidance on the appropriate accounting for variable interest entities. Wells OP II is a variable interest entity (“VIE”), as that term is defined in FIN 46. Under FIN 46, the primary beneficiary of a VIE is required to consolidate the VIE. Wells REIT II is deemed to be the primary beneficiary of Wells OP II since its activities are deemed to be most closely associated with Wells OP II. Consequently, Wells REIT II has consolidated its interest in Wells OP II in its consolidated balance sheet.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short term investments. Short term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts.

Restricted Cash and Escrowed Investor Proceeds

Wells REIT II’s cash from offering proceeds of $981,924 is restricted until the “Minimum Offering” is received and accepted.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include expenses paid during the current period relating to future periods and will be expensed during the period to which the costs relate.

Minority Interest

Minority interest in loss of consolidated entities in the consolidated statement of loss represents the net loss allocated to minority interests based on the economic ownership percentage of the consolidated partnerships held by third parties throughout the year and minority interest in the consolidated balance sheet represents the economic equity interests of consolidated partnerships that are not owned by Wells REIT II. Included in minority interest in the consolidated balance sheet and statement of loss is the interest in Wells OP II owned by the Advisor.

Dividends Payable and Distribution Policy

Wells REIT II intends to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of the taxable income of Wells REIT II. Wells REIT II expects to declare dividends in advance of the quarter to which they relate based on a daily rate and pay the dividends at the end of the quarter.

Dividends to be distributed to stockholders will be determined by the board of directors of Wells REIT II and will be dependent upon a number of factors relating to Wells REIT II, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells REIT II’s status as a REIT under the Internal Revenue Code.

Offering and Related Costs

Organization and offering costs (as described in Note 6) of Wells REIT II are incurred or paid by the Advisor on behalf of Wells REIT II. As of December 31, 2003, the Advisor had incurred organization and offering expenses on behalf of Wells REIT II of approximately $3,200,000, which will be reimbursed by Wells REIT II upon the sale of shares to the public under the terms of the Advisory Agreement discussed in Note 6. Upon receipt and acceptance of the Minimum Offering, organizational costs will be expensed, and offering costs will be charged to stockholder’s equity.

Earnings Per Share

Earnings per share is calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Until Wells REIT II breaks escrow, all shares sold to the public are excluded from the calculation of weighted average shares outstanding.

Financial Instruments

Wells REIT II considers its cash to meet the definition of financial instruments. At December 31, 2003, the carrying value of Wells REIT II’s financial instruments approximated their fair value.

Income Taxes

Wells REIT II intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and intends to operate as such beginning with its taxable period ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT II’s ordinary taxable income to stockholders. As a REIT, Wells REIT II generally will not be subject to federal income tax on taxable income that it distributes to stockholders. If Wells REIT II fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells REIT II relief under certain statutory provisions. Such an event could materially adversely affect Wells REIT II’s net income and net cash available for distribution to stockholders. However, Wells REIT II intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Recent Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), certain components of which were deferred by the FASB in October 2003 for an indefinite period. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. FAS 150 requires, among other things, that a minority interest in a consolidated entity be classified as a liability and reported at settlement value if an unconditional obligation to exercise or redeem the minority interest exists. As Wells OP II is an infinite life partnership and the redemption or conversion of the minority interest is conditioned upon future events, the limited partnership interest in Wells OP II is accounted for as a minority interest in the accompanying consolidated balance sheet. Until further guidance is provided during the deferral period for FAS 150, this interest will continue to be classified as minority interest in Wells REIT II’s consolidated balance sheet.

3.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, Wells REIT II, the Advisor, or affiliates of the Advisor that Wells REIT II are dependent upon may become subject to litigation or claims.

On August 26, 2003, Wells Investment Securities (“WIS”), and Leo F. Wells, III, settled an NASD enforcement action against them by entering into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD which contained findings by the NASD including that WIS and Mr. Wells had violated certain of its Conduct Rules related to providing non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational conferences sponsored by WIS in 2001 and 2002, and that WIS and Mr. Wells failed to adhere to all the terms of a written undertaking made in March 2001. WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with a member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. We do not expect any material impact on our financial position or results of operations as a result of this matter.

4.	STOCKHOLDER’S EQUITY

General

Wells REIT II’s charter authorizes it to issue 1,000,000,000 shares of capital stock, consisting of 900,000,000 common shares and 100,000,000 preferred shares, each as defined by the charter.

The common shares have a par value of $0.01 per share and entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, to receive dividends and other distributions as authorized by the board of directors in accordance with the Maryland General Corporation Law and to all rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences or preemptive, conversion or exchange rights. As of December 31, 2003, Wells REIT II has issued 100 shares of common stock, and 98,192 shares are issuable upon breaking escrow.

Wells REIT II is authorized to issue one or more series of preferred stock. Prior to the issuance of such shares, the board of directors shall have the power from time to time to classify or reclassify, in one or more series, any unissued shares constituting such series and the designation, preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of such shares. As of December 31, 2003, Wells REIT II has issued no shares of preferred stock.

Stock Option Plan

The Stock Option Plan adopted by the board of directors and stockholder of Wells REIT II provides for grants of “non-qualified” stock options to be made to selected employees of the Advisor and Wells Management Company, Inc. (“Wells Management”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. At December 31, 2003, no stock options have been granted under the plan; therefore all 750,000 shares are available for option grants, subject to limitations set forth in the charter.

The exercise price per share for the options must be the greater of (1) $11.00 or (2) the Fair Market Value (as defined in the Stock Option Plan) on the date the option is granted. The conflicts committee of Wells REIT II’s board of directors, upon recommendation and consultation with the Advisor and Wells Management, will grant options under the plan. The conflicts committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. If the conflicts committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of certain corporate transactions or events, the conflicts committee may adjust the number and kind of shares or the exercise price with respect to any option. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Internal Revenue Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers or any of their affiliates, would exceed 10% of Wells REIT II’s issued and outstanding shares. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

The Director Stock Option Plan (the “Director Plan”) adopted by the board of directors and stockholder of Wells REIT II provides for grants of stock to be made to independent non-employee directors of Wells REIT II. A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan. As Wells REIT II has not broken escrow at December 31, 2003, no options have been granted under the plan; therefore all 100,000 shares are available for independent director stock option grants, subject to limitations set forth in the charter.

Options to purchase 2,500 shares of common stock at the greater of $12 per share or the Fair Market Value (as defined in the Director Plan) are granted upon initially becoming an independent director of Wells REIT II, or at the date the stockholders approved the Director Plan. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant for a period of four years. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director will be granted an option to purchase 1,000 additional shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value. These options are 100% exercisable at the completion of two years of service after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of a certain corporate transaction or event, a corresponding adjustment to the consideration payable with respect to all stock options shall be made. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Internal Revenue Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers or any of their affiliates, would exceed 10% of Wells REIT II’s issued and outstanding shares. No option may be sold, pledged, assigned or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

Dividend Reinvestment Plan

The dividend reinvestment plan (the “DRP”) adopted by the board of directors and stockholder of Wells REIT II allows common stockholders to elect to reinvest an amount equal to the dividends declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash dividends. Under the plan as amended by the board of directors, shares may be purchased by eligible stockholders at the higher of $9.55 per share or 95% of the estimated per share value, as estimated by the Advisor or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of the Wells REIT II’s stock. Wells REIT II will pay selling commissions of 5.0% in connection with sales under the DRP to the extent it paid commissions on the shares to which the dividends relate. No dealer manager fees will be paid on shares issued under the DRP. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days prior written notice to the participants of the DRP. Participants may purchase shares under the DRP as long as a registration statement registering such DRP shares remains effective unless all 185,000,000 shares reserved under the DRP have been sold.

Share Redemption Program

As Wells REIT II’s stock is currently not listed on a national exchange, there is no market for Wells REIT II’s stock. As a result, there is risk that a stockholder may not be able to sell Wells REIT II’s stock at a time or price acceptable to the shareholder. The board of directors of Wells REIT II has approved a share redemption program for stockholders who hold their shares for more than one year, subject to certain limitations and penalties. The share redemption program as amended provides that Wells REIT II may repurchase a stockholder’s stock for $8.40 per share. This redemption price will remain fixed until three years after Wells REIT II completes its initial public offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a dividend reinvestment plan, employee benefit plan or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price would equal 95% of the per share value of Wells REIT II as estimated by the Advisor or another firm chosen by the board of directors for that purpose. However, redemptions sought upon the death of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of the Advisor’s estimated per share net asset value. The shares redeemed under the plan other than upon the death of a stockholder may not exceed the lesser of (i) the amount redeemable from proceeds from the sale of shares through the DRP, or (ii) 5% of the weighted average common shares outstanding during the preceding year. The board of directors may amend or terminate Wells REIT II’s share redemption program at any time with 30 days’ notice. At December 31, 2003, no shares have been redeemed under Wells REIT II’s share redemption program.

5.	INCOME TAX BASIS NET LOSS

Wells REIT II’s income tax basis net loss for the year ended December 31, 2003 is as follows:

GAAP basis financial statement net loss	$(470)
Increase (decrease) in net loss resulting from:
Expenses deductible for financial reporting purposes, not deductible for income tax purposes	470

Income tax basis net loss, prior to dividends paid deduction	$(0)

6.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells REIT II has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services with regard to the investment of funds in real estate projects and sales of properties, among other services.

The Advisor will incur or pay organization and offering costs (other than selling commissions, the dealer manager fee and the reimbursable due diligence expenses of participating dealers) of Wells REIT II. These costs include Wells REIT II’s legal, accounting, printing, and filing fees and other offering expenses, such as the salaries of the Advisor’s employees and other costs of the Advisor relating to the preparation of supplemental sales materials and holding educational conferences. If Wells REIT II raises $2,500,000 from the sale of capital stock to the public, Wells REIT II is obligated to reimburse the Advisor for those costs in an amount equal to the lesser of actual costs incurred or 2% of the gross proceeds from the offering and sale of shares of common stock to the public. As of December 31, 2003, the Advisor had incurred organization and offering expenses on behalf of Wells REIT II of approximately $3,200,000, for which Wells REIT II will reimburse the Advisor upon the sale of shares to the public.

Wells REIT II will pay an asset management fee to the Advisor for services related to formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties. The asset management fee will be payable monthly in an amount equal to one-twelfth of 0.75% of the sum of the cost of all occupied properties Wells REIT II owns plus the cost of investments in joint ventures, provided that the amount paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarters end after deducting debt used to acquire or refinance properties. As of December 31, 2003, the Advisor has not earned any such fees with regard to Wells REIT II.

Additionally, Wells REIT II will reimburse the Advisor for all costs and expenses the latter incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses may include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the services they provide. The Advisor will allocate its reimbursable costs of providing these services among Wells REIT II and the various Wells Real Estate Funds based on time spent on each entity by individual personnel. As of December 31, 2003, Wells REIT II has not been allocated any such costs by the Advisor.

Wells REIT II will pay a fee to the Advisor for services related to the acquisition and disposition of investment properties. Wells REIT II will pay the Advisor acquisition fees equal to 2.0% of the aggregate purchase price of all shares Wells REIT II sells. These acquisition fees serve as compensation for services the Advisor will render in connection with the investigation, selection and acquisition of properties. Wells REIT II will pay the acquisition fees upon its receipt of proceeds from the shares it sells, but the Advisor will be obligated to reimburse Wells REIT II for any unearned acquisition fee upon termination of the Advisory Agreement. Wells REIT II will also reimburse the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions. Additionally, when Wells REIT II sells a property, it will pay the Advisor a fee equal to 3.0% of the sales price if the Advisor provided a substantial amount of services in connection with the sale (as determined by the conflicts committee). This fee may be in addition to real estate commissions paid to third parties. However, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. As of December 31, 2003, the Advisor has not earned any such fees with regard to Wells REIT II.

The Advisor may also earn success-based fees in connection with the listing of Wells REIT II’s shares of common stock or the sale of Wells REIT II’s assets. If Wells REIT II sells properties and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with an annualized, non-cumulative return of 8.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 10% of the net sales proceeds remaining only after Wells REIT II has made the distributions providing stockholders a complete return of capital and the 8.0% return. Furthermore, if Wells REIT II lists its shares on a national securities exchange or national over-the-counter market system, the Advisor will be entitled to a fee. This fee will only be payable if the market value of Wells REIT II’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide an annualized, non-cumulative return of 8.0%. The fee would equal 10% of that excess and would be offset by any incentive fees previously paid. Further, if Wells REIT II pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. As of December 31, 2003, the Advisor has not earned any such fees with regard to Wells REIT II.

The Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. The Advisory Agreement expires on October 9, 2004, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. However, Wells REIT II may terminate the Advisory Agreement upon 60 days’ written notice. If Wells REIT II terminates the Advisory Agreement, Wells REIT II will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. In addition, the Advisor would be entitled to 10% of the amount, if any, by which

•	the sum of the net value of Wells REIT II’s properties plus all distributions paid to the termination date exceeded

•	the difference between (A) the sum of (1) the total investments by stockholders (after any redemptions) plus (2) distributions attributable to the sale of properties plus (3) the amount of distributions that would be required to be paid to stockholders to provide an annualized, non-cumulative return of 8.0% and (B) any prior incentive fee paid to the Advisor.

Property Management and Leasing Agreements

Wells REIT II may retain Wells Management to manage and lease any of its properties. If so, Wells REIT II will enter into an agreement with Wells Management to pay a fee equal to what other management companies generally charge for the management of similar properties, which may include reimbursement of costs and expenses Wells Management incurs in managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing, maintaining, and leasing properties. In addition, Wells REIT II may pay Wells Management a separate one-time fee for the initial leasing of newly constructed properties at a market rate, typically equal to one month’s rent. No such fees have been paid as of December 31, 2003.

Dealer Manager Agreement

Wells REIT II has executed a dealer manager agreement whereby WIS, an affiliate of the Advisor, performs the dealer manager function for Wells REIT II. For these services, WIS will earn a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II. Additionally, WIS will earn a dealer manager fee of up to 2.5% of the gross offering proceeds at the time the shares are sold. Some of the fees under the dealer manager agreement may be re-allowed to participating broker-dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the DRP. As Wells REIT II had not broken escrow at December 31, 2003, Wells REIT II owed WIS no such fees.

Conflicts of Interest

The Advisor also is a general partner or advisor in various other entities affiliated with the Wells Real Estate Funds. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner or advisor for Wells Real Estate Funds, may be in competition with Wells REIT II in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with our Advisor and its affiliates could influence our Advisor’s and its affiliates’ advice to us.

Additionally, certain members of the board of Wells REIT II also serve on the board of another REIT sponsored by the Advisor and will encounter certain conflicts of interest regarding investment and operations decisions.

7.	ECONOMIC DEPENDENCY

Wells REIT II is dependent on the Advisor and its affiliates for certain services that are essential to Wells REIT II, including the sale of Wells REIT II’s shares of common stock available for issue, asset acquisition and disposition decisions and other general administrative responsibilities. In the event that these companies were unable to provide the respective services to Wells REIT II, Wells REIT II would be required to obtain such services from other sources. Also, Wells REIT II may be dependent upon Wells Management to provide certain asset management and property management services.

8.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

Wells REIT II commenced operations on January 22, 2004 upon the receipt and acceptance of subscriptions for the Minimum Offering of $2,500,000 (250,000 shares). As of February 18, 2004, Wells REIT II had raised approximately $21,726,000 in offering proceeds through the sale of approximately 2,187,000 shares of Wells REIT II’s common stock. As of February 18, 2004, approximately $5,978,130,000 in shares (597,813,000 shares) remained available for sale to the public under the first offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Declaration of Dividends

On January 8, 2003, Wells REIT II’s board of directors declared dividends at an annualized rate of 2.5% for the first quarter of 2004 to be paid in March 2004. The record dates for determining stockholders entitled to receive payment of a dividend commenced on the close of business on January 22, 2004, the date that Wells REIT II broke the escrow account established in connection with the sale of shares in this offering, and will continue for each day thereafter through and including March 15, 2004.

Property Acquisitions

Weatherford Center (fka 515 Post Oak) Houston

On February 10, 2004, Wells REIT II purchased a 12-story office building containing approximately 260,000 rentable square feet located at 515 South Post Oak Boulevard in Houston, Texas for a purchase price of approximately $39,900,000, plus closing costs. The Weatherford Center Houston Building, which was completed in 1980 and renovated in 1993, is leased to Weatherford International, Ltd. (“Weatherford”) (approximately 96%) and various other office and retail tenants (approximately 4%).

Line of Credit

Pursuant to the plan set forth in Wells REIT II’s prospectus, on February 10, 2004, Wells REIT II entered into a $175,000,000 million, 90-day, secured bridge financing facility with Bank of America, N.A., the proceeds of which are to be used to acquire approved properties. Wells REIT II paid to Bank of America up-front commitment fees of approximately $875,000. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus a percentage ranging from 2.25% to 5%, based on Wells REIT II’s leverage, calculated for these purposes as Wells REIT II’s ratio of total debt to total real estate assets at cost plus cash and cash equivalents.