Form 10-Q
period 2004-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2004-05-17
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s

classes of common stock, as of April 30, 2004:

Common Stock, par value $.01 per share: 10,171,262 shares

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Forward Looking Statements

Certain statements contained in this report on Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include statements about our future plans, strategies and prospects, including, but not limited to, our ability to raise equity in sufficient amounts to fund planned acquisition activities; our ability to generate sufficient cash from operating activities to enable us to pay dividends to stockholders; our ability to refinance maturing debt on favorable terms; the level of capital requirements at our properties; our ability to qualify as a REIT in future periods; and the expected outcome of pending litigation. Such statements are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this report on Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Our potential need to fund tenant improvements, lease up costs or other capital expenditures out of operating cash flow;

•	Actual property operating expenses, including property taxes, insurance and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to variable rate debt;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations;

•	Possible limitations on our ability to borrow funds in the future that may result from our potential participation in the section 1031 exchange program of Wells Capital, Inc. (the “Advisor”);

•	Future demand for our equity securities through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel, and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Administrative operating expenses, including increased expenses associated with operating as a public company, may differ from our estimates;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance; and

•	Our ability to prove compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments which are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations and cash flows for the three months ended March 31, 2003 have not been presented because Wells REIT II had not been formed and was not operational during that period.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (unaudited)	December 31, 2003
Assets:
Real estate assets, at cost:
Land	$11,218,975	$—
Buildings and improvements, less accumulated depreciation of $130,842 at March 31, 2004	42,765,019	—
Intangible lease assets, less accumulated amortization of $97,653 at March 31, 2004	11,653,883	—

Total real estate assets	65,637,877	—

Cash and cash equivalents	14,847,362	156,912
Restricted cash	1,844,391	981,924
Rents receivable	257,931	—
Prepaid expenses and other assets	3,742,889	512,633
Deferred project costs	441,000	—
Deferred financing costs, less accumulated amortization of $588,056 at March 31, 2004	470,444	—
Deferred lease costs, less accumulated amortization of $50,555 at March 31, 2004	7,536,437	—
Investment in bonds	18,000,000	—

Total assets	$112,778,331	$1,651,469

Liabilities and Stockholders’ Equity:

Line of credit	$37,789,838	$—
Obligation under capital lease	18,000,000	—
Accounts payable and accrued expenses	1,833,741	563,000
Escrowed investor proceeds	1,844,391	981,924
Due to affiliates	503,290	—
Dividends payable	59,848	—

Total liabilities	60,031,108	1,544,924

Minority Interest	99,875	106,015

Redeemable Common Shares	48,753	—

Stockholders’ Equity:
Common shares, $.01 par value; 900,000,000 shares authorized, 6,079,335 shares issued and outstanding at March 31, 2004, and 100 shares issued and outstanding at December 31, 2003	60,793	1
Additional paid-in capital	53,594,373	999
Accumulated deficit	(1,007,818)	(470)
Redeemable common shares	(48,753)	—

Total stockholders’ equity	52,598,595	530

Total liabilities and stockholders’ equity	$112,778,331	$1,651,469

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

Revenues:
Rental income	$810,694
Tenant reimbursements	115,217
Interest and other income	60,959

986,870
Expenses:
Depreciation	130,842
Property operating costs	273,654
Asset management fees	24,830
Amortization of deferred leasing costs	50,555
General and administrative	612,138
Interest expense	908,339

2,000,358

Loss before minority interest	(1,013,488)

Minority interest in loss of consolidated subsidiaries	(6,140)

Net loss	$(1,007,348)

Net loss per share
Basic and diluted	$(0.43)

Weighted average shares outstanding
Basic and diluted	2,357,638

Dividends declared per share	$0.05

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Redeemable Common Shares	Total Stockholders’ Equity
	Shares	Amount
Balance, (inception) July 3, 2003	—	$—	$—	$—	$—	$—
Issuance of common stock	100	1	999	—	—	1,000
Net loss	—	—	—	(470)	—	(470)

Balance, December 31, 2003	100	1	999	(470)	—	530

Issuance of common stock	6,079,235	60,792	60,731,556	—	—	60,792,348

Redeemable common shares	—	—	—	—	(48,753)	(48,753)
Dividends ($0.05 per share)	—	—	(146,947)	—	—	(146,947)
Commissions on stock sales and related dealer manager fees	—	—	(5,775,368)	—	—	(5,775,368)
Other offering costs	—	—	(1,215,867)	—	—	(1,215,867)
Net loss	—	—	—	(1,007,348)	—	(1,007,348)

Balance, March 31, 2004	6,079,335	$60,793	$53,594,373	$(1,007,818)	$(48,753)	$52,598,595

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,007,348)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in loss of consolidated entities	(6,140)
Depreciation	130,842
Amortization of deferred financing costs	588,056
Amortization of intangible lease assets	97,653
Amortization of deferred leasing costs	50,555
Changes in assets and liabilities:
Rents receivable	(257,931)
Accounts payable and accrued expenses	836,702
Prepaid expenses and other assets	(30,257)

Total adjustments	1,409,480

Net cash provided by operating activities	402,132

Cash Flows from Investment Activities:
Investment in real estate and related assets	(65,091,505)
Earnest money paid	(3,200,000)
Acquisition fees paid	(1,049,420)
Deferred lease costs paid	(7,586,992)

Net cash used in investing activities	(76,927,917)

Cash Flows from Financing Activities:
Proceeds from line of credit	72,648,881
Repayment of line of credit	(34,859,043)
Dividends paid to stockholders	(87,099)
Issuance of common stock	60,792,348
Commissions on stock sales and related dealer manager fees paid	(5,170,932)
Other offering costs paid	(1,049,420)
Deferred financing costs paid	(1,058,500)

Net cash provided by financing activities	91,216,235

Net increase in cash and cash equivalents	14,690,450

Cash and cash equivalents, beginning of period	156,912

Cash and cash equivalents, end of period	$14,847,362

Supplemental Disclosures of Investing and Financing Non-Cash Activities
Acquisition fees applied to investments	$774,867

Acquisition fees due to affiliate	$166,447

Other offering costs due to affiliate	$166,447

Assumption of obligation under capital lease and related bonds	$18,000,000

Dividends payable	$59,848

Sales commissions payable	$434,038

Dealer manager fees due to affiliate	$170,397

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(unaudited)

1. Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) was formed on July 3, 2003 as a Maryland corporation that qualifies as a real estate investment trust (“REIT”). Wells REIT II was formed to engage in the acquisition and ownership of commercial real properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Wells REIT II may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties. Properties may be acquired directly or through joint ventures with real estate limited partnerships sponsored by Wells Capital, Inc. (the “Advisor”), affiliates of the Advisor, or third parties.

Substantially all of Wells REIT II’s business is conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, either directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the general partner in Wells OP II and possesses full legal control and authority over the operations of Wells OP II. The Advisor is the sole limited partner of Wells OP II.

On November 26, 2003, Wells REIT II commenced its first public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through March 31, 2004, Wells REIT II had sold approximately 6.1 million shares for gross proceeds of approximately $60.8 million. Of this amount, Wells REIT II incurred costs of approximately $1.2 million in acquisition fees and expenses, approximately $5.6 million in selling commissions and dealer manager fees, and approximately $1.2 million in organization and offering costs to the Advisor. With these net offering proceeds and indebtedness, Wells REIT II acquired approximately $74.0 million in real estate assets.

Wells REIT II’s stock is not listed on any securities exchange. However, Wells REIT II’s charter requires that, in the event that Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval of an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. If Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate as before.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. Results for this interim period are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Wells REIT II’s Form 10-K for the year ended December 31, 2003. Consolidated results of operations and cash flows for the three months ended March 31, 2003 have not been presented because Wells REIT II had not been formed and was not operational during that period.

Principles of Consolidation

The consolidated financial statements include the accounts of Wells REIT II and any entities for which Wells REIT II has a controlling financial interest or is deemed the primary beneficiary of a variable interest entity. In determining whether a controlling financial interest exists, Wells REIT II considers ownership of voting interests, protective rights and participatory rights of the investors. Any intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

Wells REIT II’s real estate assets are depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II during the three months ended March 31, 2004.

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

Restricted Cash and Escrowed Investor Proceeds

Included in restricted cash and escrowed investor proceeds on the consolidated balance sheets are offering proceeds from Pennsylvania investors of approximately $1.8 million at March 31, 2004. These proceeds may not be utilized by Wells REIT II until Wells REIT II has received and accepted subscriptions for a minimum of $200 million in gross offering proceeds.

Rent Receivable

Rents receivable are recognized and carried at original amount earned less a provision for any uncollectible amounts. An allowance for uncollectible amounts is made when collection of the full amount is no longer probable. No bad debt expense was incurred during the three months ended March 31, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include expenses paid as of the balance sheet date relating to future periods and will be expensed during the period to which the costs relate. Any amounts with no future economic benefit are written off when identified.

Deferred Project Costs

Wells REIT II pays certain fees to the Advisor with regard to the acquisition of properties that are capitalized to the cost of the properties and depreciated on the same basis and over the respective useful life of the related asset. Deferred project costs represent costs incurred for properties yet to be acquired.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the three months ended March 31, 2004 was $588,056 and was recorded in interest expense on the consolidated statement of operations.

Deferred Lease Costs

Costs incurred to procure operating leases, including those identified as part of the purchase price allocation process, are capitalized as deferred lease costs and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred lease acquisition costs was $50,555 for the three months ended March 31, 2004.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is Wells REIT II’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.

During the three months ended March 31, 2004, Wells REIT II recorded approximately $11.8 million in intangible lease assets, which are included in real estate assets in the consolidated balance sheet. Wells REIT II recorded approximately $7.6 million in lease origination costs, which are included in deferred lease costs in the consolidated balance sheets.

During the three months ended March 31, 2004, Wells REIT II recorded $50,555 in amortization expense of deferred lease costs in the consolidated statement of operations, and $97,653 in amortization of intangible lease assets and liabilities was recorded as a reduction in rental income in the consolidated statement of operations.

Investments in Bonds and Obligations Under Capital Leases

Wells REIT II has acquired investments in bonds and an offsetting obligation under a capital lease. Wells REIT II records the bonds and obligations under capital leases at the amounts Wells REIT II expects to pay and receive. Because Wells REIT II is obligated to pay the indebtedness evidenced by the bonds, Wells REIT II has recorded these obligations as liabilities; however, since Wells REIT II is also the owner of the bonds, the bonds are carried on Wells REIT II’s books as assets. The related offsetting interest amounts are recorded as interest income and interest expense in the period that the amounts accrue, with no net impact on the results of operations of Wells REIT II.

Line of Credit

Wells REIT II’s line of credit is recorded at the stated principal amount. Interest is charged to interest expense as it accrues.

Dividends Payable and Distribution Policy

Wells REIT II intends to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its taxable income. Wells REIT II intends to pay regular quarterly dividends to stockholders. Dividends will be paid to those stockholders who are stockholders of record as of daily record dates.

Dividends to be distributed to the stockholders are determined by the board of directors of Wells REIT II and are dependent upon a number of factors relating to Wells REIT II, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain Wells REIT II’s status as a REIT under the Internal Revenue Code.

Offering and Related Costs

Offering costs are charged by the Advisor for costs incurred by the Advisor for raising capital for Wells REIT II. Such costs include legal and accounting fees, printing costs, sales and promotional costs, and other offering costs. Such costs, as well as sales commissions and dealer manager fees associated with the offering of shares, which are approximately 7% and up to 2.5%, respectively, of gross offering proceeds, are accounted for as a reduction of equity.

Minority Interest

Minority interest in loss of consolidated subsidiaries in the consolidated statement of operations represents the net loss allocated to minority interests based on the economic ownership percentage of the consolidated subsidiaries held by third parties throughout the period. Minority interest in the consolidated balance sheets represents the economic equity interests of consolidated subsidiaries that are not owned by Wells REIT II.

Stockholders’ Equity

The par value of investor proceeds raised from the offering is classified as common stock, with the remainder allocated to additional paid in capital. Wells REIT II’s redemption program in place at March 31, 2004 provides that all shares are redeemable upon death without limitation. Under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock,” because redemption of these shares is certain to occur and outside the control of Wells REIT II, they are considered to be temporary equity.

On April 21, 2004, Wells REIT II’s share redemption program was amended, as discussed in Note 8. The amendment limits all redemptions during any calendar year, including those upon death or qualifying disability, to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As a result of the adoption of the amendment, Wells REIT II has included all shares outstanding, with the exception of those purchased through Wells REIT II’s dividend reinvestment plan, as equity rather than temporary equity as of March 31, 2004.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases, unless rental income is dependent upon criteria that cannot be determined at inception of the lease. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred, and, therefore contractually earned and billable pursuant to the terms of the underlying lease. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

Revenues earned relating to lease termination agreements are recognized at the time the tenant loses the right to lease the space and when Wells REIT II has satisfied all obligations under the agreement.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive using the treasury stock method, as the exercise price of the options exceeds the fair value of the stock, and Wells REIT II recognized a net loss for the period.

Financial Instruments

Wells REIT II considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, and line of credit to meet the definition of financial instruments. At March 31, 2004, the carrying value of Wells REIT II’s financial instruments approximated their fair value. The line of credit bears interest based on variable interest rates that periodically adjust to market, which approximate current market rates for similar arrangements.

Income Taxes

Wells REIT II intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable period ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT II’s ordinary taxable income to stockholders. As a REIT, Wells REIT II generally will not be subject to federal income tax. If Wells REIT II fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants Wells REIT II relief under certain statutory provisions. Such an event could materially adversely affect Wells REIT II’s net income and net cash available for distribution to stockholders. However, Wells REIT II believes that it is organized and operates in such a manner as to qualify for treatment as a REIT and intends to continue to operate in the foreseeable future in such a manner that Wells REIT II will remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in the accompanying consolidated financial statements, as

Wells REIT II made distributions in excess of taxable income for the period presented and incurred a net loss. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

3. Real Estate Assets

Acquisitions

During the three months ended March 31, 2004, Wells REIT II acquired ownership interests in three properties for an aggregate purchase price of approximately $78.0 million, $5.3 million of which will be paid in a future period as stipulated below, exclusive of related closing costs and acquisition fees paid to the Advisor, as described below.

Weatherford Center Houston

On February 10, 2004, Wells REIT II purchased a 12-story office building containing approximately 260,000 rentable square feet located at 515 South Post Oak Boulevard in Houston, Texas for a purchase price of approximately $39.9 million plus closing costs. The property, which was completed in 1980 and renovated in 1993, is leased to Weatherford International, Ltd. (approximately 96%) and various other office and retail tenants.

New Manchester One

On March 19, 2004, Wells REIT II purchased a 404,000-square-foot single-story distribution facility subject to a ground lease located on an approximate 31-acre tract of land at 9103 Riverside Parkway in Douglasville, Georgia (“Phase I”) for a purchase price of approximately $19.3 million, of which $14.0 million was paid at closing for Phase I with proceeds drawn from our $175 million bridge facility. The remaining $5.3 million will be funded at certain milestones during construction of an additional 189,000 rentable square feet (“Phase II”) on the same tract of land. Phase I was completed in December 2003, and the anticipated completion date for Phase II is November 2004.

Fee simple title to the land upon which the New Manchester One building is located is held by the Development Authority of Douglas County (the “Development Authority”), which issued a Development Authority of Douglas County Taxable Revenue Bond (the “Bond”) totaling $18 million in connection with the construction of the building. Certain real property tax abatement benefits are available to Wells REIT II because the fee simple title to the property is held by the Development Authority. The property tax abatement benefits will expire in 2011. As part of the transaction, Well REIT II also purchased the Bond. The amount of rent payable under the ground lease and the payments due on the Bond offset each other, and result in no net impact on our operating results. Wells REIT II will acquire fee simple title upon exercise of an option to purchase contained in the ground lease. The purchase price will be approximately equal to the amount then due to Wells REIT II under the Bond. Wells REIT II is not likely to exercise the purchase option until the tax abatement benefits expire.

The New Manchester One Building is entirely leased to JVC Americas Corporation, a wholly owned subsidiary of Victor Company of Japan, Ltd., which is a majority owned subsidiary of Matsushita Electric Co., Ltd.

Republic Drive Buildings

On March 31, 2004, Wells REIT II purchased two single-story engineering buildings containing an aggregate of approximately 169,000 rentable square feet for an aggregate purchase price of approximately $18.9 million plus closing costs. The property is located on an approximate 20-acre tract of land at 333 Republic Drive and 777 Republic Drive, Allen Park, Michigan. The Republic Drive Buildings, which were constructed in 2000, are 100% leased under a net lease to Roush Industries, Inc.

4. Line of Credit

On February 10, 2004, Wells REIT II entered into a non-revolving $175 million, 90-day, secured bridge facility with Bank of America, N.A., the proceeds of which are designated for the acquisition of approved properties. Wells REIT II utilized capacity under the line to finance the three acquisitions above. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus a percentage ranging from 2.25% to 5%, based on Wells REIT II’s leverage, calculated as Wells REIT II’s ratio of total debt to total real estate assets at cost plus cash and cash equivalents. At March 31, 2004, the interest rate was approximately 3.34% and outstanding principal was approximately $37.8 million. Substantially all remaining capacity on the facility was utilized for the Manhattan Towers Property acquisition on April 2, 2004 (see Note 8). The agreement also contains a provision that Wells REIT II pays a monthly unused fee of 0.5% of the amount of the line not utilized. This line of credit is collateralized by all properties owned by Wells REIT II.

5. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT II may be obligated to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At March 31, 2004, no tenants have exercised such options.

Properties Under Contract

At March 31, 2004, Wells REIT II had a contract to acquire a real estate asset for a purchase price of $79.3 million. In addition, Wells REIT II had signed an agreement related to the completion of construction of Phase II of the New Manchester One facility in the amount of approximately $5.3 million. Wells REIT II has paid $3.2 million in earnest money related to these contracts at March 31, 2004, which are included in prepaid expenses and other assets in the consolidated balance sheet.

6. Related-Party Transactions

Advisory Agreement

Wells REIT II has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services. The Advisory Agreement has a one-year term and automatically renews unless either side gives notice of its intent not to renew. However, Wells REIT II may terminate the Advisory Agreement upon 60 days’ written notice. If Wells REIT II terminates the Advisory Agreement, Wells REIT II will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. The Advisory Agreement expires on October 9, 2004.

Organization and Offering Costs

The Advisor pays organization and offering costs (other than selling commissions, the dealer manager fee and the reimbursable due diligence expenses of participating dealers) of Wells REIT II. These costs include Wells REIT II’s legal, accounting, printing, and filing fees and other offering expenses, such as the salaries of the Advisor’s employees and other costs of the Advisor relating to the preparation of supplemental sales materials and holding educational conferences. Wells REIT II is obligated to reimburse the Advisor for those costs in an amount equal to the lesser of actual costs incurred or 2% of the gross proceeds from the offering and sale of shares of common stock to the public. As of March 31, 2004, the Advisor had incurred organization and offering costs on behalf of Wells REIT II of approximately $8.4 million. However, because Wells REIT II’s obligation for organization and offering costs is limited to 2% of gross offering proceeds raised, $1.2 million has been accrued in Wells REIT II’s consolidated balance sheet as of March 31, 2004. The remaining $7.2 million will be accrued and payable as Wells REIT II raises additional offering proceeds.

Asset Management Fees

Wells REIT II pays an asset management fee to the Advisor for services related to formulating and implementing strategies to administer, promote, manage, operate, maintain, improve, finance and refinance, market, lease, and dispose of properties. The asset management fee is payable monthly in an amount equal to one-twelfth of 0.75% of the cost of (1) all occupied properties of Wells REIT II and (2) investments in joint ventures. The amount paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarters end after deducting debt used to acquire or refinance properties. These fees totaled $24,830 for the three months ended March 31, 2004.

Administrative Services Reimbursement

Additionally, Wells REIT II reimburses the Advisor for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager. These costs and expenses include wages and salaries and other employee-related expenses of the Advisor’s employees engaged in the management, administration, operations, and marketing functions. Employee-related expenses include taxes, insurance and benefits relating to such employees, and legal, travel and other out-of-pocket expenses that are directly related to the services they provide. The related expenses are billed to Wells REIT II based on time spent on each entity by administrative personnel. These expenses totaled $52,120 for the three months ended March 31, 2004 and are included in general and administrative expenses in the consolidated statement of operations.

Acquisition Fees

Wells REIT II pays a fee to the Advisor for services related to the acquisition and disposition of investment properties. Wells REIT II pays acquisition fees equal to 2.0% of the aggregate purchase price of all shares Wells REIT II sells. These acquisition fees serve as compensation for services the Advisor renders in connection with the investigation, selection and acquisition of properties. Wells REIT II pays the acquisition fees upon its receipt of proceeds from the shares it sells, but the Advisor is obligated to reimburse Wells REIT II for any unearned acquisition fee upon termination of the Advisory Agreement. Wells REIT II also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions. Additionally, when Wells REIT II sells a property, it will pay the Advisor a fee equal to 3.0% of the sales price if the Advisor provided a substantial amount of services in connection with the sale (as determined by the conflicts committee of Wells REIT II’s board of directors). This fee may be in addition to real estate commissions paid to third parties. However, for any Wells REIT II property sold, the total real estate commissions (including such disposition fee) may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. During the three months ended March 31, 2004, the Advisor earned acquisition fees of approximately $1.2 million with regard to Wells REIT II.

Subordinated Incentive Listing and Liquidation Fees

The Advisor may also earn fees in connection with the listing of Wells REIT II’s shares of common stock or a liquidating sale of Wells REIT II’s assets. If Wells REIT II lists its shares on a national securities exchange or national over-the-counter market system, the Advisor will be entitled to a fee provided that the market value of Wells REIT II’s outstanding stock plus distributions paid prior to listing exceeds the sum of the amount of capital stockholders invested plus the amount that would be required to be paid to stockholders to provide an annualized, non-cumulative return of 8.0%. The fee would equal 10% of that excess and would be offset by any incentive fees previously paid. Further, if Wells REIT II pays this fee following a listing of shares, it will not be obligated to pay any further incentive fees to the Advisor. Furthermore, if Wells REIT II sells properties in a single transaction or a series of related transactions with the intent of liquidating the assets of Wells REIT II and receives proceeds enabling it to distribute to stockholders all of the capital stockholders invested plus an amount sufficient to provide stockholders with an annualized, non-cumulative return of 8.0%, the Advisor will be entitled to an incentive fee. This incentive fee will equal 10% of the net sales proceeds remaining after Wells REIT II has made the distributions providing stockholders a complete return of capital and the 8.0% return. As of March 31 2004, the Advisor has not earned any such fees.

In addition, the Advisor would be entitled to 10% of the amount, if any, by which the sum of the net value of Wells REIT II’s properties plus all distributions paid to the termination date exceeded the difference between (A) the sum of (1) the total investments by stockholders (after any redemptions) plus (2) distributions attributable to the sale of properties plus (3) the amount of distributions that would be required to be paid to stockholders to provide an annualized, non-cumulative return of 8.0% and (B) any prior incentive fee paid to the Advisor.

Property Management and Leasing Agreements

Wells REIT II may retain Wells Management, Inc. (“Wells Management”) to manage and lease some of its properties. If so, Wells REIT II will enter into an agreement with Wells Management to pay a fee equal to what other management companies generally charge for the management of similar properties, which may include reimbursement of costs and expenses Wells Management incurs in managing the properties. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing, maintaining, and leasing properties. In addition, Wells REIT II may pay Wells Management a separate one-time fee for the initial leasing of newly constructed properties at a market rate, typically equal to one month’s rent. No such agreements had been entered into and thus no such fees had been earned as of March 31, 2004.

Dealer Manager Agreement

Wells REIT II has executed a Dealer Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of the Advisor, performs the dealer manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all are reallowed to participating broker-dealers. During the three months ended March 31, 2004, Wells REIT II incurred commissions of $4.1 million, of which more than 99% was reallowed to participating broker-dealers.

Additionally, Wells REIT II is required to pay WIS a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker-dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the dividend reinvestment plan. Wells REIT II recorded dealer manager fees of approximately $1.5 million during the three months ended March 31, 2004, of which approximately $0.7 million was reallowed to participating broker-dealers.

Conflicts of Interest

The Advisor also is a general partner of or advisor to various other entities including another REIT and several syndicated real estate limited partnerships. As such, there are instances where the Advisor, while serving in the capacity as general partner or advisor for these entities, may be in competition with Wells REIT II in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with the Advisor and its affiliates could influence the Advisor’s and its affiliates’ advice to Wells REIT II.

Additionally, certain members of the board of directors of Wells REIT II also serve on the board of directors of another REIT sponsored by the Advisor. These directors may face situations where decisions that benefit one entity may be detrimental to the other entity.

7. Economic Dependency

Under agreements which have terms of one year or less, Wells REIT II has engaged the Advisor and its affiliates to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition decisions, the sale of shares of Wells REIT II’s common stock available for issue, as well as other administrative responsibilities for Wells REIT II including accounting services and investor relations. As a result of these relationships, Wells REIT II is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide Wells REIT II with the respective services, Wells REIT II would be required to find alternative providers of these services.

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III and the Advisor, as well as Wells Investment Securities, Inc., Wells Management Company, Inc., and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, the Advisor, Wells Investment Securities and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, the Advisor, and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, the Advisor and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However an adverse outcome could adversely affect the ability of the Advisor, Wells Investment Securities, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

8. Subsequent Events

Sale of Shares of Common Stock

From April 1, 2004 through April 30, 2004, Wells REIT II had raised approximately $40.9 million through the issuance of approximately 4.1 million shares of common stock of Wells REIT II. As of April 30, 2004, approximately $5.9 billion in shares (589.8 million shares) remained available for sale to the public under the offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Manhattan Towers Property Acquisition

On April 2, 2004, Wells REIT II purchased two six-story office buildings containing approximately 310,000 rentable square feet for a purchase price of approximately $89.9 million plus closing costs. The buildings are located on an approximate 5.1-acre parcel of land at 1230 and 1240 Rosecrans Avenue in Manhattan Beach, California. The property, which was completed in 1985 and renovated in 2001, is leased to Northrop Grumman Space and Mission Systems Corporation (approximately 76%) and various other office and retail tenants (approximately 23%). Approximately 1% of the Manhattan Towers Property is currently vacant.

Declaration of Dividends

On April 21, 2004, Wells REIT II’s board of directors increased the dividend rate to a 6.0% annualized rate of return on a $10.00 investment per share from a 5.0% annualized rate, calculated on a daily basis to stockholders of record each day from April 22, 2004, through June 15, 2004. This dividend will be paid in June, along with the dividends earned March 16, 2004, through April 21, 2004.

Line of Credit

On May 10, 2004, Wells REIT II entered into a revolving $350 million, 180-day, secured interim facility agreement with Bank of America, N.A., superseding the $175 million facility agreement and refinancing the remaining outstanding principal balance. In connection with closing the $350 million facility, Wells REIT II paid and expects to pay fees and expenses totaling approximately $3.2 million. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR for one, two or three month periods, plus 225 basis points or the base rate plus 50 basis points, at Wells REIT II’s option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. If Bank of America is not able to syndicate an acceptable portion of this line of credit, the terms of the line of credit, including, but not limited to, the interest rate and the amount available under the facility, may change. Like Wells REIT II’s initial $175 million facility, this $350 million facility requires that Wells REIT II use 86.5% of gross offering proceeds to repay the facility. Unlike the initial $175 million facility, the $350 million facility permits the use of loan proceeds for any property acquisition (subject to compliance with certain covenants) and for working capital; however, borrowing under the facility is limited to a certain percentage of the value of lender approved properties.

Under the terms of the $350 million line of credit, Wells REIT II is required to repay outstanding principal and accrued interest within 180 days. During the initial 180-day term, the agreement allows Wells REIT II to borrow up to 70% of the aggregate cost of the subset of lender-approved properties with an aggregate average occupancy rate of 85% (the “Borrowing Base”). Wells REIT II is able to extend the initial maturity date by an additional 180 days if Wells REIT II seeks an extension and meet the related conditions set forth in the agreement, including reducing the amount outstanding under the facility to 60% of the Borrowing Base. During the extension term, borrowing under the facility is limited to 60% of the Borrowing Base. At May 10, 2004, Wells REIT II was able to borrow up to approximately $2.5 million under the $350 million line of credit.

The agreement also stipulates that Wells REIT II’s net distributions, which equal total distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of Wells REIT II’s Funds from Operations for the corresponding period and any equity proceeds not used for other purposes that are otherwise not required to pay down the line. With the obligation to use 86.5% of gross offering proceeds to repay the facility, the equity proceeds that Wells REIT II could use to fund distributions will be largely limited to approximately $14.8 million of available new proceeds raised before entering into the former $175 million bridge facility. Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The lender also further adjusts the definition of Funds from Operations to add back the amortization of initial loan fees paid to the lender.

Debt covenants of the $350 million line of credit require that Wells REIT II maintain its leverage, i.e., the ratio of total debt to total purchase price of real estate assets plus cash and cash equivalents, at 70% or less at all times during the initial or extended term of the facility. The $350 million facility is secured by mortgages on all lender-approved properties; however, only some of the mortgages are recorded in the property records. However, in the event we are in default under the facility, the lender may elect to record all of the mortgages and foreclose.

Amendment to the Share Redemption Program

On April 21, 2004, Wells REIT II’s share redemption program was amended. Wells REIT II’s board of directors may amend, suspend or terminate the share redemption program upon 30 days’ notice. The revised program will go into effect 30 days after notice to the stockholders of Wells REIT II, and is summarized as follows:

Under the revised program, the initial redemption price was increased from $8.40 per share to $9.10 per share, or 91% of the price per share paid for those shares sold for less than $10.00. Higher redemption prices remain in effect for redemptions sought within two years of death. The higher redemption price available upon death will now also be available within two years of an investor’s award of disability benefits from the Social Security Administration or, in limited circumstances, from other governmental agencies.

The revised program also contains different limitations on the total amount of redemptions Wells REIT II can make. In addition to redemptions following death, the revised program provides that redemptions following a qualifying disability are also exempt from the cap of 5% of the weighted average number of shares outstanding during the prior calendar year. However, the redemptions during any calendar year, other than redemptions within two years of death or disability, are limited to those that can be funded with 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during that calendar year. All redemptions during any calendar year, including those within two years of death or disability, are limited to those that can be funded from 100% of the net proceeds from the sale of shares under our dividend reinvestment plan during that calendar year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Liquidity and Capital Resources

During the three months ended March 31, 2004, we received proceeds from our initial offering of common stock and began operations as a real estate investment and operating company. With the net proceeds of this stock offering and with utilization of capacity under a secured credit agreement, we funded the purchase of three real estate properties and funded certain overhead costs. Additionally, approximately $0.7 million of general and administrative expenses have been funded by the Advisor and included in accounts payable and accrued expenses. These overhead costs were partially offset by net operating income generated by the properties we acquired. Net capital generated from the financing activities described above was approximately $92.4 million consisting of approximately $54.6 million in net stock offering proceeds and $37.8 million from our line of credit. Of this capital, we invested approximately $76.9 million in real estate properties, including earnest money paid, and paid $1.1 million in deferred financing costs. We generated net cash from operating activities of $0.4 million and paid dividends to stockholders of $0.1 million. As of March 31, 2004, we had cash and cash equivalents of approximately $14.8 million available for repayment of the line of credit, investment in properties, or reimbursement of the Advisor.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and to utilize indebtedness to assist in the funding for and timing of our acquisitions. As of March 31, 2004, we had one property under contract for a purchase price of $79.3 million. Subsequent to March 31, 2004, we executed an additional five contracts for an aggregate purchase price of $393.4 million. Approximately $21.0 million in earnest money relates to these contracts, approximately $19.3 million of which is non-refundable. Completion of these acquisitions is dependent upon our ability to raise sufficient amounts of equity capital and indebtedness, subject to limitations in our credit agreement discussed below; therefore, we cannot predict with certainty when or if these acquisitions will close. If we are unable to raise sufficient equity capital to allow us to fulfill our obligations under these contracts, we will be required to forfeit our non-refundable earnest money, which would negatively affect our results from operations in future periods.

As of March 31, 2004, we had short-term debt outstanding under our $175 million, 90-day, secured line of credit with Bank of America totaling approximately $37.8 million, and cash and cash equivalents of approximately $14.8 million. We utilized capacity under the line to fund our three acquisitions during the first quarter, and made repayments as we raised additional investor proceeds. This line of credit was set to expire on May 10, 2004, and permitted borrowings only to purchase lender-approved properties, which must be at least 85% occupied. The $175 million facility required that we use 86.5% of our gross offering proceeds to repay the facility, precluded us from borrowing funds except under the facility, and did not allow us to re-borrow amounts paid under the facility.

On May 10, 2004, we entered into a revolving $350 million, 180-day, secured interim facility agreement with Bank of America, N.A., superseding our $175 million facility agreement and refinancing our existing outstanding balance. In connection with closing our $350 million facility, we paid and expect to pay fees and expenses totaling approximately $3.2 million. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR for one, two or three month periods, plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. If Bank of America is not able to syndicate an acceptable portion of this line of credit, the terms of the line of credit, including, but not limited to, the interest rate and the amount available under the facility, may change. Like our initial $175 million facility, this $350 million facility permits borrowings only to purchase lender-approved properties and requires that we use 86.5% of our gross offering proceeds to repay the facility.

Under the terms of the $350 million line of credit, we are required to repay outstanding principal and accrued interest within 180 days. During the initial 180-day term, the agreement allows us to borrow up to 70% of the aggregate cost of the Borrowing Base. We are able to extend the initial maturity date by an additional 180 days if we seek an extension and meet the related conditions set forth in the agreement, including reducing the amount outstanding under the facility to 60% of the Borrowing Base. During the extension term, borrowing under the facility is limited to 60% of the Borrowing Base. At May 10, 2004, we were able to borrow up to approximately $2.5 million under the $350 million line of credit.

The agreement also stipulates that our net distributions, which equal total distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period and any equity proceeds not used for other purposes that are otherwise not required to pay down the line. With the obligation to use 86.5% of gross offering proceeds to repay the facility, the equity proceeds that we could use to fund distributions will be largely limited to approximately $14.8 million of available new proceeds raised before entering into the former $175 million bridge facility. Funds from Operations, as defined by the National Association of Real Estate Investment Trusts, generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”), excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. The lender also further adjusts the definition of Funds from Operations to add back the amortization of initial loan fees paid to the lender.

Debt covenants of our initial $175 million line of credit required that our leverage, i.e. our ratio of total debt to total purchase price of real estate assets plus cash and cash equivalents, be no more than 85% from March 26, 2004 through the debt’s expiration. As of March 31, 2004, our leverage ratio was approximately 43%. As a result of subsequent capital-raising activities and borrowings to acquire the Manhattan Towers Property (see Note 8 to the accompanying financial statements for further explanation), our leverage ratio was approximately 59% as of April 30, 2004. Our $350 million facility requires that we maintain our leverage ratio at 70% or less. In future periods, this ratio will be dependent upon our level of borrowings to purchase properties and the amount of investor proceeds raised.

The $350 million facility is secured by mortgages on all lender-approved properties; however, only some of the mortgages are recorded in the property records. However, in the event we are in default under the facility, the lender may elect to record all of the mortgages and foreclose.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 50% leverage guideline in the next quarterly report. The conflicts committee approved the borrowings during the quarter to purchase our three real estate assets and the resulting leverage ratios. In each case, the conflicts committee determined that the excess leverage was justified for the following reasons:

•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•	the dealer-manager of our initial public offering has a strong record of raising capital for programs such as ours; therefore, our leverage is likely to exceed the charter’s guidelines only for a short period of time;

•	our Advisor informed the conflicts committee that we should raise sufficient equity to repay the borrowings and to meet the leverage requirements set forth in our $175 million line of credit;

•	in the event that we have insufficient offering proceeds to repay the authorized borrowings at maturity of our $175 million line of credit, we had a non-binding commitment from Bank of America to provide a second interim facility, which would permit a 70% leverage ratio; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

For each share of our common stock, our board of directors declared dividends for the first quarter of 2004 and for the period from April 1, 2004 to April 15, 2004 at an annualized percentage rate of return of 2.5% based on a $10 per share investment. Our board of directors subsequently declared dividends for the period from April 1, 2004 to April 21, 2004 at an annualized rate of 5.0%, and dividends for the period from April 22, 2004 to June 15, 2004 at an annualized rate of 6.0%. Dividends accrue to stockholders on a daily record basis and are paid quarterly. We expect that the operations of the properties that we have acquired and intend to acquire will be adequate to maintain our dividend at 6% per annum.

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the Internal Revenue Code.

Long-term Liquidity and Capital Resources

We expect that potential sources of capital will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We expect that our principal uses of capital will be for property acquisitions, either directly or through investments in joint ventures, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of dividends.

In determining how and when to allocate cash resources, we will initially consider the source of the cash. We expect that substantially all net cash raised from operations will be used to pay dividends after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund dividends as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, dividends paid may be lower. We expect that substantially all net cash resulting from equity raising or debt financing will be used to fund acquisitions, any capital expenditures identified at acquisition, or repayments of outstanding debt. To the extent sufficient equity or debt is not available, then the amount invested in real estate will be lower. Over the long term, we intend to maintain borrowings at an amount that is less than 50% of the purchase price of our properties (before depreciation) and other assets.

Results of Operations

As of March 31, 2004, our three real estate properties were 100% leased. Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the three months ended March 31, 2004 for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the three months ended March 31, 2004 totaled $810,694, with tenant reimbursements equaling $115,217. Property operating expenses were $273,654. Depreciation expense for the three months ended March 31, 2004 was $130,842, and asset management fees were approximately $24,830. We acquired our first property on February 10, 2004, which offered one full month’s and a partial month’s revenues and expenses for the quarter. Our second acquisition occurred March 19, 2004, providing additional revenues and expenses for a partial month, and our third property was acquired on the last day of the month. Net income from property operations was approximately $443,000 for the three months ended March 31, 2004, exclusive of portfolio level expenses such as interest and general and administrative expenses.

General and administrative expenses for the three months ended March 31, 2004 totaled $612,138, of which 99.8% was overhead-related costs. We sustained a net loss for the quarter of approximately $1.0 million, primarily as a result of incurring overhead-related general and administrative expenses and interest expense without sufficient rental revenues from properties to cover the costs. Loss per share for the three months ended March 31, 2004 was $(0.43). With the acquisition of new properties in future periods, we anticipate that general and administrative expenses, net income, and earnings per share will each increase. However, we expect general and administrative expenses to decrease as a percentage of total revenue.

Our property acquisitions were financed with short-term debt from our $175 million line of credit with Bank of America. During the three months ended March 31, 2004, we incurred amortization of deferred financing costs and interest expense of $908,339 related to our use of this debt. Our $350 million replacement facility includes provisions for lower interest rates. However, our debt financing costs in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets fitting our investment objectives.

Funds From Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States

(“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT. However, our calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO for the three months ended March 31, 2004:

Net loss	$(1,007,348)
Add:
Depreciation of real estate assets	130,842
Amortization of deferred lease costs	50,555

FFO	$(825,951)

Weighted average shares outstanding	2,357,638

In order to recognize revenues on a straight line basis over the terms of the respective leases, we recognized straight line rental revenue of approximately $219,000 during the three months ended March 31, 2004.

Amortization of intangible lease assets resulted in a net decrease in rental revenue of $97,653 for the three months ended March 31, 2004. Amortization of deferred financing costs was $588,056 for the three months ended March 31, 2004.

Election as a REIT

We intend to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 2003. As a REIT, we generally will not be subject to federal income tax. If we fail to qualify as a REIT in any taxable year, we will become subject to federal income taxes on taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, management believes that we are currently organized and currently operate in such a manner as to qualify for treatment as a REIT and we intend to continue to operate in the foreseeable future in such a manner that will permit us to remain qualified as a REIT for federal income tax purposes for the current tax year. Accordingly, no provision for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

Inflation

The real estate market has not recently been affected significantly by inflation due to the relatively low inflation rate. As a mitigating factor, there are provisions in the majority of our leases that protect us from inflation, as the majority of our leases are “economically net” leases. These provisions generally include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements or, in some cases, annual reimbursement of operating expenses above a certain allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight line basis. The estimated useful lives of our assets by class are generally as follows:

Building	40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

In the event that inappropriate useful lives or methods are used for depreciation, our operating results would be misstated.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to rental income over the remaining term of the respective leases.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported operating results.

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our operating results.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5, 6, and 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments under existing lease agreements (Note 5)
•	Properties under contract (Note 5)
•	Reimbursement of offering-related costs (Note 6)
•	Litigation against our Advisor and its affiliates (Note 7)

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Our Advisor is also a general partner in and advisor to various other entities including another REIT and several syndicated real estate partnerships. As such, there are instances where the Advisor, while serving in the capacity as general partner or advisor for these entities, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements with our Advisor and its affiliates could influence our Advisor’s and its affiliates’ advice to us.

Additionally, certain members of our board of directors also serve on the board of directors of another REIT sponsored by the Advisor. These directors may face situations where decisions that benefit one entity may be detrimental to the other entity.

Subsequent Events

Certain events occurred subsequent to March 31, 2004 through the date of this report. Refer to Note 8 to our consolidated financial statements for further explanation. Such events include:

•	Sale of shares of common stock

•	Acquisition of Manhattan Towers property

•	Declaration of dividends

•	$350 million line of credit with Bank of America

•	Amendment to the share redemption program

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we may enter into interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

At March 31, 2004, 100% of our borrowings were under the $175 million line of credit and subject to variable interest rates. The $175 million facility agreement contained borrowing arrangements that provided for interest costs based on LIBOR plus a percentage ranging from 2.25% to 5%, based on our leverage, calculated for these purposes as our ratio of total debt to total real estate assets at cost plus cash and cash equivalents. The weighted average interest rate was 3.34% at March 31, 2004. This facility was repaid and terminated on May 10, 2004.

On May 10, 2004, we closed a $350 million line of credit agreement that contains borrowing arrangements that provide for interest costs based on LIBOR plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. If Bank of America is not able to syndicate an acceptable portion of this line of credit, the terms of the line of credit, including, but not limited to, the interest rate and the amount available under the facility, may change. The maturity date of the $350 million interim facility could be extended by an additional 180 days if we met the conditions set forth in the agreement. We anticipate that we will repay the debt with offering proceeds raised. An increase in the variable interest rate on the variable rate facilities constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

As of March 31, 2004, a 1% increase in interest rates would result in additional interest expense of approximately $378,000 per year, with a 1% decrease in interest rates resulting in a decrease in interest expense of approximately $378,000.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligation of $18.0 million at March 31, 2004 (discussed in Note 3 of the accompanying financial statements), as the obligation is at fixed interest rates and we also own the related bonds.

ITEM 4. CONTROLS AND PROCEDURES

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

There were no significant changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material legal proceedings instituted against us or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended March 31, 2004, we did not sell any equity securities that are not registered under the Securities Act of 1933, nor did we modify, limit, or qualify the rights of any of our stockholders or purchase any of our shares.

The registration statement relating to our initial public offering (No. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003 and is ongoing. WIS is the dealer manager of our offering. The registration statement covers 600.0 million shares of common stock in a primary offering at an aggregate price of up to $6.0 billion and an additional 185.0 million shares under our dividend reinvestment plan at an aggregate price of $1.85 billion.

Through March 31, 2004, we had sold approximately 6.1 million shares for gross offering proceeds of approximately $60.8 million, out of which we paid costs of approximately $1.2 million in acquisition fees and expenses, approximately $5.6 million in selling commissions and dealer manager fees, and approximately $1.2 million in organization and offering costs to the Advisor. With the net offering proceeds and indebtedness, we acquired approximately $72.7 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. As of April 30, 2004, we have sold approximately 10.2 million shares in our primary offering at an aggregate offering price of $101.5 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote by stockholders during the quarter ended March 31, 2004.

ITEM 5. OTHER INFORMATION

As our stock is currently not listed on any securities exchange, there is no established public trading market for our stock. Consequently, our shares are illiquid and there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program, as amended, for investors who have held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted average common shares outstanding during the prior calendar year, and (ii) the aggregate amount of redemptions under our share redemption program during any calendar year may not exceed aggregate proceeds received from the sale of shares in the calendar year pursuant to our dividend reinvestment plan. Initially and for the first three years after we complete our offering stage, any shares redeemed under the share redemption program are purchased by us at $9.10 per share unless the shares are being redeemed in connection with the death or qualifying disability of a stockholder. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by our Advisor or another firm we might choose for that purpose. (The terms of the redemption program are more generous with respect to redemption requests following the death or qualifying disability of a stockholder.) Our board of directors may amend or terminate the share redemption plan at any time upon 30 days’ notice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following Current Reports on Form 8-K during the first quarter of 2004:

(i)	On January 12, 2004, we filed a Current Report on Form 8-K dated January 12, 2004 reporting the declaration of the first quarter 2004 dividend;

(ii)	On February 23, 2004, we filed a Current Report on Form 8-K dated February 10, 2004 reporting the acquisition of the Weatherford Center Houston Building;

(iii)	On March 19, 2004, we filed Amendment No. 1 to Current Report on Form 8-K/A dated February 10, 2004 providing the required financial statements relating to the acquisition of the Weatherford Center Houston Building;

(iv)	On March 29, 2004, we filed a Current Report on Form 8-K dated March 19, 2004 reporting the acquisition of the New Manchester One building and providing the required related financial statements; and

(v)	On March 31, 2004, we filed a Current Report on Form 8-K dated March 31, 2004 reporting the acquisition of the Republic Drive Buildings and reporting the declaration of a new dividend rate from April 1, 2004 to June 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 4, 2004	By:	/S/ DOUGLAS P. WILLIAMS

Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Escrow Agreement between the Company and SouthTrust Bank dated October 29, 2003 (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5	Escrow Agreement for Pennsylvania investors between the Company and SouthTrust Bank dated October 29, 2003 (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6	Amendment No. 1 to the Escrow Agreement for Pennsylvania investors between the Company and SouthTrust Bank dated February 4, 2004 (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on March 2, 2004 (the “Post-Effective Amendment No. 1”))

10.1	$175 Million Non-Revolving Bank Acquisition Facility dated as of February 6, 2004 by and among Wells Operating Partnership II, L.P., the Company, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment No. 1)

10.2	Agreement of Purchase and Sale dated February 2, 2004 by and between The Realty Associates Fund V, L.P. and Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.6 to the Post-Effective Amendment No. 1)

10.3	Lease Agreement dated January 26, 1996 by and between Cigna Investments, Inc. and Weatherford Enterra U.S., Limited Partnership (the “Lease”), including the first amendment to the Lease dated April 29, 1996, the second amendment dated September 16, 1996, the third amendment dated July 10, 1998, the fourth amendment dated July 30, 1998, the fifth amendment dated March 6, 2000, the sixth amendment dated July 31, 2000, the seventh amendment dated February 15, 2001, the eighth amendment dated March 28, 2002, the ninth amendment dated February 4, 2003, the tenth amendment dated April 22, 2003 and the eleventh amendment dated October 22, 2003 (incorporated by reference to Exhibits 10.7 – 10.18 to the Post-Effective Amendment No. 1)

10.4	Agreement for the Purchase and Sale of Property dated March 18, 2004 by and between Carter New Manchester Building One, L.L.C. and Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on May 10, 2004 (the “Post-Effective Amendment No. 3”))

10.5	Standard Industrial Lease Agreement dated October 1, 2003 by and between Carter New Manchester Building One, L.L.C. and JVC Americas Corp. (incorporated by reference to Exhibit 10.20 to the Post-Effective Amendment No. 3)

10.6	Purchase Agreement dated March 31, 2004 by and between Ford Motor Land Development Corporation and the Company (incorporated by reference to Exhibit 10.21 to the Post-Effective Amendment No. 3)

10.7	Lease dated December 21, 1999 between Ford Motor Development Corporation and Roush Industries, as amended by that certain First Amendment to Lease dated August 27, 2001 (incorporated by reference to Exhibit 10.22 to the Post-Effective Amendment No. 3)

10.8	Agreement of Sale and Purchase dated as of April 1, 2004 by and between HSOV Manhattan Towers, LP and Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.23 to the Post-Effective Amendment No. 3)

10.9	Commercial Office Lease dated April 13, 1997 by and between USAA Income Properties III Limited Partnership and TRW Inc., as amended by that certain first amendment dated August 24, 2001, second amendment dated September 26, 2002, third amendment dated November 21, 2003 and amended and restated third amendment dated December 15, 2003 (incorporated by reference to Exhibit 10.24 to the Post-Effective Amendment No. 3)

10.10	Agreement regarding Post-Closing Work and Escrow Instructions dated April 1, 2004 by and between HSOV Manhattan Towers LP and Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.25 to the Post-Effective Amendment No. 3)

10.11	$350 Million Interim Revolving Credit Agreement dated May 10, 2004 by and among Wells Operating Partnership II, L.P., the Company, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.26 to the Post Effective Amendment No. 3)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002