Form 10-Q
period 2004-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2004-08-06
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission file number 333-107066

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of each of the registrant’s

classes of common stock, as of July 31, 2004:

Common Stock, par value $.01 per share: 37,085,900 shares

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

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets—June 30, 2004 (unaudited) and December 31, 2003	6

		Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2004 (unaudited)	7

		Consolidated Statements of Stockholders’ Equity for the Period from Inception (July 3, 2003) to December 31, 2003 and the Six Months Ended June 30, 2004 (unaudited)	8

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited)	9

		Condensed Notes to Consolidated Financial Statements (unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	26

	Item 4.	Controls and Procedures	27

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	28

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	28

	Item 3.	Defaults Upon Senior Securities	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	29

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease up costs or other capital expenditures out of operating cash flow;

•	Actual property operating expenses, including property taxes, insurance and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to variable rate debt;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our potential participation in the section 1031 exchange program of Wells Capital, Inc. (the “Advisor”);

•	Future demand for our equity securities through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel, and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Administrative operating expenses, including increased expenses associated with operating as a public company, may differ from our estimates;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance; and

•	Our ability to maintain compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that such position is questioned by the respective authority.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations and cash flows for the three and six months ended June 30, 2003 have not been presented because Wells REIT II had not been formed and was not operational during that period.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (unaudited)	December 31, 2003
Assets:
Real estate assets, at cost:
Land	$71,189,561	$—
Buildings and improvements, less accumulated depreciation of $1,356,668	275,396,659	—
Intangible lease assets, less accumulated amortization of $1,163,244	96,070,875	—
Construction in progress	607,561	—

Total real estate assets	443,264,656	—
Cash and cash equivalents	24,862,051	156,912
Restricted cash	—	981,924
Rents receivable	1,141,245	—
Prepaid expenses and other assets	16,953,182	512,633
Deferred financing costs, less accumulated amortization of $1,997,305	2,381,022	—
Deferred lease costs, less accumulated amortization of $576,349	42,815,032	—
Investments in bonds	78,000,000	—

Total assets	$609,417,188	$1,651,469

Liabilities and Stockholders’ Equity:
Line of credit	$275,802,291	$—
Obligations under capital leases	78,000,000	—
Intangible lease liabilities, less accumulated amortization of $25,505	5,009,568	—
Accounts payable and accrued expenses	9,720,483	563,000
Escrowed investor proceeds	—	981,924
Due to affiliates	2,444,641	—
Dividends payable	630,840	—

Total liabilities	371,607,823	1,544,924
Minority Interest	98,671	106,015

Redeemable Common Shares	1,024,259	—

Stockholders’ Equity:
Common shares, $.01 par value; 900,000,000 shares authorized, 27,453,854 shares issued and outstanding at June 30, 2004, and 100 shares issued and outstanding at December 31, 2003	274,539	1
Additional paid-in capital	240,383,610	999
Accumulated deficit	(2,947,455)	(470)
Redeemable common shares	(1,024,259)	—

Total stockholders’ equity	236,686,435	530

Total liabilities and stockholders’ equity	$609,417,188	$1,651,469

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Three months ended June 30, 2004	Six months ended June 30, 2004
Revenues:
Rental income	$4,677,162	$5,551,133
Tenant reimbursements	821,155	936,372

	5,498,317	6,487,505
Expenses:
Property operating costs	1,366,211	1,639,886
Asset management fees	278,657	303,487
General and administrative	769,715	1,381,832
Depreciation	1,225,826	1,356,668
Amortization	1,213,544	1,327,376

	4,853,953	6,009,249

Real estate operating income	644,364	478,256

Other income (expense):
Interest income	359,139	420,097
Interest expense	(2,944,345)	(3,852,683)

	(2,585,206)	(3,432,586)

Loss before minority interest	(1,940,842)	(2,954,330)

Minority interest in loss of consolidated subsidiaries	(1,205)	(7,345)

Net loss	$(1,939,637)	$(2,946,985)

Net loss per share
Basic and diluted	$(0.13)	$(0.35)

Weighted average shares outstanding
Basic and diluted	14,726,134	8,541,886

Dividends declared per share	$0.14	$0.19

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Redeemable Common Shares	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2003 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	100	1	999	—	—	1,000
Net loss	—	—	—	(470)	—	(470)

Balance, December 31, 2003	100	1	999	(470)	—	530

Issuance of common stock	27,453,754	274,538	274,263,015	—	—	274,537,553
Redeemable common shares	—	—	—	—	(1,024,259)	(1,024,259)
Dividends ($0.19 per share)	—	—	(2,308,471)	—	—	(2,308,471)
Commissions on stock sales and related dealer manager fees	—	—	(26,081,162)	—	—	(26,081,162)
Other offering costs	—	—	(5,490,771)	—	—	(5,490,771)
Net loss	—	—	—	(2,946,985)	—	(2,946,985)

Balance, June 30, 2004	27,453,854	$274,539	$240,383,610	$(2,947,455)	$(1,024,259)	$236,686,435

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,946,985)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in loss of consolidated entities	(7,345)
Depreciation	1,356,668
Amortization	3,711,393
Changes in assets and liabilities:
Rents receivable	69,542
Accounts payable and accrued expenses	2,284,153
Prepaid expenses and other assets	9,403

Total adjustments	7,423,814

Net cash provided by operating activities	4,476,829

Cash Flows from Investment Activities:
Investment in real estate and related assets	(475,692,602)
Earnest money paid	(15,450,000)
Acquisition fees paid	(4,739,085)

Net cash used in investing activities	(495,881,687)

Cash Flows from Financing Activities:
Proceeds from line of credit	412,167,357
Repayment of line of credit	(136,365,066)
Dividends paid to stockholders	(1,677,631)
Issuance of common stock	274,537,553
Commissions on stock sales and related dealer manager fees paid	(23,434,804)
Other offering costs paid	(4,739,085)
Deferred financing costs paid	(4,378,327)

Net cash provided by financing activities	516,109,997

Net increase in cash and cash equivalents	24,705,139

Cash and cash equivalents, beginning of period	156,912

Cash and cash equivalents, end of period	$24,862,051

Supplemental Disclosures of Investing and Financing Non-Cash Activities:
Acquisition fees applied to investments	$4,490,819

Acquisition fees due to affiliate	$751,686

Acquisition of intangible lease liability	$5,035,073

Assumption of obligations under capital leases and related bonds	$78,000,000

Assumption of liabilities at property acquisition	$3,957,456

Dividends payable	$630,840

Sales commissions payable	$1,705,088

Dealer manager fees due to affiliate	$941,268

Other offering costs due to affiliate	$751,686

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(unaudited)

1. Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that engages in the acquisition and ownership of commercial real properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Wells REIT II was incorporated on July 3, 2003 and qualifies as a real estate investment trust (“REIT”). Wells REIT II may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties. Properties may be acquired directly or through joint ventures with real estate limited partnerships sponsored by Wells Capital, Inc. (the “Advisor”), affiliates of the Advisor, or third parties.

Wells REIT II’s business is primarily conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, either directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the general partner in Wells OP II and possesses full legal control and authority over the operations of Wells OP II. The Advisor is the sole limited partner of Wells OP II.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through June 30, 2004, Wells REIT II had sold approximately 27.5 million shares for gross proceeds of approximately $274.5 million. Of this amount, Wells REIT II incurred costs of (1) approximately $5.5 million in acquisition fees and expenses, (2) approximately $26.1 million in selling commissions and dealer manager fees, and (3) approximately $5.5 million in organization and offering costs to the Advisor. With these net offering proceeds and indebtedness, Wells REIT II acquired approximately $475.7 million in real estate assets through June 30, 2004.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes included in the Wells REIT II’s Form 10-K for the year ended December 31, 2003. Consolidated results of operations and cash flows for the three and six months ended June 30, 2003 have not been presented because Wells REIT II had not been formed and was not operational during that period.

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

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II during the three or six months ended June 30, 2004.

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

Restricted Cash and Escrowed Investor Proceeds

Included in restricted cash and escrowed investor proceeds as of December 31, 2003 on the consolidated balance sheets are offering proceeds from investors held in escrow. On January 22, 2004, Wells REIT II received and accepted subscriptions in excess of the $2.5 million minimum offering threshold set forth in the prospectus, and the offering proceeds held in escrow were released, with the exception of proceeds from Pennsylvania investors, which could not be released under Pennsylvania law until Wells REIT II accepted subscriptions for $200 million. On June 8, 2003, Wells REIT II received and accepted aggregate subscriptions in excess of the $200 million threshold, and the offering proceeds from Pennsylvania investors in escrow were released. As of June 30, 2004, no investor proceeds are held in escrow.

Rents Receivable

Rents receivable are recognized and carried at original amount earned less a provision for any uncollectible amounts. An allowance for uncollectible amounts is made when collection of the full amount is no longer probable. No bad debt expense was incurred during the three or six months ended June 30, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include expenses paid as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate, including deferred project costs and earnest money paid for future acquisitions. Any amounts with no future economic benefit are written off when identified.

Wells REIT II pays certain fees to the Advisor with regard to the acquisition of properties that are capitalized to the cost of the properties and depreciated on the same basis and over the respective useful life of the related asset. Deferred project costs represent amounts incurred for properties yet to be acquired, and are included in prepaid expenses and other assets in the accompanying balance sheets.

Deferred Financing Costs

Deferred financing costs represent fees and expenses associated with Wells REIT II’s line of credit. Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the three and six months ended June 30, 2004 was approximately $1.4 million and $2.0 million respectively, and was recorded in interest expense on the consolidated statements of operations.

Deferred Lease Costs

Costs incurred to procure operating leases, including those identified as part of the purchase price allocation process, are capitalized as deferred lease costs and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred lease costs was approximately $526,000 and $576,000 for the three and six months ended June 30, 2004, respectively.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is Wells REIT II’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

During the six months ended June 30, 2004, Wells REIT II recorded approximately $97.2 million in intangible lease assets, which are included in real estate assets in the consolidated balance sheet. During the six months ended June 30, 2004, Wells REIT II recorded approximately $5.0 million in intangible lease liabilities. Wells REIT II recorded approximately $43.4 million in lease origination costs, which are included in deferred lease costs in the consolidated balance sheets.

During the three and six months ended June 30, 2004, Wells REIT II recorded $1.2 million and $1.3 million, respectively, in amortization expense related to intangible lease assets and deferred lease costs, and approximately $352,000 and $387,000, respectively, of amortization relating to intangible lease assets and liabilities that was recognized as a net decrease in rental revenues in the consolidated statement of operations.

Investments in Bonds and Obligations Under Capital Leases

Wells REIT II has acquired investments in bonds and offsetting obligations under a capital lease. Wells REIT II records the bonds and obligations under capital leases at the amounts Wells REIT II expects to pay and receive. Because Wells REIT II is obligated to pay the indebtedness evidenced by the bonds, Wells REIT II has recorded these obligations as liabilities; however, since Wells REIT II is also the owner of the bonds, the bonds are carried on Wells REIT II’s books as assets. The related offsetting interest amounts are recorded as interest income and interest expense in the period that the amounts accrue, with no net impact on the results of operations of Wells REIT II.

Line of Credit

Wells REIT II’s line of credit is recorded at the stated principal amount. Interest is charged to interest expense as it accrues, except for interest qualifying for capitalization relating to properties under development.

Dividends Payable and Distribution Policy

Wells REIT II intends to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of its REIT taxable income excluding capital gains. Wells REIT II intends to pay regular quarterly dividends to stockholders. Dividends will be paid to those stockholders who are stockholders of record as of daily record dates.

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

Offering and Related Costs

Offering costs are charged by the Advisor for costs incurred by the Advisor for raising capital for Wells REIT II. Such costs include legal and accounting fees, printing costs, sales and promotional costs, and other offering costs. Such costs, as well as sales commissions and dealer manager fees associated with the offering of shares, which are approximately 7% and up to 2.5%, respectively, of gross offering proceeds, are accounted for as a reduction of equity (see Note 6 for further information related to these costs).

Minority Interest

Minority interest in loss of consolidated subsidiaries in the consolidated statements of operations represents the net loss allocated to minority interests based on the economic ownership percentage of the consolidated subsidiaries held by third parties throughout the period. Minority interest in the consolidated balance sheets represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II.

Stockholders’ Equity

The par value of investor proceeds raised from Wells REIT II’s offering of common stock is classified as common stock, with the remainder allocated to additional paid in capital. At June 30, 2004, Wells REIT II’s redemption program, as amended, provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside of the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock.” Therefore, Wells REIT II has included an amount equal to proceeds from all shares purchased through Wells REIT II’s dividend reinvestment plan in the current calendar year as temporary equity as of June 30, 2004.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases, unless rental income is dependent upon criteria that cannot be determined at inception of the lease. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred, and, are billed to tenants pursuant to the terms of the underlying leases. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive using the treasury stock method, as the exercise price of the options exceeds the fair value of the stock.

Financial Instruments

Wells REIT II considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, and line of credit to meet the definition of financial instruments. At June 30, 2004, the carrying value of Wells REIT II’s financial instruments approximated their fair value. The line of credit bears interest based on variable interest rates that periodically adjust to market, which approximates current market rates for similar arrangements.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and has operated as such beginning with its taxable period ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of Wells REIT II’s annual REIT taxable income (excluding capital gains) to stockholders. As a REIT, Wells REIT II generally will not be subject to federal income tax. No provision or benefit for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts, as reported, have been reclassified to conform to the current period financial statement presentation, including but not limited to the reclassification noted in the following paragraph.

Through the first quarter 2004, Wells REIT II reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease and tenant relationships, as an adjustment to rental income in the consolidated statements of operations. Beginning with the second quarter 2004, Wells REIT II presents this amortization as amortization expense in our consolidated statements of operations, and has reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net loss as previously reported. Additionally, in the consolidated balance sheets, the intangible lease liabilities have historically been netted with intangible lease assets. Beginning in the second quarter 2004, Wells REIT II presents below-market leases separately in the consolidated balance sheets as intangible lease liabilities. As such, these amounts included in the consolidated balance sheet previously reported in the first quarter Form 10-Q have been reclassified to intangible lease liabilities to conform to the presentation in the current period.

3. Real Estate Assets

Acquisitions

During the three months ended June 30, 2004, Wells REIT II acquired ownership interests in five properties for an aggregate purchase price of approximately $400.9 million, exclusive of related closing costs and acquisition fees paid to the Advisor, as described below.

Manhattan Towers Property

On April 2, 2004, Wells REIT II purchased two six-story office buildings containing approximately 310,000 rentable square feet for a purchase price of approximately $89.9 million. The buildings are located on an approximate 5.1-acre parcel of land at 1230 and 1240 Rosecrans Avenue in Manhattan Beach, California. The property, which was completed in 1985 and renovated in 2001, is leased to Northrop Grumman Space and Mission Systems Corporation (approximately 76%) and various other office and retail tenants (approximately 23%). Approximately 1% of the Manhattan Towers Property is currently vacant.

9 Technology Drive Building

On May 27, 2004, Wells REIT II purchased a two-story office building containing approximately 251,000 rentable square feet for a purchase price of approximately $47.6 million. The 9 Technology Drive Building is located on an approximate 16.6-acre parcel of land at 9 Technology Drive in Westborough, Massachusetts. The 9 Technology Drive Building, which was completed in 1992, is 100% leased to EMC Corporation.

180 Park Avenue Buildings

On June 23, 2004, Wells REIT II purchased two three-story office buildings containing approximately 385,000 rentable square feet for a purchase price of approximately $78.4 million. The 180 Park Avenue Buildings are located on an approximate 62.8-acre parcel of land at 180 Park Avenue in Florham Park, New Jersey. The 180 Park Avenue Buildings, which were completed in 1982 and 1998, are 100% leased to AT&T Corporation.

One Glenlake Building

On June 25, 2004, Wells REIT II purchased a 14-story office building containing approximately 353,000 rentable square feet subject to a ground lease located on an approximate 3.96-acre parcel of land at One Glenlake Parkway in Atlanta, Georgia for a purchase price of approximately $80.0 million.

Fee simple title to the land upon which the One Glenlake Building is located is held by the Development Authority of Douglas County (the “Development Authority”), which issued a Development Authority of Douglas County Taxable Revenue Bond (the “Bond”) totaling $60 million in connection with the construction of the building. Certain real property tax abatement benefits are available to Wells REIT II because the fee simple title to the property is held by the Development Authority. The property tax abatement benefits will expire in 2012. As part of the transaction, Well REIT II also purchased the Bond. The amount of rent payable under the ground lease and the payments due on the Bond offset each other, and result in no net impact on our operating results. Wells REIT II will acquire fee simple title upon exercise of an option to purchase contained in the ground lease. The purchase price will be approximately equal to the amount then due to Wells REIT II under the Bond. Wells REIT II is not likely to exercise the purchase option until the tax abatement benefits expire.

One Glenlake Building, which was completed in 2003, is leased to Siebel Systems, Inc. (approximately 46%) and various other office tenants (approximately 41%). Approximately 13% of the One Glenlake Building is currently vacant.

80 M Street

On June 29, 2004, Wells REIT II purchased a seven-story office building containing approximately 275,000 rentable square feet and a three-level subsurface parking garage containing 296 total parking spaces for a purchase price of approximately $105.0 million. The 80 M Street Building is located on an approximate 1.04-acre parcel of land at 80 M Street, S.E. in Washington, D.C. The 80 M Street Building, which was completed in 2001, is leased to BAE Systems Applied Technologies, Inc. (approximately 35%), Technology Management and Analysis Corporation (approximately 16%), Northrop Grumman Corporation (approximately 15%) and various other office and retail tenants (approximately 34%).

First Quarter 2004 Acquisitions

During the first quarter of 2004, Wells REIT II acquired ownership interests in three properties for an aggregate purchase price of approximately $78.0 million, exclusive of related closing costs and acquisition fees paid to the advisor. Of the $78.0 million, approximately $4.7 million will be paid in a future period. See Note 5 for further explanation.

4. Line of Credit

On May 10, 2004, Wells REIT II entered into a revolving $350 million, 180-day, interim facility agreement with Bank of America, N.A., superseding the $175 million facility agreement and refinancing the remaining outstanding principal balance. In connection with closing the $350 million facility, Wells REIT II paid fees and expenses totaling approximately $3.3 million. On July 1, 2004, Wells REIT II’s $350 million line of credit agreement with Bank of America was amended and restated to document the syndication of the facility with several banks and to increase the maximum amount of the facility from $350 million to $430 million. Wells REIT II paid $0.7 million in fees and expenses related to this amendment. The agreement provides for interest costs based on LIBOR for one, two, or three month periods, plus 225 basis points or the base rate plus 50 basis points, at Wells REIT II’s option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The weighted average interest rate at June 30, 2004 was 3.7%. The $430 million facility requires that Wells REIT II use 86.5% of gross offering proceeds to repay the facility and permits the use of loan proceeds for any property acquisition (subject to compliance with certain covenants) and for working capital; however, borrowing under the facility is limited to a certain percentage of the value of lender-approved properties.

Under the terms of the $430 million line of credit, Wells REIT II is required to repay outstanding principal and accrued interest within 180 days. During the initial 180-day term, the agreement allows Wells REIT II to borrow up to 70% of the aggregate cost of the subset of lender-approved properties with an aggregate average occupancy rate of 85% (the “Borrowing Base”). Wells REIT II is able to extend the initial maturity date by an additional 180 days if Wells REIT II seeks an extension and meets the related conditions set forth in the agreement, including reducing the amount outstanding under the facility to 60% of the Borrowing Base. During the extension term, borrowing under the facility would be limited to 60% of the Borrowing Base. At June 30, 2004, Wells REIT II had $275.8 million in principal outstanding under the line of credit and was able to borrow up to an additional approximately $23.3 million.

The agreement also stipulates that Wells REIT II’s net distributions, which equal total distributions less the amount reinvested through Wells REIT II’s dividend reinvestment plan, may not exceed the greater of 90% of Wells REIT II’s Funds From Operations, as defined in the agreement, for the corresponding period and any equity proceeds not used for other purposes that are otherwise not required to pay down the line. The definition of Funds From Operations per the agreement differs from that of NAREIT in that the definition per the agreement allows for the addition of amortization of deferred financing costs.

The $430 million facility is secured by mortgages on all lender-approved properties; however, only some of the mortgages are recorded in the property records. In the event Wells REIT II is in default under the facility, the lender may elect to record all of the mortgages and foreclose.

5. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT II may be obligated to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. At June 30, 2004, no tenants have exercised such options.

Properties Under Contract

At June 30, 2004, Wells REIT II had a contract to acquire four real estate assets for a purchase price of $270.2 million. In addition, at the time of acquisition of Phase I of the New Manchester One Building, Wells REIT II signed an agreement related to the completion of construction of Phase II of the facility, of which approximately $4.7 million remained to be paid at June 30, 2004. Wells REIT II has paid approximately $15.5 million in earnest money related to these contracts at June 30, 2004, which are included in prepaid expenses and other assets in the consolidated balance sheets.

6. Related-Party Transactions

Advisory Agreement

Wells REIT II has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services. The Advisory Agreement has a one-year term; however, either party may terminate the Advisory Agreement upon 60 days’ written notice. If Wells REIT II terminates the Advisory Agreement, Wells REIT II will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. The Advisory Agreement expires on October 9, 2004.

Under the terms of the Advisory Agreement, the Advisor receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in joint ventures; the amount paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarters end after deducting debt used to acquire or refinance properties;

•	Reimbursement for all wages and salaries and other employee-related expenses of the Advisor’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to REIT II based on time by administrative personnel; provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee;

•	For any property sold by Wells REIT II, a disposition fee equal to 3.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

As of June 30, 2004, Wells REIT II has incurred and charged to additional paid-in capital approximately $5.5 million in organization and offering costs. This amount represents 2% of gross offering proceeds raised. The Advisor has incurred approximately $13.5 million as of June 30, 2004. The remaining $8.0 million incurred by the Advisor but not billed to Wells REIT II will be billed and paid as Wells REIT II raises additional proceeds.

Acquisition fees incurred for the three and six months ended June 30, 2004 totaled $4.3 million and $5.5 million, respectively. Asset management fees incurred for the three and six months ended June 30, 2004 totaled $279,000 and $303,000, respectively. Administrative reimbursements incurred for the three and six months ended June 30, 2004 totaled approximately $0.2 million and $0.3 million, respectively, and are included in general and administrative expense in the consolidated statements of operations. Wells REIT II incurred no disposition, incentive or listing fees during the six months ended June 30, 2004.

Dealer Manager Agreement

Wells REIT II has executed a Dealer Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of the Advisor, performs the dealer manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all are reallowed to participating broker-dealers. During the three and six months ended June 30, 2004, Wells REIT II incurred commissions of $15.0 million and $19.2 million respectively, of which more than 99% was reallowed to participating broker-dealers.

Additionally, Wells REIT II is required to pay WIS a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker-dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the dividend reinvestment plan. Wells REIT II recorded dealer manager fees of approximately $5.3 million and $6.9 million during the three and six months ended June 30, 2004, of which approximately $2.5 million and $3.2 million was reallowed to participating broker-dealers.

7. Economic Dependency

Under agreements which have terms of one year or less, Wells REIT II has engaged the Advisor and its affiliates to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock available for issue, as well as other administrative responsibilities for Wells REIT II including accounting services and investor relations. As a result of these relationships, Wells REIT II is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide Wells REIT II with the respective services, Wells REIT II would be required to find alternative providers of these services.

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, the Advisor, and certain affiliates of the Advisor relating to Wells Real Estate Fund I, a public limited partnership and affiliate of the Advisor (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

8. Subsequent Events

Sale of Shares of Common Stock

From July 1, 2004 through July 31, 2004, Wells REIT II raised approximately $96.3 million through the issuance of approximately 9.6 million shares of common stock of Wells REIT II. As of July 31, 2004, approximately $5.6 billion in shares (563.0 million shares) remained available for sale to the public under the offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

One West Fourth Building Acquisition

On July 23, 2004, Wells REIT II purchased a 13-story office building containing approximately 431,000 rentable square feet located on an approximate 2.3-acre parcel of land at One West Fourth Street in Winston-Salem, North Carolina. The purchase price of the One West Fourth Street Building was approximately $77.7 million, plus closing costs, which was partially funded through the assumption of a $51.3 million loan secured by the property. The loan carries an annual interest rate of 5.8% and matures in December 2018. The One West Fourth Street Building, which was completed in 2002, is leased to Wachovia Bank, N.A. (approximately 46%), Womble, Carlyle, Sandridge & Rice, PLLC (approximately 40%) and various other office and retail tenants (approximately 6%). Approximately 8% of the One West Fourth Street Building is currently vacant.

3333 Finley Road and 1501 Opus Place Acquisition

On August 4, 2004, Wells REIT II purchased two office buildings, a four-story building and a nine-story building, containing approximately 322,000 square feet located on an approximate 14.1-acre parcel of land at 1501 Opus Place and 3333 Finley Road in Downers Grove, Illinois. The purchase price of the two buildings was approximately $72.8 million, plus closing costs, which was partially funded through the execution of an 18-month, $18.0 million, interest-free note with the seller, which is not affiliated with Wells REIT II. The two buildings, which were completed in 1988 and 1999, are entirely leased to Acxiom-May & Speh, Inc.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Liquidity and Capital Resources

During the six months ended June 30, 2004, we received proceeds from our initial offering of common stock and began operations as a real estate company. Net capital available for investment generated from financing activities was approximately $522.2 million consisting of approximately $246.4 million in net stock offering proceeds and $275.8 million from indebtedness. With this capital, we invested approximately $480.4 million in real estate properties, paid earnest money of $15.5 million, and paid $4.4 million in deferred financing costs. Primarily from the operations of the eight properties we acquired, we generated $4.5 million in cash from operating activities. This amount includes rental revenues from the properties and reimbursements from tenants net of direct operating expenses paid, interest paid and general and administrative expenses paid, including $0.4 million paid for acquisitions that were not completed. We have accrued but not paid $0.5 million in expenses to the Advisor because the Advisor has deferred payment of these amounts to future periods. When these expenses are paid, our cash flows from operating activities will decrease. Out of our cash flows from operating activities, we paid dividends to stockholders of $1.7 million. The excess cash generated from operating and financing activities of $24.9 million is expected to be used to reduce indebtedness, pay liabilities or to invest in additional real estate.

For each share of our common stock, our board of directors declared dividends during the six months ended June 30, 2004 as follows:

Start Date	End Date	Annualized Dividend Rate
January 22, 2004	March 31, 2004	2.5%
April 1, 2004	April 21, 2004	5.0%
April 22, 2004	September 15, 2004	6.0%

Annualized percentage rates of return are based on a $10 per share investment. Dividends accrue to stockholders on a daily record basis and are paid quarterly.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and to utilize indebtedness to assist in the funding for and timing of our acquisitions. As of June 30, 2004, we had four properties under contract for a purchase price of $270.2 million, as well as a contract to make payments on Phase II of the New Manchester One Building upon completion of certain milestones of construction. Subsequent to June 30, 2004, we acquired two of the four properties under contract for a purchase price of $150.5 million, plus closing costs. Completion of the remaining two acquisitions is dependent upon our ability to raise sufficient amounts of equity capital and indebtedness, subject to limitations in our credit agreement discussed below; therefore, we cannot predict with certainty when or if these acquisitions will close. $8.6 million in earnest money relates to these two contracts, all of which is non-refundable. During July 2004, we raised $96.3 million in equity proceeds from our offering. If we are unable to raise sufficient equity capital to allow us to fulfill our obligations under these contracts, we will be required to forfeit our non-refundable earnest money, which would negatively affect our results of operations in future periods.

As of June 30, 2004, we had short-term debt outstanding under our $350 million, 180-day, line of credit with Bank of America totaling approximately $275.8 million, and cash and cash equivalents of approximately $24.9 million. We utilized capacity under this line and our previous $175 million line to fund our eight acquisitions during the six months ended June 30, 2004, and made repayments as we raised additional investor proceeds. On July 1, 2004, we signed an amended and restated credit agreement with Bank of America to increase the maximum amount of the facility from $350 million to $430 million and to document the syndication of the line of credit with a group of banks.

Our line of credit agreement with Bank of America contains borrowing arrangements that provide for interest costs based on LIBOR for one, two, or three month periods, plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The weighted average interest rate at June 30, 2004 was 3.7%. Like our previous $175 million facility, our current facility requires that we use 86.5% of our gross offering proceeds to repay the facility. Unlike our previous $175 million facility, our current facility permits the use of loan proceeds for any property acquisition (subject to compliance with certain covenants) and for working capital; however, borrowing under the facility is limited to a certain percentage of the value of lender-approved properties.

Under the terms of our line of credit, we are required to repay outstanding principal and accrued interest within 180 days. During the initial 180-day term, the agreement allows us to borrow up to 70% of the aggregate cost of the Borrowing Base, as defined in Note 4 to our consolidated financial statements. We are able to extend the initial maturity date by an additional 180 days if we seek an extension and meet the related conditions set forth in the agreement, including reducing the amount outstanding under the facility to 60% of the Borrowing Base. During the extension term, borrowing under the facility is limited to 60% of the Borrowing Base. At June 30, 2004, we had approximately $275.8 million in principal outstanding, which was approximately 65% of the Borrowing Base. In future periods, this ratio will be dependent upon our level of borrowings to purchase properties and the amount of investor proceeds raised. At June 30, 2004, we had the ability to borrow an additional approximately $23.3 million under our line of credit.

The agreement also stipulates that our net distributions, which equal total distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations (see “Funds From Operations” below) for the corresponding period and any equity proceeds not used for other purposes that are otherwise not required to pay down the line. The definition of Funds from Operations per the agreement differs from that of NAREIT in that the definition per the agreement allows for the addition of amortization of deferred financing costs.

The $430 million facility is secured by mortgages on all lender-approved properties; however, only some of the mortgages are recorded in the property records. In the event we are in default under the facility, the lender may elect to record all of the mortgages and foreclose.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 50% leverage guideline in the next quarterly report. As of July 31, 2004, our leverage ratio was approximately 49%. During the quarter ended June 30, 2004, however, the conflicts committee of the board of directors did approve borrowings that caused our leverage ratio at certain times to exceed 50%. The conflicts committees believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•	the dealer-manager of our initial public offering has a strong record of raising capital for programs such as ours; therefore, our leverage is likely to exceed the charter’s guidelines only for a short period of time;

•	our Advisor informed the conflicts committee that we should raise sufficient equity to repay the borrowings and to meet the leverage requirements set forth in our line of credit;

•	we should have the ability to refinance any borrowings still outstanding at the expiration of the line of credit;

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of our development.

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the Internal Revenue Code. We expect that the operations of the properties that we have acquired and intend to acquire will be adequate to maintain our dividend through December 31, 2004. This forward looking statement is dependent on several factors, such as timely payment of rent, the number of shares that we sell in our ongoing public offering and the final pricing of properties that we may acquire. Our future dividends could differ materially from our projections.

Long-term Liquidity and Capital Resources

We expect that potential sources of capital will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of dividends.

In determining how and when to allocate cash resources, we will initially consider the source of the cash. We expect that substantially all net cash raised from operations will be used to pay dividends after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund dividends as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, dividends paid may be lower. We expect that substantially all net cash resulting from equity raising or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, or repayments of outstanding debt. To the extent sufficient equity or debt is not available, then the amount invested in real estate will be lower. Over the long term, we intend to maintain borrowings at an amount that is less than 50% of the purchase price of our properties (before depreciation) and other assets.

Results of Operations

As of June 30, 2004, our portfolio of eight real estate properties was approximately 98% leased. Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the six months ended June 30, 2004 for an entire period and as a result of anticipated future acquisitions of real estate assets.

Rental income for the three and six months ended June 30, 2004 totaled approximately $4.7 million and $5.6 million, respectively, with tenant reimbursements equaling approximately $0.8 million and $0.9 million. Property operating costs were approximately $1.4 million and $1.6 million for the three and six months ended June 30, 2004, respectively. Depreciation expense for the three and six months ended June 30, 2004 was approximately $1.2 million and $1.4 million respectively, and asset management fees were approximately $279,000 and $303,000, respectively. We acquired three properties prior to March 31, 2004 and one property on April 2, 2004. These four properties provided a full quarter’s revenues and expenses for the three months ended June 30, 2004. The remaining properties, which comprise more than half the total value of our portfolio’s real estate assets at June 30, 2004, were acquired during the later half of the second quarter and therefore did not provide a full period’s operations for the three or the six months ended June 30, 2004. Net income from property operations was approximately $1.4 million and $1.9 million for the three and six months ended June 30, 2004, exclusive of portfolio level expenses such as interest and general and administrative expenses.

General and administrative expenses for the three and six months ended June 30, 2004 totaled approximately $0.8 million and $1.4 million, constituting 14% and 21%, respectively, of total revenues. With the acquisition of new properties in future periods, we anticipate that general and administrative expenses will increase in amount, but continue to decrease as a percentage of total revenue.

Our property acquisitions during the six months ended June 30, 2004 were financed in part with short-term debt from our $175 million and our $350 million lines of credit with Bank of America. During the three and six months ended June 30, 2004, we incurred amortization of deferred financing costs and interest expense of approximately $2.9 million and approximately $3.9 million, respectively, related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets fitting our investment objectives.

We sustained a net loss for the three and six months ended June 30, 2004 of approximately $1.9 million and $2.9 million, primarily as a result of incurring overhead-related general and administrative expenses and interest expense without sufficient rental revenues from properties to cover the costs. Loss per share for the three and six months ended June 30, 2004 was $(0.13) and $(0.35), respectively. With the acquisition of new properties in future periods, we anticipate that net income and earnings per share will both increase.

Funds From Operations

Funds from Operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), generally means net income, computed in accordance with accounting principles generally accepted in the United States (“GAAP”) excluding extraordinary items (as defined by GAAP) and gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships, joint ventures and subsidiaries. We believe that FFO is helpful to investors as a measure of the performance of an equity REIT. However, our calculation of FFO, while consistent with NAREIT’s definition, may not be comparable to similarly titled measures presented by other REITs. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income as an indication of our performance or to cash flows as a measure of liquidity or ability to make distributions.

The following table reflects the calculation of FFO for the three and six months ended June 30, 2004:

	For the three months ended June 30, 2004	For the six months ended June 30, 2004
Net loss	$(1,939,637)	$(2,946,985)
Add:
Depreciation of real estate assets	1,225,826	1,356,668
Amortization of lease related costs	1,213,545	1,327,376

FFO	$499,734	$(262,941)

Weighted average shares outstanding	14,726,134	8,541,886

Through the first quarter 2004, we have reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we present this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net loss as previously reported, but does result in an increase in Funds From Operations of approximately $688,000 and $751,000 for the three and six months ended June 30, 2004, respectively. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized straight-line rental revenue of approximately $0.7 million and $0.9 million during the three and six months ended June 30, 2004, respectively.

•	Amortization of intangible lease assets and liabilities resulted in a net decrease in rental revenue of approximately $352,000 and $387,000 for the three and six months ended June 30, 2004, respectively.

•	During the three and six months ended June 30, 2004, deferred financing costs paid were approximately $3.3 million and $4.4 million, and the related amortization totaled $1.4 million and approximately $2.0 million, respectively.

REIT Qualification

We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 2003. As a REIT, we generally will not be subject to federal income tax. If we fail to qualify as a REIT in any taxable year, we will become subject to federal income taxes on taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our financial condition, results of operations, and net cash available for distribution to stockholders. However, we believe that we are currently organized and currently operate in such a manner as to qualify for treatment as a REIT and we intend to continue to operate in the foreseeable future in such a manner that will permit us to remain qualified as a REIT for federal income tax purposes for the current tax year. Accordingly, no provision for federal income taxes has been made in our accompanying consolidated financial statements. We are subject to certain state and local taxes related to the operations of properties in certain locations, which has been provided for in our accompanying consolidated financial statements.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires us to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. All assets are depreciated on a straight-line basis. The estimated useful lives of our assets by class are generally as follows:

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the three months ended June 30, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. This amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of operations for the three and six months ended June 30, 2004.

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

Impairment of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets, both operating properties and properties under construction, in which we have an ownership interest may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-

lease the property and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our operating results.

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

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

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

Additionally, certain members of our board of directors also serve on the board of directors of another REIT sponsored by the Advisor. These directors may face situations where decisions that benefit one entity may be detrimental to the other entity. We have attempted to mitigate this potential conflict through the establishment of the conflicts subcommittee comprised of all directors on the conflicts committee who are unaffiliated with another Wells-sponsored program.

Subsequent Events

Certain events subsequent to June 30, 2004 through the date of this report, including the sale of shares of common stock and the acquisition of certain real estate assets, are discussed above and in Note 8 to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facility, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to ensure that we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we may enter into interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes.

On May 10, 2004, we obtained a $350 million line of credit agreement with Bank of America, N.A. On July 1, 2004, this credit agreement was amended and restated, increasing the maximum amount of the facility to $430 million. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The weighted average interest rate was 3.7% at June 30, 2004. The maturity date of the $430 million interim facility (November 6, 2004) could be extended by an additional 180 days if we meet the conditions set forth in the agreement. We currently anticipate that we will repay the debt with offering proceeds raised. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

As of June 30, 2004, a 1% change in interest rates would result in a change in interest expense of approximately $2.8 million per year.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $78.0 million at June 30, 2004, as the obligation is at fixed interest rates and we also own the related bonds.

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

ITEM 2. CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

During the quarter ended June 30, 2004, we did not sell any equity securities that are not registered under the Securities Act of 1933, nor did we modify, limit, or qualify the rights of any of our stockholders or purchase any of our shares.

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

Through June 30, 2004, we had sold approximately 27.5 million shares for gross offering proceeds of approximately $274.5 million, out of which we paid costs of approximately $5.5 million in acquisition fees and expenses, approximately $26.1 million in selling commissions and dealer manager fees, and approximately $5.5 million in organization and offering costs to the Advisor. With the net offering proceeds and indebtedness, we acquired approximately $475.7 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. As of July 31, 2004, we have sold approximately 37.1 million shares at an aggregate offering price of $370.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote by stockholders during the quarter ended June 30, 2004.

ITEM 5. OTHER INFORMATION

As our stock is currently not listed on any securities exchange, there is no established public trading market for our stock. Consequently, our shares are illiquid and there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program, as amended, for investors who have held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted average common shares outstanding during the prior calendar year, and (ii) the aggregate amount of redemptions under our share redemption program during any calendar year may not exceed aggregate proceeds received from the sale of shares in the calendar year pursuant to our dividend reinvestment plan. Initially and for the first three years after we complete our offering stage, any shares redeemed under the share redemption program are purchased by us at the lesser of $9.10 per share and 91% of the price at which we sold the share, unless the shares are being redeemed in connection with the death or qualifying disability of a stockholder. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by our Advisor or another firm we might choose for that purpose. (The terms of the redemption program are more generous with respect to redemption requests following the death or qualifying disability of a stockholder.) Our board of directors may amend or terminate the share redemption plan at any time upon 30 days’ notice.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Registrant filed the following Current Reports on Form 8-K during the second quarter of 2004:

(i)	On April 15, 2004, we filed a Current Report on Form 8-K dated March 31, 2004 reporting the acquisitions of the Republic Drive Buildings and Manhattan Towers Property and the required financial statements;
(ii)	On April 22, 2004, we filed a Current Report on Form 8-K dated April 21, 2004 reporting the revision of the share redemption program and declaration of the increase in the dividend rate; and
(iii)	On June 10, 2004, we filed a Current Report on Form 8-K dated May 27, 2004 reporting the acquisition of the 9 Technology Drive Building and accompanying pro forma financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
(Registrant)

Dated: August 2, 2004	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

10.1	Purchase and Sale Agreement (relating to the acquisition of the One Glenlake Building) between Eastdil Realty Company, LLC and Wells Operating Partnership II, L.P., dated April 12, 2004

10.2	First Amendment to the Purchase and Sale Agreement (relating to the acquisition of the One Glenlake Building) between Eastdil Realty Company, LLC and Wells Operating Partnership II, L.P., dated April 27, 2004

10.3	Purchase and Sale Agreement (relating to the acquisition of the 180 Park Avenue Buildings) between Rock Florham SPE, LLC and Wells Operating Partnership II, L.P., dated April 14, 2004

10.4	First Amendment to the Purchase and Sale Agreement (relating to the acquisition of the 180 Park Avenue Buildings) between Rock Florham SPE, LLC and Wells Operating Partnership II, L.P., dated April 26, 2004

10.5	Second Amendment to the Purchase and Sale Agreement (relating to the acquisition of the 180 Park Avenue Buildings) between Rock Florham SPE, LLC and Wells Operating Partnership II, L.P., dated May 13, 2004

10.6	Purchase and Sale Agreement (relating to the acquisition of the 80 M Street Building) between CH Realty II/Navy Yards, L.P. and Wells Operating Partnership II, L.P., dated April 20, 2004

10.7	Purchase and Sale Agreement (relating to the acquisition of the One West Fourth Building) between Magnolia One Partners, LLC and Wells Operating Partnership II, L.P., dated May 11, 2004

10.8	First Amended and Restated $430 Million Interim Revolving Credit Agreement between Wells Operating Partnership II, L.P., Bank of America, N.A., Banc of America Securities LLC, Key Bank National Association, Societe Generale, Citicorp North America, Inc., Eurohypo AG, New York Branch, Lasalle Bank National Association, PNC Bank, National Association, and Sumitomo Mitsui Banking Corporation, dated July 1, 2004

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002