Form 10-Q
period 2004-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2004-11-05
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Number of shares outstanding of each of the registrant’s

classes of common stock, as of October 31, 2004:

Common Stock, par value $.01 per share: 62,118,701 shares

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

Yes ☐    No ☒

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

			Page No.
PART I.	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements

		Consolidated Balance Sheets—September 30, 2004 (unaudited) and December 31, 2003	6

		Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and for the Period from Inception (July 3, 2003) to September 30, 2003 (unaudited)	7

		Consolidated Statements of Stockholders’ Equity for the Period from Inception (July 3, 2003) to December 31, 2003 and for the Nine Months Ended September 30, 2004 (unaudited)	8

		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and for the period from inception (July 3, 2003) to September 30, 2003 (unaudited)	9

		Condensed Notes to Consolidated Financial Statements (unaudited)	10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	29

	Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	31

	Item 2.	Changes in Securities, Use of Proceeds	31

	Item 3.	Defaults Upon Senior Securities	31

	Item 4.	Submission of Matters to a Vote of Security Holders	31

	Item 5.	Other Information	32

	Item 6.	Exhibits	33

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts to maintain our dividend;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs or other capital expenditures;

•	Actual property operating expenses, including property taxes, insurance and other costs at our properties may differ from anticipated costs;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to invest proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to variable rate debt outstanding under our line of credit;

•	Possible requirements by lenders that we enter into restrictive covenants relating to our operations and our ability to satisfy such restrictions;

•	Possible limitations on our ability to borrow funds in the future that may result from our potential participation in the section 1031 exchange program of Wells Capital, Inc. (the “Advisor”);

•	Future demand for our equity securities through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption plan or dividend reinvestment plan;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on our Advisor, its key personnel, and its affiliates for various administrative services;

•	Our Advisor’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Administrative operating expenses, including increased expenses associated with operating as a public company, may differ from our estimates;

•	Changes in governmental, tax, real estate, environmental and zoning laws and regulations and the related costs of compliance; and

•	Our ability to maintain compliance with any governmental, tax, real estate, environmental and zoning laws and regulations in the event that our position is questioned by the respective authority.

PART I. FINANCIAL INFORMATION

The information furnished in our accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the annual report on Form 10-K for the period from inception (July 3, 2003) to December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results expected for the full year. Consolidated results of operations for the three and nine months ended September 30, 2003 have not been presented because Wells REIT II’s ongoing offering and real estate operations had not yet commenced.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets:
Real estate assets, at cost:
Land	$114,522	$—
Buildings and improvements, less accumulated depreciation of $3,743	498,918	—
Intangible lease assets, less accumulated amortization of $4,564	128,169	—
Construction in progress	3,249	—

Total real estate assets	744,858	—

Cash and cash equivalents	27,617	157
Restricted cash	—	982
Rents receivable	4,154	—
Prepaid expenses and other assets	13,658	513
Deferred financing costs, less accumulated amortization of $3,066	971	—
Deferred lease costs, less accumulated amortization of $2,086	82,977	—
Investments in bonds	78,000	—

Total assets	$952,235	$1,652

Liabilities and Stockholders’ Equity:
Line of credit and notes payable	$368,037	$—
Obligations under capital leases	78,000	—
Intangible lease liabilities, less accumulated amortization of $194	23,266	—
Accounts payable and accrued expenses	12,268	563
Escrowed investor proceeds	—	982
Due to affiliates	841	—
Dividends payable	1,309	—

Total liabilities	483,721	1,545

Minority Interest	99	106

Redeemable Common Shares	3,582	—

Stockholders’ Equity:
Common shares, $.01 par value; 900,000,000 shares authorized, 54,422,874 shares issued and outstanding at September 30, 2004, and 100 shares issued and outstanding at December 31, 2003	544	—
Additional paid-in capital	472,474	1
Accumulated deficit	(4,603)	—
Redeemable common shares	(3,582)	—

Total stockholders’ equity	464,833	1

Total liabilities and stockholders’ equity	$952,235	$1,652

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30, 2004	Nine months ended September 30, 2004
Revenues:
Rental income	$15,191	$20,743
Tenant reimbursements	2,238	3,174

	17,429	23,917
Expenses:
Property operating costs	4,886	6,542
Asset management fees	1,042	1,346
General and administrative	1,170	2,535
Depreciation	2,386	3,743
Amortization	4,197	5,524

	13,681	19,690

Real estate operating income	3,748	4,227
Other income (expense):
Interest income	1,259	1,679
Interest expense	(6,663)	(10,516)

	(5,404)	(8,837)

Loss before minority interest	(1,656)	(4,610)
Minority interest in loss of consolidated subsidiaries	—	7

Net loss	$(1,656)	$(4,603)

Net loss per share
Basic and diluted	$(0.04)	$(0.23)

Weighted average shares outstanding
Basic and diluted	41,502	19,609

Dividends declared per share	$0.15	$0.34

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Redeemable Common Shares	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2003 (inception)	—	$—	$—	$—	$—	$—
Issuance of common stock	—	—	1	—	—	1
Net loss	—	—	—	—	—	—

Balance, December 31, 2003	—	—	1	—	—	1
Issuance of common stock	54,457	544	544,023	—	—	544,567
Redemptions of common stock	(34)	—	(341)	—	—	(341)
Redeemable common shares	—	—	—	—	(3,582)	(3,582)
Dividends ($0.34 per share)	—	—	(8,585)	—	—	(8,585)
Commissions on stock sales and related dealer manager fees	—	—	(51,733)	—	—	(51,733)
Other offering costs	—	—	(10,891)	—	—	(10,891)
Net loss	—	—	—	(4,603)	—	(4,603)

Balance, September 30, 2004	54,423	$544	$472,474	$(4,603)	$(3,582)	$464,833

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30, 2004	Period from inception (July 3, 2003) to September 30, 2003
Cash Flows from Operating Activities:
Net loss	$(4,603)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in loss of consolidated entities	(7)	—
Depreciation	3,743	—
Amortization	10,687	—
Changes in assets and liabilities:
Rents receivable	(4,154)	—
Accounts payable and accrued expenses	5,461	—
Prepaid expenses and other assets	(1,923)	—

Total adjustments	13,807	—

Net cash provided by operating activities	9,204	—
Cash Flows from Investment Activities:
Investment in real estate and related assets	(730,671)	—
Earnest money paid	(10,300)	—
Acquisition fees paid	(10,603)	—

Net cash used in investing activities	(751,574)	—
Cash Flows from Financing Activities:
Proceeds from line of credit	608,667	—
Repayment of line of credit	(308,855)	—
Dividends paid to stockholders	(7,275)	—
Issuance of common stock	544,567	1
Redemption of common stock	(341)
Commissions on stock sales and related dealer manager fees paid	(51,235)	—
Other offering costs paid	(10,603)	—
Minority interest	—	200
Deferred financing costs paid	(5,095)	—

Net cash provided by financing activities	769,830	201

Net increase in cash and cash equivalents	27,460	201
Cash and cash equivalents, beginning of period	157	—

Cash and cash equivalents, end of period	$27,617	$201

Supplemental Disclosures of Investing and Financing Non-Cash Activities:
Acquisition fees applied to investments	$9,955	$—

Acquisition fees due to affiliate	$289	$—

Acquisition of intangible lease liabilities	$23,461	$—

Assumption of obligations under capital leases and related bonds	$78,000	$—

Assumption of liabilities at property acquisition	$7,089	$—

Assumption of debt at property acquisition	$68,116	$—

Dividends payable	$1,309	$—

Sales commissions payable	$234	$—

Dealer manager fees due to affiliate	$264	$—

Other offering costs due to affiliate	$289	$—

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

At September 30, 2004, Wells REIT II owned interests in 14 properties comprising approximately 4.2 million square feet of commercial office and industrial space located in eight states and the District of Columbia. At September 30, 2004, these properties were approximately 97% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through September 30, 2004, Wells REIT II had sold approximately 54.5 million shares for gross proceeds of approximately $544.6 million. Of this amount, Wells REIT II incurred costs of (1) approximately $10.9 million in acquisition fees and expenses, (2) approximately $51.7 million in selling commissions and dealer manager fees, and (3) approximately $10.9 million in organization and offering costs to the Advisor, and redeemed shares of common stock pursuant to Wells REIT II’s share redemption program of $0.3 million. With these net offering proceeds and indebtedness, Wells REIT II invested approximately $850.7 million in real estate assets through September 30, 2004.

Wells REIT II’s stock is not listed on any securities exchange. However, Wells REIT II’s charter requires that, in the event that Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval of an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes included in Wells REIT II’s annual report on Form 10-K for the year ended December 31, 2003.

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

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II during the three or nine months ended September 30, 2004.

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

Restricted Cash and Escrowed Investor Proceeds

Included in restricted cash and escrowed investor proceeds as of December 31, 2003 on the consolidated balance sheet are offering proceeds from investors held in escrow. On January 22, 2004, Wells REIT II received and accepted subscriptions in excess of the $2.5 million minimum offering threshold set forth in the prospectus, and the offering proceeds held in escrow were released, with the exception of proceeds from Pennsylvania investors for its ongoing offering of common stock, which could not be released under Pennsylvania law until Wells REIT II accepted subscriptions for $200 million. On June 8, 2004, Wells REIT II received and accepted aggregate subscriptions in excess of the $200 million threshold, and the offering proceeds from Pennsylvania investors in escrow were released. As of September 30, 2004, no investor proceeds are held in escrow.

Rents Receivable

Rents receivable are recognized and carried at original amount earned less a provision for any uncollectible amounts. An allowance for uncollectible amounts is made when collection of the full amount is no longer probable. $0.2 million and $0.2 million of bad debt expense was incurred during the three and nine months ended September 30, 2004, respectively.

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

Wells REIT II pays certain fees to the Advisor with regard to the acquisition of properties that are capitalized to the cost of the properties and depreciated on the same basis and over the respective useful lives of the related assets. Deferred project costs represent amounts incurred for properties yet to be acquired, and are included in prepaid expenses and other assets in the accompanying balance sheets.

Deferred Financing Costs

Deferred financing costs represent fees and expenses associated with Wells REIT II’s line of credit. Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the three and nine months ended September 30, 2004 was approximately $2.1 million and $4.1 million, respectively. Amortization of deferred financing costs is recorded in interest expense on the consolidated statements of operations.

Deferred Lease Costs

Costs incurred to procure operating leases, including those identified as part of the purchase price allocation process, are capitalized as deferred lease costs and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred lease costs was approximately $1.5 million and $2.1 million for the three and nine months ended September 30, 2004, respectively.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

During the nine months ended September 30, 2004, Wells REIT II recorded approximately $132.7 million in intangible lease assets, which are included in real estate assets in the consolidated balance sheet. During the nine months ended September 30, 2004, Wells REIT II recorded approximately $23.5 million in intangible lease liabilities. Wells REIT II recorded approximately $85.0 million in lease origination costs during this period, which are included in deferred lease costs in the consolidated balance sheets.

During the three and nine months ended September 30, 2004, Wells REIT II recorded $4.2 million and $5.5 million, respectively, in amortization expense related to intangible lease assets and deferred lease costs, and approximately $0.5 million and $0.9 million, respectively, of amortization relating to intangible lease assets and liabilities that was recognized as a net decrease in rental revenues in the consolidated statement of operations.

Investments in Bonds and Obligations Under Capital Leases

Wells REIT II has acquired investments in bonds and offsetting obligations under capital leases. Wells REIT II records the bonds and obligations under capital leases at the amounts Wells REIT II expects to pay and receive. Because Wells REIT II is obligated to pay the indebtedness evidenced by the bonds, Wells REIT II has recorded these obligations as liabilities; however, since Wells REIT II is also the owner of the bonds, the bonds are carried on Wells REIT II’s books as assets. The related offsetting interest amounts are recorded as interest income and interest expense in the period that the amounts accrue, with no net impact on the results of operations of Wells REIT II.

Line of Credit and Notes Payable

Wells REIT II’s line of credit and notes payable are recorded at the stated principal amount. Interest is charged to interest expense as it accrues, except for interest qualifying for capitalization relating to properties under development.

Dividends Payable and Distribution Policy

Wells REIT II intends to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, Wells REIT II intends to pay regular quarterly dividends to stockholders. Dividends will be paid to those stockholders who are stockholders of record as of applicable record dates.

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

Stockholders’ Equity

The par value of investor proceeds raised from Wells REIT II’s offering of common stock is classified as common stock, with the remainder allocated to additional paid in capital. At September 30, 2004, Wells REIT II’s redemption program, as amended, provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock.” Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year less the amount of redemptions previously funded from these proceeds as redeemable common shares as of September 30, 2004.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases, unless rental income is dependent upon criteria that cannot be determined at inception of the lease. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents paid in advance, which do not qualify for revenue recognition, are deferred to future periods.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. The weighted average number of common shares outstanding is identical for basic and fully diluted earnings per share. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive.

Financial Instruments

Wells REIT II considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, line of credit, and notes payable to meet the definition of financial instruments. At September 30, 2004, the carrying value of Wells REIT II’s financial instruments approximated their fair value. The line of credit and notes payable bear interest based on variable interest rates that periodically adjust to market, have had interest imputed at Wells REIT II’s borrowing rate, or are at fixed rates, which approximate current market rates for similar borrowing arrangements.

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

Through the first quarter 2004, Wells REIT II reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of operations. In the second quarter 2004, Wells REIT II began presenting this amortization as amortization expense in its consolidated statements of operations, and has reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net loss as previously reported. Additionally, in the consolidated balance sheets, the intangible lease liabilities have historically been netted with intangible lease assets. In the second quarter of 2004, Wells REIT II began presenting below-market leases separately in the consolidated balance sheets as intangible lease liabilities. As such, these amounts included in the consolidated balance sheet previously reported in the Form 10-Q for the first quarter of 2004 have been reclassified to intangible lease liabilities to conform to the presentation in the current period.

3. Real Estate Assets

Acquisitions

During the three months ended September 30, 2004, Wells REIT II acquired ownership interests in three properties for an aggregate purchase price of approximately $322.9 million, exclusive of related closing costs and acquisition fees paid to the Advisor, as described below.

One West Fourth Street

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

3333 Finley Road and 1501 Opus Place Buildings

On August 4, 2004, Wells REIT II purchased two office buildings, a four-story building and a nine-story building, containing approximately 322,000 square feet located on an approximate 14.1-acre parcel of land at 1501 Opus Place and 3333 Finley Road in Downers Grove, Illinois. The purchase price of the two buildings was approximately $73.0 million, plus closing costs, which was partially funded through the execution of an 18-month, $17.8 million, interest-free note with the seller, which is not affiliated with Wells REIT II. The two buildings, which were completed in 1989 and 1999, are entirely leased to Acxiom-May & Speh, Inc.

Wildwood Buildings

On September 20, 2004, Wells REIT II purchased three buildings from a single seller: a 15-story office building containing approximately 317,000 rentable square feet, a six-story office building containing approximately 265,000 rentable square feet and a two-story office building and a three-story office building connected by a covered walkway containing approximately 250,000 rentable square feet. The Wildwood Buildings are located on three adjacent tracts of land consisting of a total of approximately 28.5 acres at 2500 Windy Ridge Parkway, 4200 Wildwood Parkway and 4100/4300 Wildwood Parkway in Atlanta, Georgia. The purchase price of the Wildwood Buildings was approximately

$172.2 million. The Wildwood Buildings, which were completed in 1985, 1996 and 1998, are leased to General Electric Company (approximately 32%), BlueLinx Corporation (approximately 30%), Coca-Cola Enterprises, Inc. (approximately 27%) and various other office and retail tenants (approximately 10%). Approximately 1% of the Wildwood Buildings are currently vacant.

Acquisitions during the first six months of 2004

During the first six months of 2004, Wells REIT II acquired ownership interests in eight properties for an aggregate purchase price of approximately $480.3 million, exclusive of related closing costs and acquisition fees paid to the advisor. Of the $480.3 million, approximately $1.3 million will be paid in a future period. See Note 5 for further explanation.

4. Line of Credit and Notes Payable

During the three months ended September 30, 2004, Wells REIT II had the following activity with respect to its line of credit and notes payable:

On July 23, 2003, in connection with the acquisition of the One West Fourth Building, Wells REIT II assumed a $51.3 million fixed rate loan secured by the property in favor of New York Life Insurance Company. The loan requires monthly principal and interest payments and matures in December 2018. The annual interest rate on the New York Life loan is 5.8%. Wells REIT II may prepay the New York Life loan in full any time after January 2008 for a fee equal to the greater of (a) 1% of the then outstanding principal balance or (b) the present value of the remaining scheduled payments of principal and interest less the amount of principal being repaid. Principal remaining outstanding on this loan at September 30, 2004 was approximately $51.1 million.

In conjunction with the acquisition of the 3333 Finley Road and 1501 Opus Place buildings on August 3, 2004, Wells REIT II executed an 18-month, $17.8 million, interest-free note with the sellers of the buildings, M/S Land, LLC & M/S Building, LLC. This note is secured by the property and matures in February 2006, at which time the entire principal balance is due. Wells REIT II may prepay the note at any time without incurring a premium or prepayment penalty. In accordance with accounting principles generally accepted in the United States (“GAAP”), a fair value calculation of the loan was performed upon acquisition and resulted in a discount of approximately $0.9 million, which will be amortized to interest expense over the term of the loan. At September 30, 2004, the carrying value of the note payable was approximately $16.9 million.

On July 1, 2004, Wells REIT II’s $350 million line of credit agreement with Bank of America, N.A. was amended and restated to document the syndication of the facility with participating banks and to increase the maximum amount of the facility from $350 million to $430 million. In October 2004, pursuant to an extension option in the credit agreement, Wells REIT II elected to extend the term (the initial term expires November 11, 2004) of the $430 million line of credit by an additional 180 days to May 10, 2005. Wells REIT II paid fees as stipulated by the agreement of approximately $1.1 million related to this extension. During the initial term, borrowing under the facility is limited to 70% of the aggregate cost of the subset of lender-approved properties with an aggregate average occupancy rate of 85% (the “Borrowing Base”). During the extended term, borrowing under the facility is limited to 60% of the Borrowing Base. At September 30, 2004, Wells REIT II had $300.0 million in principal outstanding under the line of credit and was able to borrow up to an additional approximately $122.9 million.

5. Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT II may be obligated to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, for which Wells REIT II would receive additional rental revenue. At September 30, 2004, no tenants have exercised such options.

Properties Under Contract

At September 30, 2004, Wells REIT II had a contract to acquire three real estate assets for an aggregate purchase price of $163.5 million. In addition, at the time of acquisition of Phase I of the New Manchester One Building, Wells REIT II executed an agreement related to the completion of construction of Phase II of the facility, of which approximately $1.3 million remained to be paid at September 30, 2004. Wells REIT II has paid approximately $10.3 million in earnest money related to these contracts at September 30, 2004, which is included in prepaid expenses and other assets in the consolidated balance sheets. See Note 7 for discussion of acquisitions subsequent to September 30, 2004.

6. Related-Party Transactions

Advisory Agreement

Wells REIT II has entered into an Advisory Agreement with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services. The Advisory Agreement has a one-year term; however, either party may terminate the Advisory Agreement upon 60 days’ written notice. If Wells REIT II terminates the Advisory Agreement, Wells REIT II will pay the Advisor all unpaid reimbursements of expenses and all earned but unpaid fees. The Advisory Agreement expires on November 1, 2005.

Under the terms of the Advisory Agreement, the Advisor receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarter end after deducting debt used to acquire or refinance properties;

•	Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries and other employee-related expenses of the Advisor’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to REIT II based on time by administrative personnel, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee. Included in this amount are amounts paid for IRA custodial service costs allocated to REIT II accounts;

•	For any property sold by Wells REIT II, a disposition fee equal to 3.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

As of September 30, 2004, Wells REIT II has incurred and charged to additional paid-in capital approximately $10.9 million in organization and offering costs. This amount represents 2% of gross offering proceeds raised. The Advisor has incurred approximately $18.3 million in such costs as of September 30, 2004. The remaining $7.4 million incurred by the Advisor but not billed to Wells REIT II will be billed and paid as Wells REIT II raises additional proceeds.

Acquisition fees incurred for the three and nine months ended September 30, 2004 totaled $5.4 million and $10.9 million, respectively. Asset management fees incurred for the three and nine months ended September 30, 2004 totaled $1.0 million and $1.3 million, respectively. Administrative reimbursements incurred for the three and nine months ended September 30, 2004 totaled approximately $0.3 million and $0.5 million, respectively, and are included in general and administrative expense in the consolidated statements of operations. Wells REIT II incurred no disposition, incentive or listing fees during the nine months ended September 30, 2004.

Dealer Manager Agreement

Wells REIT II has executed a Dealer Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of the Advisor, performs the dealer manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is reallowed to participating broker-dealers. During the three and nine months ended September 30, 2004, Wells REIT II incurred commissions of $18.9 million and $38.1 million respectively, of which more than 99% was reallowed to participating broker-dealers.

Additionally, Wells REIT II is required to pay WIS a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker-dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the dividend reinvestment plan. Wells REIT II recorded dealer manager fees of approximately $6.8 million and $13.6 million during the three and nine months ended September 30, 2004, of which approximately $3.0 million and $6.2 million was reallowed to participating broker-dealers.

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management Company, Inc. (“Wells Management”) have agreed in principal on a property management, leasing, and construction management agreement. Wells REIT II expects to execute this agreement in the fourth quarter 2004. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II, per the terms of this agreement, will pay the following fees to Wells Management:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by Wells Management of the gross monthly income collected for that property for the preceding month;

•	Leasing commissions for new, renewal, or expansion leases entered into by any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses actually to be paid to Wells REIT II during the applicable term of the lease, provided however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally paid equal to one month’s rent;

•	Fees equal to a specified percentage up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management.

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

Economic Dependency

Under agreements which have terms of one year or less, Wells REIT II has engaged the Advisor and its affiliates, WIS and Wells Management, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock available for issue, as well as other administrative responsibilities for Wells REIT II including accounting services, shareholder communications, and investor relations. As a result of these relationships, Wells REIT II is dependent upon the Advisor, WIS and Wells Management.

The Advisor, Wells Management and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WellsREF”). The operations of the Advisor, Wells Management and WIS represent substantially all of the business of WellsREF. In light of their common ownership and their importance to WellsREF, Wells REIT II focuses on the financial condition of WellsREF when assessing the financial condition of the Advisor, Wells Management, and WIS. In the event that WellsREF was unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

For the three months ended September 30, 2004, revenues for WellsREF on a consolidated basis exceeded expenses by approximately $6 million and WellsREF is also expecting revenues to exceed expenses during the fourth quarter. WellsREF believes it has adequate cash availability from both funds on hand and borrowing capacity through its credit facilities in order to meet its obligations. For the nine months ended September 30, 2004, operating expenses for WellsREF exceeded operating revenues by approximately $11 million In the first two quarters of 2004, WellsREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WellsREF anticipated it would incur short term losses and reserved adequate funds to cover any shortfall in revenues due to:

•	reduced fees earned from Wells Real Estate Trust, Inc. (the “Wells REIT”), another product sponsored by WellsREF, because the Wells REIT was closing its public offering, which would entail lower fee income for WIS and the Advisor; and

•	such reduced fees being only partially offset by fee income associated with the newly formed Wells REIT II because (i) Wells REIT II’s offering has lower upfront fees payable to the Advisor and WIS and (ii) Wells REIT II was not expected to raise the same level of gross offering proceeds during its start-up phase as compared to those raised by the more mature Wells REIT.

7. Subsequent Events

Sale of Shares of Common Stock

From October 1, 2004 through October 31, 2004, Wells REIT II raised approximately $77.2 million through the issuance of approximately 7.7 million shares of common stock of Wells REIT II. As of October 31, 2004, approximately $5.4 billion in shares (538.3 million shares) remained available for sale to the public under the offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Emerald Point Acquisition

On October 14, 2004, Wells REIT II purchased a four-story office building containing approximately 194,000 rentable square feet for a purchase price of approximately $44.0 million, plus closing costs. The Emerald Point Building is located on an approximate 9.9-acre parcel of land at 5130 Hacienda Drive in Dublin, California. The acquisition was funded with net proceeds raised from Wells REIT II’s ongoing offering and with proceeds from the $430.0 million line of credit with Bank of America, N.A.

The Emerald Point Building, which was completed in 1999, is leased to SBC Advanced Solutions, Inc. (approximately 75%) and Franklin Templeton Corporate Services, Inc. (approximately 25%).

IBM Gaithersburg Acquisition

On October 22, 2004, Wells REIT II purchased all of the membership interest in MR 270 NMD I LLC, a Delaware limited liability company that owns a two-story office building containing approximately 393,000 rentable square feet. The 800 North Frederick Building is located on an approximate 45.4-acre parcel of land at 800 North Frederick Avenue in Gaithersburg, Maryland. The purchase price of the 800 North Frederick Building was approximately $79.0 million, plus closing costs. The acquisition was funded with (1) net proceeds raised from Wells REIT II’s ongoing offering, (2)

proceeds from the $430.0 million line of credit with Bank of America, N.A and (3) the assumption of a $46.4 million interest-only note with Lehman Brothers Holdings Inc. (the “Lehman Brothers Loan”) that matures on November 11, 2011. The annual fixed interest rate on the Lehman Brothers Loan is a 4.6175%. Wells REIT II is not permitted to prepay any portion of the Lehman Brothers Loan before the earlier of October 22, 2007 or the date that is two years from the last securitization involving any component or portion of the Lehman Brothers Loan. Wells REIT II may prepay the Lehman Brothers Loan in full plus any accrued interest after August 11, 2011 without incurring a prepayment penalty. Prepayment in full prior to August 11, 2011 will require Wells REIT II to deliver to Lehman Brothers Holdings Inc. an amount of U.S. Treasury securities that would yield interest equal to the interest Lehman Brothers Holdings Inc. would have received had Wells REIT II not prepaid the Lehman Brothers Loan.

The 800 North Frederick Building, which was completed in 1986, is 100% leased to International Business Machine Corporation (“IBM”). IBM, a company whose shares are publicly traded on the New York Stock Exchange, manufactures and sells computer services, hardware and software and is the most diversified provider of computer products and services in the United States.

The Corridors III Building Acquisition

On November 1, 2004, Wells REIT II purchased a seven-story office building containing approximately 222,000 rentable square feet for a purchase price of approximately $40.5 million, plus closing costs. The acquisition was funded with net proceeds raised from Wells REIT II’s ongoing public offering and proceeds from the $430.0 million line of credit with Bank of America, N.A. The Corridors III Building is located on an approximate 7.3-acre parcel of land at 2650 Warrenville Road in Downers Grove, Illinois. The Corridors III Building, which was completed in 2001, is leased to MAF Bancorp, Inc. (approximately 59%), Toyota Motor Credit Corporation (approximately 10%), Credit Suisse First Boston Corporation (approximately 9%) and Metropolitan Life Insurance Company (approximately 9%) and various other office and retail tenants (approximately 6%). Approximately 7% of The Corridors III Building is currently vacant. If the seller procures a fully executed lease for the vacant space on or before July 31, 2005, Wells REIT II would owe the seller additional consideration based on a pre-determined formula pursuant to the terms of an earnout agreement entered into at closing between Wells REIT II and the seller.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto.

Overview

Wells REIT II was formed on July 3, 2003, but we did not begin receiving proceeds from our initial public offering of our common stock or acquiring real estate assets until 2004. Thus the results of our operations for the three and nine months ended September 30, 2004 are indicative of an early stage enterprise with growing revenues and expenses associated with the acquisition of properties, interest expense associated with debt financing on the real estate acquisitions, and general and administrative expenses that began the year at a high percentage of total revenues but is decreasing as the enterprise grows.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, we received proceeds from our initial offering of common stock and began operations as a real estate company. Net capital available for investment generated from financing activities was approximately $782.5 million consisting of approximately $482.7 million in net stock offering proceeds and $299.8 million from indebtedness. With this capital, we invested approximately $705.8 million in real estate properties, paid earnest money of $45.8 million, paid $5.1 million in deferred financing costs, and funded common stock redemptions of $0.3 million. Primarily from the operations of the eight properties we acquired, we generated $9.2 million in cash from operating activities. This amount includes rental revenues from the properties and reimbursements from tenants net of payments for operating expenses, interest and general and administrative expenses, including $0.4 million for acquisitions that were not pursued to completion. Out of our cash flows from operating activities, we paid dividends to stockholders of $7.3 million. The excess cash generated from operating and financing activities of $27.6 million is expected to be used to reduce indebtedness, pay liabilities or to invest in additional real estate.

For each share of our common stock, our board of directors declared dividends during the nine months ended September 30, 2004 as follows:

Start Date	End Date	Annualized Dividend Rate
January 22, 2004	March 31, 2004	2.5%
April 1, 2004	April 21, 2004	5.0%
April 22, 2004	June 15, 2004	6.0%
June 16, 2004	September 15, 2004	6.0%
September 16, 2004	December 15, 2004	6.0%

Annualized percentage rates of return are based on a $10 per share investment. Dividends accrue to stockholders on a daily record basis and are paid quarterly.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and to utilize indebtedness to assist in the funding for and timing of our acquisitions. As of September 30, 2004, we had three properties under contract for an aggregate purchase price of $163.5 million, as well as a contract to make payments on Phase II of the New Manchester One Building upon completion of certain milestones of construction in the amount of $1.3 million. Subsequent to September 30, 2004, we acquired all three properties under contract and completed the payments on Phase II of the New Manchester One Building. All earnest money outstanding at September 30, 2004 ($10.3 million) was applied toward the purchase price of these properties.

As of September 30, 2004, we had short-term debt outstanding under our $430 million line of credit with Bank of America totaling approximately $300.0 million, and cash and cash equivalents of approximately $27.6 million. On July 1,

2004, we signed an amended and restated credit agreement with Bank of America to increase the maximum amount of the facility from $350 million to $430 million and to document the syndication of the line of credit with a group of banks. We utilized capacity under this line and our previous $175 million line to fund our eight acquisitions during the nine months ended September 30, 2004, and made repayments as we raised additional investor proceeds.

Pursuant to an extension option in the credit agreement, on October 14, 2004, we elected to extend the term (the initial term was scheduled to expire November 11, 2004) of our $430 million line of credit by an additional 180 days to May 10, 2005. We paid fees as stipulated in the agreement of approximately $1.1 million related to this extension. During the initial term, borrowing under the facility is limited to 70% of the aggregate cost of the Borrowing Base as defined in Note 4 to our consolidated financial statements. During the extended term, borrowings under the facility are limited to 60% of the Borrowing Base. At September 30, 2004, we had approximately $300.0 million in principal outstanding, which was approximately 50% of the Borrowing Base. In future periods, this ratio will be dependent upon our level of borrowings to purchase properties and the amount of investor proceeds raised. At September 30, 2004, we had the ability to borrow an additional approximately $122.9 million under our line of credit. We expect to repay the borrowings under this facility by the extended maturity date of May 10, 2005 with a combination of equity and debt proceeds.

Our line of credit agreement with Bank of America contains borrowing arrangements that provide for interest costs based on LIBOR for one, two, or three month periods, plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The weighted average interest rate at September 30, 2004 was 4.01%. This facility requires that we use 86.5% of our gross offering proceeds to repay the facility, but permits the use of loan proceeds for any property acquisition (subject to compliance with certain covenants) and for working capital.

The agreement also stipulates that our net distributions, which equal total distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period and any equity proceeds not used for other purposes that are otherwise not required to pay down the line. The definition of Funds from Operations per the agreement differs from that calculated below in that the definition per the agreement allows for the addition of amortization of deferred financing costs.

The $430 million facility is secured by mortgages on all lender-approved properties; however, only some of the mortgages are recorded in the property records. In the event we are in default under the facility, the lender may elect to record all of the mortgages and foreclose.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 50% leverage guideline in the next quarterly report. As of October 31, 2004, our leverage ratio was approximately 44%. During the quarter ended September 30, 2004, the conflicts committee of the board of directors approved borrowings that caused our leverage ratio at certain times to exceed 50%. The conflicts committees believed such borrowing levels were justified for the following reasons:

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

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements and distribution requirements in order to maintain our REIT status under the the Code. Our future dividends could be affected by factors such as timely payment of rent, the number of shares sold in our ongoing public offering, and the timing and pricing of future acquisitions.

Long-term Liquidity and Capital Resources

We expect that potential sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of dividends.

In determining how and when to allocate cash resources, we will initially consider the source of the cash. We expect that substantially all net cash generated from operations will be used to pay dividends after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund dividends as necessary. To the extent that cash flows from operations are lower due to fewer properties being acquired or lower returns on the properties, dividends paid may be lower. We expect that substantially all net cash resulting from equity or debt financing will be used to fund acquisitions, certain capital expenditures identified at acquisition, or repayments of outstanding debt. To the extent sufficient equity or debt is not available, then the amount invested in real estate will be lower. Over the long term, we intend to reduce our aggregate borrowings as a percentage of our real estate assets.

Of our debt outstanding as of September 30, 2004, we had fixed rate, long-term facilities outstanding, in thousands, as follows:

Debt Facility	Carrying Balance		Effective Interest Rate		Maturity Date	Percent of Total Indebtedness (2)
One West Fourth Mortgage	$51,123		5.8%		December 2018	13.9%
3333 Finley Drive and 1501 Opus Place Seller-Financed Note	$16,914	(1)	3.6	% (1)	February 2006	4.6%

(1)	The terms of this note are interest-free. In accordance with GAAP, a fair value calculation of the loan was performed upon acquisition and resulted in a discount of approximately $0.9 million, using the rate of 3.6% to impute interest. At September 30, 2004, the outstanding principal balance on the note payable is approximately $17.8 million.

(2)	The remaining 82% of our total indebtedness is short-term debt under the $430 line of credit discussed above.

Principal payments (in thousands) required on the above long-term facilities are:

Year Ending December 31,	Principal Due
2004	$284
2005	1,178
2006	19,023
2007	1,573
2008	1,666
Thereafter	44,313

Total	$68,037

Results of Operations

As of September 30, 2004, our portfolio of 14 real estate properties was approximately 97% leased. Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the nine months ended September 30, 2004 for an entire period and as a result of anticipated future acquisitions of real estate assets.

During the period from inception (July 3, 2003) to September 30, 2003, we had been formed but our ongoing offering and real estate operations had not yet commenced. Therefore, we had no material results of operations for the period.

Rental income for the three and nine months ended September 30, 2004 totaled approximately $15.2 million and $20.7 million, respectively, with tenant reimbursements equaling approximately $2.2 million and $3.2 million. Property operating costs were approximately $4.9 million and $6.5 million for the three and nine months ended September 30, 2004, respectively. Depreciation expense for the three and nine months ended September 30, 2004 was approximately $2.4 million and $3.7 million, respectively. We acquired eight properties prior to June 30, 2004. These eight properties provided a full quarter’s revenues and expenses for the three months ended September 30, 2004. Three of the eight properties, which comprise approximately a third of the value of our portfolio’s real estate assets at September 30, 2004, were purchased during the last month of the second quarter, and provided operations for less than half of the nine months ended September 30, 2004. The remaining properties were acquired during the third quarter and therefore did not provide a full period’s operations for the three or the nine months ended September 30, 2004. Net income from property operations was approximately $4.0 million and $5.7 million for the three and nine months ended September 30, 2004, exclusive of portfolio-level expenses such as interest and general and administrative expenses.

Asset management fees for the three and nine months ended September 30, 2004 totaled approximately $1.0 million and $1.3 million. Under the terms of the advisory agreement, asset management fees are calculated for each month based on the adjusted cost of the property as of the previous month-end. Therefore, no fee is incurred during the month of acquisition. During the six months ended June 30, 2004, we acquired eight properties, but only incurred asset management fees on five of them, as the remaining three were purchased during June 2004. During the three months ended September 30, 2004, a full quarter’s asset management fees were incurred for all properties owned prior to June 30, 2004 and a partial quarter’s fees were incurred for those properties purchased prior to August 31, 2004. As a result, the majority of the fees incurred during the nine months ended September 30, 2004 were attributable to the three months ended September 30, 2004.

General and administrative expenses for the three and nine months ended September 30, 2004 totaled approximately $1.2 million and $2.5 million, constituting 7% and 11%, respectively, of total revenues. With the acquisition of new properties in future periods, we anticipate that general and administrative expenses will increase in amount, but continue to decrease as a percentage of total revenue.

Our property acquisitions during the nine months ended September 30, 2004 were financed in part with short-term debt from our $175 million and our $430 million lines of credit with Bank of America, and in part with the long-term notes payable discussed in Note 4 to our consolidated financial statements. During the three and nine months ended September 30, 2004, we incurred interest expense of approximately $6.7 million and approximately $10.5 million, respectively, related to our use of this debt. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets fitting our investment objectives.

We sustained a net loss for the three and nine months ended September 30, 2004 of approximately $1.7 million and $4.6 million, primarily as a result of incurring overhead-related general and administrative expenses and interest expense without sufficient rental revenues from properties to cover the costs. Loss per share for the three and nine months ended September 30, 2004 was $(0.04) and $(0.23), respectively. With the acquisition of new properties in future periods, we anticipate that net income and earnings per share will both increase.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which we believe is consistent with the calculation of FFO as defined by NAREIT and which appropriately excludes the cost of capital improvements and related capitalized interest, is presented in the following table, in thousands, for the three and nine months ended September 30, 2004:

	For the three months ended September 30, 2004	For the nine months ended September 30, 2004
Net loss	$(1,656)	$(4,603)
Add:
Depreciation of real estate assets	2,386	3,743
Amortization of lease related costs	4,197	5,524

FFO	$4,927	$4,664

Weighted average shares outstanding	41,502	19,609

Through the first quarter 2004, we reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we present this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net loss as previously reported. This reclassification results in an increase in FFO of approximately $0.1 million for the nine months ended September 30, 2004, respectively. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized straight-line rental revenue of approximately $1.6 million and $2.5 million during the three and nine months ended September 30, 2004, respectively.

•	Amortization of intangible lease assets and liabilities resulted in a net decrease in rental revenue of approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2004, respectively.

•	During the three and nine months ended September 30, 2004, deferred financing costs paid were approximately $0.7 million and $5.1 million, and the related amortization totaled $2.1 million and approximately $4.1 million, respectively.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions and other related costs.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to the six months ended June 30, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. This amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of operations for the three and nine months ended September 30, 2004.

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

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5 and 6 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments under existing lease agreements (Note 5)

•	Reimbursement of offering-related costs (Note 6)

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor and its affiliates, whereby we pay certain fees or reimbursements to our Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, property management fees, leasing commissions, asset management fees and reimbursement of operating costs. See Note 6 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Under agreements which have terms of one year or less, we have engaged our Advisor and its affiliates, WIS and Wells Management, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of properties we own, asset acquisition and disposition services, the sale of shares of our common stock available for issue, as well as other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon our Advisor, WIS and Wells Management.

Our Advisor, Wells Management and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WellsREF”). The operations of our Advisor, Wells Management and WIS represent substantially all of the business of WellsREF. In light of their common ownership and their importance to WellsREF, we focus on the financial condition of WellsREF when assessing the financial condition of our Advisor, Wells Management, and WIS. In the event that WellsREF was unable to meet its obligations as they become due, we might be required to find alternative service providers.

For the three months ended September 30, 2004, revenues for WellsREF on a consolidated basis exceeded expenses by approximately $6 million and WellsREF is also expecting revenues to exceed expenses during the fourth quarter. WellsREF believes it has adequate cash availability from both funds on hand and borrowing capacity through its credit facilities in order to meet its obligations. For the nine months ended September 30, 2004, operating expenses for WellsREF exceeded operating revenues by approximately $11 million In the first two quarters of 2004, WellsREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the cost to provide such services. In planning for 2004, WellsREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to:

•	reduced fees earned from Wells Real Estate Trust, Inc. (the “Wells REIT”), another product sponsored by WellsREF, because the Wells REIT was closing its public offering, which would entail lower fee income for WIS and the Advisor; and

•	such reduced fees being only partially offset by fee income associated with the newly formed Wells REIT II because (i) our offering has lower upfront fees payable to the Advisor and WIS and (ii) we were not expected to raise the same level of gross offering proceeds during its start-up phase as compared to those raised by the more mature Wells REIT.

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

Subsequent Events

On October 22, 2004, Ron Ford resigned as a Senior Vice President of our Advisor. Mr. Ford joined our Advisor in August 2003. We do not believe that this resignation will have a material impact on our financial operations or those of our Advisor.

Certain events subsequent to September 30, 2004 through the date of this report, including the sale of shares of common stock and the acquisition of certain real estate assets, are discussed above and in Note 7 to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

We may enter into interest rate swaps, caps or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

Approximately $300.0 million of our total debt outstanding as of September 30, 2004, is subject to variable rates, with a weighted average interest rate of approximately 4.01% per annum. On May 10, 2004, we obtained a $350 million line of credit agreement with Bank of America, N.A. On July 1, 2004, this credit agreement was amended and restated, increasing the maximum amount of the facility to $430 million. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The maturity date of the $430 million interim facility, was initially November 11, 2004, however, we utilized the extension option in the credit agreement to extend the maturity date 180 days to May 10, 2005. We currently anticipate that we will repay the debt with offering proceeds raised. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

Approximately $68.0 million of our total debt outstanding as of September 30, 2004 is subject to fixed rates. Our note payable collateralized by the One West Fourth Building has an interest rate of approximately 5.8% per annum and matures December 2018. The terms of our note payable collateralized by the 3333 Finley Road and 1501 Opus Place Buildings are interest-free (with an imputed interest rate of 3.6% per annum) and the note matures February 2006.

A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.

As of September 30, 2004, a 1% change in interest rates would result in a change in interest expense of approximately $3.0 million per year.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $78.0 million at September 30, 2004, as the obligation is at fixed interest rates and we also own the related bonds.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On July 21, 2004, we issued options to purchase 8,000 shares of common stock to our independent directors under our Independent Director Stock Option Plan. These options were anti-dilutive with an exercise price of $12 per share, and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(b)	The registration statement relating to our initial public offering (No. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003 and is ongoing. WIS is the dealer manager of our offering. The registration statement covers 600.0 million shares of common stock in a primary offering at an aggregate price of up to $6.0 billion and an additional 185.0 million shares under our dividend reinvestment plan at an aggregate price of $1.85 billion.

Through September 30, 2004, we had sold approximately 54.5 million shares for gross offering proceeds of approximately $544.6 million, out of which we paid costs of approximately $10.9 million in acquisition fees and expenses, approximately $51.7 million in selling commissions and dealer manager fees, and approximately $10.9 million in organization and offering costs to the Advisor. We redeemed shares of common stock of $341.4 million. With the net offering proceeds and indebtedness, we acquired approximately $850.7 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. As of October 31, 2004, we have sold approximately 62.1 million shares at an aggregate offering price of $621.2 million.

(c)	During the quarter ended September 30, 2004, we redeemed shares as follows:

Period	Number of Shares Repurchased(1)	Average Price Paid per Share	Maximum Value of Shares Available for Repurchase Under the Share Redemption Program (2)
July 2004	—	—	$927,732
August 2004	—	—	$927,732
September 2004	34,160	$9.99	$3,581,957

(1)	All shares repurchased were repurchased under our share redemption program, as amended.

(2)	See Item 5 below for a description of the limits on redemptions under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 21, 2004, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Ga.

(b)	Our stockholders elected the following individuals to the board of directors: Leo F. Wells, III, Douglas P. Williams, Charles R. Brown, Richard W. Carpenter, Bud Carter, Donald S. Moss, Jack M. Pinkerton, Walter W. Sessoms, Neil H. Strickland, and W. Wayne Woody.

(c)	The above matter was approved by stockholders of the Registrant at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo F. Wells, III	4,552,562	58,088
Douglas P. Williams	4,559,037	51,614
Charles R. Brown	4,550,652	59,999
Richard W. Carpenter	4,545,452	65,199
Bud Carter	4,558,834	51,816
Donald S. Moss	4,545,452	65,199
Jack M. Pinkerton	4,545,351	65,299
Walter W. Sessoms	4,540,850	69,801
Neil H. Strickland	4,545,452	65,199
W. Wayne Woody	4,551,652	58,999

ITEM 5.	OTHER INFORMATION

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

The exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 1, 2004	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

10.1	Purchase and Sale Agreement (relating to the acquisition of the Wildwood Buildings) between Wildwood Associates and Wells Operating Partnership II, L.P., dated August 20, 2004

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Advisory Agreement between Wells Capital, Inc. and the Company dated November 1, 2005.