Form 10-K
period 2004-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2005-03-15
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

NONE.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Aggregate market value of the voting stock held by nonaffiliates :

While there is no established market for the Registrant’s shares of voting stock, the Registrant has offered and sold shares of its voting stock pursuant to a Form S-11 Registration Statement under the Securities Act of 1933 at a price of $10 per share. The number of shares of common stock outstanding as of February 28, 2005 was approximately 93,418,107.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust, Inc. Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III) to be filed on or about April 29, 2005.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected defects or adverse conditions at our properties;

•	Our ability to invest proceeds to acquire properties at prices that will provide acceptable returns;

•	Our potential need to fund tenant improvements, lease-up costs or other capital expenditures out of operating cash flow;

•	Unexpected costs of capital expenditures, including those related to tenant build-out projects;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to stockholders;

•	Changes in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Our potential participation in the section 1031 exchange program of Wells Capital, Inc. (“Wells Capital”), which may limit our ability to borrow funds in the future;

•	Our ability to raise capital through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid in future periods for redeemed shares under our share redemption program, as approved by our board of directors;

Other operational risks

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Our dependency on Wells Capital and its affiliates and their key personnel for various administrative services;

•	Our reliance on third parties to appropriately manage our properties;

•	Wells Capital’s ability to attract and retain high quality personnel, who can provide acceptable service levels and generate economies of scale;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws and regulations; and

•	Our ability to acquire properties that will generate sufficient cash flow from operations to enable us to maintain our dividend.

PART I

ITEM 1. BUSINESS

General

Wells REIT II, Inc. was formed on July 3, 2003 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with the taxable year ended December 31, 2003. Substantially all of our business is conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership, formed on July 3, 2003. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. Wells OP II owns properties directly or through wholly owned subsidiaries, and Wells OP II has entered into a joint venture with a party not affiliated with Wells Capital, Inc. (the “Advisor”) or us. This joint venture is consolidated in the accompanying consolidated financial statements, as we control this venture. Except where otherwise noted, references to “Wells REIT II,” “we,” “us,” or “our” herein shall include all subsidiaries of Wells REIT II, including Wells OP II, its subsidiaries and the consolidated joint venture.

We engage in the acquisition and ownership of commercial real properties throughout the United States. Although we may invest in a wide range of real estate, we focus our acquisition efforts on high quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2004, we owned interests in 18 properties, comprising approximately 5.2 million square feet of commercial office space located in nine states and the District of Columbia. At December 31, 2004, these properties were 97% leased.

Our stock is not listed on any securities exchange. However, our charter requires that, in the event that our stock is not listed on a national securities exchange by October 2015, we must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we would then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors and to preserve, protect, and return our investors’ capital contributions. We also seek capital gain from our investments.

In determining the appropriateness of an investment in real estate, we consider the creditworthiness of the tenants, the location of the property, its appropriateness for any development contemplated or in progress, its income-producing capacity, the prospects for long-range appreciation, and liquidity and tax considerations. We also consider the impact of the acquisition on our portfolio as a whole with regard to diversification by geography, tenants, industry group of tenants, and timing of lease expirations.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Although authorized to enter into leases with any type of tenant, a majority of our tenants are large corporations or other entities that have a net worth in excess of $100 million or whose lease obligations are guaranteed by another corporation or entity with a net worth in excess of $100 million.

Creditworthy tenants of the type we target have become more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased with corresponding reductions in cap rates and returns on investment. We remain steadfast in our commitment to invest in properties with creditworthy tenants.

In order to diversify our portfolio of assets, we are likely to continue to utilize joint ventures for the acquisition, development or improvement of properties. Future joint ventures may be with other Wells programs. In determining whether to invest in a particular joint venture, we evaluate the real property that such joint venture owns or is being formed to own under the same criteria as for the selection of our wholly owned real estate property investments.

Generally, we are responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases are generally what we refer to as “economically net” leases. An “economically net” lease provides that in addition to making its lease payments, the tenant is required to pay directly or to reimburse us for real estate taxes, sales and use taxes, special assessments, utilities, insurance and building repairs, and other building operation and management costs. “Economically net” leases help protect us from rising costs. Upon expiration of leases at our properties, our objective is to negotiate our leases so they also will be “economically net” leases; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement rates.

Financing Objectives

To date we have financed our acquisitions through a combination of equity raised in our ongoing primary offering and debt we incurred or assumed upon the acquisition of certain properties. We anticipate that ultimately the majority of the cost of acquisitions will be funded from equity. However, in certain periods more amounts may be funded by debt.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors and is disclosed to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification of the excess borrowing. While we do not intend to surpass this leverage limit over the long term, we have surpassed this limit in the early stages of our development, when the cost of properties has exceeded our net offering proceeds. Our conflicts committee approved the borrowings for the acquisitions and the resulting leverage in excess of the 50% threshold in order to be able to provide our investors with current income even during the early stages of our initial public offering.

We do intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will be dependent upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock, our ability to pay dividends, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

Currently, we have debt outstanding under our variable rate line of credit as well as long-term fixed mortgages. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Operating Objectives

We focus on the following key operating factors:

•	Ensuring that we enter into leases at market rents, upon lease expiration and with regard to current or acquired vacant space at our properties, so that we receive the maximum returns on our properties as permitted by the market;

•	Negotiating strategic renewals or lease extensions that expire in either the next few years or at times in which we believe it is important to make adjustments to our lease expiration exposure;

•	Considering appropriate actions, for expirations in future periods, to ensure that we can position the property appropriately to retain the tenants at lease expiration or negotiate lease amendments lengthening the term of the lease resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Minimizing operating expenses as a percentage of revenues.

Employees

We have no direct employees. The employees of Wells Capital and Wells Management, Inc. (“Wells Management”) provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other various programs for which Wells Capital provides similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of the personnel and other costs associated with these services; we do not, however, reimburse for acquisition and disposition services, for which Wells Capital receives a separate fee from us. Our allocable share of salaries, wages and other payroll-related costs by Wells Management and Wells Capital totaled approximately $1.2 million for the year ended December 31, 2004. This amount is included in general and administrative expenses in the consolidated statement of operations.

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more for the property to become the purchaser or will have to locate another property that meets our investment criteria. The leasing of real estate is highly competitive in the current market, and we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

Under agreements which have terms of one year or less, we have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock available for issue, as well as other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Capital, WIS and Wells Management.

Wells Capital, Wells Management and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WellsREF”). The operations of Wells Capital, Wells Management and WIS represent substantially all of the business of WellsREF. In light of their common ownership and their importance to WellsREF, Wells REIT II focuses on the financial condition of WellsREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WellsREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WellsREF on a consolidated basis exceeded operating expenses by approximately $5.8 million and WellsREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WellsREF exceeded operating revenues by approximately $11.6 million. WellsREF believes it has adequate cash available from funds on hand in order to meet its obligations. In the first two quarters of 2004, WellsREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WellsREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to:

•	reduced fees earned from Wells Real Estate Investment Trust, Inc. (the “Wells REIT”), another product sponsored by WellsREF, because the Wells REIT was closing its public offering, which would entail lower fee income for WIS and Wells Capital; and

•	such reduced fees being only partially offset by fee income associated with the newly formed Wells REIT II because (i) Wells REIT II’s offering has lower upfront fees payable to Wells Capital and WIS and (ii) Wells REIT II was not expected to raise the same level of gross offering proceeds during its start-up phase as compared to those raised by the more mature Wells REIT.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2004, no tenant represents more than 10% of our future rental income or 10% of our current year rent revenues. We are not aware of any reason that our current tenants will not be able to pay their contractual rental amounts in all material respects as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, Wells Capital, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT II, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a

public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plantiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with us.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the Securities and Exchange Commission (the “SEC”), including amendments to such filings, may be obtained free of charge from the following website, www.wellsref.com, through a link to the www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 2. PROPERTIES

As of December 31, 2004, we owned interests in 18 properties. Of these properties, 17 are wholly owned and one property is owned through a consolidated joint venture. All of these properties are included in our consolidated financial statements. While we have limited industrial warehouse assets in our portfolio, the majority of our assets are commercial office buildings located in nine states and the District of Columbia. At December 31, 2004, our properties were approximately 97% leased with an average lease term remaining of approximately eight years.

Property Statistics

The following table shows lease expirations of our portfolio as of December 31, 2004, during each of the next ten years and thereafter, assuming no exercise of renewal options or termination rights.

Year of Lease Expiration	2004 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2004 Annualized Gross Base Rent
Vacant	$—	136	0%
2005	1,484	44	1%
2006	2,171	61	2%
2007	11,421	386	10%
2008	5,535	87	5%
2009	2,861	641	2%
2010	11,011	509	10%
2011	10,691	280	9%
2012	17,097	755	15%
2013	10,969	450	10%
2014	10,945	412	9%
Thereafter	31,232	1,486	27%

	$115,417	5,247	100%

The following table shows the geographic diversification of our portfolio as of December 31, 2004.

Location	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Atlanta	$29,887	1,778	26%
Chicago	19,351	800	17%
Washington D.C.	11,324	275	10%
Northern New Jersey	9,404	385	8%
Suburban Maryland	8,842	393	7%
Winston-Salem	8,472	432	7%
Los Angeles	8,405	310	7%
Oakland	6,549	194	6%
Boston	5,937	251	5%
Houston	5,385	260	5%
Detroit	1,861	169	2%

	$115,417	5,247	100%

The following table shows the tenant industry diversification of our portfolio as of December 31, 2004.

Industry	2004 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rent
Business Services	$19,168	724	17%
Communication	15,011	542	13%
Industrial Machinery And Equipment	14,780	644	13%
Transportation Equipment	12,831	394	11%
Electronic & Other Electric Equipment	10,689	901	9%
Depository Institutions	8,562	372	7%
Wholesale Trade-Durable Goods	5,841	250	5%
Oil And Gas Extraction	5,319	254	5%
Legal Services	5,012	200	4%
Food And Kindred Products	4,803	224	4%
Engineering & Management Services	3,202	200	3%
Other*	10,199	542	9%

	$115,417	5,247	100%

*	none more than 3%

The following table shows the tenant diversification of our portfolio as of December 31, 2004.

Tenant	2004 Annualized Gross Base Rent (in thousands)	Percentage of 2004 Annualized Gross Base Rent
AT&T	$9,404	8%
IBM	8,842	8%
Acxiom	8,087	7%
Northrop Grumman	7,910	7%
General Electric	7,322	6%
EMC	5,937	5%
BlueLinx Co.	5,841	5%
Weatherford International	5,319	5%
SBC Communications	5,077	4%
Coca-Cola Enterprises	4,803	4%
Siebel Systems	4,353	4%
Wachovia	4,064	4%
BAE	3,997	3%
Womble Carlyle	3,889	3%
MAF Bancorp	3,255	3%
Other*	27,317	24%

	$115,417	100%

*	- None more than 3%

Other Property-Specific Information

Certain properties we own are subject to ground leases. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties subject to ground leases as of December 31, 2004.

Certain properties are held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details properties held as collateral for debt facilities as of December 31, 2004.

Consolidated Joint Venture with Others not Otherwise Affiliated with Wells Capital or Us

During 2004, we acquired an interest in an entity in which other parties not otherwise affiliated with us or Wells Capital retained limited ownership interests, as described below. This entity, a joint venture between Wells OP II and Lincoln – Highland Landmark III, LLC (“Lincoln”), is included in our consolidated financial statements.

On December 28, 2004, the joint venture purchased the Highland Landmark III Building. The purchase price of the Highland Landmark III Building was approximately $52.7 million, plus closing costs. Our share of the purchase price was approximately $50.0 million. Based on the capital contributions, we indirectly own 95% of the Highland Landmark III Building and Lincoln owns the remaining 5% interest.

Assuming the property generates sufficient operating cash flow, distributions will generally be made in the following order of priority: (1) to us in an amount equal to a 9.0% cumulative preferred return per annum based on our capital contributions; (2) to the property manager in an amount equal to the property management fee; (3) to Lincoln in an amount equal to a 4.5% return per annum based on their capital contribution; (4) to us and Lincoln based on a first-tier residual sharing interest of 95% and 5%, respectively, until we have earned the cumulative 10% per annum return on our capital contributions; and (5) to us and Lincoln based on a second-tier residual sharing interest of 90% and 10%, respectively. We are responsible for the establishment of policy and operating procedures for the joint venture and the Highland Landmark III Building and shall manage their day-to-day business and affairs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2005, we had approximately $93.4 million shares of common stock outstanding held by a total of approximately 28,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as registrar and transfer agent for us. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering of up to 785,000,000 shares of our common stock, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of the shares is $10 per share as of December 31, 2004. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. During the current offering period and for a period of three full fiscal years after the completion of our offering stage, Wells Capital expects to continue to use the current offering price of our shares as the estimated per share value reported in our annual reports on Form 10-K. (We view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan or the redemption of interests in Wells OP II.)

As our stock is currently not listed on a national exchange, there is no established public trading market for our stock. Consequently, there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program for investors who have held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted average common shares outstanding during the prior calendar year, and (ii) funding for the redemption of shares, other than within two years of death or disability, is limited to 50% of the proceeds from the sale of shares pursuant to our dividend reinvestment plan in that calendar year. Initially and for the first three years after we complete our offering stage, any shares redeemed under the share redemption program are purchased by us at $9.10 per share (or 91% of the price at which we sold the share) unless the shares are being redeemed in connection with the death or disability of a stockholder. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by Wells Capital or another firm we might choose for that purpose. (The terms of the redemption program are more generous with respect to redemption requests following the death or disability of a stockholder.) Our board of directors may amend or terminate the share redemption program at any time upon 30 days’ notice.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly dividend distributions to our stockholders. We have declared and paid dividends quarterly based on daily record dates.

Quarterly dividend distributions made to the stockholders during 2004 were as follows:

Distribution for Quarter Ended	Total Cash Distributed (in thousands)	Per Share Investment Income	Per Share Return of Capital
March 31, 2004	$87	$0.012	$0.036
June 30, 2004	1,591	0.035	0.107
September 30, 2004	5,597	0.038	0.113
December 31, 2004	9,338	0.038	0.113

Our current line of credit contains covenants limiting our dividend payments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Short-term Liquidity and Capital Resources” for more information on these restrictions.

The fourth quarter 2004 dividends declared through December 15, 2004, were paid to stockholders in December 2004. Dividends for the period from December 16, 2004 to March 15, 2005, have been declared by the board of directors and will be paid to stockholders in March 2005.

Approximately 25% of the dividends paid during the year ended December 31, 2004 were taxable to the investor as ordinary taxable income with the remaining amount tax-deferred. The amount of dividends paid and taxable portion in this period are not necessarily indicative or predictive of amounts anticipated in future periods.

Use of Initial Public Offering Proceeds

As of December 31, 2004, we had sold approximately 79.2 million shares of common stock in our ongoing initial public offering (SEC File no. 333-107066, effective November 26, 2003), raising gross offering proceeds of approximately $792.0 million. From this amount, we paid approximately $15.8 million in acquisition fees to Wells Capital, approximately $75.2 million in selling commissions and dealer manager fees to WIS, and approximately $15.8 million in organization and offering costs to Wells Capital. We redeemed shares of common stock of $0.7 million. With the net offering proceeds of $685.2 million and indebtedness, we acquired approximately $1,039.9 million in real estate and related assets and made the other payments reflected under “Cash Flows from Financing Activities” in our consolidated statement of cash flows. As of February 28, 2005, we have sold approximately 93.6 million shares at an aggregate offering price of $935.7 million.

Redemption of Common Stock

During the quarter ended December 31, 2004, we redeemed shares upon death or disability of our shareholders as follows (in thousands, except per share amounts):

Period	Number of Shares Repurchased (1)	Average Price Paid per Share	Maximum Value of Shares Available for Repurchase Under the Share Redemption Program (2)
October 2004	3	$10.00	$3,962
November 2004	18	$10.00	$3,782
December 2004	14	$10.00	$—

(1)	All shares repurchased were repurchased under our share redemption program, as amended.
(2)	See Note 6 to our consolidated financial statements for a description of the limits on redemptions under the program.

Unregistered Issuance of Stock Options

On January 22, 2004 and July 21, 2004, we issued options to purchase 20,000 shares and 8,000 shares, respectively, of common stock to our independent directors under our Independent Director Stock Option Plan. These options were anti-dilutive with an exercise price of $12 per share, and were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933 as an offering of securities that are restricted as to transfer and made to a limited number of accredited investors.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data for the year ended December 31, 2004 and the period from inception (July 3, 2003) to December 31, 2003, should be read in conjunction with the consolidated financial statements and related notes in Item 8 hereof (amounts in thousands except per share data).

	2004	2003
Restricted cash	$—	$982
Total assets	$1,155,765	$1,652
Total stockholders’ equity	$677,115	$1
Outstanding debt	$305,505
Outstanding long-term debt	$235,155	$—
Obligations under capital leases	$78,000	$—

Total revenues	$50,701	$—
Net loss	$(4,562)	$—
Funds from operations (1)	$14,922	$—

Cash flows from operations	$23,841	$(44)
Cash flows used in investing activities	$(917,333)	$—
Cash flows provided by financing activities	$917,386	$201
Dividends paid	$16,613	$—

Per share data:
Net loss - basic and diluted	$(0.15)	$(4.70)
Funds from operations (1)	$0.48	$(4.70)
Dividends declared	$0.49	$—

Weighted average shares outstanding	31,372	—

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on July 3, 2003 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are located in major metropolitan areas throughout the United States. We have no paid employees and are externally advised and managed by Wells Capital, Inc. and Wells Management Company, Inc. We operate as a real estate investment trust for Federal income tax purposes.

We did not begin receiving proceeds from our initial public offering of our common stock or acquiring real estate assets until 2004. Thus the results of our operations for the year ended December 31, 2004 and the period from inception to December 31, 2003 are indicative of an early-stage enterprise with growing revenues and expenses associated with the acquisition of properties, interest expense associated with debt financing on the real estate acquisitions, and general and administrative expenses that began the year at a high percentage of total revenues but are decreasing as the enterprise grows.

During 2004, we acquired an interest in 18 properties totaling approximately 5.2 million square feet for an aggregate purchase price of approximately $1.0 billion. At December 31, 2004, these properties were approximately 97.4% leased. To purchase these assets, we used net equity proceeds and indebtedness. As of December 31, 2004, our borrowings totaled approximately $350.5 million.

With our goals of providing current income to our stockholders and preserving their capital, we view our most significant challenges as:

•	Continuing to raise sufficient amounts of equity capital in order to acquire a large, diversified portfolio while maintaining a moderate leverage ratio and

•	Investing net offering proceeds in properties that are accretive to our dividend at a time when the demand for high-quality, income-producing properties is high.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. GDP growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to increase significantly from their current levels in 2005.

Liquidity and Capital Resources

Our strategy is to acquire high quality real estate assets with proceeds from our initial public offering and with proceeds from indebtedness. We intend to distribute cash flows from the operations of these assets to shareholders in the form of quarterly dividends.

While our initial public offering commenced on December 1, 2003, we did not break escrow until the first quarter of 2004. During 2004, we received offering proceeds of approximately $705.4 million, which are net of cash paid for commissions, dealer manager fees and offering costs of approximately $86.7 million. In addition, we received net proceeds from lines of credit and notes payable of approximately $235.7 million. With this capital and with the assumption of $114.5 million in debt, we invested approximately $1.0 billion in real estate properties, paid $6.4 million in deferred financing costs, and funded common stock redemptions of $0.7 million. From the operations of the 18 properties we acquired, we generated $23.8 million in cash from operating activities. This amount includes rental revenues from the properties and reimbursements from tenants net of payments for operating expenses, interest and general and administrative expenses. Out of our cash flows from operating activities, we paid dividends to stockholders of $16.6 million.

Additional information with respect to dividends declared in 2004 is as follows:

Start Date	End Date	Annualized Dividend Rate
January 22, 2004	March 31, 2004	2.5%
April 1, 2004	April 21, 2004	5.0%
April 22, 2004	June 15, 2004	6.0%
June 16, 2004	September 15, 2004	6.0%
September 16, 2004	December 15, 2004	6.0%

Annualized percentage rates of return are based on a $10 per share investment. Dividends have been declared and paid quarterly using daily record dates.

As of December 31, 2004, we had approximately $350.5 million of debt outstanding consisting of $115.4 million under our line of credit and $235.1 million in fixed rate, term mortgage loans. The weighted average interest rate at December 31, 2004 under these loans was 4.90% and the ratio of debt to total assets was approximately 30% and the weighted average years to maturity was 8.62.

As of December 31, 2004, we had cash of $24.1 million, which is expected to be used to reduce indebtedness, pay liabilities or to invest in additional real estate.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and to utilize indebtedness to expand and diversify our portfolio. As of December 31, 2004, we had no properties under contract to purchase but were in initial discussions with sellers on a number of properties. The market for real estate consistent with our investment objectives is increasingly competitive. Due to the increasing demand for this product type, prices have risen and yields have decreased. In the near term, we believe it may be difficult for us to identify high-quality, well-located real estate investments that have yields consistent with acquisitions we made in 2004. We will attempt to structure 2005 transactions so that they provide the maximum potential return while not changing our investment criteria. These structures could include higher leverage to provide leveraged returns that are accretive to the dividend.

However, if we are unable to invest proceeds from our ongoing offering of common stock in income-producing properties quickly enough or structure transactions that provide for leveraged returns that are accretive to our dividend, our cash available for dividends will be lower.

We expect to fund our acquisitions with capacity under our line of credit, cash on hand, and with proceeds from our ongoing offering of common stock. As of February 28, 2005, we had no amounts outstanding under our line of credit and had the capacity to borrow an additional approximately $307.6 million. In addition, we had cash on hand of approximately $54.0 million. Therefore, in the near term, we believe that we have the capacity to acquire properties to expand our portfolio.

Our current line of credit contains the following restrictive covenants:

•	Restricts our ratio of debt to real estate assets plus cash and cash equivalents to 60%;

•	Limits the amount that we may pay in dividends (excluding amounts reinvested under our dividend reinvestment plan) to the greater of 90% of funds from operations, as defined by the agreement, or the amount required to maintain REIT status pursuant to the Code; and

•	Requires Wells REIT II to use 86.5% of gross offering proceeds to reduce amounts outstanding under the facility.

The line of credit matures on May 10, 2005. We are in discussions with financial institutions to enter into an agreement to replace this line of credit prior to the maturity date. The actual terms of this replacement facility will be dependent upon market conditions at the time, and we cannot predict with certainty the terms of the replacement facility. However, we expect that this facility will be sufficient in amount and terms to allow us to continue to acquire properties. In addition, we may place long-term mortgage debt on existing assets or assets acquired in the future. The decision to place this mortgage debt will be based on market conditions and capital needs at the time.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflicts committee of our board of directors approves the borrowing. In addition, covenants within our line of credit limit a similar ratio of debt to total assets to 60%. Our charter also requires that we disclose the justification for any borrowings in excess of the 50% leverage guideline. During 2004, the conflicts committee of the board of directors approved borrowings that caused our leverage ratio at certain times to exceed 50%. The conflicts committee believed such borrowing levels were justified for the following reasons:

•	the borrowings enabled us to purchase the properties and earn rental income more quickly;

•	the property acquisitions were likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•	based on expected equity sales at the time, leverage was likely to exceed the charter’s guidelines only for a short period of time;

•	we did not believe that there was a risk of exceeding leverage covenants in our line of credit;

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of our development.

We do not expect the ratio of debt to total assets to exceed 50% during 2005.

The payment of dividends in the future will be dependent upon the cash flows from properties currently owned and those acquired in future periods, the amount of leverage, the timing of proceeds received from our ongoing public offering of common stock and the timing of properties acquired in the future. In addition, our current credit facility limits the amount we may pay in dividends (excluding amounts reinvested under our dividend reinvestment plan) to 90% of funds from operations, as defined, or the amount required to maintain REIT status. We expect any replacement credit facility to contain similar restrictions on payment of our dividend. These restrictions, as well as the challenges with yields associated with properties meeting our investment criteria, may limit our ability to maintain our dividend at its current rate per share in the future.

Long-term Liquidity and Capital Resources

We expect that potential sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured financings from banks and other lenders, the selective and strategic sale of properties and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of dividends.

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

Our contractual obligations (in thousands) as of December 31, 2004 are as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations	$350,505	$116,528	$19,896	$3,433	$210,648
Capital lease obligations	114,060	4,680	9,360	9,360	90,660

Total	$464,565	$121,208	$29,256	$12,793	$301,308

Per the terms of the Advisory Agreement, we are required to reimburse Wells Capital for certain organization and offering expense up to 2% of equity raised. As of December 31, 2004, we had accrued and charged to additional paid-in capital approximately $15.8 million related to these reimbursements. Wells Capital had incurred approximately $21.9 million in such costs on our behalf as of December 31, 2004. The remaining $6.1 million incurred by Wells Capital but not billed to us will be billed and paid as we raise additional proceeds.

Results of Operations

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees and net income will each increase in future periods as a result of owning the assets acquired during the year ended December 31, 2004 for an entire period and as a result of anticipated future acquisitions of real estate assets.

During the period from inception (July 3, 2003) to December 31, 2003, we had been formed but had not yet commenced real estate operations, as we had not received and accepted the minimum subscription of 250,000 shares before the end of the period. Therefore, we had no material results of operations for the period.

As of December 31, 2004, our portfolio of 18 real estate properties was approximately 97% leased. Rental income for the year ended December 31, 2004 totaled approximately $43.9 million, with tenant reimbursements equaling approximately $6.8 million. Property operating costs were approximately $12.8 million for the year ended December 31, 2004, and depreciation expense was approximately $7.5 million. Asset and property management fees for the year ended December 31, 2004 totaled approximately $3.9 million. We acquired all of our properties during 2004, with first-quarter acquisitions totaling approximately 7% of the value of our real estate assets as of December 31, 2004, and the remaining acquisitions spread fairly ratably over the remainder of 2004. Therefore, no properties we own provided a full year’s operations during the year ended December 31, 2004. Net income from property operations was approximately $11.2 million for the year ended December 31, 2004, exclusive of general portfolio-level expenses such as interest and general and administrative expenses.

General and administrative expenses for the year ended December 31, 2004 totaled approximately $4.4 million, constituting 8.6% of total revenues. With the acquisition of new properties in future periods, we anticipate that general and administrative expenses will increase in amount, but continue to decrease as a percentage of total revenue.

Our property acquisitions during the year ended December 31, 2004 were financed in part with short-term debt from our former $175 million and our $430 million lines of credit with Bank of America, and in part with the long-term notes payable discussed in Note 4 to our consolidated financial statements. During the year ended December 31, 2004, we incurred interest expense of approximately $14.9 million related to our use of this debt. The additional interest expense of $2.7 million that we incurred during the year ended December 31, 2004 relates to our obligations under our capital leases, and we received interest income on the related bonds in the same amount as the expense. Our interest expense in future periods will vary based on our level of future borrowings, which will depend on the level of investor proceeds raised, the cost of borrowings, and the opportunity to acquire real estate assets fitting our investment objectives.

We sustained a net loss for the year ended December 31, 2004 of approximately $4.6 million, primarily as a result of incurring overhead-related general and administrative expenses and interest expense without sufficient net income from properties to cover the costs. Loss per share for the year ended December 31, 2004 was $(0.15). However, our rental revenues from properties increased over the year as we acquired additional properties, and for the three months ended December 31, 2004, we earned net income of approximately $41,000 ($0.00 per share). With the acquisition of new properties in future periods, we anticipate that net income and earnings per share will both continue to increase.

Portfolio Information

As of December 31, 2004, we owned interests in 18 properties. Of these properties, 17 are wholly owned and one property is owned through a consolidated joint venture. All of these properties are included in our consolidated financial statements. The majority of assets are commercial office buildings located in nine states and the District of Columbia. At December 31, 2004, our properties were approximately 97% leased with an average lease term remaining of approximately eight years.

As of December 31, 2004, our five highest geographic concentrations were as follows:

Location	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Atlanta	$29,887	1,778	26%
Chicago	19,351	800	17%
Washington, D.C.	11,234	275	10%
Southern New Jersey	9,404	385	8%
Suburban Maryland	8,842	393	7%

	$78,718	3,631	68%

As of December 31, 2004, our five highest tenant industry concentrations were as follows:

Industry	2004 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2004 Annualized Gross Base Rents
Business Services	$19,168	724	17%
Communication	15,011	542	13%
Industrial Machinery and Equipment	14,780	644	13%
Transportation Equipment	12,831	394	11%
Electronic and Other Electric Equipment	10,689	901	9%

	$72,479	3,205	63%

As of December 31, 2004, our five highest tenant concentrations were as follows:

Tenant	2004 Annualized Gross Base Rents (in thousands)	Percentage of 2004 Annualized Gross Base Rents
AT&T	$9,404	8%
IBM	8,842	8%
Acxiom	8,087	7%
Northrop Grumman	7,910	7%
General Electric	7,322	6%

	$41,565	36%

For more information on our portfolio diversification and statistics, see Item 2 above.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictability over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

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

Our calculation of FFO, which excludes the cost of capital improvements and related capitalized interest, is presented in the following table, in thousands, for the year ended December 31, 2004:

December 31, 2004
Net loss	$(4,562)
Add:
Depreciation of real estate assets	7,456
Amortization of lease related costs	12,028

FFO	$14,922

Weighted average shares outstanding	31,372

Through the first quarter 2004, we reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we present this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net loss as previously reported. This reclassification results in an increase in FFO of approximately $7.3 million for the year ended December 31 2004. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In order to recognize revenues on a straight-line basis over the terms of the respective leases, we recognized straight-line rental revenue of approximately $5.1 million during the year ended December 31, 2004.

•	Amortization of intangible lease assets and liabilities resulted in a net decrease in rental revenue of approximately $1.4 million for the year ended December 31, 2004.

•	During the year ended December 31, 2004, amortization of deferred financing costs totaled approximately $5.4 million.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal and other related costs.

The fair values of above-market and below-market in-place lease values is recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheet and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These intangibles are included in intangible lease assets in the accompanying consolidated balance sheet and are amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets, including those held through joint ventures, may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we will adjust the real estate and related intangible assets to the fair value and recognize an impairment loss.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and management fees and reimbursement of operating costs. See Note 8 to our consolidated financial statements included in this report for a discussion of the various related-party transactions, agreements and fees.

Conflicts of Interest

Wells Capital is also a general partner in or advisor to Wells REIT and various public real estate limited partnerships sponsored by Wells Capital. As such, there are conflicts of interest where Wells Capital, while serving in the capacity as general partner or advisor for another Wells-sponsored program, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements between Wells Capital and these other Wells real estate funds could influence its advice to us.

Additionally, certain members of our board of directors also serve on the board of Wells REIT and may encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Certain events subsequent to December 31, 2004 through February 29, 2005, including the sale of shares of common stock, the declaration of dividends, the acquisition of a property, the execution of a contract to purchase a property, and the attainment of additional mortgage financing, are discussed in Note 11 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2004, our consolidated debt consisted of the following, in thousands:

	2005	2006		2007	2008	2009	Thereafter
Maturing debt
Variable rate debt	$115,350	—		—	—	—	—
Fixed rate debt	$1,178	$18,323	(1)	$1,573	$1,667	$1,766	$210,648

Average interest rate on debt
Variable rate debt	4.74%	—		—	—	—	—
Fixed rate debt	5.80%	3.88	% (1)	5.80%	5.80%	5.80%	5.05%

(1)	Includes $17.1 million of debt with interest free terms. For the purposes of calculating the average interest rate, this debt was assumed to accrue interest at its imputed rate of 3.742%.

Approximately $115.4 million of our total debt outstanding as of December 31, 2004, is under our $430 million line of credit with Bank of America, and is subject to variable rates, with a weighted average interest rate of approximately 4.74% per annum. The agreement contains borrowing arrangements that provide for interest costs based on LIBOR plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. The maturity date of the $430 million interim facility is May 10, 2005. We currently anticipate that we will repay the debt with offering proceeds raised. An increase in the variable interest rate on the facility constitutes a market risk as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

Approximately $235.1 million of our total debt outstanding as of December 31, 2004 is subject to fixed rates, with an average interest rate of 4.98% and expirations ranging from 2006 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2004, a 1% change in interest rates would result in a change in interest expense of approximately $1.2 million per year.

We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $78.0 million at December 31, 2004, as the obligation is at fixed interest rates and we also own the related bonds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the year ended December 31, 2004 or period from inception (July 3, 2003) to December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of Wells Real Estate Investment Trust II, Inc. (the company) is responsible for establishing and maintaining adequate internal control over financial reporting. The company’s internal control over financial reporting is a process designed by or under the supervision of our Chief Financial Officer and effected by the Board of Directors, management and other personnel. The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance or records that, in reasonable detail, accurately reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

At the end of the company’s 2004 fiscal year, management conducted an assessment of the effectiveness of the company’s internal control over the financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the company’s internal control over financial reporting as of December 31, 2004 is effective.

In conducting the company’s evaluation of the effectiveness of its internal control over financial reporting, the company excluded testing and evaluation of the design and operating effectiveness of controls over 10 properties that were acquired during 2004 that are managed by third parties. In making this determination to exclude these properties from the scope of its assessment, the company relied upon the guidance established by the U.S. Securities and Exchange Commission related to acquired businesses. These properties represented approximately $876 million and $614 million of the company’s total and net assets, respectively, as of December 31, 2004 and $41 million and $8 million of revenues and net income, respectively, for the year then ended. Further information concerning these acquisitions appears in Note 3, Real Estate Acquisitions, in the accompanying audited consolidated financial statements.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included in this Form 10-K, which expresses unqualified opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting as of December 31, 2004.

Attestation Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

of Wells Real Estate Investment Trust II, Inc.

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A of this Form 10-K, that Wells Real Estate Investment Trust II, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Wells Real Estate Investment Trust II, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A of this Form 10K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting excluded testing and evaluation of controls over 10 properties that were acquired during 2004 that are managed by third parties. In making the determination to exclude these properties from the scope of its assessment, the company’s management relied upon the guidance established by the U.S. Securities and Exchange Commission related to acquired businesses. These properties are included in the 2004 consolidated financial statements of Wells Real Estate Investment Trust II, Inc. and constitute $876 million and $614 million of total and net assets, respectively, as of December 31, 2004 and $41 million and $8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Wells Real Estate Investment Trust II, Inc. also did not include an evaluation of the internal control over financial reporting for these 10 properties.

In our opinion, management’s assessment that Wells Real Estate Investment Trust II, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Wells Real Estate Investment Trust II, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from inception (July 3, 2003) through December 31, 2003 and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Atlanta, GA

March 10, 2005

ITEM 9B. OTHER INFORMATION

As of the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at the following website, http://www.wellsref.com.

The other information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the Commission for our annual stockholders’ meeting to be held on July 20, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. A list of the financial statements contained herein is set forth on page F-1 hereof.

(a) 2. Schedule III – Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a) 3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2005.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ Leo F. Wells, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date
/s/ Charles R. Brown Charles R. Brown	Independent Director	March 11, 2005

/s/ Richard W. Carpenter Richard W. Carpenter	Independent Director	March 11, 2005

/s/ Bud Carter Bud Carter	Independent Director	March 11, 2005

/s/ Donald S. Moss Donald S. Moss	Independent Director	March 11, 2005

/s/ Jack M. Pinkerton Jack M. Pinkerton	Independent Director	March 11, 2005

/s/ Walter W. Sessoms Walter W. Sessoms	Independent Director	March 11, 2005

/s/ Neil H. Strickland Neil H. Strickland	Independent Director	March 11, 2005

/s/ Leo F. Wells, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 11, 2005

/s/ Douglas P. Williams Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 11, 2005

/s/ W. Wayne Woody W. Wayne Woody	Independent Director	March 11, 2005

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants that have not Registered Securities Pursuant to Section 12 of the Act

After the filing of this Form 10-K, we will furnish to our security holders an annual report covering our last fiscal year and a proxy statement for our upcoming annual meeting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON THE CONSOLIDATED

FINANCIAL STATEMENTS

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from inception (July 3, 2003) through December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the year ended December 31, 2004 and the period from inception (July 3, 2003) to December 31, 2003 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Wells Real Estate Investment Trust II, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion thereon.

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2004	2003
Assets:
Real estate assets, at cost:
Land	$152,399	$—
Buildings and improvements, less accumulated depreciation of $7,456	616,201	—
Intangible lease assets, less accumulated amortization of $9,453	169,443	—
Construction in progress	447	—

Total real estate assets	938,490	—

Cash and cash equivalents	24,051	157
Restricted cash	—	982
Rents receivable, net of allowance for doubtful accounts of $432	7,500	—
Prepaid expenses and other assets	1,654	513
Deferred financing costs, less accumulated amortization of $311	977	—
Deferred lease costs, less accumulated amortization of $4,684	105,093	—
Investments in bonds	78,000	—

Total assets	$1,155,765	$1,652

Liabilities and Stockholders’ Equity:

Line of credit and notes payable	$350,505	$—
Obligations under capital leases	78,000	—
Intangible lease liabilities, less accumulated amortization of $716	24,074	—
Accounts payable and accrued expenses	14,526	563
Escrowed investor proceeds	—	982
Due to affiliates	7,961	—
Dividends payable	1,964	—
Deferred rental income	408	—

Total liabilities	477,438	1,545

Commitments and Contingencies	—	—

Minority Interest	1,212	106

Stockholders’ Equity:

Preferred stock, $0.01 par value; 100,000,000 shares authorized, none outstanding
Common stock, $.01 par value; 900,000,000 shares authorized, 79,132,494 and 100 shares issued and outstanding at December 31, 2004, and 2003, respectively	791	—
Additional paid-in capital	680,886	1
Accumulated deficit	(4,562)	—

Total stockholders’ equity	677,115	1

Total liabilities and stockholders’ equity	$1,155,765	$1,652

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31, 2004	Period from inception (July 3, 2003) to December 31, 2003
Revenues:
Rental income	$43,864	$—
Tenant reimbursements	6,837	—

	50,701	—

Expenses:
Property operating costs	12,795	—
Property and asset management fees:		—
Related-party	3,098
Other	823
General and administrative	4,380	94
Depreciation	7,456	—
Amortization	12,028	—

	40,580	94

Real estate operating income	10,121	(94)

Other income (expense):
Interest income	2,921	—
Interest expense	(17,610)	—

	(14,689)	—

Loss before minority interest	(4,568)	(94)

Minority interest in loss of consolidated subsidiaries	6	94

Net loss	$(4,562)	$—

Net loss per share
Basic and diluted	$(0.15)	$(4.70)

Weighted average shares outstanding
Basic and diluted	31,372	—

Dividends declared per share	$0.49	$—

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM INCEPTION (JULY 3, 2003) TO DECEMBER 31, 2003

AND FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2003 (inception)	—	$—	$—	$—	$—
Issuance of common stock	—	—	1	—	1
Net loss	—	—	—	—	—

Balance, December 31, 2003	—	—	1	—	1

Issuance of common stock	79,201	792	791,220	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	(690)
Dividends ($0.49 per share)	—	—	(18,577)	—	(18,577)
Commissions on stock sales and related dealer manager fees	—	—	(75,241)	—	(75,241)
Other offering costs	—	—	(15,828)	—	(15,828)
Net loss	—	—	—	(4,562)	(4,562)

Balance, December 31, 2004	79,132	$791	$680,886	$(4,562)	$677,115

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31, 2004	Period from inception (July 3, 2003) to December 31, 2003
Cash Flows from Operating Activities:
Net loss	$(4,562)	$—
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interest in loss of consolidated entities	(6)	(94)
Depreciation	7,456	—
Amortization	19,098	—
Changes in assets and liabilities:
Rents receivable	(7,500)	—
Accounts payable and accrued expenses	9,907	563
Prepaid expenses and other assets	(960)	(513)
Deferred rental income	408	—

Total adjustments	28,403	(44)

Net cash provided by operating activities	23,841	(44)

Cash Flows from Investment Activities:
Investment in real estate and related assets	(905,264)	—
Acquisition fees paid	(12,069)	—

Net cash used in investing activities	(917,333)	—

Cash Flows from Financing Activities:
Proceeds from line of credit and notes payable	911,607	—
Repayment of line of credit and notes payable	(675,889)	—
Dividends paid to stockholders	(16,613)	—
Issuance of common stock	792,012	1
Commissions on stock sales and related dealer manager fees paid	(74,590)	—
Other offering costs paid	(12,069)	—
Redemptions of common stock	(690)	—
Minority interest	—	200
Deferred financing costs paid	(6,382)	—

Net cash provided by financing activities	917,386	201

Net increase in cash and cash equivalents	23,894	157

Cash and cash equivalents, beginning of period	157	—

Cash and cash equivalents, end of period	$24,051	$157

Supplemental Disclosures of Investing and Financing Non-Cash Activities:
Acquisition fees applied to investments	$15,646	$—

Acquisition fees due to affiliate	$3,759	$—

Other offering costs due to affiliate	$3,759	$—

Acquisition of intangible lease liabilities	$24,791	$—

Assumption of obligations under capital leases and related bonds	$78,000	$—

Assumption of liabilities at property acquisition	$9,085	$—

Assumption of debt at property acquisition	$114,516	$—

Dividends payable	$1,964	$—

Sales commissions payable	$208	$—

Dealer manager fees due to affiliate	$443	$—

Write off of fully amortized deferred financing costs	$5,095	$—

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1. ORGANIZATION AND BUSINESS

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed or have operating histories. Wells REIT II was incorporated on July 3, 2003 and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II may invest in office buildings, shopping centers, other commercial and industrial properties or other real estate properties.

At December 31, 2004, Wells REIT II owned interests in 18 properties comprising approximately 5.2 million square feet of commercial office and industrial space located in nine states and the District of Columbia. At December 31, 2004, these properties were approximately 97.4% leased.

Wells REIT II’s business is primarily conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership and a consolidated subsidiary of Wells REIT II. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, either directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the general partner in Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells Capital, Inc. (“Wells Capital”) is the sole limited partner of Wells OP II.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of these shares reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through December 31, 2004, Wells REIT II had sold approximately 79.2 million shares for gross proceeds of approximately $792.0 million. Of this amount, Wells REIT II incurred costs related to the sale of these shares of (1) approximately $15.8 million in acquisition fees, (2) approximately $75.2 million in selling commissions and dealer manager fees, and (3) approximately $15.8 million in organization and offering costs to Wells Capital. In addition, Wells REIT II redeemed shares of common stock pursuant to Wells REIT II’s share redemption program in the amount of $0.7 million. With these net offering proceeds and indebtedness, Wells REIT II invested approximately $1,039.9 million in real estate assets through December 31, 2004.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any entities for which Wells REIT II or Wells OP II has a controlling financial interest or is deemed the primary beneficiary of a variable interest entity. In determining whether a controlling financial interest exists, Wells REIT II considers ownership of voting interests, protective rights and participatory rights of the investors. Any intercompany balances and transactions are eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition and advisory fees incurred, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

Wells REIT II’s real estate assets are depreciated using the straight-line method over the useful lives of the assets by class generally as follows:

Building	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate and related intangible assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate and intangible assets to their fair value and recognizes an impairment loss. Wells REIT II held no real estate assets as of December 31, 2003, and management has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II during the year ended December 31, 2004.

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

Restricted Cash and Escrowed Investor Proceeds

Restricted cash and escrowed investor proceeds as of December 31, 2003 on the consolidated balance sheet represented offering proceeds from investors held in escrow. During 2004, these escrowed proceeds were released as Wells REIT II accepted and received sufficient proceeds as outlined in the prospectus and pursuant to applicable state law. As of December 31, 2004, no investor proceeds are held in escrow.

Rents Receivable

Rents receivable are recognized and carried at original amount earned less a provision for any uncollectible amounts. The allowance for doubtful accounts is adjusted based upon management’s judgment about the collectibility of individual account balances. Wells REIT II recorded a provision for bad debts of approximately $432,000 during the year ended December 31, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets include expenses incurred as of the balance sheet date that relate to future periods and will be expensed or reclassified to another account during the period to which the costs relate. These amounts include deferred project costs and earnest money paid for future acquisitions. Deferred project costs represent amounts paid to Wells Capital pursuant to the terms of the Advisory Agreement for acquisition fees (see Note 8 below). Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized on a straight-line basis over the term of the related financing arrangement. Amortization of deferred financing costs for the year ended December 31, 2004 was approximately $5.4 million. Amortization of deferred financing costs is recorded in interest expense on the consolidated statements of operations.

Deferred Lease Costs

Costs incurred to acquire operating leases, including those identified as part of the purchase price allocation process, are capitalized as deferred lease costs and amortized on a straight-line basis over the terms of the related leases. Amortization of deferred lease costs was approximately $4.7 million for the year ended December 31, 2004.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

During the year ended December 31, 2004, approximately $35.0 million and approximately $143.9 million was recognized as the value of above-market in-place leases and intangible absorption period costs, respectively, and included in real estate assets in the consolidated balance sheets as intangible lease assets. As of December 31, 2004, approximately $24.8 million was recognized as the value of below-market in-place leases and presented in the consolidated balance sheets as intangible lease liabilities, and approximately $109.8 million was recognized as intangible lease origination costs and included in deferred lease costs in the consolidated balance sheets.

During the year ended December 31, 2004, Wells REIT II recorded $12.0 million in amortization expense related to intangible lease origination costs and intangible absorption period costs, and approximately $1.4 million of amortization relating to above-market and below-market in-place leases that was recognized as a net decrease in rental revenues in the consolidated statement of operations.

The remaining unamortized balance for these intangible assets will be amortized as follows (in thousands):

For the year ending December 31:	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization	Intangible Absorption Period Amortization
2005	$5,108	$2,184	$12,053	$21,126
2006	5,098	2,184	12,032	19,623
2007	4,806	2,082	11,681	17,193
2008	4,432	2,049	11,358	15,493
2009	4,308	2,047	11,257	14,966
Thereafter	9,157	13,528	46,712	48,133

	$32,909	$24,074	$105,093	$136,534

Weighted Average Amortization Period	7 years	12 years	10 years	8 years

Investments in Bonds and Obligations Under Capital Leases

Wells REIT II has acquired investments in bonds and offsetting obligations under capital leases. Wells REIT II records the bonds at net principal value and obligations under capital leases at the present value of the expected payments. The related amounts of interest are recorded as interest income and interest expense in equal amounts in the period that the amounts accrue.

Interest

Interest is charged to interest expense as it accrues, and interest qualifying for capitalization relating to properties under development is capitalized into construction in progress on the balance sheet. Approximately $49,000 of interest was capitalized during the year ended December 31, 2004.

Dividends Payable and Distribution Policy

In order to maintain its status as a REIT, Wells REIT II is required to make distributions each taxable year equal to at least 90% of its REIT taxable income excluding capital gains. To the extent funds are available, Wells REIT II intends to pay regular quarterly dividends to stockholders. Dividends are paid to those stockholders who are stockholders of record as of applicable record dates.

Offering and Related Costs

Pursuant to the Advisory Agreement (see Note 8 below), Wells Capital is responsible for paying all costs associated with Wells REIT II’s initial public offering. These costs include legal and accounting fees, printing, sales and promotional costs and other costs directly associated with the offering. Subject to certain limitations, Wells REIT II is required to reimburse Wells Capital for these costs. Such costs, as well as sales commissions and dealer manager fees associated with the offering of shares, are accounted for as a reduction of paid-in capital.

Minority Interest

Minority interest in loss of consolidated subsidiaries in the consolidated statements of operations represents the net loss allocated to minority interests of the consolidated subsidiaries held by third parties throughout the period. Minority interest in the consolidated balance sheets represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents collected in advance are deferred to future periods.

Stock-based Compensation

As permitted by the provisions of Statement of Financial Accounting Standards No. 123 “Accounting and Disclosure for Stock-Based Compensation” (“Statement 123”), Wells REIT II applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and the related interpretations in accounting for its stock options accordingly. Wells REIT II does not recognize compensation cost in the consolidated statements of income based upon the fair value of stock based compensation but instead provides pro forma disclosure of the compensation expense in the notes to the consolidated financial statements. For the year ended December 31, 2004, stock option grants did not have any impact on the consolidated statement of operations as the fair value at the date of issue for each grant is estimated at $0.

Earnings Per Share

Earnings per share are calculated based on the weighted average number of common shares outstanding during each period. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive.

Financial Instruments

Wells REIT II considers its cash, accounts receivable, accounts payable, bonds, obligations under capital leases, line of credit, and notes payable to meet the definition of financial instruments. At December 31, 2004, the carrying value of Wells REIT II’s financial instruments approximated their fair value. The line of credit and notes payable bear interest based on variable interest rates that periodically adjust to market, have had interest imputed at Wells REIT II’s borrowing rate, or are at fixed rates, which approximate current market rates for similar borrowing arrangements.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable period ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income (excluding capital gains) to stockholders. As a REIT, Wells REIT II generally will not be subject to federal income tax. No provision or benefit for federal income taxes has been made in the accompanying consolidated financial statements. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying financial statements.

3. REAL ESTATE ACQUISITIONS

During the year ended December 31, 2004, Wells REIT II acquired the following properties (dollars in thousands):

Property	Acquisition Date	Location	Square Feet	Purchase Price (1)
Weatherford Center Houston	February 10, 2004	Houston, Texas	260,000	$40,647
New Manchester One (3)	March 19, 2004	Douglasville, Georgia	593,000	19,889
333 and 777 Republic Drive (3)	March 31, 2004	Allen Park, Michigan	169,000	19,377
Manhattan Towers	April 2, 2004	Manhattan Beach, CA	310,000	92,067
9 Technology Drive (3)	May 27, 2004	Westborough, MA	251,000	48,808
180 Park Avenue	June 23, 2004	Florham Park, New Jersey	385,000	83,676
One Glenlake Parkway	June 25, 2004	Atlanta, GA	353,000	81,976
80 M Street	June 29, 2004	Washington, D.C.	275,000	109,200
One West Fourth Street	July 23, 2004	Winston-Salem, NC	431,000	78,449
3333 Finley Road and 1501 Opus Place (3)	August 4, 2004	Downers Grove, Illinois	322,000	73,171
The Wildwood Buildings	September 20, 2004	Atlanta, Georgia	832,000	174,366
Emerald Point	October 14, 2004	Dublin, California	194,000	44,332
800 North Frederick (3)	October 22, 2004	Gaithersburg, Maryland	393,000	79,385
The Corridors III	November 1, 2004	Downers Grove, Illinois	222,000	41,057
Highland Landmark III (2)	December 28, 2004	Downers Grove, Illinois	257,000	53,503

Total			5,247,000	$1,039,903

(1)	Purchase price includes related closing costs and acquisition fees paid to Wells Capital.
(2)	Held in a partnership in which Wells REIT II holds 95% ownership interest.
(3)	This property is managed by an affiliate. See Note 8 for more information on this relationship.

4. LINE OF CREDIT AND NOTES PAYABLE

As of December 31, 2004, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	December 31, 2004
Secured line of credit	$115,350
Wildwood mortgage note	90,000
One West Fourth mortgage note	50,840
800 North Frederick mortgage note	46,400
Highland Landmark mortgage note	30,840
Finley Road and Opus Place purchase note (1)	17,075

Total indebtedness	$350,505

(1)	Interest is imputed at Wells REIT II’s weighted average borrowing rate at the date of acquisition.

The Secured Line of Credit represents a revolving credit facility secured by a pool of borrowing base properties. Under the terms of the facility, Wells REIT II may borrow the lesser of (1) an amount equal to 60% of the aggregate cost of lender-approved borrowing base properties or (2) $430 million. As of December 31, 2004, the borrowing base included nine properties with an aggregate book value of $517.1 million; and based on the value of these properties, Wells REIT II was able to borrow up to an additional $192.2 million. Interest on the Secured Line of Credit accrues at a per annum rate of LIBOR plus 2.25% or the Base Rate plus 0.50%, at the option of Wells REIT II (4.74% at December 31, 2004). The Base Rate for any day is the higher of (1) the Federal Funds Rate for such day plus .50%, or (2) Bank of America’s prime rate for such day. The Secured Line of Credit contains covenants that, among other things:

•	Restrict Wells REIT II’s ratio of debt to real estate assets plus cash and cash equivalents to 60%;

•	Limit the amount that Wells REIT II may pay in dividends (excluding amounts reinvested under our dividend reinvestment plan) to the greater of 90% of Funds From Operations, as defined, or the amount required to maintain REIT status pursuant to the Code; and

•	Require Wells REIT II to use 86.5% of gross offering proceeds to reduce amounts outstanding under the facility.

The Wildwood, 800 North Frederick and Highland Landmark Mortgage Loans represent non-recourse mortgage loans secured by specific assets. The aggregate book value of the properties securing these loans is approximately $304.8 million. These loans require monthly payment of interest at fixed rates ranging from 4.6% to 5.0% per annum and principal is due upon maturity. The Wildwood, 800 North Frederick and Highland Landmark Mortgage Loans mature in 2014, 2011 and 2012, respectively.

The One West Fourth Mortgage Loan is a non-recourse mortgage loan secured by a property with a net book value of $77.1 million. Interest accrues on this loan at a per annum rate of 5.8%, and this loan requires monthly payments of principal and interest ranging from approximately $341,000 to $382,000 through maturity in 2018 when all remaining unpaid principal is due.

The Finley Road and Opus Place Purchase Loan represents a loan provided by the seller of the Finley Road and Opus Place properties. The loan requires no payments of principal or interest until maturity (2006) when Wells REIT II must pay an amount equal to $17.8 million. The loan was recorded at fair value on the date of purchase using an imputed interest rate of 3.742%. The loan is secured by Finley Road and Opus Place properties whose aggregate net book values were $72.4 million.

Wells REIT II’s weighted average interest rate at December 31, 2004 for the aforementioned indebtedness was approximately 4.90%. Cash paid for interest during 2004, including amounts capitalized, was $11.5 million.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2004, in thousands:

For the year ending December 31:	Principal Repayments
2005	$116,528
2006	$18,323
2007	$1,573
2008	$1,667
2009	$1,766
Thereafter	$210,648

Total	$350,505

5. COMMITMENTS AND CONTINGENCIES

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, Wells REIT II may be obligated to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, for which Wells REIT II would receive additional rental revenue. At December 31, 2004, no tenants have exercised such options.

Capital Lease Obligations

Certain properties are subject to leases that are recorded as capital leases. The net book value of these properties as of December 31, 2004 was $99.4 million. Each obligation requires payments equal to the amounts of principal and interest receivable of related investments in bonds, which mature in 2011 or 2012. Required payments under the terms of the leases are as follows as of December 31, 2004 (in thousands):

Year	Amount
2005	$4,680
2006	4,680
2007	4,680
2008	4,680
2009	4,680
Thereafter	90,660

114,060

Amounts representing interest	(36,060)

Total	$78,000

6. STOCKHOLDERS’ EQUITY

Stock Option Plan

Wells REIT II maintains the Stock Option Plan that provides for grants of “non-qualified” stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. At December 31, 2004, no stock options have been granted under the plan; therefore all 750,000 shares are available for option grants, subject to limitations set forth in the charter.

Under the Stock Option Plan, the exercise price per share for the options must be the greater of (1) $11.00 or (2) the Fair Market Value (as defined in the Stock Option Plan) on the date the option is granted. The conflicts committee of Wells REIT II’s board of directors, upon recommendation and consultation with Wells Capital and Wells Management, may grant options under the plan. The conflicts committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. If the conflicts committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of certain corporate transactions or events, the conflicts committee may adjust the number and class of shares or the exercise price with respect to any option. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers or any of their affiliates, would exceed 10% of Wells REIT II’s issued and outstanding shares. No option may be sold, pledged, assigned or transferred by an employee in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

Wells REIT II maintains the Independent Director Stock Option Plan (the “Director Plan”) that provides for grants of stock to be made to independent non-employee directors of Wells REIT II. A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan. At December 31, 2004, 28,000 options have been granted under the plan; therefore 72,000 shares remain available for independent director stock option grants, subject to limitations set forth in the charter.

Under the Director Plan, options to purchase 2,500 shares of common stock at the greater of $12 per share or the Fair Market Value (as defined in the Director Plan) are granted upon initially becoming an independent director of Wells REIT II. Of these shares, 20% are exercisable immediately on the date of grant. An additional 20% of these shares become exercisable on each anniversary following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director will be granted an option to purchase 1,000 additional shares of common stock at the greater of (1) $12 per share or (2) the Fair Market Value. These options are 100% exercisable upon completion of two years of service after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of certain corporate transactions or events, a corresponding adjustment to the consideration payable with respect to all stock options shall be made. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers or any of their affiliates, would exceed 10% of Wells REIT II’s issued and outstanding shares. No option may be sold, pledged, assigned or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

No grants were made under the Independent Director Plan in 2003. A summary of Wells REIT II’s stock option activity under its Independent Director Plan during the year ended December 31, 2004 is as follows:

	Number	Exercise Price	Exercisable
Outstanding at December 31, 2003	—	—	—
Granted in 2004	28,000	$12

Outstanding at December 31, 2004	28,000	$12	4,000

In accordance with Statement 123, the fair value of each stock option granted in 2004 has been estimated as of the date of the grant using the Black-Scholes minimum value method. The weighted average risk-free interest rate assumed for 2004 was 4.26%, and the projected future dividend yield was estimated to be 6.0% for the options granted in 2004. The expected life of an option was assumed to be six years for the year ended December 31, 2004. Based on these assumptions, the fair value of the options granted during the year ended December 31, 2004 is $0. The weighted average contractual remaining life for options that were exercisable at December 31, 2004 was approximately nine years.

Dividend Reinvestment Plan

Wells REIT II maintains the Dividend Reinvestment Plan (the “DRP”) that allows common stockholders to elect to reinvest an amount equal to the dividends declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash dividends. Under the DRP, shares may be purchased by participating stockholders at the higher of $9.55 per share or 95% of the estimated per share value, as estimated by Wells Capital or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of the Wells REIT II’s stock. Wells REIT II pays selling commissions of 5.0% in connection with sales under the DRP to the extent it paid commissions on the shares to which the dividends relate. Wells REIT II pays no dealer manager fees on shares issued under the DRP. The board of directors, by majority vote, may amend or terminate the DRP for any reason upon 10 days prior written notice to the participants of the DRP.

Share Redemption Program

Wells REIT II maintains a Share Redemption Program (the “SRP”) for stockholders who hold their shares for more than one year, subject to certain limitations and penalties. The SRP, as amended, provides that Wells REIT II may repurchase a share of common stock for $9.10 per share, or 91% of the price per share paid for those shares sold for less than $10.00. This redemption price is expected to remain fixed until three years after Wells REIT II completes its initial public offering or any subsequent public equity offerings (other than secondary offerings or offerings related to a dividend reinvestment plan, employee benefit plan or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price would equal 95% of the per share value of Wells REIT II as estimated by Wells Capital or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of Wells Capital’s estimated per share net asset value. The higher redemption price available upon death and the exemption from the one-year holding period requirement is also available within two years of an investor’s award of disability benefits from the Social Security Administration or, in limited circumstances, from other governmental agencies.

Shares redeemed under the SRP, other than upon the death or disability of a stockholder, may not exceed the lesser of (i) the amount redeemable from 50% of the net proceeds from the sale of shares through the DRP in the current calendar year or (ii) 5% of the weighted average common shares outstanding during the preceding year. All redemptions during any calendar year, including those within two years of death or disability, are limited to those that can be funded from 100% of the net proceeds from the sale of shares under the DRP during that calendar year. The board of directors may amend or terminate the SRP at any time with 30 days’ notice. At December 31, 2004, approximately $0.7 million shares have been redeemed under the SRP.

7. INCOME TAXES

Wells REIT II’s income tax basis net income for the year ended December 31, 2004 and the period from inception (July 3, 2003) to December 31, 2003 is as follows (in thousands):

	2004	2003
GAAP basis financial statement net loss	$(4,562)	$—
Increase (decrease) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	9,791	—
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(3,290)	—
FAS 141 expense accrued for financial reporting purposes in excess of amounts for income tax purposes	1,394	—
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	402	—
Expenses for financial reporting purposes, in excess of amounts for income tax purposes	144	—

Income tax basis net income, prior to dividends paid deduction	$3,879	$—

For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

2004
Ordinary income	25%
Capital gains	—
Return of capital	75%

Total	100%

At December 31, 2004, the tax basis carrying value of Wells REIT II’s total assets was approximately $1.14 billion.

8. RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells REIT II has entered into an Advisory Agreement with Wells Capital, which entitles Wells Capital to earn specified fees for certain services. The Advisory Agreement has a one-year term; however, either party may terminate the Advisory Agreement upon 60 days’ written notice. If Wells REIT II terminates the Advisory Agreement, Wells REIT II will pay Wells Capital all unpaid reimbursable expenses and all earned but unpaid fees. The Advisory Agreement expires on November 1, 2005.

Under the terms of the Advisory Agreement, Wells REIT II must pay Wells Capital the following:

•	Reimbursement of organization and offering costs paid by Wells Capital on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds.

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses Wells Capital for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in real estate joint ventures. The amount of these fees paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarter end after deducting debt used to acquire or refinance properties.

•	Reimbursement for all costs and expenses Wells Capital incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries and other employee-related expenses of Wells Capital’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing. Wells Capital bills Wells REIT II based on time incurred by Wells Capital’s administrative personnel, provided that such expenses are not reimbursed if incurred in connection with services for which Wells Capital receives a disposition fee (described below) or an acquisition fee.

•	For any property sold by Wells REIT II, a disposition fee equal to 3.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital.

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

As of December 31, 2004, Wells REIT II incurred and charged to additional paid-in capital approximately $15.8 million in organization and offering costs. This amount represents 2% of gross offering proceeds raised. Wells Capital has incurred approximately $21.9 million in such costs as of December 31, 2004.

Acquisition fees incurred for the year ended December 31, 2004 totaled $15.8 million. As of December 31, 2004, $15.6 million was applied to the cost of properties acquired and $182,000 was recorded as deferred project costs on the consolidated balance sheet. Asset management fees incurred for the year ended December 31, 2004 totaled $3.0 million. Administrative reimbursements incurred for the year ended December 31, 2004 totaled approximately $1.2 million and are included in general and administrative expense in the consolidated statements of operations. Wells REIT II incurred no disposition, incentive or listing fees during the year ended December 31, 2004.

Dealer Manager Agreement

Wells REIT II has executed a Dealer Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is reallowed to participating broker-dealers. During the year ended December 31, 2004, Wells REIT II incurred commissions of $55.4 million, of which approximately 99% was reallowed to participating broker-dealers.

Additionally, Wells REIT II is required to pay WIS a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker-dealers. Wells REIT II recorded dealer manager fees of approximately $19.8 million during the year ended December 31, 2004, of which approximately $9.0 million was reallowed to participating broker-dealers.

Property Management, Leasing, and Construction Agreement

Wells REIT II has executed a Property Management, Leasing, and Construction Management Agreement with Wells Management. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells Management, per the terms of this agreement, earns the following fees:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by Wells Management of the gross monthly income collected for that property for the preceding month;

•	Leasing commissions for new, renewal, or expansion leases entered into by any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the actual total base rental and operating expenses to be paid to Wells REIT II during the applicable term of the lease, provided however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally paid equal to one month’s rent;

•	Fees equal to a specified percentage up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management.

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

During the year ended December 31, 2004, Wells REIT II incurred $65,000 in property management fees under this agreement.

Economic Dependency

Wells REIT II has engaged Wells Capital and its affiliates, WIS and Wells Management, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock available for issue, as well as other administrative responsibilities for Wells REIT II including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days notice. As a result of these relationships, Wells REIT II is dependent upon Wells Capital, WIS and Wells Management.

Wells Capital, Wells Management and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WellsREF”). The operations of Wells Capital, Wells Management and WIS represent substantially all of the business of WellsREF. In light of their common ownership and their importance to WellsREF, Wells REIT II focuses on the financial condition of WellsREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WellsREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WellsREF on a consolidated basis exceeded operating expenses by approximately $5.8 million and WellsREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WellsREF exceeded operating revenues by approximately $11.6 million. WellsREF believes it has adequate cash available from funds on hand in order to meet its obligations. In the first two quarters of 2004, WellsREF incurred net losses primarily as a result of revenues from acquisition, advisory, asset management services and property management services being less than the costs to provide such services. In planning for 2004, WellsREF anticipated it would incur short-term losses and reserved adequate funds to cover any shortfall in revenues due to:

•	reduced fees earned from Wells Real Estate Trust, Inc. (the “Wells REIT”), another program sponsored by WellsREF, because the Wells REIT was closing its public offering, which would entail lower fee income for WIS and Wells Capital; and

•	such reduced fees being only partially offset by fee income associated with the newly formed Wells REIT II because (i) Wells REIT II’s offering has lower upfront fees payable to Wells Capital and WIS and (ii) Wells REIT II was not expected to raise the same level of gross offering proceeds during its start-up phase as compared to those raised by the more mature Wells REIT.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, Wells Capital, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, Wells Capital and Leo F. Wells, III, who is the president and a director of Wells REIT II, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plantiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with Wells REIT II.

9. OPERATING LEASES

Virtually all of Wells REIT II’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. Wells REIT II retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Exposure to credit risk is limited to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the consolidated balance sheets.

Wells REIT II’s tenants are generally of “investment grade” quality and there are no significant concentrations of credit risk within any particular tenant. Tenants in the business services, communications, industrial machinery and equipment, and transportation equipment industries comprise 17%, 13%, 13%, and 11%, respectively, of Wells REIT II’s 2004 annualized gross base rent. Wells REIT II’s properties are located in eight states and the District of Columbia. As of December 31, 2004, approximately 26%, 17%, and 10% of Wells REIT II’s total real estate assets are located in metropolitan Atlanta, metropolitan Chicago, and metropolitan Washington, D.C., respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, at December 31, 2004 is as follows (in thousands):

Amount
Year ending December 31:
2005	$91,023
2006	89,619
2007	87,429
2008	85,721
2009	85,277
Thereafter	367,284

Total	$806,353

10. QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003, in thousands, except per share data:

	2004				2003(1)
	First	Second	Third	Fourth	Fourth
Revenues (2)	$990	$5,498	$17,429	$26,784	—
Net income (loss)	$(1,007)	$(1,940)	$(1,656)	$41	—
Basic and diluted net loss per share (3)	$(0.43)	$(0.13)	$(0.04)	—	(4.70)
Dividends per share	$0.05	$0.14	$0.15	$0.15	—

(1)	No quarterly financial information is presented for the first three quarters of 2003 as Wells REIT II was not yet operational during those quarters.
(2)	Through the first quarter 2004, Wells REIT II reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statement of operations. In the second quarter 2004, Wells REIT II began presenting this amortization as amortization expense in its consolidated statements of operations, and has reclassified such amortization from rental income to amortization expense for all interim periods previously presented. The period of amortization continues to be the term of the respective lease and results in no change in net income (loss) as previously reported.
(3)	The total of the four quarterly amounts for the year ended December 31, 2004, does not equal the total for the year then ended. This difference results from rounding differences between quarters and the increase in shares outstanding over the year.

11. Subsequent Events

Sale of Shares of Common Stock

As of February 28, 2005, Wells REIT II had raised approximately $935.7 million in offering proceeds through the sale of approximately 93.6 million shares of Wells REIT II’s common stock. As of February 28, 2005 approximately $506.4 million in shares (50.6 million shares) remained available for sale to the public under the first offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Mortgage Financing

On January 21, 2005, Wells REIT II entered into a $23.8 million interest-only promissory note with Transamerica Occidental Life Insurance Company. This note matures on February 1, 2008 and carries an annual fixed interest rate of 4.31%. This note is secured by the 9 Technology Drive Building, which had a net book value of $47.2 million at December 31, 2004. Wells REIT II may prepay this facility beginning February 2006, subject to certain prepayment penalties.

Declaration of Dividends

On March 9, 2005, the board of directors of Wells REIT II declared dividends for the second quarter of 2005 in the amount of a 6% annualized return on an investment of $10.00 per share to be paid in June 2005. The second quarter dividends are payable to stockholders of record at the close of business on each day during the period, commencing on March 16, 2005, and continuing on each day thereafter through and including June 15, 2005.

Acquisition of 180 Park Avenue 105 Building

On March 14, 2005, Wells REIT II purchased a three-story office building containing approximately 222,000 rentable square feet (the “180 Park Avenue 105 Building”) located on an approximate 26.6-acre parcel of land at 180 Park Avenue in Florham Park, New Jersey. The purchase price of the property was approximately $53.5 million, plus closing costs. The 180 Park Avenue 105 Building, which was completed in 2001, is leased to Novartis Pharmaceuticals Corporation (“Novartis”) (approximately 72.2%). Approximately 27.8% of the 180 Park Avenue 105 Building is currently vacant.

Property Under Contract

On March 14, 2005, Wells REIT II contracted to acquire one property at a purchase price of $23.0 million. Wells REIT II had $0.3 million in earnest money related to this contract outstanding as of March 15, 2005.

Wells Real Estate Investment Trust II, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation

December 31, 2004

(In thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2004
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (e)
WEATHERFORD CENTER HOUSTON	Houston, TX	100		(a)	6,100	28,905	35,005	1,177	6,241	29,941	36,182	1,537	1980	2/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100	18,000	(a)(b)	600	13,224	13,824	5,798	618	19,004	19,622	426	2003	3/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100		(a)	4,400	12,716	17,116	444	4,502	13,058	17,560	442	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100		(a)	11,200	72,467	83,667	2,269	11,459	74,477	85,936	2,583	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100	None		5,570	38,218	43,788	497	5,627	38,658	44,285	1,227	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100		(a)	10,802	62,594	73,396	1,883	11,050	64,229	75,279	2,058	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100	60,000	(a)(c)	5,846	66,681	72,527	1,266	5,934	67,859	73,793	1,560	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100		(a)	26,248	76,269	102,517	2,281	26,806	77,992	104,798	2,538	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100	50,840		2,711	69,383	72,094	311	2,721	69,684	72,405	1,112	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100	11,719		6,925	34,575	41,500	359	6,976	34,883	41,859	394	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100	6,056		3,579	17,220	20,799	188	3,605	17,382	20,987	197	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100	32,000		7,410	60,601	68,011	644	7,485	61,170	68,655	652	1985	9/20/2004	0 to 40 years
4100 - 4300 WILDWOOD PARKWAY	Atlanta, GA	100	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	402	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100	33,000		8,472	44,220	52,692	368	8,524	44,536	53,060	509	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100		(a)	8,643	32,344	40,987	0	8,643	32,344	40,987	577	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100	46,400		22,758	43,174	65,932	0	22,758	43,174	65,932	381	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100		(a)	2,524	35,016	37,540	0	2,524	35,016	37,540	239	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III (d)	Downers Grove, IL	95	30,840		3,028	47,454	50,482	0	3,028	47,455	50,482	75	2000	12/27/2004	0 to 40 years

Total - REIT Properties					150,577	786,846	937,423	17,976	152,399	803,000	955,399	16,909

(a)	These properties collateralize the $430.0 million Bank of America line of credit that accrues interest at LIBOR plus 225 basis points or the Base Rate plus 50 basis points, at the option of Wells REIT II (4.74% at December 31,2004). $115.4 million was outstanding as of 12/31/2004.
(b)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.
(c)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.
(d)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(e)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements and Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5 - 25 years, Land Improvements are depreciated over 20 - 25 years and Buildings are depreciated over 40 years.

S-1

Wells Real Estate Investment Trust II, Inc.

Schedule III — Real Estate Assets and Accumulated Depreciation

December 31, 2004

(dollars in thousands)

	Cost	Accumulated Depreciation
Balance at December 31, 2003	$—	$—

2004 Additions	955,399	16,909
2004 Dispositions	—	—

Balance at December 31, 2004	$955,399	$16,909

S-2

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 8 to the Registration Statement on form S-11 (No. 333-107066) filed with the Commission on February 22, 2005 (“Post-Effective Amendment No. 8”))

10.1*	Advisory Agreement between Wells Capital, Inc. and the Company dated November 1, 2004. (incorporated by reference to Exhibit 99.1 to Form 10-Q for the period ended September 30, 2004)

10.2	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. dated October 9, 2003 (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 23, 2003)

10.3*	Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 22, 2003 (“Amendment No. 1”))

10.4*	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1)

10.5*	Dealer Manager Agreement dated November 26, 2003 by and between the Company and WIS, Inc. (incorporated by reference to Exhibit 1.1 to the Registration Statement)

10.6*	Amendment to Selected Dealer Manager Agreement (relating to Pennsylvania subscribers whose subscriptions are held in escrow) (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on March 2, 2004 (the “Post-Effective Amendment”)

10.7	$175 Million Non-Revolving Bridge Acquisition Facility dated as of February 6, 2004 by and among Wells Operating Partnership II, L.P., the Company, Bank of America, N.A. and Banc of America Securities LLC (incorporated by reference to Exhibit 10.5 to the Post-Effective Amendment)

10.8	First Amended and Restated $430 Million Interim Revolving Credit Agreement between Wells Operating Partnership II, L.P., Bank of America, N.A. Banc of America Securities LLC, Key Bank National Association, Societe Generale, Citicorp North America, Inc., Eurohypo AG, New York Branch, LaSalle Bank National Association, PNC Bank, National Association, and Sumitomo Mitsui Banking Corporation, dated July 1, 2004 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2004)

10.9*	Master Property Management, Leasing and Construction Agreement between Wells Management Company, Inc. and Wells Real Estate Investment Trust II, Inc. and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 8)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Statement of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates management contract or compensatory plan or arrangement