Form 10-Q
period 2005-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2005-05-06
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 333-107066

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(770) 449-7800

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

    Yes  ☒    No  ☐

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2005: 110,731,557 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Forward-Looking Statements

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (the “Advisor”) and its affiliates and their key personnel for various administrative services;

•	The Advisor’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our potential need to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities or other debt financing and refinancing as appropriate;

•	Our ability to pay amounts to our lenders before any distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Our ability to raise capital through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of redemptions or prices paid in future periods for redeemed shares under the share redemption program, as approved by our board of directors;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with any governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in our accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	March 31, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$159,096	$152,399
Buildings and improvements, less accumulated depreciation of $11,515 and $7,456 as of March 31, 2005 and December 31, 2004, respectively	684,537	616,201
Intangible lease assets, less accumulated amortization of $16,073 and $9,453 as of March 31, 2005 and December 31, 2004, respectively	177,946	169,443
Construction in progress	503	447

Total real estate assets	1,022,082	938,490

Cash and cash equivalents	26,290	20,876
Tenant receivables, net of allowance for doubtful accounts of $579 and $432 as of March 31, 2005 and December 31, 2004, respectively	9,294	7,500
Prepaid expenses and other assets	4,796	4,769
Deferred financing costs, less accumulated amortization of $808 and $311 as of March 31, 2005 and December 31, 2004, respectively	747	977
Deferred lease costs, less accumulated amortization of $7,703 and $4,685 as of March 31, 2005 and December 31, 2004, respectively	114,802	105,153
Investment in bonds	78,000	78,000

Total assets	$1,256,011	$1,155,765

Liabilities and Stockholders’ Equity:
Line of credit and notes payable	$258,828	$350,505
Obligations under capital leases	78,000	78,000
Intangible lease liabilities, less accumulated amortization of $1,263 and $716 as of March 31, 2005 and December 31, 2004, respectively	31,049	24,074
Accounts payable and accrued expenses	9,584	11,664
Due to affiliates	2,130	9,823
Dividends payable	2,390	1,964
Deferred income	1,760	1,408

Total liabilities	383,741	477,438

Minority Interest	1,220	1,212

Redeemable Common Stock	5,501	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 102,470,183 and 79,132,494 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	1,025	791
Additional paid-in capital	905,680	680,886
Cumulative distributions in excess of earnings	(35,655)	(4,562)
Redeemable common stock	(5,501)	0

Total stockholders’ equity	865,549	677,115

Total liabilities and stockholders’ equity	$1,256,011	$1,155,765

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(unaudited) Three Months Ended March 31,
	2005	2004
Revenues:
Rental income	$25,101	$874
Tenant reimbursements	5,144	115
Interest and other income	1,311	61

	31,556	1,050
Expenses:
Property operating costs	7,861	255
Asset and property management fees:
Related party	2,040	25
Other	510	18
Depreciation	4,059	131
Amortization of deferred lease costs	8,360	114
General and administrative	2,121	612
Interest expense	5,765	908

	30,716	2,063

Income (loss) before minority interest	840	(1,013)

Minority interest in earnings of consolidated subsidiaries	30	(6)

Net income (loss)	$810	$(1,007)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.43)

Weighted-average shares outstanding:
Basic and diluted	90,073,384	2,357,638

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	—	$—	$1	$—	$—	$1
Issuance of common stock	79,201	792	791,220	—	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	—	(690)
Dividends ($0.49 per share)	—	—	—	(18,577)	—	(18,577)
Commissions on stock sales and related dealer manager fees	—	—	(75,241)	—	—	(75,241)
Other offering costs	—	—	(15,828)	—	—	(15,828)
Net loss	—	—	—	(4,562)	—	(4,562)

Balance, December 31, 2004	79,132	791	699,463	(23,139)	—	677,115
Issuance of common stock	23,450	235	234,264	—	—	234,499
Redemptions of common stock	(112)	(1)	(1,095)	—	—	(1,096)
Redeemable common stock	—	—	—	—	(5,501)	(5,501)
Dividends ($0.15 per share)	—	—	—	(13,326)	—	(13,326)
Commissions on stock sales and related dealer manager fees	—	—	(22,276)	—	—	(22,276)
Other offering costs	—	—	(4,676)	—	—	(4,676)
Net income	—	—	—	810	—	810

Balance, March 31, 2005	102,470	$1,025	$905,680	$(35,655)	$(5,501)	$865,549

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$810	$(1,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in earnings of consolidated entities	30	(6)
Depreciation	4,059	131
Amortization	9,748	736
Changes in assets and liabilities:
Tenant receivables, net	(1,794)	(258)
Prepaid expenses and other assets	(4)	(30)
Accounts payable and accrued expenses	(1,145)	836
Due to affiliates	(405)	—
Deferred income	352	—

Total adjustments	10,841	1,409

Net cash provided by operating activities	11,651	402

Cash Flows from Investment Activities:
Investment in real estate and related assets	(92,967)	(65,092)
Earnest money paid	(2,600)	(3,200)
Additions to tenant improvement and property tax escrows	(7)	—
Acquisition fees paid	(8,086)	(1,049)
Deferred lease costs paid	(20)	(7,587)

Net cash used in investing activities	(103,680)	(76,928)

Cash Flows from Financing Activities:
Proceeds from line of credit and notes payable	55,195	72,649
Repayments of line of credit and notes payable	(147,032)	(34,859)
Dividends paid to stockholders	(12,901)	(87)
Distributions to minority interest partner	(22)	—
Issuance of common stock	234,499	60,792
Commissions on stock sales and related dealer manager fees paid	(22,849)	(5,171)
Other offering costs paid	(8,083)	(1,049)
Redemptions of common stock	(1,096)	—
Deferred financing costs paid	(268)	(1,059)

Net cash provided by financing activities	97,443	91,216

Net increase in cash and cash equivalents	5,414	14,690

Cash and cash equivalents, beginning of period	20,876	157

Cash and cash equivalents, end of period	$26,290	$14,847

Supplemental Disclosures of Investing and Financing Non-Cash Activities
Acquisition fees applied to investments	$4,032	$775

Acquisition fees due to affiliate	$351	$166

Other offering costs due to affiliate	$351	$166

Assumption of obligation under capital lease and related bonds	$—	$18,000

Investment in real estate and related assets with escrow accounts included in prepaid and other assets	$179	$—

Dividends payable	$2,390	$60

Sales commissions payable	$178	$434

Dealer manager fees due to affiliate	$—	$170

Redeemable common stock	$5,501	$49

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003, commenced operations on January 22, 2004, and has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, beginning with the taxable year ended December 31, 2003. Wells REIT II’s business is primarily conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells OP II. References to Wells REIT II herein shall include all subsidiaries of Wells REIT II, Wells OP II, all subsidiaries of Wells OP II, and Wells OP II’s consolidated joint venture. See Note 5 included herein for a further discussion of the Advisor.

As of March 31, 2005, Wells REIT II owned interests in 21 properties, either directly or through joint ventures, comprising approximately 5.8 million square feet of commercial office space located in 10 states and the District of Columbia. As of March 31, 2005, these properties were approximately 97% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through March 31, 2005, Wells REIT II had sold approximately 102.7 million shares for gross proceeds of approximately $1.0 billion. Of this amount, Wells REIT II incurred costs of (1) approximately $20.5 million in acquisition fees and expenses, (2) approximately $97.5 million in selling commissions and dealer manager fees, and (3) approximately $20.5 million in organization and offering costs to the Advisor, and redeemed shares of common stock pursuant to Wells REIT II’s share redemption program of approximately $1.8 million. With these net offering proceeds and indebtedness, Wells REIT II invested approximately $1.1 billion in real estate assets through March 31, 2005.

Wells REIT II’s stock is not listed on a public securities exchange. However, Wells REIT II’s charter requires that, in the event that Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval for an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells REIT II seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes included in Wells REIT II’s annual report on Form 10-K for the year ended December 31, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by our lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable period ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual “REIT taxable income,” computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders. As a REIT, Wells REIT II is generally not subject to federal income taxes. Accordingly, neither a provision nor benefit for federal income taxes has been recorded in the accompanying consolidated financial statements. However, Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Stockholders’ Equity

The par value of investor proceeds raised from Wells REIT II’s offering of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

As of March 31, 2005, Wells REIT II’s share redemption program, as amended, provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside of the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, “Presentation in Financial Statements of Redeemable Preferred Stock.” Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated balance sheet as of March 31, 2005.

Reclassifications

Certain prior-period amounts, as reported, have been reclassified to conform with the current-period financial statement presentation including, among others, the reclassification described in the following paragraph.

Through the first quarter 2004, Wells REIT II reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in the consolidated statements of operations. In the second quarter 2004, Wells REIT II began presenting this amortization as amortization expense in its consolidated statements of operations and has reclassified such amortization from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease; therefore, the net losses previously reported are not impacted by this change.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services, including services provided by employees. SFAS No. 123-R requires Wells REIT II to recognize expenses for all stock options awarded to employees over the respective vesting periods. SFAS No. 123-R will become applicable to Wells REIT II effective January 1, 2006. To date, the fair value of options granted by Wells REIT II is $0. The adoption of this statement is not expected to have a material effect on Wells REIT II’s financial position or results of operations.

3.	Real Estate Acquisitions

Overview

During the three months ended March 31, 2005, Wells REIT II acquired ownership interests in two properties for an aggregate purchase price of approximately $95.0 million, exclusive of related closing costs and acquisition fees.

180 Park Avenue 105 Building

On March 14, 2005, Wells REIT II purchased a three-story office building (the “180 Park Avenue 105 Building”) comprised of approximately 222,000 rentable square feet and located on approximately 26.6 acres of land at 180 Park Avenue in Florham Park, New Jersey, for a purchase price of approximately $53.5 million, plus closing costs. Construction of the 180 Park Avenue 105 Building was completed in 2001. Approximately 72% of the 180 Park Avenue 105 Building is leased to Novartis Pharmaceuticals Corporation, and the remaining 28% is currently vacant.

Governor’s Pointe Buildings

On March 17, 2005, Wells REIT II purchased a two-story office building comprised of approximately 78,000 rentable square feet and a five-story office building containing approximately 224,000 rentable square feet (collectively, the “Governor’s Pointe Buildings”) located on a total of approximately 18.76 acres at 4241 Irwin Simpson Road and 8990 Duke Boulevard in Mason, Ohio. The purchase price of the Governor’s Pointe Buildings was approximately $41.5 million, plus closing costs. Construction of the two-story office building and five-story office building was completed in 1997 and 2003, respectively. Approximately 74% and 26% of the Governor’s Pointe Buildings are leased to Community Insurance Company and Anthem Prescription Management, respectively.

4.	Line of Credit and Notes Payable

As of March 31, 2005 and December 31, 2004, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2005	December 31, 2004
Secured line of credit	$0	$115,350
Wildwood mortgage note	90,000	90,000
One West Fourth mortgage note	50,551	50,840
800 North Frederick mortgage note	46,400	46,400
Highland Landmark mortgage note	30,840	30,840
Finley Road and Opus Place mortgage note	17,237	17,075
9 Technology Drive Building mortgage note	23,800	—

Total line of credit and notes payable	$258,828	$350,505

During the three months ended March 31, 2005, Wells REIT II had the following activity with respect to its line of credit and notes payable:

On January 21, 2005, Wells REIT II entered into a $23.8 million interest-only promissory note with Transamerica Occidental Life Insurance Company (the “9 Technology Drive mortgage note”), the proceeds from which were used to repay amounts outstanding on the $430 million credit facility with Bank of America, N.A. described below. The 9 Technology Drive mortgage note matures on February 1, 2008 and carries an annual fixed interest rate of 4.31%. This note is secured by the 9 Technology Drive Building, which had a net book value of $47.2 million as of December 31, 2004. Wells REIT II may prepay this facility beginning February 2006, subject to certain prepayment penalties.

On March 17, 2005, Wells REIT II drew approximately $31.0 million down on its $430.0 million credit facility with Bank of America, N.A. (the “BOA Line of Credit”) in order to fund the acquisition of the Governor’s Pointe Buildings. During the first quarter of 2005, Wells REIT II repaid principal on the BOA Line of Credit of approximately $115.4 million using proceeds from the 9 Technology Drive mortgage note of $23.8 million and investor proceeds of approximately $91.6 million. Borrowings under the BOA Line of Credit bear interest at LIBOR plus 225 basis points, or the base rate plus 50 basis points, at the option of Wells REIT II. The base rate for any day is the higher of the Federal Funds Rate for such day, plus 50 basis points, or the prime rate established by Bank of America for that day. Under the terms of the BOA Line of Credit, Wells REIT II is required to repay outstanding principal and accrued interest by May 10, 2005. Wells REIT II may borrow up to 60% of the aggregate cost of the subset of lender-approved properties with an aggregate average occupancy rate of 85% (the “Borrowing Base”). Based on the value of the Borrowing Base, as of March 31, 2005, borrowings of approximately $307.6 million were available to Wells REIT II under the BOA Line of Credit. Borrowings on the credit facility are secured by mortgages on all lender-approved properties.

5.	Related-Party Transactions

Advisory Agreement

Wells REIT II has entered into an advisory agreement (the “Advisory Agreement”) with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services. The Advisory Agreement has a one-year term; however, either party may terminate the Advisory Agreement upon 60 days’ written notice. If initiating termination of the Advisory Agreement, Wells REIT II would be obligated to pay all unpaid earned fees and reimbursements of expenses to the Advisor. The Advisory Agreement expires on November 1, 2005.

Under the terms of the Advisory Agreement, the Advisor receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarter-end after deducting debt used to acquire or refinance properties;

•

Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries and other employee-related expenses of the Advisor’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee. Included in this amount are amounts paid for IRA custodial service costs allocated to REIT II accounts;

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

As of March 31, 2005, Wells REIT II has incurred and charged to additional paid-in capital approximately $20.5 million in organization and offering costs. This amount represents 2% of gross offering proceeds raised. As of March 31, 2005, the Advisor had incurred approximately $22.4 million in such costs. The organization and offering costs incurred by the Advisor and not yet reimbursed by Wells REIT II, which are approximately $1.9 million, will become payable to the Advisor as Wells REIT II raises additional proceeds as outlined above.

Acquisition fees incurred for the three months ended March 31, 2005 and 2004 totaled approximately $4.7 million and $1.2 million, respectively. Asset management fees incurred for the three months ended March 31, 2005 and 2004 totaled approximately $2.6 million and $0.03 million, respectively. Administrative reimbursements incurred the three months ended March 31, 2005 and 2004 totaled approximately $0.5 million and $0.05 million, respectively, and are included in general and administrative expense in the consolidated statements of operations. Wells REIT II incurred no disposition, incentive, or listing fees during the three months ended March 31, 2005 or 2004.

Dealer Manager Agreement

Wells REIT II has executed a Dealer Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of the Advisor, performs the dealer manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker-dealers. During the three months ended March 31, 2005 and 2004, Wells REIT II incurred commissions of $16.4 million and $4.3 million, respectively, of which more than 99% was re-allowed to participating broker-dealers.

Additionally, Wells REIT II is required to pay WIS a dealer manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker-dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the dividend reinvestment plan. Wells REIT II incurred dealer manager fees of approximately $5.9 million and $1.5 million, of which approximately $2.9 million and $0.7 million were re-allowed to participating broker-dealers, for the three months ended March 31, 2005 and 2004, respectively.

Property Management, Leasing, and Construction Agreement

On November 24, 2004, Wells REIT II entered into a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) with Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II will pay the following fees to Wells Management in accordance with the terms of the Management Agreement:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by Wells Management of the gross monthly income collected for that property for the preceding month;

•	Leasing commissions for new, renewal, or expansion leases entered into by any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses actually to be paid to Wells REIT II during the applicable term of the lease, provided however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally paid equal to one month’s rent;

•	Fees equal to a specified percentage of up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management.

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

Pursuant to the agreement described above, Wells REIT II incurred property management fees payable to Wells Management of approximately $12,000 for the three months ended March 31, 2005.

Due to Affiliates

The details of amounts due to affiliates as of March 31, 2005 and December 31, 2004, respectively, are provided below (in thousands):

	March 31, 2005	December 31, 2004
Asset management fees due to the Advisor	$975	$1,555
Organization and offering cost reimbursements due to the Advisor	351	3,759
Acquisition fees due to the Advisor	351	3,759
Commissions and dealer manager fees due to WIS	178	651
Other salary and administrative reimbursements due to the Advisor	275	99

	$2,130	$9,823

Economic Dependency

Wells REIT II has engaged the Advisor and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II common stock, as well as other administrative responsibilities for Wells REIT II including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, Wells REIT II is dependent upon the Advisor, Wells Management, and WIS.

The Advisor, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of the Advisor, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, WIS and Wells Management based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, the Advisor, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, the Advisor and Leo F. Wells, III, who is the president and a director of Wells REIT II, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, the Advisor, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of the Advisor, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with Wells REIT II.

6.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. As of March 31, 2005, no tenants have exercised such options.

Litigation

Wells REIT II is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any litigation the outcome of which would have, in management’s judgment based on information currently available, a material adverse effect on the results of operations or financial condition of Wells REIT II, nor is management aware of any such litigation threatened against Wells REIT II (see Note 5 regarding litigation against related parties).

7.	Subsequent Events

Sale of Shares of Common Stock

From April 1, 2005 through April 30, 2005, Wells REIT II had raised approximately $83.4 million through the issuance of approximately 8.3 million shares of common stock of Wells REIT II. As of April 30, 2005, approximately 489.0 million shares remained available for sale to the public under Wells REIT II’s ongoing public offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

5995 Opus Parkway Building Acquisition

On April 5, 2005, Wells REIT II purchased a five-story office building containing approximately 165,000 rentable square feet (the “5995 Opus Parkway Building”) located on an approximate 8.9-acre parcel of land at 5909/5995 Opus Parkway in Minnetonka, Minnesota, for a purchase price of approximately $22.7 million, plus closing costs. Construction of the 5995 Opus Parkway Building was completed in 1988. Approximately 62%, 19%, and 18% of the 5995 Opus Parkway Building is leased to G&K Services, Inc., Opus Corporation, and Virtual Radiological Consultants, LLC, respectively. Approximately 1% of the 5995 Opus Parkway Building is currently vacant.

215 Diehl Road Building Acquisition

On April 19, 2005, Wells REIT II purchased a four-story office building containing approximately 162,000 rentable square feet (the “215 Diehl Road Building”) located on an approximate 7.5-acre parcel of land at 215 Diehl Road in Naperville, Illinois, for a gross purchase price of $27.6 million, plus closing costs. Construction of the 215 Diehl Road Building was completed in 1998. ConAgra Foods, Inc. leases 100% of the 215 Diehl Road Building and is one of North America’s leading packaged-food companies, serving grocery retailers, as well as restaurants and foodservice establishments.

Property Under Contract

On April 4, 2005, Wells REIT II entered into a purchase and sale agreement to purchase all of the seller’s interest in a 28-story office building containing approximately 656,000 rentable square feet (the “100 East Pratt Street Building”) located in Baltimore, Maryland, for a gross purchase price of $207.5 million, plus closing costs. In connection with the execution of the Agreement, Wells REIT II paid a nonrefundable deposit of $6.0 million to an escrow agent, which will be applied to the purchase price.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Wells REIT II was formed on July 3, 2003, and began to receive investor proceeds from its initial public offering of common stock and acquire real estate assets during 2004. Thus, the results of our operations for the three months ended March 31, 2005 and 2004 reflect growing operational revenues and expenses associated with the acquisition of real properties, additional interest expense associated with debt financing for such acquisitions, and relatively high general and administrative expenses, which have declined as a percentage of total revenues for 2005, as compared to 2004, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2005, we generated net operating cash flow of approximately $11.7 million, which is primarily comprised of receipts of rental revenues and tenant reimbursements less payments for property operating expenses, property management and asset fees, interest expense, and general administrative expenses. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $12.9 million. During the three months ended March 31, 2005, we generated net cash flow from financing activities of approximately $97.4 million primarily as a result of raising net proceeds from the sale of Wells REIT II common stock under our initial offering of approximately $211.6 million, net of commissions and dealer manager fees, and borrowing approximately $55.2 million. Such cash inflows financing activities were primarily used to repay outstanding balances on the BOA Line of Credit, and notes payable of approximately $147.0 million, invest approximately $93.0 million in real estate assets, pay other offering costs of approximately $8.1 million, and pay acquisition fees of approximately $8.1 million. We expect to utilize residual cash and cash equivalents as of March 31, 2005 of approximately $26.3 million to satisfy current liabilities, pay future dividends, fund future anticipated acquisitions of real properties, or reduce indebtedness.

Currently we are experiencing increased market competition for high-quality commercial office properties which may translate into downward pressure on our annualized dividend rate. We will continue to re-evaluate projected cash flow on an ongoing basis and adjust the quarterly dividend payout as necessary. On a quarterly basis, we will utilize operating cash flow as well as other sources of funds to bridge timing differences resulting from payment of significant operating cash disbursements such as property insurance and prepaid real estates taxes.

Short-Term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and from borrowings to expand and diversify our portfolio. As of March 31, 2005, we were party to a contract for the acquisition of one property for a purchase price of $22.7 million, plus closing costs, which closed on April 5, 2005. Following March 31, 2005, we entered into individual contracts to purchase two additional properties for an aggregate purchase price of approximately $237.8 million, plus closing costs. We executed one of those contracts on April 19, 2005, with a same-day closing, for a purchase price of approximately $27.6 million, plus closing costs. With respect to the other contract, we have paid a nonrefundable earnest money deposit of approximately $6.0 million (see “—Subsequent Events” below). Completion of the currently pending acquisition is dependent upon our ability to raise sufficient amounts of equity capital and indebtedness, subject to limitations in our credit agreement discussed below; therefore, we cannot predict with certainty when or if these acquisitions will close. If we are unable to raise sufficient equity or debt capital to allow us to fulfill our obligations under this contract, we will be required to forfeit our nonrefundable earnest money, which would negatively affect our results from operations in future periods.

We expect to fund our acquisitions with proceeds from our ongoing offering of common stock and capacity under the BOA Line of Credit. As of April 30, 2005, we held cash on hand of approximately $22.1 million, $0 was outstanding under the BOA Line of Credit and approximately $307.6 million was available for additional borrowings therefrom. Accordingly, we believe that we have the capacity to acquire properties to expand our portfolio.

The BOA Line of Credit contains the following restrictive covenants:

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

The payment of dividends in the future will generally be dependent upon the cash flows from operating the properties currently owned and acquired in future periods, our financial condition, amounts paid for properties acquired, the timing of property acquisitions, capital expenditure requirements, and distribution requirements in order to maintain our REIT status under the Code. Our future dividends could be affected by factors such as timely payment of rent, the number of shares sold in our ongoing public offering, and the timing and pricing of future acquisitions.

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

In determining how and when to allocate cash resources, we will initially consider the source of the cash. We expect that substantially all net operating cash flows to be used to pay dividends after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund dividends as necessary.

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

Per the terms of the Advisory Agreement, we are required to reimburse the Advisor for certain organization and offering expenses up to 2% of equity raised. As of March 31, 2005, Wells REIT II has incurred and charged to additional paid-in capital approximately $20.5 million in organization and offering costs. This amount represents 2% of gross offering proceeds raised. As of March 31, 2005, the Advisor had incurred approximately $22.4 million in such costs. The organization and offering costs incurred by the Advisor and not yet reimbursed by Wells REIT II, which are approximately $1.9 million, will become payable to the Advisor as Wells REIT II raises additional proceeds as outlined above.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees, and net income will each increase in future periods as a result of owning the assets acquired during the quarter ended March 31, 2005 for an entire period and as a result of future acquisitions of real estate assets.

Wells REIT II commenced its initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 (250,000 shares) on January 22, 2004, Wells REIT II acquired three real properties during the first quarter of 2004. During the remaining nine months of 2004 and first quarter of 2005, Wells REIT II invested in 18 additional properties bringing the total number of properties included in the portfolio to 21 as of March 31, 2005. Accordingly, the results of operations presented for the quarters ended March 31, 2005 and March 31, 2004 are not comparable.

Comparison of the three months ended March 31, 2005 vs. the three months ended March 31, 2004

Rental income and tenant reimbursements increased from approximately $0.9 million and $0.1 million for the three months ended March 31, 2004, respectively, to approximately $25.1 million and $5.1 million for the three months ended March 31, 2005, respectively, primarily as a result of the growth in the portfolio during the latter three quarters of 2004 and the first quarter of 2005. Interest and other income increased from approximately $0.6 million for the three months ended March 31, 2004 to approximately $1.3 million for the three months ended March 31, 2005, primarily as a result of earning interest on additional investor proceeds raised during the latter three quarters of 2004 and the first quarter of 2005. Rental income and tenant reimbursements are expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended March 31, 2005 for an entire period and future acquisitions of real estate assets. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future real estate assets acquisitions.

Property operating costs and asset and property management fees increased from approximately $0.3 million and $0.04 million for the three months ended March 31, 2004, respectively, to approximately $7.9 million and $2.6 million for the three months ended March 31, 2005, respectively, primarily as a result of the growth in the portfolio during the latter three quarters of 2004 and the first quarter of 2005. Property operating costs and asset and property management fees are expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended March 31, 2005 for an entire period and future acquisitions of real estate assets.

Likewise, depreciation and amortization of deferred lease costs increased from approximately $0.1 million and $0.1 million for the three months ended March 31, 2004, respectively, to approximately $4.1 million and $8.4 million for the three months ended March 31, 2005, respectively, primarily due to the continued acquisition of properties during the latter three quarters of 2004 and the first quarter of 2005. Amortization of deferred lease costs increased at a higher rate than depreciation primarily as a result of amortizing deferred lease costs over shorter periods (the respective lease terms), as compared to depreciating buildings over 40 years.

General and administrative expenses increased from approximately $0.6 million for the three months ended March 31, 2004 to approximately $2.1 million for the three months ended March 31, 2005, primarily due to an increase in administrative salary expense reimbursements related to owning a larger portfolio of real estate assets, costs associated with additional regulatory and reporting requirements, as well as an increase in the number of stockholders in Wells REIT II during the first quarter of 2005, as compared to the first quarter of 2004. General and administrative expenses comprised approximately 7% and 62% of total revenues for the three months ended March 31, 2005 and March 31, 2004, respectively. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and continue to decrease as a percentage of total revenues as Wells REIT II achieves economies of scale with a larger portfolio.

Interest expense increased from approximately $0.9 million for the three months ended March 31, 2004 to approximately $5.8 million for the three months ended March 31, 2005. The additional interest expense incurred during 2005 relates to amounts borrowed in the form of new mortgage notes, mortgage notes assumed, or amounts drawn on the BOA Line of Credit in connection with real property acquisitions made during the latter three quarters of 2004 and the first quarter of 2005 and obligations created under capital leases during 2004. Future levels of interest expense will vary primarily based upon the amounts of future borrowings, the cost of borrowing, and the opportunity to acquire real estate assets consistent with our investment objectives. Further, while we anticipate investing future investor proceeds into acquisitions of real properties, or interests therein, the timing of such acquisitions is uncertain. Accordingly, the amounts of future borrowings will be largely dependent upon the level and timing of raising additional investor proceeds.

We recognized net income of approximately $0.8 million for the first quarter of 2005, as compared to a net loss of approximately $1.0 million for the three months ended March 31, 2004. The net loss sustained for the first quarter of 2004 resulted primarily from incurring overhead-related general and administrative expenses and interest expense in excess of net operating income, as Wells REIT II commenced active operations in January 2004. Net operating income generated from properties outpaced property and portfolio expenses beginning in the fourth quarter of 2004, during which we recognized net income of approximately $0.04 million. Net income per share increased to $0.01 for the three months ended March 31, 2005 from a net loss per share of $(0.43) for the three months ended March 31, 2004, primarily due to a higher increase in net operating income resulting from real property acquisitions than the increase in weighted-average shares outstanding resulting from the sale of Wells REIT II shares in the first quarter of 2005, as compared to the first quarter of 2004.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with U.S. generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income as defined by GAAP. Net income as defined by GAAP is the most relevant measure in determining our operating performance, because FFO includes adjustments that investors may deem subjective, such as adding back expenses such as depreciation and amortization. Accordingly, FFO should not be considered as an alternative to net income as an indicator of our operating performance.

Our calculation of FFO, which excludes the cost of capital improvements and related capitalized interest, is presented in the following table (in thousands):

	For the Three Months Ended March 31,
	2005	2004
Net income	$810	$(1,007)
Add:
Depreciation of real assets	4,059	131
Amortization of lease-related costs	8,360	114

FFO	$13,228	$(762)

Weighted-average shares outstanding	90,073	2,358

Through the first quarter 2004, we previously reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we have presented this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for the periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification results in no change in net loss as previously reported, however, does increase Funds From Operations by approximately $63,000 for the three months ended March 31, 2004. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

Set forth below is additional information (often considered in conjunction with FFO) that may be helpful in assessing our operating results:

•	In accordance with GAAP, we recognized straight-line rental revenue of approximately $2.3 million and $0.2 million during the three months ended March 31, 2005 and 2004, respectively.

•	The amortization of deferred financing costs in the accompanying consolidated statements of income totaled approximately $0.5 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively.

•	The amortization of intangible lease assets and intangible lease liabilities recorded as a net decrease in revenues in the accompanying consolidated statements of income totaled approximately $730,000 and $34,000 for the three months ended March 31, 2005 and 2004, respectively.

REIT Qualification

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our “REIT taxable income,” computed without regard to the dividends-paid deduction and by excluding our net capital gain to our stockholders. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes on our taxable income for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT and intend to continue to operate in the foreseeable future so as to remain qualified as a REIT for federal income tax purposes. No provision for federal income taxes has been made in our accompanying consolidated financial statements, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a-per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20-25 years
Tenant improvements	Lease term
Intangible lease assets	Lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. We also estimate the cost to execute similar leases including leasing commissions, legal, and other related costs.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Prior to April 1, 2004, these lease intangibles were amortized as an adjustment to rental income rather than to expense. As such, the related amortization has been reclassified from an adjustment to rental income to expense in the consolidated statements of income for the three months ended March 31, 2004.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which could impact the amount of our reported net income.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held by us or any unconsolidated joint ventures at March 31, 2005.

Related-Party Transactions and Agreements

General

See Note 5 to our consolidated financial statements for a discussion of the various agreements with related parties.

Economic Dependency

We have engaged the Advisor and its affiliates, Wells Management and WIS, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, we are dependent upon the Advisor, Wells Management, and WIS.

The Advisor, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of the Advisor, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of the Advisor, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, WIS and Wells Management based on, among other things, the level of investor proceeds raised from the sale of our common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, the Advisor, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I (“Wells Fund I”), and Wells Fund I’s general partners, the Advisor and Leo F. Wells, III, who is the president and a director of Wells REIT II, as well as Wells Management and WIS (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the general partners, WIS, and Wells Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984–September 5, 1986) of the B units to investors of Wells Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the general partners and Wells Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the general partners and Wells Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, the Advisor, Wells Management, and Wells Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 9, 2002. The Complaint alleges, among other things, that the general partners breached their fiduciary duties to the limited partners by, among other things: (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the general partners and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the general partners of Wells Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of the Advisor, Wells Management, WIS, and Mr. Wells to fulfill their duties under the agreements and relationships they have with Wells REIT II.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5, 6, and 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Reimbursement of offering-related costs (Note 5)

•	Litigation against our Advisor and its affiliates (Note 5)

•	Commitments under existing lease agreements (Note 6)

•	Property under contract (Note 7)

Conflicts of Interest

The Advisor is also a general partner in or advisor to Wells Real Estate Investment Trust, Inc. (“Wells REIT”) and various public real estate limited partnerships sponsored by the Advisor. As such, there are conflicts of interest where the Advisor, while serving in the capacity as general partner or advisor for another Wells-sponsored program, may be in competition with us in connection with property acquisitions or for tenants in similar geographic markets. The compensation arrangements between the Advisor and these other Wells Real Estate Funds could influence its advice to us.

Additionally, certain members of our board of directors also serve on the board of Wells REIT and may encounter certain conflicts of interest regarding investment and operations decisions.

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2005 through April 30, 2005, Wells REIT II had raised approximately $83.4 million through the issuance of approximately 8.3 million shares of common stock of Wells REIT II. As of April 30, 2005, approximately 489.0 million shares remained available for sale to the public under Wells REIT II’s ongoing public offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

5995 Opus Parkway Building Acquisition

On April 5, 2005, Wells REIT II purchased a five-story office building containing approximately 165,000 rentable square feet (the “5995 Opus Parkway Building”) located on an approximate 8.9-acre parcel of land at 5909/5995 Opus Parkway in Minnetonka, Minnesota, for a purchase price of approximately $22.7 million, plus closing costs. Construction of the 5995 Opus Parkway Building was completed in 1988. Approximately 62%, 19%, and 18% of the 5995 Opus Parkway Building is leased to G&K Services, Inc., Opus Corporation, and Virtual Radiological Consultants, LLC, respectively. Approximately 1% of the 5995 Opus Parkway Building is currently vacant.

215 Diehl Road Building Acquisition

On April 19, 2005, Wells REIT II purchased a four-story office building containing approximately 162,000 rentable square feet (the “215 Diehl Road Building”) located on an approximate 7.5-acre parcel of land at 215 Diehl Road in Naperville, Illinois, for a gross purchase price of $27.6 million, plus closing costs. Construction of the 215 Diehl Road Building was completed in 1998. ConAgra Foods, Inc. leases 100% of the 215 Diehl Road Building and is one of North America’s leading packaged-food companies, serving grocery retailers, as well as restaurants and foodservice establishments.

Property Under Contract

On April 4, 2005, Wells REIT II entered into a purchase and sale agreement to purchase all of the seller’s interest in a 28-story office building containing approximately 656,000 rentable square feet (the “100 East Pratt Street Building”) located in Baltimore, Maryland, for a gross purchase price of $207.5 million, plus closing costs. In connection with the execution of the Agreement, Wells REIT II paid a nonrefundable deposit of $6.0 million to an escrow agent, which will be applied to the purchase price.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed to floating rate debt with the objective of achieving the most efficient mix between favorable rates and exposure to rate changes based on anticipated market conditions. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

We may enter into interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

As of March 31, 2005, approximately $46.4 million of our total outstanding debt balances of approximately $258.8 million are subject to a variable interest rate under the BOA Line of Credit with a weighted-average interest rate of approximately 4.62% per annum for the three months ended March 31, 2005. The BOA Line of Credit agreement contains borrowing arrangements that provide for interest cost based on LIBOR, plus 225 basis points or the base rate plus 50 basis points, at our option. The base rate for any day is the higher of the Federal Funds Rate for such day plus 50 basis points or Bank of America’s prime rate for such day. Under the terms of the BOA Line of Credit agreement, we are required to repay outstanding principal and accrued interest by May 10, 2005. We currently anticipate that we will repay all balances drawn on the BOA Line of Credit with investor offering proceeds raised. An increase in the variable interest rate on this facility constitutes a market risk, as a change in rates would increase or decrease interest incurred and therefore cash flows available for distribution to stockholders.

As of March 31, 2005, a 1% change in interest rates would result in a change in interest expense of approximately $3.0 million per year. We do not believe there is any exposure to increases in interest rate risk related to the capital lease obligations of $78.0 million as of March 31, 2005, as the obligation is at fixed interest rates.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings instituted against us or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2005 were sold in an offering registered under the Securities Act of 1933.

(b)	The registration statement relating to our initial public offering (No. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003 and is ongoing. WIS is the dealer manager of our offering. The registration statement covers 600.0 million shares of common stock in a primary offering at an aggregate price of up to $6.0 billion and an additional 185.0 million shares under our dividend reinvestment plan at an aggregate price of $1.85 billion.

Through March 31, 2005, we had sold approximately 102.7 million shares for gross offering proceeds of approximately $1,026.5 million, out of which we paid costs of approximately $20.5 million in acquisition fees and expenses, approximately $97.5 million in selling commissions and dealer manager fees, and approximately $20.5 million in organization and offering costs to WIS and the Advisor, who are our affiliates. See Note 5 to our consolidated financial statements included in this report for a discussion of these related-party transactions. For information regarding how we used the net proceeds from our ongoing public offering (along with how we used cash from operating activities and from borrowings) through March 31, 2005, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

(c)	During the quarter ended March 31, 2005, we redeemed shares as follows:

Period	Number of Shares Repurchased(1)	Average Price Paid per Share	Maximum Value of Shares Available for Repurchase Under the Share Redemption Program(2)
January 2005	43,502	$10.00	n/a
February 2005	40,696	$9.51	n/a
March 2005	27,897	$9.82	$5,501,380

(1)	All shares repurchased were repurchased under our share redemption program, as amended.
(2)	See Item 5 below for a description of the limits on redemptions under the program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2005.

ITEM 5.	OTHER INFORMATION

As our stock is currently not listed on any securities exchange, there is no established public trading market for our stock. Consequently, our shares are illiquid and there is the risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Our board of directors has authorized a share redemption program, as amended, for investors who have held the shares for more than one year, subject to the limitation that (i) during any calendar year, we will not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year, and (ii) the aggregate amount of redemptions under our share redemption program during any calendar year may not exceed aggregate proceeds received from the sale of shares in the calendar year pursuant to our dividend reinvestment plan.

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

In order for NASD members and their associated persons to participate in the offering and sale of shares of common stock pursuant to our ongoing public offering of up to 785,000,000 shares of our common stock, we are required pursuant to NASD Rule 2710(c)(6) to disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, our Advisor’s estimated value of the shares shall be deemed to be $10 per share as of December 31, 2004. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Accordingly, during the current offering period and for a period of three full fiscal years after the completion of our offering stage, our Advisor expects to continue to use the current offering price of our shares as the estimated per share value reported in our annual reports on Form 10-K. (We view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.)

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2005 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 5, 2005	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER 2005 FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 8 to the Registration Statement)

10.1	Purchase and Sale Agreement (relating to the possible acquisition of the 100 East Pratt Street Building) entered April 4, 2005 among Boston Properties, Inc., East Pratt Street Associates Limited Partnership and the Company

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rules 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002