Form 10-Q
period 2005-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2005-08-05
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

(Zip Code)

(770) 449-7800

(Registrant’s telephone number, including area code)

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

    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2005: 157,913,394 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Forward-Looking Statements

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (the “Advisor”) and its affiliates and their key personnel for various administrative services;

•	The Advisor’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities and ability to refinance such facilities as appropriate;

•	Our ability to pay amounts to our lenders and distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Our ability to raise capital through our ongoing primary offering of shares and our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of shares redeemed or prices paid in future periods to redeem shares under the share redemption program, as approved by our board of directors;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in our accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	June 30, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$199,935	$152,399
Buildings and improvements, less accumulated depreciation of $16,687 and $7,456 as of June 30, 2005 and December 31, 2004, respectively	854,087	616,201
Intangible lease assets, less accumulated amortization of $23,758 and $9,453 as of June 30, 2005 and December 31, 2004, respectively	200,783	169,443
Construction in progress	417	447

Total real estate assets	1,255,222	938,490

Cash and cash equivalents	145,172	20,876
Tenant receivables, net of allowance for doubtful accounts of $692 and $432 as of June 30, 2005 and December 31, 2004, respectively	12,670	7,500
Due from affiliate	1,886	—
Prepaid expenses and other assets	14,787	4,769
Deferred financing costs, less accumulated amortization of $156 and $311 as of June 30, 2005 and December 31, 2004, respectively	2,407	977
Deferred lease costs, less accumulated amortization of $11,325 and $4,685 as of June 30, 2005 and December 31, 2004, respectively	135,899	105,153
Investment in bonds	78,000	78,000

Total assets	$1,646,043	$1,155,765

Liabilities:
Line of credit and notes payable	$258,697	$350,505
Accounts payable and accrued expenses	12,685	11,664
Due to affiliates	3,154	9,823
Dividends payable	3,553	1,964
Deferred income	3,511	1,408
Intangible lease liabilities, less accumulated amortization of $1,955 and $716 as of June 30, 2005 and December 31, 2004, respectively	32,411	24,074
Obligations under capital leases	78,000	78,000

Total liabilities	392,011	477,438

Commitments and Contingencies	—	—

Minority Interest	1,229	1,212

Redeemable Common Stock	11,201	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized, none outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized, 147,215,812 and 79,132,494 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	1,472	791
Additional paid-in capital	1,303,417	699,463
Cumulative distributions in excess of earnings	(52,086)	(23,139)
Redeemable common stock	(11,201)	—

Total stockholders’ equity	1,241,602	677,115

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$1,646,043	$1,155,765

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Rental income	$29,779	$4,677	$54,880	$5,551
Tenant reimbursements	6,002	821	11,145	936
Interest and other income	1,563	359	2,874	421

	37,344	5,857	68,899	6,908
Expenses:
Property operating costs	10,276	1,272	18,137	1,528
Asset and property management fees:
Related party	2,236	279	4,277	303
Other	596	110	1,106	128
Depreciation	5,172	1,226	9,231	1,357
Amortization	9,644	1,213	18,004	1,327
General and administrative	2,491	754	4,611	1,366
Interest expense	5,425	2,944	11,189	3,853

	35,840	7,798	66,555	9,862

Income (loss) before minority interest	1,504	(1,941)	2,344	(2,954)

Minority interest in earnings (loss) of consolidated subsidiaries	75	(1)	106	(7)

Net income (loss)	$1,429	$(1,940)	$2,238	$(2,947)

Net income (loss) per share—basic and diluted	$0.01	$(0.13)	$0.02	$(0.35)

Weighted-average shares outstanding—basic and diluted	119,078,963	14,726,134	104,656,299	8,541,886

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	—	$—	$1	$—	$—	$1
Issuance of common stock	79,201	792	791,220	—	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	—	(690)
Dividends ($0.49 per share)	—	—	—	(18,577)	—	(18,577)
Commissions on stock sales and related dealer manager fees	—	—	(75,241)	—	—	(75,241)
Other offering costs	—	—	(15,828)	—	—	(15,828)
Net loss	—	—	—	(4,562)	—	(4,562)

Balance, December 31, 2004	79,132	791	699,463	(23,139)	—	677,115
Issuance of common stock	68,509	685	684,405	—	—	685,090
Redemptions of common stock	(425)	(4)	(4,090)	—	—	(4,094)
Redeemable common stock	—	—	—	—	(11,201)	(11,201)
Dividends ($0.30 per share)	—	—	—	(31,185)	—	(31,185)
Commissions on stock sales and related dealer manager fees	—	—	(65,083)	—	—	(65,083)
Other offering costs	—	—	(11,278)	—	—	(11,278)
Net income	—	—	—	2,238	—	2,238

Balance, June 30, 2005	147,216	$1,472	$1,303,417	$(52,086)	$(11,201)	$1,241,602

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$2,238	$(2,947)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in earnings (loss) of consolidated entities	106	(7)
Depreciation	9,231	1,357
Amortization	20,967	3,711
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(5,170)	70
Increase in due from affiliate	(1,886)	—
(Increase) decrease in prepaid expenses and other assets	(4,136)	9
Increase in accounts payable and accrued expenses	2,975	2,284
Increase in due to affiliates	163	—
Increase in deferred income	2,103	—

Total adjustments	24,353	7,424

Net cash provided by operating activities	26,591	4,477

Cash Flows from Investment Activities:
Investment in real estate and related assets	(346,703)	(475,693)
Earnest money paid	(15,468)	(15,450)
Additions to tenant improvement escrows	(15)	—
Acquisition fees paid	(16,923)	(4,739)
Deferred lease costs paid	(62)	—

Net cash used in investing activities	(379,171)	(495,882)

Cash Flows from Financing Activities:
Proceeds from line of credit and notes payable	243,800	412,167
Repayments of line of credit and notes payable	(335,930)	(136,365)
Dividends paid to stockholders	(29,596)	(1,678)
Distributions to minority interest partner	(89)	—
Issuance of common stock	685,090	274,538
Commissions on stock sales and related dealer manager fees paid	(64,900)	(23,435)
Other offering costs paid	(15,037)	(4,739)
Redemptions of common stock	(4,094)	—
Deferred financing costs paid	(2,368)	(4,378)

Net cash provided by financing activities	476,876	516,110

Net increase in cash and cash equivalents	124,296	24,705
Cash and cash equivalents, beginning of period	20,876	157

Cash and cash equivalents, end of period	$145,172	$24,862

Supplemental Disclosures of Investing and Financing Noncash Activities:
Acquisition fees applied to investments	$10,672	$4,491

Acquisition fees due to affiliate	$502	$752

Other offering costs due to affiliate	$—	$752

Write-off of fully amortized financing costs	$1,093	$—

Assumption of obligation under capital lease and related bonds	$—	$78,000

Assumption of liabilities at property acquisition	$—	$3,957

Investment in real estate and related assets with escrow accounts included in prepaid and other assets	$345	$—

Dividends payable	$3,553	$631

Sales commissions payable	$398	$1,705

Dealer manager fees due to affiliate	$438	$941

Redeemable common stock	$11,201	$—

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003, elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2003, and commenced operations on January 22, 2004. Wells REIT II’s business is primarily conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells OP II. References to Wells REIT II herein shall include Wells REIT II, all subsidiaries of Wells REIT II, all subsidiaries of Wells OP II, and Wells OP II’s consolidated joint venture. See Note 5 included herein for a further discussion of the Advisor.

As of June 30, 2005, Wells REIT II owned interests in 25 properties, either directly or through joint ventures, comprising approximately 6.9 million square feet of commercial office space located in 13 states and the District of Columbia. As of June 30, 2005, these properties were approximately 96% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through June 30, 2005, Wells REIT II had sold approximately 147.7 million shares for gross proceeds of approximately $1.5 billion. Of this amount, Wells REIT II incurred costs of approximately (1) $29.5 million in acquisition fees, (2) $140.3 million in selling commissions and dealer manager fees, and (3) $27.1 million in organization and offering costs, and redeemed shares of common stock pursuant to Wells REIT II’s share redemption program for approximately $4.8 million. With these net offering proceeds and additional indebtedness, Wells REIT II had invested approximately $1.1 billion in real estate assets through June 30, 2005.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. For further information, refer to the financial statements and footnotes included in Wells REIT II’s annual report on Form 10-K for the year ended December 31, 2004.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions and borrowings, and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

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

As of June 30, 2005, Wells REIT II’s share redemption program, as amended, provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying financial statements as of June 30, 2005.

Effective July 1, 2003, Wells REIT II adopted Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT II’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS No. 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT II reclassifies such obligations from mezzanine equity to a liability based upon their respective settlement values. As of June 30, 2005, all shares tendered for redemption have been settled.

Reclassifications

Certain prior-period amounts, as reported, have been reclassified to conform with the current-period financial statement presentation.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services, including services provided by employees. SFAS No. 123-R requires Wells REIT II to recognize expense for all stock options awarded to employees over the respective vesting periods. SFAS No. 123-R will become applicable to Wells REIT II effective January 1, 2006. To date, the fair value of options granted by Wells REIT II is $0. The adoption of this statement is not expected to have a material effect on Wells REIT II’s financial position or results of operations.

In July 2005, the FASB issued Staff Position (“FSP”) Statement of Position (“SOP”) 78-9-1, Interaction of American Institute of Certified Public Accountants (“AICPA”) SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5. The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights stating that a general partner is presumed to control a limited partnership and should consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or the limited partners possess substantive participating rights. This FSP eliminates the concept of “important rights” of SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights” as defined in Issue 04-5. This EITF and FSP are effective after June 29, 2005 for general partners of all new partnerships formed and for existing partnerships for which the partnership agreements are modified. For general partners in all other partnerships, this guidance is effective no later than January 1, 2006. Wells REIT II is currently evaluating the impact of this FSP on its financial statements.

3.	Real Estate Acquisitions

Overview

During the three months ended June 30, 2005, Wells REIT II acquired ownership interests in four properties for an aggregate purchase price of approximately $287.4 million, exclusive of related closing costs and acquisition fees.

5995 Opus Parkway Building

On April 5, 2005, Wells REIT II purchased a five-story office building containing approximately 165,000 rentable square feet (the “5995 Opus Parkway Building”) located on an approximate 8.9-acre parcel of land at 5909/5995 Opus Parkway in Minnetonka, Minnesota, for a purchase price of approximately $22.7 million, exclusive of closing costs and net of a $1.8 million purchase price reduction for future tenant improvements available to certain tenants. Construction of the 5995 Opus Parkway Building was completed in 1988. Approximately 62%, 19%, and 18% of the 5995 Opus Parkway Building is leased to G&K Services, Inc., Opus Corporation, and Virtual Radiological Consultants, LLC, respectively. Approximately 1% of the 5995 Opus Parkway Building is currently vacant.

215 Diehl Road Building

On April 19, 2005, Wells REIT II purchased a four-story office building containing approximately 162,000 rentable square feet (the “215 Diehl Road Building”) located on an approximate 7.5-acre parcel of land at 215 Diehl Road in Naperville, Illinois, for a gross purchase price of $30.3 million, exclusive of closing costs and net of a $3.1 million purchase price reduction for future tenant improvements. Construction of the 215 Diehl Road Building was completed in 1998. ConAgra Foods, Inc. leases 100% of the 215 Diehl Road Building.

100 East Pratt Street Building

On May 12, 2005, Wells REIT II purchased all of the interest in 100 East Pratt Street Business Trust, a Maryland business trust that owns a 28-story office building containing approximately 656,000 rentable square feet (the “100 East Pratt Street Building”) located on an approximate 2.1-acre parcel of land at 100 East Pratt Street in Baltimore, Maryland, for a gross purchase price of $207.5 million, exclusive of closing costs and net of a $20.0 million purchase price reduction for future tenant improvement and lease commissions available to certain tenants. Construction of the 100 East Pratt Street Building was completed in 1975 (lower building) and in 1991 (tower). Approximately 58%, 6%, and 5% of the 100 East Pratt Street Building is leased to T. Rowe Price Group, Inc., Tydings & Rosenberg, LLP, and Merrill Lynch & Co., Inc., respectively. Other various office and retail tenants lease approximately 24% of the 100 East Pratt Street Building and approximately 7% is currently vacant.

College Park Plaza Building

On June 21, 2005, Wells REIT II purchased a five-story office building containing approximately 179,000 rentable square feet (the “College Park Plaza Building”) located on an approximate 10-acre parcel of land at 8909 Purdue Road in Indianapolis, Indiana, for a gross purchase price of $26.9 million, exclusive of closing costs. Construction of the College Park Plaza Building was completed in 1998. Approximately 42%, 31%, 21%, and 2% of the College Park Plaza Building is leased to Cardinal Health 100, Inc., J.F. Molloy & Associates, Inc., Republic Airways Holdings, Inc., and the General Services Administration on behalf of the United States Department of Agriculture, respectively. Approximately 4% of the College Park Plaza Building is currently vacant.

Acquisitions during the first three months of 2005

During the first three months of 2005, Wells REIT II acquired ownership interests in two properties for an aggregate purchase price of approximately $95.0 million, exclusive of related closing costs and acquisition fees.

4.	Line of Credit and Notes Payable

As of June 30, 2005 and December 31, 2004, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2005	December 31, 2004
Line of credit	$—	$115,350
Wildwood mortgage note	90,000	90,000
One West Fourth mortgage note	50,259	50,840
800 North Frederick mortgage note	46,400	46,400
Highland Landmark mortgage note	30,840	30,840
Finley Road and Opus Place mortgage note	17,398	17,075
9 Technology Drive Building mortgage note	23,800	—

Total line of credit and notes payable	$258,697	$350,505

During the three months ended June 30, 2005, Wells REIT II had the following activity with respect to its line of credit and notes payable:

On May 9, 2005, Wells REIT II entered into a $400.0 million, three-year, unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. The $400 Million Facility replaces the $430.0 million, 180-day, secured revolving financing facility with Bank of America, N.A. (the “BOA Line of Credit”). In connection with the closing, Wells REIT II paid fees and expenses totaling approximately $2.1 million. As of June 30, 2005, no amount was outstanding under the Wachovia Line of Credit.

The Wachovia Line of Credit contains borrowing arrangements that include interest costs based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for 7, 30, 60, 90, or 180 day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of the Lender’s prime rate for such day, or the Federal Funds Rate for such day plus 50 points. Under the terms of the Wachovia Line of Credit, accrued interest shall be payable in arrears on the first day of each calendar month. In addition, unused fees are assessed on a quarterly basis at a rate of 0.125% or 0.175% per annum of the amount by which the Facility exceeds outstanding borrowings. Wells REIT II is required to repay outstanding principal and accrued interest on May 9, 2008. The initial maturity date can be extended to May 9, 2009 if Wells REIT II seeks an extension and meets the related conditions set forth in the agreement. Wells REIT II can repay the Wachovia Line of Credit at any time without premium or penalty.

Wells REIT II can borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved properties owned for four consecutive fiscal quarters divided by 8.25%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended four fiscal quarters, plus the GAAP book value of construction-in process properties included in the lender-approved subset (the “Borrowing Base”). Based on the value of the Borrowing Base, as of June 30, 2005, capacity to borrow up to approximately $253.8 million was available to Wells REIT II under the Wachovia Line of Credit.

Cash paid for interest during the first six months of 2005 and 2004, including amounts capitalized, was $7.8 million and $1.1 million, respectively.

5.	Related-Party Transactions

Advisory Agreement

Wells REIT II has entered into an advisory agreement (the “Advisory Agreement”) with the Advisor, which entitles the Advisor to earn specified fees upon the completion of certain services. The Advisory Agreement has a one-year term; however, either party may terminate the Advisory Agreement upon 60 days written notice. If initiating termination of the Advisory Agreement, Wells REIT II would be obligated to pay all unpaid earned fees and reimbursements of expenses to the Advisor. The Advisory Agreement expires on November 1, 2005.

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

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse the Advisor for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of June 30, 2005, the Advisor had incurred cumulative organization and offering costs on behalf of Wells REIT II of approximately $27.1 million, which represents approximately 1.8% of cumulative gross equity raised by Wells REIT II. Accordingly, Wells REIT II has incurred and charged to additional paid-in capital organization and offering costs of approximately $27.1 million. Cumulative organization and offering costs incurred by the Advisor on behalf of Wells REIT II were less than 2.0% of the cumulative gross equity raised by Wells REIT II for the first time during the second quarter of 2005. As a result, overpayments of reimbursements of organization and offering expenses to the Advisor of approximately $1.9 million are recorded as due from affiliate in the accompanying consolidated financial statements as of June 30, 2005 and were collected in July 2005.

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

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party expenses for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Acquisition fees	$8,990	$4,275	$13,666	$5,471
Reimbursement of organization and offering costs	6,602	4,275	11,278	5,471
Asset management fees	2,236	279	4,268	303
Property management fees	—	—	9	—
Administrative reimbursements	1,180	209	1,984	261
Commissions	31,541	14,962	47,956	19,149
Dealer-manager fees	11,265	5,344	17,127	6,839

	$61,814	$29,344	$96,288	$37,494

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, leasing commissions, or construction-related fees during the six months ended June 30, 2005 or 2004.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Asset management fees due to the Advisor	$722	$1,555
Organization and offering cost reimbursements due to the Advisor	—	3,759
Acquisition fees due to the Advisor	502	3,759
Commissions and dealer manager fees due to WIS	836	651
Other salary and administrative reimbursements due to the Advisor	1,094	99

	$3,154	$9,823

Economic Dependency

Wells REIT II has engaged the Advisor and its affiliates, Wells Management, and WIS to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II common stock, as well as other administrative responsibilities for Wells REIT II including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, Wells REIT II is dependent upon the Advisor, Wells Management, and WIS.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and director of Wells REIT II, the Advisor and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor and Wells Management (Hendry et. al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-130516). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

6.	Commitments and Contingencies

Property Under Contract

On June 24, 2005, Wells REIT II entered into an agreement to purchase a future five-story office building containing approximately 180,000 rentable square feet, which is currently under construction, in Lancaster, South Carolina (the “Decision One Building”) for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing commissions not to exceed $1.8 million. In connection with the execution of this agreement, Wells REIT II paid a nonrefundable deposit of $3.4 million to an escrow agent in June 2005, which will be applied to the purchase price. Completion of the construction of the Decision One Building is anticipated to occur in June 2006, at which point the purchase price will become due and payable to the seller. Decision One Mortgage Company will lease 100% of the Decision One Building at rental rates to be determined based upon total actual construction costs.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend certain amounts of capital to expand an existing property or provide other expenditures for the benefit of the tenant, in favor of additional rental revenue. Under the current lease terms, the majority tenant of the 100 East Pratt Street Building, T. Rowe Price Group, Inc., is entitled to oblige Wells REIT II to fund tenant improvements or leasing commissions up to $19.2 million, of which approximately $1.9 million may be used to offset future rental billings at the tenant’s discretion.

As of June 30, 2005, no tenants have exercised such options.

Litigation

Wells REIT II is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any litigation the outcome of which would have, in management’s judgment based on information currently available, a material adverse effect on the results of operations or financial condition of Wells REIT II, nor is management aware of any such litigation threatened against Wells REIT II.

7.	Subsequent Events

Sale of Shares of Common Stock

From July 1, 2005 through July 31, 2005, Wells REIT II raised approximately $102.0 million through the issuance of approximately 10.2 million shares of common stock of Wells REIT II. As of July 31, 2005, approximately 442.1 million shares remained available for sale to the public under Wells REIT II’s ongoing public offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

180 E. 100 South Building Acquisition

On July 6, 2005, Wells REIT II purchased an eight-story office building containing approximately 220,000 rentable square feet (the “180 E. 100 South Building”) located on an approximate five-acre parcel of land at 180 E. 100 South in Salt Lake City, Utah, for a purchase price of approximately $46.5 million, plus closing costs, of which $1.0 million was funded with an escrow deposit paid in the second quarter of 2005 and recorded as prepaid expenses and other assets in the accompanying balance sheet as of June 30, 2005. The 180 E. 100 South Building is entirely leased to Questar Corporation.

Properties Under Contract

On July 15, 2005, Wells REIT II entered into two purchase and sale agreements to purchase a three-story office building containing approximately 298,000 rentable square feet and a four-story office building containing approximately 160,000 rentable square feet (collectively, the “Nashoba Property”) located in Westford, Massachusetts, for a gross purchase price of $92.0 million, exclusive of closing costs. In connection with the execution of the agreements, Wells REIT II paid a deposit of $2.0 million to an escrow agent, which will be applied to the purchase price.

On August 1, 2005, Wells REIT II entered into a purchase and sale agreement to purchase a three-building office complex containing approximately 451,000 rentable square feet (“University Circle”) located in East Palo Alto, California, for a gross purchase price of $293.0 million, exclusive of closing costs. Provided that the Seller procures qualified leases, as defined by the agreement, for the vacant space on or before May 1, 2006, Wells REIT II will owe the Seller additional purchase price based on the terms of the agreement. In no event shall the earn-out amount exceed $12.9 million. In connection with the execution of the agreement, Wells REIT II paid a deposit of $5.0 million to an escrow agent, which will be applied to the purchase price at closing.

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

Wells REIT II was formed on July 3, 2003, and began to receive investor proceeds from its initial public offering of common stock and acquire real estate assets during 2004. Thus, the results of our operations for the three and six months ended June 30, 2005 and 2004 reflect growing operational revenues and expenses associated with the acquisition of real properties, additional interest expense associated with debt financing for such acquisitions, and relatively high general and administrative expenses, which have declined as a percentage of total revenues for 2005, as compared to 2004, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2005, we generated net cash flows from operating activities of approximately $26.6 million, which is primarily comprised of receipts of rental revenues, tenant reimbursements and interest income, less payments for property operating expenses, asset and property management fees, interest expense, and general and administrative expenses. From cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $29.6 million. During the six months ended June 30, 2005, we generated net cash flow from financing activities of approximately $476.9 million, primarily as a result of raising net proceeds from the sale of our common stock under our initial offering of approximately $620.2 million, net of commissions and dealer manager fees, and borrowing approximately $243.8 million. Such cash inflows from financing activities were primarily used to repay outstanding balances on the BOA Line of Credit, the Wachovia Line of Credit and notes payable of approximately $335.9 million, to invest approximately $342.9 million in real estate assets, to pay other offering costs of approximately $15.0 million, and to pay acquisition fees of approximately $16.9 million. We expect to utilize residual cash and cash equivalents as of June 30, 2005 of approximately $145.2 million to satisfy current liabilities, pay future dividends, fund future anticipated acquisitions of real properties, or reduce indebtedness.

We are currently experiencing increased market competition to acquire high-quality commercial office properties. At the same time, our capital inflows have increased due to the continued sale of our equity securities at an accelerated pace. This increase is partially due to a special distribution paid in June 2005 by Wells Real Estate Investment Trust, Inc. (“Wells REIT”), another Wells-sponsored investment program, to its stockholders, of which approximately $160 million has been invested in our equity securities as of June 30, 2005. We anticipate receiving additional investments in our equity securities funded by such special distribution paid to stockholders of Wells REIT.

In June 2005, the board of directors of Wells REIT II declared a dividend for the third quarter of 2005, to be paid in September 2005, in an amount equal to an annualized $0.60 per share. The combination of the increase in sales of equity described above and the increase of the prices for high-quality commercial office properties has created downward pressure on our annualized dividend rate. Unless we see changes in these trends, we anticipate lowering our dividend rate by the end of 2005. In the short term, we will use borrowings to partially fund the payment of dividends for the third quarter of 2005. However, we do not anticipate borrowing for a prolonged period. Our primary focus is to continue to maintain the quality of our portfolio. Accordingly, we will opt to lower the dividend rate rather than compromise that quality. We will continue to carefully monitor our cash flows and market conditions, and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from our ongoing offering of common stock and from borrowings to expand and diversify our portfolio. As of June 30, 2005, we were party to a contract for the acquisition of one property for a purchase price of $46.5 million, plus closing costs, which closed on July 6, 2005. Following June 30, 2005, we entered into three individual contracts to purchase three additional properties for an aggregate purchase price of approximately $385.0 million, plus closing costs. In connection therewith, we paid a nonrefundable earnest money deposit of approximately $7.0 million (see “Subsequent Events” below). Completion of these acquisitions are dependent upon our ability to raise sufficient amounts of equity capital; therefore, we cannot predict with certainty when or if these acquisitions will close. If we are unable to raise sufficient equity to allow us to fulfill our obligations under these contracts, we will be required to forfeit our nonrefundable earnest money, which would negatively affect our results from operations in future periods.

We expect to fund our future acquisitions with proceeds from our ongoing offering of common stock and capacity under the Wachovia Line of Credit. As of July 31, 2005, we held cash on hand of approximately $182.2 million, approximately $0 was outstanding under the Wachovia Line of Credit and approximately $253.8 million was available for additional borrowings therefrom. Accordingly, we believe that we have the capacity to acquire properties to expand our portfolio.

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

In addition, the Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits our ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits our ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	limits our ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest coverage ratios;

•	requires maintenance of certain minimum stockholders’ equity balances; and

•	limits investments that fall outside our core investments of improved office and industrial properties.

Under the terms of the Wachovia Line of Credit, we may borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. The Wachovia Line of Credit also stipulates that our net distributions, which equal total dividends and other distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT. Funds from Operations, as defined by the agreement, means net income (loss), minus (or plus) gains (or losses) from debt restructuring and sales of property during such period, plus depreciation on real estate assets and amortization (other than amortization of deferred financing costs) for such period, all after adjustments for unconsolidated partnerships and joint ventures.

Per the terms of the Advisory Agreement, we are required to reimburse the Advisor for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of June 30, 2005, the Advisor has incurred cumulative organization and offering costs on our behalf of approximately $27.1 million, which represents approximately 1.8% of cumulative gross equity raised by us. Accordingly, we have incurred and charged to additional paid-in capital organization and offering costs of approximately $27.1 million. Cumulative organization and offering costs incurred by the Advisor on our behalf were less than 2.0% of the cumulative gross equity proceeds raised by us for the first time during the second quarter of 2005. As a result, overpayments of reimbursements of organization and offering expenses to the Advisor of approximately $1.9 million were recorded as due from affiliate in the accompanying consolidated financial statements as of June 30, 2005 and were collected in July 2005.

We believe that cash on hand and tenant receivables are sufficient to cover our working capital needs, including accounts payable and accrued expenses and amounts due to affiliates of approximately $15.8 million as of June 30, 2005.

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

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may use other sources of cash, such as borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, or repayments of outstanding borrowings. To the extent that sufficient equity or debt capital is not available, our future investments in real estate will be lower.

As further discussed in Note 6 to the accompanying consolidated financial statements, we entered into an agreement to purchase an office building, which is currently under construction, in Lancaster, South Carolina for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing costs not to exceed $1.8 million upon completion. Construction of the Decision One Building is anticipated to be completed in June 2006. We anticipate paying for this acquisition with equity proceeds, borrowings on the Wachovia Line of Credit, or a combination thereof, the allocation of which will be dependent upon the timing and amount of additional capital to be raised and future property acquisitions.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, depreciation expense, amortization expense, operating expenses, asset management fees, and net income will each increase in future periods as a result of owning the assets acquired during the quarter ended June 30, 2005 for an entire period and as a result of future acquisitions of real estate assets.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 (250,000 shares) on January 22, 2004, we acquired eight real properties during the first six months of 2004. During the remainder of 2004 and first six months of 2005, we invested in 17 additional properties bringing the total number of properties included in the portfolio to 25 as of June 30, 2005. Accordingly, the results of operations presented for the quarters ended June 30, 2005 and June 30, 2004 are not directly comparable.

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2004

Rental income and tenant reimbursements increased from approximately $4.7 million and $0.8 million, respectively, for the three months ended June 30, 2004 to approximately $29.8 million and $6.0 million, respectively, for the three months ended June 30, 2005, primarily as a result of the growth in the portfolio during the second half of 2004 and the first half of 2005. Rental income and tenant reimbursements are expected to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the quarter ended June 30, 2005 for an entire period and future acquisitions of real estate assets.

Interest and other income increased from approximately $0.4 million for the three months ended June 30, 2004 to approximately $1.6 million for the three months ended June 30, 2005, primarily as a result of interest income earned on additional investor proceeds raised during the second half of 2004 and the first half of 2005 prior to investing such proceeds in real estate assets. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $1.3 million and $0.4 million, respectively, for the three months ended June 30, 2004 to approximately $10.3 million and $2.8 million, respectively, for the three months ended June 30, 2005, primarily as a result of the growth in the portfolio during the second half of 2004 and the first half of 2005. Property operating costs and asset and property management fees are expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended June 30, 2005 for an entire period and future acquisitions of additional real estate assets.

Depreciation and amortization of deferred lease costs increased from approximately $1.2 million and $1.2 million, respectively, for the three months ended June 30, 2004 to approximately $5.2 million and $9.6 million, respectively, for the three months ended June 30, 2005, primarily due to the acquisition of properties during the second half of 2004 and the first half of 2005. Amortization of deferred lease costs increased at a higher rate than depreciation as a result of amortizing deferred lease costs over shorter periods (the respective lease terms), as compared to depreciating buildings over 40 years, and acquiring properties with greater relative portions of purchase price attributable to intangible deferred lease costs in 2005, as compared to 2004.

General and administrative expenses increased from approximately $0.8 million for the three months ended June 30, 2004 to approximately $2.5 million for the three months ended June 30, 2005, primarily due to increases in administrative salary expense reimbursements related to owning a larger portfolio of real estate assets, the number of stockholders related to sales of our common stock and compliance costs related to additional regulatory and reporting requirements during the second quarter of 2005, as compared to the second quarter of 2004. General and administrative expenses decreased from approximately 13% of total revenues for the three months ended June 30, 2004 to 7% of total revenues for the three months ended June 30, 2005. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and continue to decrease as a percentage of total revenues as we achieve economies of scale with a larger portfolio of real estate assets.

Interest expense increased from approximately $2.9 million for the three months ended June 30, 2004 to approximately $5.4 million for the three months ended June 30, 2005. The additional interest expense incurred during the three months ended June 30, 2005 relates primarily to amounts borrowed in the form of new mortgage notes, mortgage notes assumed, and amounts drawn on the BOA Line of Credit and the Wachovia Line of Credit in connection with real property acquisitions made during the second half of 2004 and the first half of 2005. In addition, we incurred additional interest expense for an entire period on obligations created under capital leases during the first half of 2004. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the cost of borrowing. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings will be largely dependent upon the level of additional investor proceeds raised, the opportunities to acquire real estate assets consistent with our investment objectives and the timing of such future acquisitions.

Minority interest increased from approximately $1,000 in loss of consolidated subsidiaries for the three months ended June 30, 2004 to approximately $75,000 in earnings of consolidated subsidiaries for the three months ended June 30, 2005, primarily as a result of acquiring an approximate 95% interest in a joint venture that owns the Highland Landmark III property on December 28, 2004. Minority interest recognized for the three months ended June 30, 2004 represents the minority interest partner’s interest in the loss recognized by Wells OP II during 2004, which resulted primarily from incurring portfolio expenses in excess of net operating income from properties during the first year in which Wells OP II engaged in active operations.

We recognized net income of approximately $1.4 million for the second quarter of 2005, as compared to a net loss of approximately $1.9 million for the three months ended June 30, 2004, as net operating income generated from our growing portfolio of properties outpaced property and portfolio expenses. Net income per share increased to $0.01 for the three months ended June 30, 2005 from a net loss per share of $(0.13) for the three months ended June 30, 2004, as net operating income generated from properties increased at a faster rate than portfolio operating expenses.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2004

Rental income and tenant reimbursements increased from approximately $5.6 million and $0.9 million, respectively, for the six months ended June 30, 2004 to approximately $54.9 million and $11.1 million, respectively, for the six months ended June 30, 2005, primarily as a result of the growth in the portfolio during the second half of 2004 and the first half of 2005. Rental income and tenant reimbursements are expected to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the six months ended June 30, 2005 for an entire period and future acquisitions of real estate assets.

Interest and other income increased from approximately $0.4 million for the six months ended June 30, 2004 to approximately $2.9 million for the six months ended June 30, 2005, primarily as a result of interest income earned on additional investor proceeds raised during the second half of 2004 and the first half of 2005 prior to investing such proceeds in real estate assets. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future real estate asset acquisitions.

Property operating costs and asset and property management fees increased from approximately $1.5 million and $0.4 million, respectively, for the six months ended June 30, 2004 to approximately $18.1 million and $5.4 million, respectively, for the six months ended June 30, 2005, primarily as a result of the growth in the portfolio during the second half of 2004 and the first half of 2005. Property operating costs and asset and property management fees are expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the six months ended June 30, 2005 for an entire period and future acquisitions of additional real estate assets.

Depreciation and amortization of deferred lease costs increased from approximately $1.4 million and $1.3 million, respectively, for the six months ended June 30, 2004 to approximately $9.2 million and $18.0 million, respectively, for the six months ended June 30, 2005, primarily due to the acquisition of properties during the second half of 2004 and the first half of 2005. Amortization of deferred lease costs increased at a higher rate than depreciation as a result of amortizing deferred lease costs over shorter periods (the respective lease terms), as compared to depreciating buildings over 40 years, and acquiring properties with greater relative portions of purchase price attributable to intangible deferred lease costs in 2005, as compared to 2004.

General and administrative expenses increased from approximately $1.4 million for the six months ended June 30, 2004 to approximately $4.6 million for the six months ended June 30, 2005, primarily due to increases in administrative salary expense reimbursements related to owning a larger portfolio of real estate assets, the number of stockholders related to sales of our common stock and compliance costs related to additional regulatory and reporting requirements during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. General and administrative expenses decreased from approximately 20% of total revenues for the six months ended June 30, 2004 to 7% of total revenues for the six months ended June 30, 2005. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and continue to decrease as a percentage of total revenues as we achieve economies of scale with a larger portfolio of real estate assets.

Interest expense increased from approximately $3.9 million for the six months ended June 30, 2004 to approximately $11.2 million for the six months ended June 30, 2005. The additional interest expense incurred during the six months ended June 30, 2005 relates primarily to amounts borrowed in the form of new mortgage notes, mortgage notes assumed, or amounts drawn on the BOA Line of Credit and the Wachovia Line of Credit in connection with real property acquisitions made during the second half of 2004 and the first half of 2005. In addition, we incurred additional interest expense for an entire period on obligations created under capital leases during the first half of 2004. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the cost of borrowing. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings will be largely dependent upon the level of additional investor proceeds raised, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Minority interest increased from approximately $7,000 in loss of consolidated subsidiaries for the six months ended June 30, 2004 to approximately $106,000 in earnings of consolidated subsidiaries for the six months ended June 30, 2005, primarily as a result of acquiring an approximate 95% interest in a joint venture that owns the Highland Landmark III property on December 28, 2004. Minority interest recognized for the six months ended June 30, 2004 represents the minority interest partner’s interest in the loss recognized by Wells OP II during 2004, which resulted primarily from incurring portfolio expenses in excess of net operating income from properties during the first year in which Wells OP II engaged in active operations.

We recognized net income of approximately $2.3 million for the six months ended June 30, 2005, as compared to a net loss of approximately $3.0 million for the six months ended June 30, 2004, as net operating income generated from our growing portfolio of properties outpaced property and portfolio expenses. Net income per share increased to $0.02 for the six months ended June 30, 2005 from a net loss per share of $(0.35) for the six months ended June 30, 2004, as net operating income increased at a faster rate than weighted-average shares outstanding resulting from the sale of our common shares during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. Our management believes that accounting for real estate assets in accordance with accounting principles generally accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

We believe that net income, as defined by GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income. FFO is a non-GAAP financial measure, which includes adjustments that may be deemed subjective by investors.

Non-cash items such as depreciation, amortization, and gains on the sale of real estate assets are excluded from our calculation of FFO. Conversely, FFO is not adjusted to reflect the cost of capital improvements or any related capitalized interest. Our calculation of FFO is presented in the following table (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$1,429	$(1,940)	$2,238	$(2,947)
Add:
Depreciation of real assets	5,172	1,226	9,231	1,357
Amortization of lease-related costs	9,644	1,213	18,004	1,327

FFO	$16,245	$499	$29,473	$(263)

Weighted-average shares outstanding	119,079	14,726	104,656	8,542

Through the first quarter 2004, we previously reported the amortization of the fair values of in-place leases related to opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we have presented this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for the periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification results in no change in net loss as previously reported. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

Set forth below is additional information related to non-cash items included in FFO above, which may be helpful in assessing our operating results:

•	We recognized straight-line rental revenues of approximately $5.5 million and $0.9 million for the six months ended June 30, 2005 and 2004, respectively;

•	We recognized amortization of intangible lease assets and liabilities as a net decrease to rental revenues of approximately $1.7 million and $0.4 million for the six months ended June 30, 2005 and 2004; and

•	We recognized amortization of deferred financing costs of approximately $0.9 million and $2.0 million for the six months ended June 30, 2005 and 2004, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. Beginning on April 1, 2004, these lease intangibles were amortized to expense rather than as an adjustment to rental income.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held as of June 30, 2005.

Related-Party Transactions and Agreements

General

See Note 5 to our consolidated financial statements for a discussion of the various agreements with related parties.

Economic Dependency

We have engaged the Advisor and its affiliates, Wells Management and WIS, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, we are dependent upon the Advisor, Wells Management, and WIS.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of our common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and director of Wells REIT II, the Advisor and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor and Wells Management (Hendry et. al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-130516). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5, 6, and 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Reimbursement of offering-related costs (Note 5)

•	Litigation against our Advisor and its affiliates (Note 5)

•	Commitments under existing lease agreements (Note 6)

•	Property under contract (Note 6, 7)

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2005 through July 31, 2005, we raised approximately $102.0 million through the issuance of approximately 10.2 million shares of our common stock. As of July 31, 2005, approximately 442.1 million shares remained available for sale to the public under our ongoing public offering, exclusive of shares available under our dividend reinvestment plan.

180 E. 100 South Building Acquisition

On July 6, 2005, we purchased an eight-story office building containing approximately 220,000 rentable square feet (the “180 E. 100 South Building”) located on an approximate five-acre parcel of land at 180 E. 100 South in Salt Lake City, Utah, for a purchase price of approximately $46.5 million, plus closing costs, of which $1.0 million was funded with an escrow deposit paid in the second quarter of 2005 and recorded as prepaid expenses and other assets in the accompanying balance sheet as of June 30, 2005. The 180 E. 100 South Building is entirely leased to Questar Corporation.

Properties Under Contract

On July 15, 2005, we entered into two purchase and sale agreements to purchase a three-story office building containing approximately 160,000 rentable square feet and a four-story office building containing approximately 298,000 rentable square feet (collectively, the “Nashoba Property”) located in Westford, Massachusetts, for a gross purchase price of $92.0 million, plus closing costs. In connection with the execution of the Agreement, we paid a deposit of $2.0 million to an escrow agent, which will be applied to the purchase price.

On August 1, 2005, we entered into a purchase and sale agreement to purchase a three-building office complex containing approximately 451,000 rentable square feet (“University Circle”) located in East Palo Alto, California, for a gross purchase price of $293.0 million, exclusive of closing costs. Provided that the Seller procures qualified leases, as defined by the agreement, for the vacant space on or before May 1, 2006, we will owe the Seller additional purchase price based on the terms of the agreement. In no event shall the earn-out amount exceed $12.9 million. In connection with the execution of the agreement, we paid a deposit of $5.0 million to an escrow agent, which will be applied to the purchase price at closing.

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

The Wachovia Line of Credit is our only debt instrument that bears interest at a variable rate. As of June 30, 2005, no amount was outstanding on the Wachovia Line of Credit.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings instituted against us or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2005 were sold in an offering registered under the Securities Act of 1933.

(b)	The registration statement relating to our initial public offering (No. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003 and is ongoing. WIS is the dealer manager of our offering. The registration statement covers 600.0 million shares of common stock in a primary offering at an aggregate price of up to $6.0 billion and an additional 185.0 million shares under our dividend reinvestment plan at an aggregate price of $1.85 billion.

Through June 30, 2005, we had sold approximately 147.7 million shares for gross offering proceeds of approximately $1.47 billion, out of which we incurred costs of approximately $29.5 million in acquisition fees and expenses, approximately $140.3 million in selling commissions and dealer manager fees, and approximately $27.1 million in organization and offering costs to WIS and the Advisor, which are our affiliates. See Note 5 to our consolidated financial statements included in this report for a discussion of these related-party transactions. For information regarding how we used the net proceeds from our ongoing public offering (along with how we used cash from operating activities and from borrowings) through June 30, 2005, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

(c)	During the quarter ended June 30, 2005, we redeemed shares as follows:

Period	Approximate Number of Shares Redeemed(1)	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2005 Under the Plan(2)
April 2005	74,198	$9.99	$4,760,167
May 2005	70,539	$9.79	$4,069,945
June 2005	168,817	$9.28	$11,201,146

(1)	All shares repurchased were repurchased under our share redemption program. We announced the commencement of the program on December 10, 2003 and an amendment to the program on April 22, 2004.
(2)	During any calendar year, we will not redeem in excess of 5% of the weighted-average common shares outstanding during the prior calendar year, and the aggregate amount of redemptions under our share redemption program during any calendar year may not exceed aggregate proceeds received from the sale of shares in the calendar year pursuant to or dividend reinvestment plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2005.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to Second Quarter 2005 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: August 4, 2005	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

SECOND QUARTER 2005 FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to Supplement No. 9 included in Post-Effective Amendment No. 9 to the Registration Statement under the caption “Share Redemption Plan”)

10.1	Purchase and Sale Agreement (related to the acquisition of the 100 East Pratt Street Building) entered April 4, 2005 among Boston Properties, Inc., East Pratt Street Associates Limited Partnership and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005)

10.2	Credit Agreement dated as of May 9, 2005 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Bank, N.A., as administrative agent, and other financial institutions parties thereto (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 9 to the Registration Statement)

10.3	Purchase and Sale Agreement (relating to the acquisition of University Circle) entered August 1, 2005 between University Circle Investors, LLC and the Company

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002