Form 10-Q
period 2005-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2005-11-14
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 000-51262

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

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2005: 184,181,130 shares

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

    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (the “Advisor”) and its affiliates and their key personnel for various administrative services;

•	The Advisor’s ability to attract and retain high-quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may impact our ability to retain or obtain new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our lease agreements;

•	Higher than expected property operating expenses, including property taxes, insurance, property management fees, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other defects or adverse conditions at our properties;

•	Our ability to invest stockholder proceeds to acquire properties at appropriate amounts that provide acceptable returns;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements and lease-up costs, out of operating cash flow;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Financing and equity risks

•	Our continued access to adequate credit facilities and ability to refinance such facilities as appropriate;

•	Our ability to pay amounts to our lenders and distributions to our stockholders;

•	Increases in interest rates related to our variable rate debt;

•	Lender-required restrictive covenants relating to our operations, and our ability to satisfy such restrictions;

•	Our ability to raise capital through our ongoing offering of common shares and our dividend reinvestment plan;

•	Potential changes to our share redemption program or dividend reinvestment plan;

•	The amount of shares redeemed or prices paid in future periods to redeem shares under the share redemption program, as approved by our board of directors;

•	Possible limitations on our ability to borrow funds in the future that may result from our participation in the Wells Section 1031 Exchange Program sponsored by affiliates of the Advisor;

Other operational risks

•	Our reliance on third parties to appropriately manage our properties;

•	Our ability to continue to qualify as a REIT for tax purposes;

•	Higher than expected administrative operating expenses, including expenses associated with operating as a public company;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to generate sufficient cash flow from operations to be able to maintain our dividend at its current level.

PART I.	FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2004. Wells REIT II’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	September 30, 2005 (unaudited)	December 31, 2004
Assets:
Real estate assets, at cost:
Land	$244,320	$152,399
Buildings and improvements, less accumulated depreciation of $23,229 and $7,456 as of September 30, 2005 and December 31, 2004, respectively	1,176,125	616,201
Intangible lease assets, less accumulated amortization of $32,654 and $9,453 as of September 30, 2005 and December 31, 2004, respectively	267,571	169,443
Construction in progress	438	447

Total real estate assets	1,688,454	938,490

Cash and cash equivalents	152,014	20,876
Tenant receivables, net of allowance for doubtful accounts of $711 and $432 as of September 30, 2005 and December 31, 2004, respectively	18,438	7,500
Prepaid expenses and other assets	44,573	4,769
Deferred financing costs, less accumulated amortization of $366 and $311 as of September 30, 2005 and December 31, 2004, respectively	3,265	977
Deferred lease costs, less accumulated amortization of $15,641 and $4,685 as of September 30, 2005 and December 31, 2004, respectively	178,908	105,153
Investment in bonds	78,000	78,000

Total assets	$2,163,652	$1,155,765

Liabilities:
Line of credit and notes payable	$510,110	$350,505
Accounts payable, accrued expenses and accrued capital expenditures	19,357	11,664
Due to affiliates	3,238	9,823
Dividends payable	4,266	1,964
Deferred income	4,727	1,408
Intangible lease liabilities, less accumulated amortization of $2,691 and $716 as of September 30, 2005 and December 31, 2004, respectively	54,674	24,074
Obligations under capital leases	78,000	78,000

Total liabilities	674,372	477,438

Commitments and Contingencies	—	—

Minority Interest	2,541	1,212

Redeemable Common Stock	17,739	—

Stockholders’ Equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized; and none outstanding	—	—
Common stock, $0.01 par value; 900,000,000 shares authorized; and 175,478,398 and 79,132,494 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	1,755	791
Additional paid-in capital	1,556,125	699,463
Cumulative distributions in excess of earnings	(71,141)	(23,139)
Redeemable common stock	(17,739)	—

Total stockholders’ equity	1,469,000	677,115

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$2,163,652	$1,155,765

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$35,795	$15,191	$90,675	$20,743
Tenant reimbursements	8,538	2,238	19,683	3,174
Interest and other income	2,833	1,259	5,707	1,679

	47,166	18,688	116,065	25,596
Expenses:
Property operating costs	13,122	4,668	31,259	6,196
Asset and property management fees:
Related party	2,882	1,042	7,159	1,346
Other	635	218	1,741	346
Depreciation	6,542	2,386	15,773	3,743
Amortization	11,655	4,197	29,659	5,524
General and administrative	1,523	1,170	6,134	2,535
Interest expense	5,478	6,663	16,667	10,516

	41,837	20,344	108,392	30,206

Income (loss) before minority interest	5,329	(1,656)	7,673	(4,610)

Minority interest in earnings (loss) of consolidated subsidiaries	83	—	189	(7)

Net income (loss)	$5,246	$(1,656)	$7,484	$(4,603)

Net income (loss) per share—basic and diluted	$0.03	$(0.04)	$0.06	$(0.23)

Weighted-average shares outstanding—basic and diluted	161,769,791	41,501,631	123,903,337	19,608,662

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	—	$—	$1	$—	$—	$1
Issuance of common stock	79,201	792	791,220	—	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	—	(690)
Dividends ($0.49 per share)	—	—	—	(18,577)	—	(18,577)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(75,241)	—	—	(75,241)
Other offering costs	—	—	(15,828)	—	—	(15,828)
Net loss	—	—	—	(4,562)	—	(4,562)

Balance, December 31, 2004	79,132	791	699,463	(23,139)	—	677,115
Issuance of common stock	97,429	975	973,313	—	—	974,288
Redemptions of common stock	(1,083)	(11)	(10,388)	—	—	(10,399)
Redeemable common stock	—	—	—	—	(17,739)	(17,739)
Dividends ($0.45 per share)	—	—	—	(55,486)	—	(55,486)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(92,557)	—	—	(92,557)
Other offering costs	—	—	(13,706)	—	—	(13,706)
Net income	—	—	—	7,484	—	7,484

Balance, September 30, 2005	175,478	$1,755	$1,556,125	$(71,141)	$(17,739)	$1,469,000

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$7,484	$(4,603)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in earnings (loss) of consolidated entities	189	(7)
Depreciation	15,773	3,743
Amortization	33,813	10,687
Changes in assets and liabilities:
Increase in tenant receivables, net	(10,938)	(4,154)
Increase in prepaid expenses and other assets	(6,251)	(2,263)
Increase in accounts payable and accrued expenses	1,144	4,858
Decrease in due to affiliates	(77)	—
Increase in deferred income	3,319	603

Total adjustments	36,972	13,467

Net cash provided by operating activities	44,456	8,864

Cash Flows from Investment Activities:
Investment in real estate	(693,103)	(732,989)
Proceeds from master leases	15,094
Earnest money paid	(19,488)	(10,300)
Acquisition fees paid	(22,832)	(10,603)
Deferred lease costs paid	(2,214)	—

Net cash used in investing activities	(722,543)	(753,892)

Cash Flows from Financing Activities:
Deferred financing costs paid	(3,437)	(5,095)
Proceeds from lines of credit and notes payable	347,887	608,667
Repayments of lines of credit and notes payable	(336,406)	(308,855)
Dividends paid to stockholders	(53,184)	(7,275)
Distributions paid to minority interest partner	(160)	—
Issuance of common stock	971,221	544,567
Commissions on stock sales and related dealer-manager fees paid	(89,692)	(51,235)
Other offering costs paid	(16,605)	(10,603)
Redemptions of common stock	(10,399)	(341)

Net cash provided by financing activities	809,225	769,830

Net increase in cash and cash equivalents	131,138	24,802
Cash and cash equivalents, beginning of period	20,876	157

Cash and cash equivalents, end of period	$152,014	$24,959

Supplemental Disclosures of Investing and Financing Noncash Activities:
Acquisition fees applied to investments	$18,107	$9,955

Acquisition fees due to affiliate	$351	$289

Investment in real estate related assets funded with other assets	$345	$—

Capital expenditures accrued	$294	$4,079

Other assets assumed upon acquisition of properties	$5,076	$—

Write-off of fully amortized financing costs	$1,093	$1,059

Deferred lease costs accrued	$124	$—

Assumption of bonds and related obligation under capital lease upon acquisition of property	$—	$78,000

Notes payable assumed upon acquisition of properties	$118,269	$69,085

Proceeds from notes payable placed in escrow	$23,913	$—

Fair market value adjustment to notes payable upon acquisition of properties	$5,458	$969

Liabilities assumed upon acquisition of properties	$8,459	$3,010

Other offering costs due to affiliate	$861	$289

Commissions on stock sales and related dealer-manager fees due to affiliate	$450	$498

Dividends payable	$4,265	$1,309

Contributions from minority interest partners	$1,300	$—

Discounts applied to issuance of common stock	$3,067	$1,052

Redeemable common stock	$17,739	$—

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003, elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes beginning with the taxable year ended December 31, 2003, and commenced operations on January 22, 2004. Wells REIT II’s business is primarily conducted through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells OP II was formed on July 3, 2003 to acquire, develop, own, lease, and operate real properties on behalf of Wells REIT II, directly, through wholly owned subsidiaries or through joint ventures. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells Capital, Inc. (the “Advisor”) is the sole limited partner of Wells OP II. References to Wells REIT II herein shall include Wells REIT II, all subsidiaries of Wells REIT II, all subsidiaries of Wells OP II, and Wells OP II’s consolidated joint ventures. See Note 5 included herein for a further discussion of the Advisor.

As of September 30, 2005, Wells REIT II owned interests in 32 properties, either directly or through joint ventures, comprising approximately 8.2 million square feet of commercial office space located in 14 states and the District of Columbia. As of September 30, 2005, these properties were approximately 97% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of those shares being reserved for issuance through Wells REIT II’s dividend reinvestment plan. Through September 30, 2005, Wells REIT II had sold approximately 176.6 million shares for gross proceeds of approximately $1.8 billion. Of this amount, Wells REIT II incurred costs of approximately (1) $35.3 million in acquisition fees, (2) $167.8 million in selling commissions and dealer-manager fees, and (3) $29.5 million in organization and offering costs, and redeemed shares of common stock pursuant to Wells REIT II’s share redemption program for approximately $11.5 million. With these net offering proceeds and additional indebtedness, Wells REIT II had invested approximately $1.3 billion in real estate assets through September 30, 2005.

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

In conjunction with certain acquisitions, we have entered into master lease agreements with various sellers whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition in order to mitigate the potential negative effects of loss of rent and expense reimbursements. For financial reporting purposes, payments received under master lease agreements are reflected as a reduction of the basis of the underlying property rather than rental income. Wells REIT II received total master lease payments of $8.2 million and $0 during the three months ended September 30, 2005 and 2004, respectively, and approximately $15.1 million and $0 during the nine months ended September 30, 2005 and 2004, respectively. In addition, as of September 30, 2005 and December 31, 2004, approximately $0.9 million and $0, respectively, of master lease proceeds were held in escrow, which are included in prepaid expenses and other assets.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of prepaid taxes, insurance and operating costs, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions and borrowings, other escrow accounts created in connection with the acquisition of real estate assets, and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without a future economic benefit are written off as they are identified.

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

As of September 30, 2005, Wells REIT II’s share redemption program, as amended, provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying financial statements as of September 30, 2005.

Effective July 1, 2003, Wells REIT II adopted Statement of Financial Accounting Standard No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT II’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS No. 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT II reclassifies such obligations from mezzanine equity to a liability based upon their respective settlement values. As of September 30, 2005, all shares tendered for redemption have been settled.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123-R, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS No. 123-R requires Wells REIT II to recognize expense for all stock options awarded over the respective vesting periods based on their fair values. SFAS No. 123-R will become applicable to Wells REIT II effective January 1, 2006. To date, the fair value of options granted by Wells REIT II is $0. The adoption of this statement is not expected to have a material effect on Wells REIT II’s financial statements.

In July 2005, the FASB issued a Staff Position related to Statement of Position (“SOP”) 78-9-1: Interaction of American Institute of Certified Public Accountants SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5 (“FSP”). The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, concluding that a general partner is presumed to control a limited partnership and should, therefore, consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or substantive “participating rights.” This FSP eliminates the concept of “important rights” provided in SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights,” as defined in EITF Issue 04-5. For all new partnerships formed and existing partnerships for which the partnership agreements are modified, this FSP and EITF Issue 04-5 became effective as of June 30, 2005. For all other partnerships, this guidance will become effective as of January 1, 2006. The adoption of this FSP is not expected to have a material effect on Wells REIT II’s financial statements.

3.	Real Estate Acquisitions

Overview

During the three months ended September 30, 2005, Wells REIT II acquired ownership interests in seven properties for an aggregate purchase price of approximately $457.9 million, exclusive of related closing costs and acquisition fees.

180 E. 100 South Building Acquisition

On July 6, 2005, Wells REIT II purchased an eight-story office building containing approximately 206,000 rentable square feet (the “180 E. 100 South Building”) located on an approximate five-acre parcel of land at 180 E. 100 South in Salt Lake City, Utah, for a purchase price of approximately $46.5 million, exclusive of closing costs. The 180 E. 100 South Building is entirely leased to Questar Corporation.

Nashoba Buildings Acquisition

On August 18, 2005, Wells REIT II acquired an approximate 99% interest in Nashoba View Ownership, LLC, a joint venture between Wells REIT II and an unrelated third-party, which owns a three-story office building and a two-story office building containing a total of approximately 458,000 rentable square feet (the “Nashoba Buildings”) located on an approximate 59-acre parcel of land at One Robbins Road and Four Robbins Road in Westford, Massachusetts, for approximately $92.5 million, exclusive of closing costs. The Nashoba Buildings are leased entirely to Lucent Technologies, Inc.

Baldwin Point Building Acquisition

On August 26, 2005, Wells REIT II acquired an approximate 97% interest in 2420 Lakemont Avenue, LLC, a joint venture between Wells REIT II and an unrelated third-party, which owns a four-story office building containing approximately 165,000 rentable square feet (the “Baldwin Point Building”) located on an approximate nine-acre parcel of land at Lakemont Avenue in Orlando, Florida for approximately $27.9 million, exclusive of closing costs. Approximately 78% of the rentable square feet of the Baldwin Point Building is leased to Travelers Indemnity Company, and the remaining 22% is currently vacant.

University Circle Buildings Acquisition

On September 21, 2005, Wells REIT II purchased three six-story office buildings containing a total of approximately 451,000 rentable square feet (the “University Circle Buildings”) located on an approximate nine-acre parcel of land at 1900, 1950, and 2000 University Avenue in East Palo Alto, California for a purchase price of approximately $291.0 million, exclusive of closing costs. Approximately 90% of the rentable square feet of the University Circle Buildings is leased to various office/retail tenants, and the remaining 10% is currently vacant. As further described in Note 6, Wells REIT II will owe additional purchase consideration ranging from $7.7 million to $12.9 million for the acquisition of the University Circle Buildings in May 2006.

Acquisitions during the first six months of 2005

During the first six months of 2005, Wells REIT II acquired ownership interests in seven properties for an aggregate purchase price of approximately $382.4 million, exclusive of related closing costs and acquisition fees.

4.	Line of Credit and Notes Payable

As of September 30, 2005 and December 31, 2004, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2005		December 31, 2004
Line of credit	$—		$115,350
Wildwood mortgage note	90,000		90,000
One West Fourth mortgage note	49,962		50,840
800 North Frederick mortgage note	46,400		46,400
Highland Landmark mortgage note	30,840		30,840
Finley Road and Opus Place mortgage note	17,560	(1)	17,075
9 Technology Drive Building mortgage note	23,800		—
100 East Pratt Street Building mortgage note	105,000		—
Nashoba Buildings mortgage note	23,000		—
University Circle Buildings mortgage note	123,548	(2)	—

Total line of credit and notes payable	$510,110		$350,505

(1)	Upon acquisition of the Finley Road and Opus Place properties, Wells REIT II adjusted this loan to fair value by reducing the basis with a corresponding adjustment to building. This fair value adjustment is amortized to interest expense over the loan term. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $17.8 million and approximately $0.2 million, respectively, as of September 30, 2005, and approximately $17.8 million and $0.7 million, respectively, as of December 31, 2004.
(2)	Upon acquisition of the University Circle Buildings, Wells REIT II adjusted this loan to fair value by increasing the basis with a corresponding adjustment to building. This fair value adjustment is amortized to interest expense over the loan term. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $118.1 million and approximately $5.4 million, respectively, as of September 30, 2005.

During the three months ended September 30, 2005, Wells REIT II had the following activity with respect to its line of credit and notes payable:

On May 9, 2005, Wells REIT II entered into a $400.0 million, three-year, unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. The Wachovia Line of Credit replaces the $430.0 million, 180-day, secured revolving financing facility with Bank of America, N.A. (the “BOA Line of Credit”). As of September 30, 2005, Wells REIT II had no amount outstanding under the Wachovia Line of Credit. During September 2005, Wells REIT II pledged approximately $9.2 million of its borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. After consideration of the letters of credit, Wells REIT II had a remaining borrowing capacity, as of September 30, 2005, of up to approximately $240.4 million under the Wachovia Line of Credit.

On September 6, 2005, Wells REIT II entered into a $105.0 million promissory note with Citigroup Global Markets Realty Corporation (the “100 East Pratt Street Building mortgage note”). The 100 East Pratt Street Building mortgage note matures on June 11, 2017 (the “Maturity Date”); however, from September 6, 2005 through July 13, 2015, the lender has the right to cause the entire outstanding principal amount, together with all accrued and unpaid interest, to become due and payable as of September 11, 2015. The 100 East Pratt Street Building mortgage note bears interest at a fixed rate of 5.0775% per annum from September 6, 2005 through September 10, 2015, and the greater of (i) a fixed rate of 7.0775% per annum or (ii) the treasury rate, as defined, plus two percent, from September 11, 2015 through the Maturity Date. In addition to such interest payments, from September 11, 2015 through the Maturity Date, Wells REIT II is required to remit all excess cash flow generated by the 100 East Pratt Street Building to the lender as additional principal payments on the

100 East Pratt Street Building mortgage note. This note is secured by the 100 East Pratt Street Building, which had a net book value of approximately $109.4 million as of September 30, 2005. Wells REIT II may repay this facility in full without incurring any prepayment penalties beginning July 11, 2015.

On August 18, 2005, Wells REIT II entered into a $23.0 million interest-only promissory note with The Prudential Insurance Company of America (the “Nashoba Buildings mortgage note”), the proceeds from which were used to acquire an interest in a joint venture that owns the Nashoba Buildings (Note 3). The Nashoba Buildings’ mortgage note matures in September 2010 and bears interest at a fixed rate of 5.07% per annum. This note is secured by the Nashoba Buildings, which had a net book value of approximately $70.8 million as of September 30, 2005. Wells REIT II may prepay this facility at any time, subject to certain prepayment penalties.

On September 21, 2005, Wells REIT II assumed a $118.3 million promissory note with the Teachers Insurance & Annuity Association of America (the “University Circle Buildings mortgage note”) in connection with the acquisition of the University Circle Buildings (Note 3). The University Circle Buildings mortgage note matures in January 2011 and bears interest at a fixed rate of 6.04% per annum. This note is secured by the University Circle Buildings, which had a net book value of approximately $182.7 million as of September 30, 2005. Wells REIT II may prepay this facility at any time after December 31, 2005, subject to certain prepayment penalties.

Cash paid for interest was approximately $11.4 million and $3.7 million during the nine months ended September 30, 2005 and 2004, respectively.

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

Under the terms of the Advisory Agreement, the Advisor receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses the Advisor for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 1.0% of the net asset value of those investments at each quarter-end after deducting debt used to acquire or refinance properties;

•	Reimbursement for all costs and expenses the Advisor incurs in fulfilling its duties as the asset portfolio manager, including wages and salaries and other employee-related expenses of the Advisor’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor receives a disposition fee (described below) or an acquisition fee. Included in this amount are amounts paid for IRA custodial service costs allocated to Wells REIT II accounts;

•	For any property sold by Wells REIT II, a disposition fee equal to 3.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse the Advisor for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of September 30, 2005, the Advisor had incurred cumulative organization and offering costs on behalf of Wells REIT II of approximately $29.5 million, which represents approximately 1.8% of cumulative gross equity raised by Wells REIT II. Accordingly, Wells REIT II has incurred and charged to additional paid-in capital organization and offering costs of approximately $29.5 million.

On October 20, 2005, Wells REIT II entered into a new advisory agreement (the “New Advisory Agreement”) with the Advisor, which supersedes the existing Advisory Agreement and is effective through October 19, 2006; however, either party may terminate the New Advisory Agreement without cause or penalty upon providing 60 days’ written notice. The terms of the New Advisory Agreement are substantially identical to those of the Advisory Agreement except that disposition fees have declined from 3.0% (under the Advisory Agreement) to 1.0% (under the New Advisory Agreement) of the sales price.

Dealer-Manager Agreement

Wells REIT II has executed a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of the Advisor, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker dealers, and some of the fees may be reduced for certain classes of purchasers or for purchasers under the dividend reinvestment plan.

Property Management, Leasing, and Construction Agreement

On November 24, 2004, Wells REIT II entered into a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) with Wells Management Company, Inc. (“Wells Management”), an affiliate of the Advisor. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II will pay the following fees to Wells Management in accordance with the terms of the Management Agreement:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by Wells Management of the gross monthly income collected for that property for the preceding month;

•	Leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Wells REIT II during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month’s rent;

•	Fees equal to a specified percentage of up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party expenses for the three months and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Acquisition fees(1)	$5,758	$5,401	$19,424	$10,872
Reimbursement of organization and offering costs(2)	2,429	5,401	13,706	10,872
Asset management fees	2,775	1,042	7,043	1,346
Property management fees	107	—	116	—
Administrative reimbursements	540	322	2,525	583
Commissions(2)	20,244	18,902	68,200	38,051
Dealer-manager fees(2)	7,230	6,751	24,357	13,590

	$39,083	$37,819	$135,371	$75,314

(1)	Acquisition fees are capitalized as prepaid expenses and other assets in the accompanying consolidated balance sheets and are allocated to properties upon acquisition.
(2)	Commissions, dealer-manager fees, and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, leasing commissions, or construction-related fees during the nine months ended September 30, 2005 or 2004.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005	December 31, 2004
Asset management fees due to the Advisor	$927	$1,555
Organization and offering cost reimbursements due to the Advisor	861	3,759
Acquisition fees due to the Advisor	351	3,759
Commissions and dealer-manager fees due to WIS	450	651
Other salary and administrative reimbursements due to the Advisor	649	99

	$3,238	$9,823

Economic Dependency

Wells REIT II has engaged the Advisor and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II common stock, as well as other administrative responsibilities for Wells REIT II including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells REIT II is dependent upon the Advisor, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, the Advisor, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

6.	Commitments and Contingencies

Princeton Hill Take-Out Agreement

Wells Management, an affiliate of the Advisor, has developed a program that involves the acquisition of income-producing commercial properties through a series of single-member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties (the “Wells Section 1031 Program”) to persons seeking to reinvest the proceeds from a sale of real estate held for investment in another real estate investment for purposes of qualifying for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“1031 Participants”). Acquisitions of properties for the Wells Section 1031 Program are generally financed with a combination of permanent first mortgage financing and interim financing obtained from institutional lenders. Following the acquisition of a property, Wells Exchange attempts to sell co-tenancy interests in such property to 1031 Participants, the proceeds from which are typically used to immediately repay the investors’ pro rata shares of interim financing.

On September 7, 2005, Wells Exchange acquired a three-story office building located in Springdale, Ohio (the “Princeton Hill Property”) for the purpose of selling co-tenancy interests therein for a total of approximately $13.3 million. Commensurate with closing this acquisition, Wells Exchange and Wells REIT II entered an agreement (the “Princeton Hill Take-Out Agreement”), which provides that, in the event that co-tenancy interests remain unsold as of June 7, 2006, Wells REIT II would acquire such unsold co-tenancy interests at a price equal to the greater of (a) the amount required to repay the principal and interest outstanding on the interim financing or (b) Wells Exchange’s cost in the unsold co-tenancy interests. In consideration for the exposure created under the Princeton Hill Take-Out Agreement, Wells REIT II earned a fee of approximately $166,000 in September 2005, which is reported within interest and other income in the accompanying consolidated statement of operations.

As of September 30, 2005, Wells REIT II’s maximum exposure under the Princeton Hill Take-Out Agreement related to acquiring unsold co-tenancy interests in the Princeton Hill Property was approximately $5.0 million. As of October 7, 2005, Wells REIT II had no exposure under the Princeton Hill Take-Out Agreement, as Wells Exchange had sold all co-tenancy interests in the Princeton Hill Property to investors.

Decision One Building

On June 24, 2005, Wells REIT II entered into an agreement to purchase a five-story office building currently under construction that will contain approximately 180,000 rentable square feet in Lancaster, South Carolina (the “Decision One Building”) for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing commissions not to exceed $1.8 million. In connection with the execution of this agreement, Wells REIT II paid a nonrefundable deposit of $3.4 million to an escrow agent in June 2005, which will be applied to the purchase price. Completion of the construction of the Decision One Building is anticipated to occur in June 2006, at which point the purchase price will become due and payable to the seller. Decision One Mortgage Company will lease 100% of the Decision One Building at rental rates to be determined based upon total actual construction costs.

University Circle Buildings

In connection with the acquisition of the University Circle Buildings on September 21, 2005 (Note 3), Wells REIT II will owe additional purchase consideration ranging from $7.7 million to $12.9 million. The exact amount will be calculated pursuant to an earnout agreement between Wells REIT II and the seller and will be based on the amount of qualified leases, as defined, to be procured by the seller for currently vacant space on or before May 1, 2006. In connection with this earnout agreement, at closing, Wells REIT II assigned $7.7 million of available borrowings under the Wachovia Line of Credit to a letter of credit. At September 30, 2005, $7.7 million was reported within accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheet.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The current lease with the majority tenant of the 100 East Pratt Street Building, T. Rowe Price Group, Inc., entitles T. Rowe Price Group, Inc. to obligate Wells REIT II to fund tenant improvements or grant leasing commissions of up to $19.2 million, of which approximately $1.9 million may be used to offset future rental billings at the tenant’s discretion. As of September 30, 2005, no tenants have exercised such options that had not been materially satisfied.

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

Sale of Shares of Common Stock

From October 1, 2005 through October 31, 2005, Wells REIT II raised approximately $75.5 million through the issuance of approximately 7.6 million shares of common stock of Wells REIT II under its initial public offering. As of October 31, 2005, approximately 415.8 million shares remained available for sale to the public under Wells REIT II’s initial public offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan; however, this offering is scheduled to terminate with the acceptance of subscription agreements dated by November 26, 2005.

Wells REIT II has filed a registration statement with the SEC to register 300,600,000 shares of its common stock, of which up to 300,000,000 shares will be offered in the primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. Discounts may also be available for other categories of purchasers. The remaining 600,000 shares of common stock are offered under Wells REIT II’s amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The aforementioned registration statement was declared effective by the SEC on November 10, 2005. As of November 14, 2005, Wells REIT II had not issued any shares under this registration statement.

Taxable REIT Subsidiary

On October 4, 2005, Wells REIT II created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware single-member limited liability company. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, in order for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investment in Wells TRS cannot exceed 20% of value of the total assets of Wells REIT II.

Properties Under Contract

On October 28, 2005, Wells REIT II entered into a purchase and sale agreement to purchase a 27-story office building containing approximately 581,000 rentable square feet located in Houston, Texas, for a gross purchase price of $166.0 million, plus closing costs. In connection with the execution of the agreement, Wells REIT II paid a deposit of $3.0 million to an escrow agent, which will be applied to the purchase price. The acquisition is expected to be partially funded by the assumption of an existing $90.0 million fixed rate loan secured by the property. In the event that Wells REIT II does not receive approval for its assumption of the existing loan by November 28, 2005, the agreement will automatically terminate and, provided Wells REIT II complied in all material respects with its obligation to procure the loan assumption approval, the $3.0 million earnest money deposit will be refunded to Wells REIT II and Wells REIT II shall be relieved of all further liability and responsibility under the agreement.

On November 10, 2005, Wells REIT II entered into a purchase and sale agreement to purchase a six-story office building containing approximately 250,000 rentable square feet located in Irving, Texas, for a gross purchase price of $45.2 million, exclusive of closing costs. In connection with the execution of the agreement, Wells REIT II paid a deposit of $0.8 million to an escrow agent, which will be applied to the purchase price at closing.

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

Wells REIT II was formed on July 3, 2003, and began to receive investor proceeds from its initial public offering of common stock and acquire real estate assets during 2004. Thus, our results of operations for the three months and nine months ended September 30, 2005 and 2004 reflect growing operational revenues and expenses resulting from the acquisition of real properties, fluctuations in interest expense resulting from using varying levels of short- and long-term debt financing for such acquisitions, and relatively high general and administrative expenses, which have declined as a percentage of total revenues for 2005, as compared to 2004, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2005, we generated net cash flows from operating activities of approximately $44.5 million, which is primarily comprised of receipts of rental revenues, tenant reimbursements, and interest income, less payments for property operating expenses, asset and property management fees, interest expense, and general and administrative expenses. From cash flows from operating activities, proceeds from master leases and cash on hand, we paid dividends to stockholders of approximately $53.2 million. During the nine months ended September 30, 2005, we generated net cash flow from financing activities of approximately $809.2 million, primarily as a result of raising net proceeds from the sale of our common stock under our public offering of approximately $971.2 million, net of commissions and dealer-manager fees, and borrowing approximately $347.9 million. Such cash inflows from financing activities were primarily used to repay outstanding balances on the BOA Line of Credit, the Wachovia Line of Credit, and notes payable of approximately $336.4 million, to invest approximately $693.1 million in real estate and related assets and liabilities, to pay other offering costs of approximately $16.6 million, and to pay acquisition fees of approximately $22.8 million. We expect to utilize residual cash and cash equivalents of approximately $152.0 million as of September 30, 2005 to satisfy current liabilities, pay future dividends, fund future anticipated acquisitions of real properties, or reduce indebtedness.

We are currently experiencing increased market competition to acquire high-quality commercial office properties. At the same time, we continue to have capital inflows due to the sale of our equity securities, including investments of approximately $195.0 million funded by a nonrecurring special distribution paid in June 2005 by Wells REIT I, another Wells-sponsored investment program, to its stockholders. Though we anticipate receiving some additional investments in our equity securities funded by the special distribution paid to stockholders of Wells REIT I, we do not expect future additional investments from this special distribution to be significant.

On September 7, 2005, the board of directors of Wells REIT II declared a daily dividend for the fourth quarter of 2005, which is anticipated to be paid in December 2005, in an amount equal to an annualized $0.60 per share. Dividends declared for the fourth quarter of 2005 are consistent with dividends declared and paid for the first three quarters of 2005 on a per share basis. The combination of continuing sales of equity and the increase of the prices for high-quality commercial office properties has created downward pressure on our annualized dividend. For the nine months ended September 30, 2005, our funds from operations of $52.9 million (see page 25), when combined with master lease receipts of $15.1 million, was adequate to fund the payment of dividends to our stockholders of $53.2 million. However, due to the timing of cash receipts and payments from operations, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus is to continue to maintain the quality of our portfolio. Accordingly, we will opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. We will continue to carefully monitor our cash flows and market conditions, and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

We intend to continue to generate capital from the offering of common stock and from borrowings to expand and diversify our portfolio. We expect to fund our future acquisitions with proceeds from the offering of common stock and capacity under the Wachovia Line of Credit. As of October 31, 2005, we held a cash balance of approximately $224.5 million, of which we anticipate using the majority to fund the acquisition of two properties that are currently under contract (see Subsequent Events section below). As of October 31, 2005, we had no amount outstanding under the Wachovia Line of Credit. We pledged approximately $9.2 million of our borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. After considering the letters of credit, we had a remaining borrowing capacity, as of October 31, 2005, of up to $249.9 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to acquire the aforementioned properties, expand our portfolio, and meet our operating cash flow needs.

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

As further discussed in Note 6 to the accompanying consolidated financial statements, we entered into an agreement to purchase an office building, which is currently under construction, in Lancaster, South Carolina, for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing costs not to exceed $1.8 million upon completion. We anticipate construction of the Decision One Building to be completed in June 2006. We anticipate paying for this acquisition with equity proceeds, borrowings on the Wachovia Line of Credit, or a combination thereof, the allocation of which will depend upon the timing and amount of additional capital to be raised and future property acquisitions.

As of September 30, 2005, our contractual obligations are as follows (in thousands):

Payments due during the year ending December 31,	Outstanding Debt Obligations	Capital Lease Obligations
2005	$917	$—
2006	22,068	—
2007	4,973	—
2008	29,014	—
2009	5,470	—
2010	28,742	—
Thereafter	418,926	78,000

	$510,110	$78,000

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, and amortization and net income will increase in future periods as a result of owning the assets acquired during the quarter ended September 30, 2005 for an entire period and as a result of future acquisitions of real estate assets.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 (250,000 shares) on January 22, 2004, we acquired 14 real properties during the first nine months of 2004. During the remainder of 2004 and first nine months of 2005, we invested in 18 additional properties, which increased the total number of properties held in our portfolio to 32 as of September 30, 2005. Accordingly, the results of operations presented for the quarters ended September 30, 2005 and September 30, 2004 are not directly comparable.

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2004

Rental income and tenant reimbursements increased from approximately $15.1 million and $2.2 million, respectively, for the three months ended September 30, 2004 to approximately $35.8 million and $8.5 million, respectively, for the three months ended September 30, 2005, primarily as a result of the growth in the portfolio during the fourth quarter of 2004 and the first three quarters of 2005. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the quarter ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

Interest and other income increased from approximately $1.3 million for the three months ended September 30, 2004 to approximately $2.8 million for the three months ended September 30, 2005, primarily as a result of holding additional investor proceeds during the third quarter of 2005, which were generated from the sale of common stock under our ongoing offering during the fourth quarter of 2004 and the first three quarters of 2005. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $4.7 million and $1.3 million, respectively, for the three months ended September 30, 2004 to approximately $13.1 million and $3.5 million, respectively, for the three months ended September 30, 2005, primarily as a result of the growth in the portfolio during the fourth quarter of 2004 and the first three quarters of 2005. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended September 30, 2005 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $2.4 million and $4.2 million, respectively, for the three months ended September 30, 2004 to approximately $6.5 million and $11.7 million, respectively, for the three months ended September 30, 2005, primarily due to the acquisition of properties during the fourth quarter of 2004 and the first three quarters of 2005. Amortization of related lease costs increased by a greater amount than depreciation primarily as a result of amortizing related lease costs over shorter periods (the respective lease terms), as compared to depreciating buildings over 40 years. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $1.2 million for the three months ended September 30, 2004 to approximately $1.5 million for the three months ended September 30, 2005, primarily due to increases in administrative salary expense reimbursements related to owning a larger portfolio of real estate assets as a result of acquiring properties during the fourth quarter of 2004 and the first three quarters of 2005. General and administrative expenses as a percent of total revenues decreased from approximately 6% for the quarter ended September 30, 2004 to approximately 3% for the quarter ended September 30, 2005. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.

Interest expense decreased from approximately $6.7 million for the three months ended September 30, 2004 to approximately $5.5 million for the three months ended September 30, 2005, primarily due to the fact that average borrowings under our lines of credit decreased from approximately $287.9 million during the third quarter of 2004 to $0 during the third quarter of 2005. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the cost of borrowing. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Minority interest in earnings of consolidated subsidiaries increased from $0 for the three months ended September 30, 2004 to approximately $83,000 for the three months ended September 30, 2005, primarily as a result of acquiring an approximate 95% interest in a joint venture that owns the Highland Landmark III property on December 28, 2004. In addition, we acquired interests in two properties, the Nashoba Buildings and the Baldwin Point Building, through separate joint ventures with minority interest partners in August 2005. Earnings allocated to minority interest partners fluctuate based on the level of earnings generated by related properties and the nature of the allocation provisions provided in respective joint venture agreements. Accordingly, minority interest in earnings of consolidated subsidiaries is expected to continue to increase in future periods, as compared to historical periods, due to owning the Nashoba Buildings and the Baldwin Point Building for an entire period.

We recognized net income and net income per share of approximately $5.2 million and $0.03, respectively, for the third quarter of 2005, as compared to net loss and net loss per share of approximately ($1.7) million and ($0.04), respectively, for the three months ended September 30, 2004, primarily due to the fact that the increase in net operating income generated from our growing portfolio of properties outpaced the increase in property and portfolio expenses for the third quarter of 2005, as compared to the third quarter of 2004. Net income is expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the quarter ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2004

Rental income and tenant reimbursements increased from approximately $20.7 million and $3.2 million, respectively, for the nine months ended September 30, 2004 to approximately $90.7 million and $19.7 million, respectively, for the nine months ended September 30, 2005, primarily as a result of the growth in the portfolio during the fourth quarter of 2004 and the first three quarters of 2005. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the nine months ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

Interest and other income increased from approximately $1.7 million for the nine months ended September 30, 2004 to approximately $5.7 million for the nine months ended September 30, 2005, primarily as a result of holding additional investor proceeds during the nine months ended September 30, 2005, which were generated from the sale of common stock under our ongoing offering during the fourth quarter of 2004 and the first three quarters of 2005. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $6.2 million and $1.7 million, respectively, for the nine months ended September 30, 2004 to approximately $31.3 million and $8.9 million, respectively, for the nine months ended September 30, 2005, primarily as a result of the growth in the portfolio during the fourth quarter of 2004 and the first three quarters of 2005. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the nine months ended September 30, 2005 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $3.7 million and $5.5 million, respectively, for the nine months ended September 30, 2004 to approximately $15.8 million and $29.7 million, respectively, for the nine months ended September 30, 2005, primarily due to the acquisition of properties during the fourth quarter of 2004 and the first three quarters of 2005. Amortization of related lease costs increased by a greater amount than depreciation primarily as a result of amortizing related lease costs over shorter periods (the respective lease terms), as compared to depreciating buildings over 40 years. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the nine months ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $2.5 million for the nine months ended September 30, 2004 to approximately $6.1 million for the nine months ended September 30, 2005, primarily due to increases in administrative salary expense reimbursements related to owning a larger portfolio of real estate assets as a result of acquiring properties during the fourth quarter of 2004 and the first three quarters of 2005. General and administrative expenses as a percent of total revenues decreased from approximately 10% for the nine months ended September 30, 2004 to approximately 5% for the nine months ended September 30, 2005. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.

Interest expense increased from approximately $10.5 million for the nine months ended September 30, 2004 to approximately $16.7 million for the nine months ended September 30, 2005. The additional interest expense incurred during 2005 relates primarily to amounts drawn on our lines of credit and in the form of new mortgage notes and mortgage notes assumed in connection with acquisitions of properties during the first six months of 2005. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the cost of borrowing. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Minority interest increased from approximately $7,000 in loss of consolidated subsidiaries for the nine months ended September 30, 2004 to approximately $189,000 in earnings of consolidated subsidiaries for the nine months ended September 30, 2005, primarily as a result of acquiring an approximate 95% interest in a joint venture that owns the Highland Landmark III property on December 28, 2004. In addition, we acquired interests in two properties, the Nashoba Buildings and the Baldwin Point Building, through separate joint ventures with minority interest partners in August 2005. Earnings allocated to our minority interest partners fluctuate based on the level of earnings generated by related properties and nature of the allocation provisions provided in respective joint venture agreements. Accordingly, minority interest in earnings (loss) of consolidated subsidiaries is expected to continue to increase in future periods, as compared to historical periods, due to owning the Nashoba Buildings and the Baldwin Point Building for an entire period.

We recognized net income and net income per share of approximately $7.5 million and $0.06, respectively, for the nine months ended September 30, 2005, as compared to net loss and net loss per share of approximately

($4.6) million and ($0.23), respectively, for the nine months ended September 30, 2004, primarily due to the fact that the increase in net operating income generated from our growing portfolio of properties outpaced the increase in property and portfolio expenses for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004. Net income is expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the nine months ended September 30, 2005 for an entire period and future acquisitions of real estate assets.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and with other REITs. Our management believes that accounting for real estate assets in accordance with accounting principles generally accepted in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentations, provide a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

We believe that net income, as defined by GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income.

Noncash items such as depreciation, amortization, and gains on the sale of real estate assets are excluded from our calculation of FFO. Conversely, FFO is not adjusted to reflect the cost of capital improvements or any related capitalized interest. Our calculation of FFO is presented in the following table (in thousands, except for weighted-average shares outstanding):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$5,246	$(1,656)	$7,484	$(4,603)
Add:
Depreciation of real assets	6,542	2,386	15,773	3,743
Amortization of lease-related costs	11,655	4,197	29,659	5,524

FFO	$23,443	$4,927	$52,916	$4,664

Weighted-average shares outstanding	161,769,791	41,501,631	123,903,337	19,608,662

Set forth below is additional information related to selected material cash and non-cash items included in or excluded from net income (loss) above, which may be helpful in assessing our operating results:

Included in Net Income (Loss):

•	We recognized straight-line rental revenues of approximately $4.4 million and $1.6 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $9.9 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively;

•	We recognized amortization of intangible lease assets and liabilities as a net decrease to rental revenues of approximately $0.8 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $2.5 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively; and

•	We recognized amortization of deferred financing costs of approximately $0.2 million and $2.1 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $1.2 million and $4.1 million for the nine months ended September 30, 2005 and 2004, respectively.

Excluded from Net Income (Loss):

•	Master lease payments under various lease arrangements are not reflected in our net income. Master lease payments of $8.2 million and $15.1 million for the three- and nine-month periods ended September 30, 2005, respectively, are considered when determining cash available for dividends to our stockholders.

Through the first quarter 2004, we previously reported the amortization of the fair values of in-place leases related to opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships as an adjustment to rental income in our consolidated statements of operations. Beginning with the second quarter 2004, we have presented this amortization as amortization expense in our consolidated statements of operations, and have reclassified such amortization from rental income to amortization expense for the period previously presented. The period of amortization continues to be the term of the respective lease. This reclassification results in no change in net loss as previously reported. The primary purpose of this change is to more closely align our presentation of such costs with similar costs as classified by others in the real estate industry.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to offset the impact of inflation.

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining noncancelable term of the lease. The above-market and below-market lease values are capitalized as intangible lease assets and liabilities and amortized as an adjustment of rental income over the remaining terms of the respective leases.

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

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and our net income. We have determined that there has been no impairment in the carrying value of real estate assets held as of September 30, 2005.

Related-Party Transactions and Agreements

General

See Note 5 to our consolidated financial statements for a discussion of the various agreements with related parties.

Economic Dependency

We have engaged the Advisor and its affiliates, Wells Management and WIS, to provide certain services that are essential to us, including asset management services, supervision of the management and leasing of some properties owned by us, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, we are dependent upon the Advisor, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by the Advisor, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, the Advisor, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, the Advisor, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5, 6, and 7 to our consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Litigation against our Advisor and its affiliates (Note 5)

•	Decision One Building (Note 6)

•	University Circle Buildings (Note 6)

•	Commitments under existing lease agreements (Note 6)

•	Princeton Hill Take-Out Agreement (Note 6, 7)

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2005 through October 31, 2005, we raised approximately $75.5 million through the issuance of approximately 7.6 million shares of common stock under our initial public offering. As of October 31, 2005, approximately 415.8 million shares remained available for sale to the public under our initial public offering, exclusive of shares available under our dividend reinvestment plan; however, this offering is scheduled to terminate with the acceptance of subscription agreements dated by November 26, 2005.

We have filed a registration statement with the SEC to register 300,600,000 shares of common stock, of which up to 300,000,000 shares will be offered in the primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. Discounts may also be available for other categories of purchasers. The remaining 600,000 shares of common stock are offered under our amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. The aforementioned registration statement was declared effective by the SEC on November 10, 2005. As of November 14, 2005, we had not issued any shares under this registration statement.

Princeton Hill Take-Out Agreement

As of October 7, 2005, we have no exposure under the Princeton Hill Take-Out Agreement, as Wells Exchange has sold all co-tenancy interests in the Princeton Hill Property to investors.

Taxable REIT Subsidiary

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware single-member limited liability company. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings owned by us through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services will be subject to federal and state income taxes. In addition, in order for us to continue to qualify as a REIT, our investment in Wells TRS cannot exceed 20% of value of our total assets.

Properties Under Contract

On October 28, 2005, we entered into a purchase and sale agreement to purchase a 27-story office building containing approximately 581,000 rentable square feet located in Houston, Texas, for a gross purchase price of $166.0 million, plus closing costs. In connection with the execution of the agreement, we paid a deposit of $3.0 million to an escrow agent, which will be applied to the purchase price. The acquisition is expected to be partially funded by the assumption of an existing $90.0 million fixed rate loan secured by the property. In the event that we do not receive approval for our assumption of the existing loan by November 28, 2005, the agreement will automatically terminate and, provided we complied in all material respects with our obligation to procure the loan assumption approval, the $3.0 million earnest money deposit will be refunded to us and we shall be relieved of all further liability and responsibility under the agreement.

On November 10, 2005, we entered into a purchase and sale agreement to purchase a six-story office building containing approximately 250,000 rentable square feet located in Irving, Texas, for a gross purchase price of $45.2 million, exclusive of closing costs. In connection with the execution of the agreement, we paid a deposit of $0.8 million to an escrow agent, which will be applied to the purchase price at closing.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low-to-moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed to floating rate debt with the objective of achieving the most efficient mix between favorable rates and exposure to rate changes based on anticipated market conditions. Our line of credit is based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

We may enter into interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes, and the fair value of our debt approximates its carrying amount.

The Wachovia Line of Credit is our only debt instrument that bears interest at a variable rate. As of September 30, 2005, no amount was outstanding on the Wachovia Line of Credit.

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

Changes in Internal Control Over Financial Reporting

There has been no identified change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There were no material legal proceedings instituted against us or known to be contemplated by governmental authorities involving us during the period requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	On July 19, 2005, we issued options to purchase 8,000 shares of common stock at an exercise price of $12.00 per share to our independent directors under our Independent Director Stock Option Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

(b)	The registration statement relating to our initial public offering (No. 333-107066) was declared effective on November 26, 2003. The offering commenced on December 1, 2003 and is ongoing. WIS is the dealer-manager of our offering. The registration statement covers 600.0 million shares of common stock in a primary offering at an aggregate price of up to $6.0 billion and an additional 185.0 million shares under our dividend reinvestment plan at an aggregate price of $1.85 billion. Through September 30, 2005, we had sold approximately 176.6 million shares for gross offering proceeds of approximately $1.8 billion, out of which we incurred costs of approximately $35.3 million in acquisition fees and expenses, approximately $167.8 million in selling commissions and dealer-manager fees, and approximately $29.5 million in organization and offering costs to WIS and the Advisor, which are our affiliates.

For information regarding how we used the net proceeds from our initial public offering (along with how we used cash from operating activities and from borrowings) through September 30, 2005, see our consolidated statements of cash flows included in this report and in our Annual Report on Form 10-K for the year ended December 31, 2004.

(c)	During the quarter ended September 30, 2005, we redeemed shares as follows:

Period	Approximate Number of Shares Redeemed(1)	Approximate Average Price Paid per Share	Maximum Approximate Dollar Value of Shares Available That May Yet Be Redeemed in Calendar Year 2005 Under the Plan(2)(3)
July 2005	254,134	$9.71	$8,734,162
August 2005	198,778	$9.71	$6,803,486
September 2005	204,477	$9.33	$17,739,203

(1)	All shares redeemed were repurchased under our share redemption program. We announced the commencement of the program on December 10, 2003 and an amendment to the program on April 22, 2004.
(2)	During any calendar year, we will not redeem ordinary shares, exclusive of redemptions upon death or qualifying disability, in excess of 5% of the weighted-average common shares outstanding during the prior calendar year.
(3)	All redemptions under our share redemption program, including redemptions upon death or qualifying disability, are limited to those that can be funded with proceeds received from the sale of shares under our dividend reinvestment plan during in the current calendar year, less redemptions previously funded during such calendar year.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

There have been no defaults with respect to any of our indebtedness.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 19, 2005, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Our stockholders elected the following individuals to the board of directors: Leo Wells, III; Douglas Williams; Charles Brown; Richard Carpenter; Bud Carter; Donald Moss; Jack Pinkerton; Walter Sessoms; Neil Strickland; and Wayne Woody.

(c)	The above matter was approved by stockholders of the Registrant at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	56,641,316	1,284,173
Douglas Williams	56,734,758	1,190,731
Charles Brown	56,729,981	1,195,508
Richard Carpenter	56,715,069	1,210,420
Bud Carter	56,688,378	1,237,111
Donald Moss	56,715,292	1,210,197
Jack Pinkerton	56,669,640	1,255,849
Walter Sessoms	56,689,665	1,235,825
Neil Strickland	56,706,661	1,218,828
Wayne Woody	56,729,141	1,196,348

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2005, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to Third Quarter 2005 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 14, 2005	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX

TO

THIRD QUARTER 2005 FORM 10-Q

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registration Statement)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix A to the Prospectus included in the Registration Statement)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Registration Statement)

4.3	Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to Supplement No. 9 included in Post-Effective Amendment No. 9 to the Registration Statement under the caption “Share Redemption Plan”)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated October 20, 2005 (incorporated by reference to Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (file no. 333-107066))

10.2	Form of Dealer Manager Agreement between the Company and Wells Investment Securities, Inc. dated November 10, 2005 (incorporated by reference to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11 (file no. 333-125643))

10.3	Purchase and Sale Agreement (relating to the acquisition of University Circle) entered August 1, 2005 between University Circle Investors, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2005)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002