Form 10-K
period 2005-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2006-03-28
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                          Accelerated filer  ☐                                      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Aggregate market value of the common stock held by non-affiliates:

While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2005 was approximately 147,215,812.

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust II, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 29, 2006.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Wells REIT II is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004.

Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. As of February 28, 2006, Wells REIT II owned more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. Except where otherwise noted, references to Wells REIT II, “we,” “us,” or “our” herein shall include all subsidiaries of Wells REIT II, including Wells OP II, its subsidiaries, and consolidated joint ventures.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2005, we owned interests in 37 office properties, one industrial building, and one hotel, comprised of approximately 11.3 million square feet of commercial space located in 15 states and the District of Columbia. As of December 31, 2005, our office and industrial properties were approximately 96% leased.

Our stock is not listed on a public securities exchange. However, our charter requires that, in the event that our stock is not listed on a national securities exchange by October 2015, we must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval of an extension or amendment to this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash dividends paid to our investors and to preserve, protect, and return our investors’ capital contributions. We also seek long-term capital appreciation from our investments.

Our investment philosophy emphasizes diversification of our portfolio for geographic locations, tenants, industry group of tenants, and timing of lease expirations. Prior to acquisition we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property, tenant, or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until re-leased.

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target have become more highly valued in the marketplace and, accordingly, there is increased competition in acquiring properties with these creditworthy tenants. As a result, the purchase prices for such properties have increased and capitalization rates (“cap rates”), or first-year returns on real estate investments, have declined. We remain committed to investing in quality properties with creditworthy tenants.

Generally, we are responsible for the replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases include reimbursement provisions that require the tenant to pay, as additional rent, all or a portion of real estate taxes; sales and use taxes; special assessments; utilities, insurance, and building repairs; and other building operation and management costs. Such reimbursement provisions mitigate the risks related to rising costs. Upon the expiration of leases at our properties, our objective is to negotiate leases that contain similar reimbursement provisions; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement provisions.

Financing Objectives

To date, we have financed our acquisitions through a combination of raising equity in public offerings and debt incurred or assumed upon the acquisition of certain properties. We anticipate that the majority of the cost of acquisitions will be funded from the proceeds of our ongoing public offering. However, acquisitions may be funded by existing or future debt arrangements.

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

Currently, we have debt outstanding under our variable rate lines of credit as well as long-term fixed mortgages. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Operating Objectives

We will continue to focus on the following key operating factors:

•	Raising sufficient amounts of equity capital to acquire a large, diversified portfolio while maintaining a moderate leverage ratio;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market dividend at a time when the demand for such properties is high;

•	Ensuring that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, in order to receive the maximum returns on our properties as permitted by the market;

•	Considering appropriate actions for future lease expirations to ensure that we can position properties appropriately to retain existing tenants or negotiate lease amendments lengthening the term of the lease, resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Controlling operating expenses as a percentage of revenues as we take advantage of certain economies of scale.

Employees

We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”) provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled approximately $3.8 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we have to pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements, offer other inducements, or we may be unable to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain services essential to us, including asset management services, supervision of the management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for us, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of our common stock and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. As of December 31, 2005, no tenant represented more than 10% of our current year rental revenues and one tenant represents approximately 11% of our future rental income. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts in all material respects as they become due. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership sponsored by Wells Capital and Mr. Wells, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners of Fund I; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the Securities and Exchange Commission (“SEC”), including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsref.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

ITEM 1A.	RISK FACTORS

Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

The current market for high-quality office properties is extremely competitive and if we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives and the returns on our investments will be lower than they otherwise would be.

We believe the current market for high-quality office properties is extremely competitive. We are competing for these real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. The greater the number of entities and resources competing for high-quality office properties the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay dividends. We cannot be sure that Wells Capital will be successful in obtaining suitable investments on financially attractive terms or that, if Wells Capital makes investments on our behalf, our objectives will be achieved. The more money we raise in our ongoing public offering, the greater our challenge will be to invest all of the net proceeds of that offering on attractive terms.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on those properties.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce the return to our stockholders.

We depend on tenants for our revenue. Accordingly, lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to stockholders.

Our inability to sell a property when we plan to could limit our ability to pay cash distributions to our stockholders.

General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame that we desire. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserve, other reserves that we may establish, or our existing line of credit, we do not have sources specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

Our operating results may suffer because of potential development and construction delays and resultant increased costs and risks.

We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of our joint venture partners could reduce the returns on our joint venture investments.

We have entered into joint ventures with third parties to acquire, develop, or improve properties and will likely acquire additional properties through joint venture arrangements. Such investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility that our co-venturer in an investment might become bankrupt;

•	that such co-venturer may at any time have economic or business interests or goals that are or that become inconsistent with our business interests or goals; or

•	that such co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the returns to our investors.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent, or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our cash flow and ability to make distributions.

Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions.

Under various federal, state and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

If we sell properties and provide financing to purchasers, defaults by the purchasers would decrease our cash flows and limit our ability to make distributions.

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash dividends to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or the reinvestment of proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed of.

Risks Related to an Investment in Us

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares.

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange or the Nasdaq National Market. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment because of the illiquid nature of our shares.

We may be unable to pay or maintain cash distributions or increase distributions over time, and, until we have invested the proceeds of our ongoing public offering and our properties are generating sufficient cash flow, we may have difficulty funding our distributions solely from cash flow from operations, which could reduce the funds we have available for investment and the return to our investors.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations; however, while we are in our offering stage and until our properties are generating sufficient cash flow, we may fund our distributions from borrowings or even the net proceeds from our ongoing public offering. If we fund distributions from financings or the net proceeds from our public offering, we will have less funds available for the acquisition of properties, and the overall return to our investors may be reduced. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

If we are required to register as an investment company under the Investment Company Act, the return to our stockholders would be reduced; if we become an unregistered investment company, we could not continue our business.

We do not intend to register as an investment company under the Investment Company Act of 1940, as amended. If we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, recordkeeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

In order to maintain our exemption from regulation under the Investment Company Act, we must engage primarily in the business of buying real estate. To maintain compliance with the Investment Company Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forego opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

Our investors may be more likely to sustain a loss on their investment because our promoters do not have as strong an economic incentive to avoid losses as do promoters who have made significant equity investments in their company.

As of February 28, 2006, our promoters had only invested approximately $1.3 million in us, primarily by our advisor purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering and by our three officers purchasing shares of common stock for $9.05 per share in our initial public offering. Therefore, if we are successful in raising enough proceeds from our ongoing public offering to be able to reimburse our promoters for the significant organization and offering expenses of that offering, our promoters have little exposure to loss, especially if our shares are worth more than $9.05 per share upon the disposition of our properties. Without this exposure, our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

Risks Related to Our Corporate Structure

Our loss of or inability to obtain the services of key personnel could delay or hinder the implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams or Fretz, nor do Wells Capital or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, Wells Capital, or its affiliates. If any of these key personnel were to cease their affiliation with us, Wells Capital, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and our property managers’ ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and our advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations; thus, adverse changes in the financial health of Wells Capital and its affiliates or adverse changes to our relationship with them could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Payment of fees to Wells Capital and its affiliates will reduce cash available for investment and distribution.

Wells Capital and its affiliates will perform services for us in connection with the offer and sale of our shares in our ongoing public offering, the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We will pay them substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.

If we are unable to obtain funding for future capital needs, cash distributions to our stockholders and the value of our investments could decline.

When tenants do not renew their leases or otherwise vacate their space, we will often need to expend substantial funds for tenant improvements to the vacated space in order to attract replacement tenants. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls, and rooftops.

If we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales, or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders.

Our rights and the rights of our stockholders to recover claims against our independent directors are limited, which could reduce our recovery and our stockholders’ recovery against them if they negligently cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees and agents) in some cases.

Federal Income Tax Risks

Failure to qualify as a REIT would reduce our net income and cash available for distributions.

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would reduce the return to our stockholders.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

Stockholders may have current tax liability on distributions they elect to reinvest in our common stock.

Participants in our dividend reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, participants will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value. As a result, and except with respect to tax-exempt entities, participants in our dividend reinvestment plan may have to use funds from other sources to pay the tax liability on the value of the shares of common stock they receive.

Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state and local taxes on our income or property. For example:

•	In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•	We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•	If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•	If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•	We may perform additional, non-customary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of non-deductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

To maintain our REIT status, we may be forced to forego otherwise attractive opportunities, which could delay or hinder our ability to meet our investment objectives and lower the return to our stockholders.

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Because of the ownership structure of our hotel property, we face potential adverse effects from changes to the applicable tax laws.

We own one hotel property. However, under the Internal Revenue Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. manages the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS are changed, we may be forced to modify the structure for owning our hotel property or sell our hotel property, which may adversely affect our cash flows. In addition, the Internal Revenue Service, the United States Treasury Department, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel property.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of February 28, 2006, we had total outstanding indebtedness of $737.8 million, which consisted of $257.5 million outstanding under our $400.0 million credit facility, $9.1 million under our construction line of credit, and fixed rate mortgages on certain properties totaling approximately $471.2 million. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our dividend, and for other purposes.

Significant borrowings by us increase the risks of an investment in us. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our $400 million credit facility includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any non-recourse obligation of $20 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Wells Capital as our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

As of February 28, 2006, we had $737.8 million of indebtedness, including $266.6 million of variable-rate debt. We expect that we will incur additional indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay dividends. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

High debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our policies do not limit us from incurring additional debt until debt would exceed 50% of the cost of our assets, though we may exceed this limit under some circumstances. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

Risks Related to Conflicts of Interest

Wells Capital and possibly Wells Management will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., our advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering the overall return to our stockholders.

We rely on Wells Capital to identify suitable investment opportunities. Other WREF-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other WREF-sponsored programs. If Wells Capital directs an investment opportunity to a WREF-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, we rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Our charter disclaims any interest in an investment opportunity known to Wells Capital that Wells Capital has not recommended to us. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of dividends we may be able to pay.

Wells Capital will face conflicts of interest relating to joint ventures that we may form with affiliates of Wells Capital, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other WREF-sponsored programs for the acquisition, development or improvement of properties. Wells Capital may have conflicts of interest in determining which WREF-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Wells Capital may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since Wells Capital and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations to suffer.

We rely on Wells Capital and its affiliates for the day-to-day operation of our business. Wells Capital and its affiliates, including our officers, have interests in other WREF-sponsored programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other WREF-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs could delay the investment of the proceeds of our ongoing public offering. Delays we encounter in the selection, acquisition and development of income-producing properties would reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.

Our executive officers and some of our directors are also officers and directors of our advisor, our dealer-manager and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Wells Capital and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other WREF-sponsored programs, which could result in actions that are not in the long-term best interest of our stockholders.

Wells Capital and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells Capital who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal, or enforcement of our agreements with Wells Capital and its affiliates, including the advisory agreement, the dealer-manager agreement, and any property management and leasing agreements;

•	public offerings of equity by us, which entitle WIS to dealer manager fees and entitle Wells Capital to increased acquisition and asset management fees;

•	property sales, which entitle Wells Capital to real estate commissions and possible success-based sale fees;

•	property acquisitions from other WREF-sponsored programs, which might entitle Wells Capital to real estate commissions and possible success-based sale fees in connection with its services for the seller;

•	property acquisitions from third parties, which utilize proceeds from our public offerings, thereby increasing the likelihood of continued equity offerings and related fee income for WIS and Wells Capital;

•	whether and when we seek to list our common stock on a national securities exchange or the Nasdaq National Market, which listing could entitle Wells Capital to a success-based listing fee but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•	whether and when we seek to sell the company or its assets, which could entitle Wells Capital to a success-based fee but could also hinder its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

The acquisition fees paid to Wells Capital and management and leasing fees paid to its affiliate, Wells Management, will be paid irrespective of the quality of their acquisition or property-management services during the term of the related agreement. Moreover, Wells Capital and Wells Management will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in the best interests of our stockholders.

Our board’s loyalties to Wells Real Estate Investment Trust, Inc. (“Wells REIT”) (and possibly to future WREF-sponsored programs) could influence its judgment, resulting in actions that are not in our stockholders’ best interest or that result in a disproportionate benefit to another Wells program at our expense.

Eight of our ten directors are also directors of Wells REIT. The loyalties of those eight directors to Wells REIT may influence the judgment of our board when considering issues for us that may affect Wells REIT, such as the following:

•	The conflicts committee of our board of directors must evaluate the performance of Wells Capital with respect to whether Wells Capital is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to Wells REIT or if our advisor is giving preferential treatment to Wells REIT in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•	In connection with considering the renewal of our property management, leasing, and construction agreement with Wells Management, the conflicts committee must make a similar evaluation with respect to the performance of Wells Management in managing and leasing our properties. If Wells Management is not performing well as our property manager because of its services for Wells REIT, the divided loyalties of the members of our conflicts committee could make them less willing to insist on improvement in the performance of Wells Management or to seek another property manager.

•	The conflicts committee will likely decide whether we purchase a property. This decision could be influenced by the hope that Wells Capital would present the opportunity to Wells REIT if we did not pursue it.

•	We could enter into transactions with Wells REIT, such as property sales or acquisitions, joint ventures, or financing arrangements. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to Wells REIT.

•	A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of Wells REIT.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of Wells REIT.

We could also face similar conflicts if our promoters sponsor additional REITs.

Section 1031 Exchange Program Risks

We may have increased exposure to liabilities from litigation as a result of our participation in the Section 1031 Exchange Program, which increases the risks our stockholders face.

Wells Management has developed a program to facilitate real estate acquisitions for persons (“1031 Participants”) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“Section 1031 Exchange Program”). The Section 1031 Exchange Program involves a private placement of co-tenancy interests in real estate. There are significant tax and securities disclosure risks associated with these private placement offerings of co-tenancy interests to 1031 Participants. For example, in the event that the Internal Revenue Service conducts an audit of the purchasers of co-tenancy interests and successfully challenges the qualification of the transaction as a like-kind exchange, purchasers of co-tenancy interests may file a lawsuit against the entity offering the co-tenancy interests and its sponsors. We provide certain financial guarantees in the event co-tenancy interests in such offerings are not sold and could therefore be named in or otherwise required to defend against lawsuits brought by 1031 Participants. Any amounts we are required to expend for any such litigation claims may reduce the amount of funds available for distribution to our stockholders. In addition, disclosure of any such litigation may limit our future ability to raise additional capital through the sale of stock or borrowings.

We are subject to risks associated with co-tenancy arrangements that are not otherwise present in a real estate investment; these risks could reduce the value of our co-tenancy investments and the overall return to our investors.

Our participation in the Section 1031 Exchange Program involves an obligation to purchase any co-tenancy interests in a property that remains unsold at the completion of a Section 1031 Exchange Program private placement offering. Accordingly, we could be required to purchase the unsold co-tenancy interests and thus become subject to the risks of ownership of properties in a co-tenancy arrangement with unrelated third parties.

Ownership of co-tenancy interests involves risks not otherwise present with an investment in real estate such as the following:

•	the risk that a co-tenant may at any time have economic or business interests or goals that are inconsistent with our business interests or goals;

•	the risk that a co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	the possibility that a co-tenant might become insolvent or bankrupt, which may be an event of default under mortgage loan financing documents, or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-tenants owning interests in the property.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the returns to our investors.

In the event that our interests become adverse to those of the other co-tenants, we may not have the contractual right to purchase the co-tenancy interests from the other co-tenants. Even if we are given the opportunity to purchase such co-tenancy interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-tenancy interests from the 1031 Participants.

We might want to sell our co-tenancy interests in a given property at a time when the other co-tenants in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-tenancy interests in a property than it would be to find a buyer for a property we owned entirely.

Our participation in the Section 1031 Exchange Program may limit our ability to borrow funds in the future; this could reduce the number of investments we can make and limit our ability to make distributions to our stockholders.

Institutional lenders may view our obligations under agreements to acquire unsold co-tenancy interests in properties as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Lenders providing lines of credit may restrict our ability to draw on our lines of credit by the amount of our potential obligation. Further, our lenders may view such obligations in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders that limit the amount of loans they can make to any one borrower. These events could limit our operating flexibility and our ability to make distributions to our stockholders.

Retirement Plan Risks

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit sharing trusts or IRAs investing in shares. Fiduciaries investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2005, we owned interests in 37 office properties, one industrial building, and one hotel located in 15 states and the District of Columbia. All of these properties are included in our accompanying consolidated financial statements and in the property statistics below. Thirty-three of our properties are wholly owned and six are owned through consolidated joint ventures. At December 31, 2005, our office and industrial properties were approximately 96% leased with an average lease term remaining of approximately 7.9 years.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office and industrial properties as of December 31, 2005 and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2005 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2005 Annualized Gross Base Rent
Vacant	$—	454	0%
2006	2,308	76	1%
2007	18,804	659	7%
2008	11,669	430	4%
2009	13,595	988	5%
2010	21,238	862	8%
2011	28,025	714	11%
2012	33,649	1,259	13%
2013	14,474	586	6%
2014	14,462	553	6%
2015	13,920	546	5%
Thereafter	88,768	3,832	34%

	$260,912	10,959	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2005.

Location	2005 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rent
Cleveland	$35,643	1,321	14%
Atlanta	30,281	1,778	12%
San Jose	26,351	451	10%
Houston	22,935	841	9%
Baltimore	19,903	656	8%
Chicago	18,559	963	7%
Northern New Jersey	13,200	607	5%
Washington, D.C.	11,605	275	4%
Boston	11,580	706	4%
Los Angeles	9,052	310	3%
Winston-Salem	8,330	431	3%
Oakland	6,549	194	3%
Other*	46,924	2,426	18%

	$260,912	10,959	100%

*	None more than 3%.

The following table shows the tenant industry diversification of our office and industrial properties as of December 31, 2005.

Industry	2005 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rent
Legal Services	$46,218	1,243	18%
Depository Institutions	31,587	1,141	12%
Security & Commodity Brokers	21,137	666	8%
Communication	20,175	799	8%
Business Services	19,794	835	8%
Electronic Equipment	17,550	1,360	7%
Transportation Equipment	13,735	394	5%
Engineering & Management Services	13,128	509	5%
Industrial Machinery & Equipment	11,282	660	4%
Insurance Carriers	8,976	511	3%
Food & Kindred Products	6,965	396	3%
Oil & Gas Extraction	6,729	284	3%
Other*	43,636	2,161	16%

	$260,912	10,959	100%

*	None more than 3%.

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2005.

Tenant	2005 Annualized Gross Base Rent (in thousands)	Percentage of 2005 Annualized Gross Base Rent
Key Bank	$20,241	8%
T. Rowe Price	11,892	5%
Northrop Grumman	8,695	3%
AT&T	8,255	3%
Bingham McCutchen LLP	7,573	3%
General Electric	7,322	3%
Lucent Technologies	6,622	3%
DLA Piper Rudnick Gray Cary	6,615	3%
IBM	6,324	2%
Verizon Communications	6,221	2%
BlueLinx Co.	5,841	2%
Weatherford International	5,736	2%
Acxiom	5,594	2%
Other*	153,981	59%

	$260,912	100%

*	None more than 2%.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2005.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition. Nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2006, we had approximately 208.9 million shares of common stock outstanding held of record by a total of approximately 78,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in our ongoing public offering of our common stock, we are required pursuant to NASD Conduct Rules to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of the shares is $10 per share as of December 31, 2005. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until three years after the completion of our offering stage, Wells Capital expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K. (We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.)

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly dividend distributions to our stockholders. We have declared and paid dividends quarterly based on daily record dates.

Quarterly distributions made to the stockholders during 2004 and 2005 were as follows (in thousands, except per share amounts):

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$87	$1,591	$5,597	$9,338	$16,613

Per Share Investment Income	$0.012	$0.035	$0.038	$0.038	$0.123
Per Share Return of Capital	$0.036	$0.107	$0.113	$0.113	$0.369

Total Per Share Distribution	$0.048	$0.142	$0.151	$0.151	$0.492

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$12,901	$16,695	$23,588	$27,402	$80,586

Per Share Investment Income	$0.082	$0.083	$0.083	$0.083	$0.331
Per Share Return of Capital	$0.066	$0.067	$0.068	$0.068	$0.269

Total Per Share Distribution	$0.148	$0.150	$0.151	$0.151	$0.600

Dividends for the fourth quarter of 2005 were paid in December 2005 to stockholders of record during the period from September 16, 2005 through December 15, 2005. Dividends for the first quarter of 2006 have been declared by the board of directors at a rate consistent with our 2005 annualized dividend of $0.60 per share for stockholders of record during the period from December 16, 2005 to March 15, 2006 and were paid to stockholders in March 2006.

Approximately 55% and 25% of the dividends paid during the years ended December 31, 2005 and 2004, respectively, were taxable to the investor as ordinary taxable income with the remaining amount characterized as a return of capital. The amount of dividends paid and taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

Use of Public Offering Proceeds

Initial Public Offering

On December 1, 2003, we commenced our initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of such shares reserved for issuance under our dividend reinvestment plan. We stopped offering shares for sale under the 600.0 million-share primary offering on November 26, 2005. We raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 195.2 million shares in the initial public offering.

After payment of acquisition fees of approximately $38.3 million, selling commissions and dealer-manager fees of approximately $181.4 million, other organization and offering expenses of approximately $31.6 million, and common stock redemptions of approximately $13.3 million under the share redemption program, we had received aggregate net offering proceeds from our initial public offering of approximately $1.7 billion as of December 31, 2005, all of which has been invested in real properties.

Follow-on Public Offering

On November 10, 2005, we commenced a follow-on offering of up to 300.6 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 0.6 million of such shares reserved for issuance under our dividend reinvestment plan. As of December 31, 2005, we had raised gross offering proceeds of approximately $38.5 million from the sale of approximately 3.9 million shares in the follow-on offering.

After payment of acquisition fees of approximately $1.4 million, selling commissions and dealer-manager fees of approximately $6.9 million, other organization and offering expenses of approximately $0.8 million, and common stock redemptions of approximately $3.4 million under the share redemption program, we had received aggregate net offering proceeds from our follow-on offering of approximately $26.0 million as of December 31, 2005, all of which has been invested in real properties. From January 1, 2006 through February 28, 2006, we raised approximately $116.3 million through the issuance of approximately 11.6 million shares of common stock under our follow-on offering.

Redemption of Common Stock

Our board of directors has authorized a share redemption program (“SRP”) for investors who have held shares for more than one year, subject to certain limitations. Redemptions sought within two years of the death or qualifying disability of a stockholder do not require a one-year holding period. Shares redeemed during a calendar year under the SRP, other than upon the death or qualifying disability of a stockholder, may not exceed (i) 50% of the net proceeds from the sale of shares through the dividend reinvestment plan in the current calendar year or (ii) 5% of the weighted-average common shares outstanding during the prior calendar year. In addition, we currently limit all redemptions under our SRP during any calendar year, including redemptions upon death or qualifying disability, to those that can be funded with proceeds received from the sale of shares under our dividend reinvestment plan during the current calendar year.

Initially and for the first three years after we complete our offering stage, any shares redeemed under the SRP are purchased by us at $9.10 per share (or 91% of the price at which we sold the share) unless the shares are being redeemed in connection with the death or disability of a stockholder. Thereafter, the redemption price will equal 95% of the estimated per share value of our shares, as estimated by Wells Capital or another firm we might choose for that purpose. The redemption price for shares being redeemed in connection with the death or disability of a stockholder is the amount paid for the shares until three years after we complete our offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of the estimated per share value of our shares. Our board of directors may amend or terminate the share redemption program at any time upon 30 days’ notice.

During the quarter ended December 31, 2005, we redeemed shares pursuant to our share redemption program as follows (in thousands, except per share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2005	182	$9.45	(2)
November 2005	172	9.40	(2)
December 2005	167	9.45	(2)

(1)	All shares repurchased were repurchased under our share redemption program. We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004 and in this annual report on Form 10-K (see below).
(2)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above. See below for a description of the limits on redemptions that will take effect at the end of April 2006.

Our board of directors recently approved changes to the limits on our ability to redeem shares under the SRP, which will become effective 30 days after the filing of this annual report on Form 10-K. The primary effect of these changes should be to increase the number of shares we can redeem upon the request of the heirs of our stockholders. The limits on our ability to redeem shares under the amended program are as set forth below:

•	We will not make an Ordinary Redemption until one year after the issuance of the shares to be redeemed. Redemptions that do not occur within two years of a stockholder’s death or qualifying disability are “Ordinary Redemptions.”

•	We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our DRP during such period.

•	We will limit Ordinary Redemptions and those in connection with a “qualifying disability” so that the aggregate of such redemptions during any calendar year does not exceed 100% of the net proceeds from our DRP during the calendar year.

•	We will limit all redemptions (including those upon the death or “qualifying disability” of a stockholder) during any calendar year to no more than 5% of the weighted-average number of shares outstanding in the prior calendar year.

Unregistered Issuance of Stock Options

On July 19, 2005, we issued options to purchase 8,000 shares of common stock to our independent directors under our Independent Director Stock Option Plan. These options were issued with an exercise price of $12 per share and were issued under an exemption from registration under Section 4(2) of the Securities Act of 1933, as the securities were issued privately to eight accredited investors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2005 and 2004, and the period from inception (July 3, 2003) to December 31, 2003 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per share data).

	December 31, 2005	December 31, 2004	December 31, 2003
Total assets	$2,688,883	$1,155,765	$1,652
Total stockholders’ equity	$1,659,754	$677,115	$1
Outstanding debt	$832,402	$350,505	—
Outstanding long-term debt	$810,976	$233,977	—
Obligations under capital leases	$78,000	$78,000	—

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (July 3, 2003) to December 31, 2003
Total revenues	$164,008	$50,701	—
Net income (loss)	$12,521	$(4,562)	—
Funds from operations(1)	$80,236	$14,922	—

Cash flows from operations(2)	$76,351	$22,722	$(44)
Cash flows used in investing activities(2)	$(1,262,128)	$(919,658)	—
Cash flows provided by financing activities(2)	$1,200,253	$917,655	$201
Dividends paid	$80,586	$16,613	—

Per share data:
Net income (loss)—basic and diluted	$0.09	$(0.15)	$(4.70)
Funds from operations(1)	$0.57	$0.48	$(4.70)
Dividends declared	$0.60	$0.49	—
Weighted-average shares outstanding	139,680	31,372	—

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.
(2)	Prior period amounts adjusted to conform with current period presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on July 3, 2003 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are located in major metropolitan areas throughout the United States. We have no paid employees and are externally advised and managed by Wells Capital and Wells Management. We have elected to be taxed as a real estate investment trust for federal income tax purposes.

Prior to commencing our initial public offering on December 1, 2003, we had approximately $200,000 in assets and no real estate operations. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 in our initial public offering on January 22, 2004, we began acquiring real estate assets. Thus, our results of operations for the years ended December 31, 2005 and 2004 reflect growing operational revenues and expenses resulting from the acquisition of properties, fluctuations in interest expense resulting from the use of varying levels of short-term and long-term debt financing for such acquisitions, and general and administrative expenses, which have declined as a percentage of total revenues for 2005, as compared to 2004, commensurate with the operational growth of the enterprise.

During 2004, we raised approximately $792.0 million through the issuance of common stock and acquired an interest in 18 properties for an aggregate purchase price of approximately $1.0 billion. During 2005, we raised approximately $1.2 billion through the issuance of common stock and acquired an interest in 21 properties for an aggregate purchase price of approximately $1.5 billion. To purchase these assets, we used net equity proceeds and indebtedness. As of December 31, 2005 and 2004, our borrowings totaled approximately $832.4 million and $350.5 million, respectively.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending, and net exports. Annual GDP growth is projected to remain in the range of three percent during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographic region, metropolitan area, and submarket.

The real estate capital transactions market remains healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Cap rates, or first-year returns on real estate investments, remain low and are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions on our Portfolio

The level of cap rates is reflective of current market conditions and, as a result, is a major factor affecting the purchase prices of properties in which we invest. While some of the factors noted above indicate that future cap rates could remain stable, the extent to which our portfolio may be affected by future cap rate levels is dependent upon the extent of our future fundraising and investing activities. We expect to continue to raise equity proceeds from the sale of our common stock at a similar rate to the fourth quarter of 2005 and anticipate cap rates to remain stable; as such, we do not anticipate that our portfolio will be significantly impacted by the market conditions described above in the near-term.

Liquidity and Capital Resources

Overview

From January 2004 through December 2005, we raised significant funds through the sale of our common stock under our public offerings. Proceeds from these sales of common stock, net of offering costs and other expenses, were used primarily to fund the acquisition of real properties and certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

The competition to acquire high-quality commercial office properties remains high. In addition, we continue to raise capital at a rate comparable to the fourth quarter of 2005. As such, due to timing differences in acquiring properties, as compared to raising capital, and in making operating payments, as compared to collecting operating receipts, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus is to continue to maintain the quality of our portfolio. Accordingly, in this intensely competitive environment, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. We will continue to carefully monitor our cash flows and market conditions, and their impact on our earnings and future dividend projections.

Short–Term Liquidity and Capital Resources

During the year ended December 31, 2005, we generated net cash flows from operating activities of approximately $76.4 million, which is primarily comprised of receipts for rental revenues, tenant reimbursements, and interest income, less payments for property operating expenses, asset and property management fees, interest expense, and general and administrative expenses. From cash flows from operating activities and proceeds from master leases of approximately $15.4 million during the year ended December 31, 2005, we paid dividends to stockholders of approximately $80.6 million. During the year ended December 31, 2005, we generated net cash flow from financing activities of approximately $1,200.3 million, primarily as a result of raising net proceeds from the sale of our common stock under our public offerings of approximately $1,194.6 million and receiving proceeds from additional borrowings of approximately $592.4 million. Such cash inflows from financing activities were primarily used to invest approximately $1,225.1 million in real estate, to repay outstanding balances on our lines of credit and notes payable of approximately $360.7 million, and to pay commissions and dealer-manager fees of $109.4 million. We expect to utilize residual cash and cash equivalents of approximately $35.4 million as of December 31, 2005 to satisfy current liabilities, pay future dividends, fund future anticipated acquisitions of real properties, or reduce indebtedness.

On December 7, 2005, the board of directors of Wells REIT II declared a daily dividend for stockholders of record from December 16, 2005 through March 15, 2006 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter in 2005 on a per share basis. Such dividend was paid on March 22, 2006. During the year ended December 31, 2005, our funds from operations of approximately $80.2 million (see “—Funds From Operations”), when combined with master lease receipts of $15.4 million, were adequate to fund the payment of dividends to our stockholders of $80.6 million.

On May 9, 2005, we entered into a $400.0 million, three-year unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). The Wachovia Line of Credit replaced the $430.0 million, 180-day secured revolving financing facility with Bank of America, N.A. In connection with the closing, we paid fees and expenses totaling approximately $2.1 million. We have pledged approximately $9.2 million of our total borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs.

The Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits our ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits our ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	requires our ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest coverage ratios;

•	requires maintenance of certain minimum stockholders’ equity balances; and

•	limits investments that fall outside our core investments of improved office and industrial properties.

Under the terms of the Wachovia Line of Credit, we may borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. The Wachovia Line of Credit also stipulates that our net distributions, which equal total dividends and other distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT. Funds from Operations, as defined by the agreement, means net income (loss), minus (or plus) gains (or losses) from debt restructuring and sales of property during such period, plus depreciation on real estate assets and amortization (other than amortization of deferred financing costs) for such period, all after adjustments for unconsolidated partnerships and joint ventures. The Wachovia Line of Credit includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any non-recourse obligation of $20 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other non-cash reserves) unless a majority of the members of the conflict committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification of any borrowings in excess of the 50% leverage guideline.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. As of February 28, 2006, we held cash balances of approximately $52.3 million and had outstanding borrowings under the Wachovia Line of Credit of approximately $257.5 million. After consideration of letters of credit pledged against the Wachovia Line of Credit, we had a remaining borrowing capacity, as of February 28, 2006, of approximately $133.3 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. In 2006, we expect to use substantially all of our future operating cash flow to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

Long–term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, for the payment of tenant improvements, for the payment of offering-related costs, for the payment of operating expenses, including interest expense on any outstanding indebtedness, and for the payment of dividends. Over the next five years, we anticipate funding capital expenditures necessary for the properties currently in our portfolio, including building improvements, tenant improvements, and leasing commissions of approximately $79.3 million, exclusive of costs of properties under development.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “—Liquidity and Capital Resources Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and to redeem shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future dividends paid may be lower as well. Our cash flow from operations depends significantly on market rents and the ability of tenants to make rental payments. We believe that the diversity of our tenant base and the concentration of creditworthy tenants in our portfolio helps to mitigate the risk of tenants defaulting on leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Commitments and Contingencies

As further discussed in Note 5 to the accompanying consolidated financial statements, we entered into an agreement to purchase an office building, which is currently under construction, in Lancaster, South Carolina (the “Decision One Building”), for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing costs not to exceed $1.8 million upon completion. In connection with the execution of this agreement, we paid a nonrefundable deposit of $3.4 million to an escrow agent in June 2005, which will be applied to the purchase price. We anticipate construction of the Decision One Building to be completed in June 2006. We anticipate paying for this acquisition with equity proceeds, borrowings under the Wachovia Line of Credit, or a combination thereof, the allocation of which will depend upon the timing and amount of capital raised in our ongoing public offering and future property acquisitions.

We have executed a construction agreement with an unrelated third party for the purpose of constructing the LakePointe 3 office building in Charlotte, North Carolina. As of December 31, 2005, we had approximately $10.7 million in costs remaining to be incurred under the agreement. Construction is anticipated to be completed by September 2006. We anticipate funding up to $17.1 million of the costs to build this building with borrowings under the LakePointe 3 construction loan. In connection with this construction loan, we entered into an interest rate swap to hedge exposure to changing interest rates, resulting in us paying a fixed rate of 4.84% per annum of the balance outstanding at each payment date. The interest rate swap expires in 2007.

Our contractual obligations as of December 31, 2005 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations	$832,402	$21,426	$342,855	$32,604	$435,517
Capital lease obligations	109,380	4,680	9,360	9,360	85,980
Purchase obligations(1)	48,700	48,700	—	—	—
Operating lease obligations	3,180	60	120	120	2,880

Total	$993,662	$74,866	$352,335	$42,084	$524,377

(1)	Includes purchase commitments for the Decision One Building, the LakePointe 3 office building, and $7.7 million in connection with the University Circle earnout agreement. Refer to Note 5 to our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets acquired during 2005 for an entire period and as a result of anticipated future acquisitions of real estate assets.

During the period from inception (July 3, 2003) to December 31, 2003, we had not yet commenced real estate operations, as we had not received and accepted the minimum subscription of $2,500,000 under our initial public offering. Therefore, we had no material results of operations for the year ended December 31, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 18 real properties during 2004. During 2005, we invested in 21 additional properties, which increased the total number of properties held in our portfolio to 39 as of December 31, 2005. Accordingly, the results of operations presented for the years ended December 31, 2005 and 2004 are not directly comparable.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Rental income and tenant reimbursements increased from approximately $43.9 million and $6.8 million, respectively, for the year ended December 31, 2004 to approximately $135.0 million and $29.0 million, respectively, for the year ended December 31, 2005, primarily as a result of the growth in the portfolio during 2005 and owning the properties acquired in 2004 for a full year. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2005 for an entire year and future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $12.8 million and $3.9 million, respectively, for the year ended December 31, 2004 to approximately $45.8 million and $13.2 million, respectively, for the year ended December 31, 2005, primarily as a result of the growth in the portfolio during 2005 and owning the properties acquired in 2004 for a full year. Property operating costs and property management fees represent approximately 33% and 36% of total revenue for the years ended December 31, 2004 and 2005, respectively. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2005 for an entire year and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of lease costs increased from approximately $7.5 million and $12.0 million, respectively, for the year ended December 31, 2004 to approximately $24.5 million and $43.2 million, respectively, for the year ended December 31, 2005, primarily due to the acquisition of properties during 2005 and owning the properties acquired in 2004 for a full year. Amortization increased at a higher rate than depreciation primarily because the period of amortization for lease assets is the respective lease term, which is generally shorter than the useful life over which buildings and improvements are depreciated. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2005 for an entire year and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $4.3 million for the year ended December 31, 2004 to approximately $9.1 million for the year ended December 31, 2005, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during 2005 and owning the properties acquired in 2004 for a full year. General and administrative expenses, as a percent of total revenues, decreased from approximately 9% for the year ended December 31, 2004 to approximately 6% for the year ended December 31, 2005. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.

Interest expense increased from approximately $17.6 million for year ended December 31, 2004 to approximately $25.1 million for the year ended December 31, 2005. The additional interest expense incurred during 2005 relates primarily to amounts drawn on our lines of credit, new mortgage notes, and mortgage notes assumed in connection with acquisitions of properties during 2005, as well as 2004 borrowings being outstanding for a full year. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate assets or interests therein. Accordingly, the amounts of future borrowings and future interest expense will be largely dependent upon the level of additional investor proceeds raised in our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Interest and other income increased from approximately $2.9 million for the year ended December 31, 2004 to approximately $9.6 million for the year ended December 31, 2005, primarily as a result of interest earned on investor proceeds raised during 2005 prior to investing such proceeds in real estate assets. Future levels of interest income will be largely dependent upon the rate at which investor proceeds are raised and the timing and availability of future acquisitions of real estate assets.

Minority interest in (earnings) loss of consolidated subsidiaries increased from a loss of approximately $6,000 for year ended December 31, 2004 to earnings of approximately $220,000 for the year ended December 31, 2005, primarily as a result of owning an approximate 95% interest in a joint venture that holds the Highland Landmark III property for a full year, as we acquired our interest in the Highland Landmark III property on December 28, 2004. In addition, during August 2005, we acquired interests in the following three properties through separate joint ventures with minority interest partners: the One Robbins Road Building, the Four Robbins Road Building, and the Baldwin Point Building. Earnings allocated to minority interest partners fluctuate based on the level of earnings generated by the properties in which they own interests and the nature of the allocation provisions provided in respective joint venture agreements. Accordingly, minority interest in earnings of consolidated subsidiaries is expected to continue to increase in future periods, as compared to historical periods, due to owning the One Robbins Road Building, the Four Robbins Road Buildings, and the Baldwin Point Building for an entire year.

We recognized net income and net income per share of approximately $12.5 million and $0.09, respectively, for the year ended December 31, 2005, as compared to net loss and net loss per share of approximately $4.6 million and $0.15, respectively, for the year ended December 31, 2004, primarily due to the increase in net operating income generated from our growing portfolio of properties outpacing the increase in portfolio expenses during 2005, as compared to 2004. Future net income is expected to continue to increase as a result of owning the assets acquired during 2005 for an entire year and future acquisitions of real estate. The level of future net income per share will vary primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Portfolio Information

As of December 31, 2005, we owned interests in 37 office properties, one industrial building, and one hotel located in 15 states and the District of Columbia. All of these properties are included in our accompanying consolidated financial statements, as 33 are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2005, our office and industrial properties were approximately 96% leased with an average lease term remaining of approximately 7.9 years.

As of December 31, 2005, our five highest geographic concentrations were as follows:

Location	2005 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Cleveland	$35,643	1,321	14%
Atlanta	30,281	1,778	12%
San Jose	26,351	451	10%
Houston	22,935	841	9%
Baltimore	19,903	656	8%

	$135,113	5,047	53%

As of December 31, 2005, our five highest tenant industry concentrations were as follows:

Industry	2005 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Legal Services	$46,218	1,243	18%
Depository Institutions	31,587	1,141	12%
Security & Commodity Brokers	21,137	666	8%
Communication	20,175	799	8%
Business Services	19,794	835	8%

	$138,911	4,684	54%

As of December 31, 2005, our five highest tenant concentrations were as follows:

Tenant	2005 Annualized Gross Base Rents (in thousands)	Percentage of 2005 Annualized Gross Base Rents
Key Bank	$20,241	8%
T. Rowe Price	11,892	5%
Northrop Grumman	8,695	3%
AT&T	8,255	3%
Bingham McCutchen LLP	7,573	3%

	$56,656	22%

For more information on our portfolio, see Item 2 above.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and with other REITs. Our management believes that accounting for real estate assets in accordance with U.S generally accepted accounting principles (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income determined in accordance with GAAP. We believe that net income, as determined in accordance with GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income.

Certain noncash items such as depreciation, amortization, and gains on the sale of real estate assets are excluded from our calculation of FFO. Conversely, FFO is not adjusted to reflect the cost of capital improvements or any related capitalized interest. Our calculation of FFO is presented in the following table (in thousands):

	For the Year Ended December 31,
	2005	2004
Net income (loss)	$12,521	$(4,562)
Add:
Depreciation of real assets	24,505	7,456
Amortization of lease-related costs	43,210	12,028

FFO	$80,236	$14,922

Weighted-average shares outstanding	139,680	31,372

Set forth below is additional information related to selected material cash and noncash items included in or excluded from net income (loss) above, which may be helpful in assessing our operating results:

Included in Net Income (Loss):

•	Straight-line rental revenue of approximately $15.7 million and $5.1 million was recognized for the years ended December 31, 2005 and 2004, respectively;

•	Amortization of intangible lease assets and liabilities was recognized as net decreases to rental revenues of approximately $3.9 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively; and

•	Amortization of deferred financing costs of approximately $1.4 million and $5.4 million was recognized as interest expense for the years ended December 31, 2005 and 2004, respectively.

Excluded from Net Income (Loss):

•	Master lease proceeds of $15.4 million were recorded as an adjustment to the basis of real estate assets acquired during the year ended December 31, 2005 and, accordingly, are not included in net income or FFO above. We consider master lease proceeds when determining cash available for dividends to our stockholders.

REIT Qualification

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for us to continue to qualify as a REIT, our investment in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. For the year ended December 31, 2005, Wells TRS incurred a net operating loss on an income tax basis; therefore, we recorded the related deferred tax asset and benefit in the accompanying consolidated balance sheet and statements of operations, respectively.

No provision for federal income taxes has been made in our accompanying consolidated financial statements, other than for income earned by Wells TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in our accompanying consolidated financial statements.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to fully cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by us in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on our consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets during the years ended December 31, 2005 and 2004. We held no real estate assets as of December 31, 2003.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate and related intangible assets and net income.

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 5 and 8 to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Litigation against Wells Capital and its affiliates (Note 8);

•	Decision One Building (Note 5);

•	Property under construction (Note 5);

•	University Circle Buildings (Note 5);

•	Commitments under existing lease agreements (Note 5);

•	Take-out Agreements (Note 5); and

•	Obligations under capital and operating leases (Note 5).

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2006 through February 28, 2006, we raised approximately $116.3 million through the issuance of approximately 11.6 million shares of our common stock under our follow-on offering. As of February 28, 2006 approximately 284.5 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our DRP.

Declaration of Dividends

On March 3, 2006, the board of directors of Wells REIT II declared dividends for the second quarter of 2006 in an amount equal to an annualized dividend of $0.60 per share to be paid in June 2006. Such quarterly dividends are payable to the stockholders of record at the close of business on each day during the period from March 16, 2006 through June 15, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. Our lines of credit are based on variable interest rates in order to take advantage of the lower rates available in the current interest rate environment and to provide the necessary financing flexibility; however, we are closely monitoring interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we have entered into an interest rate swap, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes. As of December 31, 2005 and 2004, the estimated fair value of our lines of credit and notes payable was $824.0 million and $348.3 million, respectively.

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2005, our consolidated debt consisted of the following, in thousands:

	2006	2007	2008	2009	2010	Thereafter	Total
Maturing debt:
Variable rate debt	$—	$6,475	$214,000	$—	$—	$—	$220,475
Fixed rate debt(1)	21,426	4,170	118,210	4,666	27,938	435,517	611,927

Average interest rate:
Variable rate debt	—	4.84%	5.26%	—	—	—	5.25%
Fixed rate debt(1)	4.15%	6.07%	4.90%	6.05%	5.24%	5.31%	5.20%

(1)	Includes a $17.7 million loan and a $12.6 million loan with interest-free terms. For the purposes of calculating the average interest rate, these loans were assumed to accrue interest at imputed rates of 3.742% and 5.43%, respectively.

As of December 31, 2005, we had approximately $832.4 million of debt outstanding consisting of $214.0 million under the Wachovia Line of Credit, $6.5 million under a construction line of credit, and $611.9 million in fixed-rate, term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at December 31, 2005 under these loans was 5.21%.

The Wachovia Line of Credit is subject to interest costs based on, at our option, the London Interbank Offered Rate (“LIBOR”) for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. The maturity date of the Wachovia Line of Credit is May 9, 2008. We are able to extend the initial maturity date to May 9, 2009 if we seek an extension and meet the related conditions set forth in the agreement. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The LakePointe 3 construction loan represents a construction loan to fund up to $17.1 million of the costs to build an office building in Charlotte, North Carolina. The loan requires monthly interest payments and matures in 2007. The interest rate, per annum, is the monthly LIBOR Index Rate offered by Wachovia plus 100 basis points. We entered into an interest rate swap to hedge exposure to changing interest rates, resulting in us paying a fixed rate of 4.84% per annum of the balance outstanding at each payment date. The interest rate swap expires in 2007.

Approximately $611.9 million of our total debt outstanding as of December 31, 2005 is subject to fixed rates, with an average interest rate of 5.20% and expirations ranging from 2006 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2005, a 1.0% change in interest rates would result in a change in interest expense of approximately $2.2 million per year.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $78.0 million at December 31, 2005, as the obligations are at fixed interest rates and we also own the related bonds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our registered independent public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

(a)	Not applicable

(b)	Not applicable

(c)	There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsref.com.

The other information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	A list of the financial statements contained herein is set forth on page F-1 hereof.

(a)	2.	Schedule II—Allowance for Doubtful Accounts

		Schedule III—Real Estate Assets and Accumulated Depreciation

		Information with respect to this item begins on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)	3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)		See (a) 3 above.

(c)		See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2006.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN Charles R. Brown	Independent Director	March 27, 2006

/s/ RICHARD W. CARPENTER Richard W. Carpenter	Independent Director	March 27, 2006

/s/ BUD CARTER Bud Carter	Independent Director	March 27, 2006

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 27, 2006

/s/ JACK M. PINKERTON Jack M. Pinkerton	Independent Director	March 27, 2006

/s/ WALTER W. SESSOMS Walter W. Sessoms	Independent Director	March 27, 2006

/s/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 27, 2006

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 27, 2006

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 27, 2006

/s/ W. WAYNE WOODY W. Wayne Woody	Independent Director	March 27, 2006

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “IPO Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the IPO Registration Statement)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-125643) filed with the Commission on October 19, 2005 (the “Follow-on Registration Statement”))

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to the Prospectus included in the Follow-on Registration Statement under the caption “Description of Shares—Share Redemption Plan” and by reference to the description under “Item 5—Redemption of Common Stock” in this Annual Report on Form 10-K)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated October 20, 2005 (incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 11 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 3, 2005)

10.2	Form of Dealer Manager Agreement between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Follow-on Registration Statement)

10.3	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 17, 2003)

10.4**	Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 23, 2003 (“Amendment No. 1 to IPO Registration Statement”))

10.5**	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement)

10.6	Dealer Manager Agreement dated November 26, 2003 by and between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1.1 to the IPO Registration Statement)

Exhibit Number	Description

10.7	Amendment to Selected Dealer Agreement (relating to Pennsylvania subscribers whose subscriptions are held in escrow) (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on March 2, 2004)
10.8	Purchase and Sale Agreement (relating to the acquisition of 80 M Street Building) between CH Realty II/Navy Yards, L.P. and Wells Operating Partnership II, L.P., dated April 20, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 30, 2004)

10.9	First Amended and Restated $430 Million Interim Revolving Credit Agreement among Wells Operating Partnership II, L.P., Bank of America, N.A., Banc of America Securities LLC, Key Bank National Association, Societe Generale, Citicorp North America, Inc., Eurohypo AG, New York Branch, LaSalle Bank National Association, PNC Bank, National Association, and Sumitomo Mitsui Banking Corporation, dated July 1, 2004 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2004)

10.10	Purchase and Sale Agreement (relating to the acquisition of the Wildwood Buildings) between Wildwood Associates and Wells Operating Partnership II, L.P., dated August 20, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 20, 2004)

10.11	Master Property Management, Leasing and Construction Agreement among Wells Management Company, Inc., the Company and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on February 22, 2005)

10.12	Purchase and Sale Agreement (relating to the acquisition of 100 East Pratt Street Building) entered April 4, 2005 among Boston Properties, Inc., East Pratt Street Associates Limited Partnership and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005)

10.13	Credit Agreement dated as of May 9, 2005 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Bank, N.A., as administrative agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on May 23, 2005)

10.14	Purchase and Sale Agreement (relating to the acquisition of University Circle) entered August 1, 2005 between University Circle Investors, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.15*	Recapitalization and Reconstitution Agreement and First Amendment to Recapitalization and Reconstitution Agreement (relating to the acquisition of an interest in the Key Center Complex) dated November 30, 2005 by and among OTR, Jacobs Realty Investors Limited Partnership, JG Key Center Properties LLC, Key Center Properties Limited Partnership, Key Center Lessee Limited Partnership, Key Center Lessee Corporation, Key Center Properties LLC, Wells REIT II—Key Center, LLC, Wells TRS II—Hotel, LLC and Chicago Title Insurance Company

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Represents management contract or compensatory plan or arrangement.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements	Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2005 and 2004 and the Period from Inception (July 3, 2003) to December 31, 2003	F-4

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005 and 2004 and the Period from Inception (July 3, 2003) to December 31, 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004 and the Period from Inception (July 3, 2003) to December 31, 2003	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from inception (July 3, 2003) through December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and the period from inception (July 3, 2003) to December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 2, 2006

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share data)

	December 31,
	2005	2004
Assets:
Real estate assets, at cost:
Land	$277,097	$152,399
Buildings and improvements, less accumulated depreciation of $31,961 and $7,456 as of December 31, 2005 and 2004, respectively	1,589,689	616,201
Intangible lease assets, less accumulated amortization of $43,538 and $9,453 as of December 31, 2005 and 2004, respectively	390,001	169,443
Construction in progress	6,040	447

Total real estate assets	2,262,827	938,490
Cash and cash equivalents	35,352	20,876
Tenant receivables, net of allowance for doubtful accounts of $735 and $432 as of December 31, 2005 and 2004, respectively	27,887	7,500
Prepaid expenses and other assets	44,033	4,769
Deferred financing costs, less accumulated amortization of $614 and $311 as of December 31, 2005 and 2004, respectively	3,231	977
Deferred lease costs, less accumulated amortization of $20,929 and $4,684 as of December 31, 2005 and 2004, respectively	237,553	105,153
Investments in bonds	78,000	78,000

Total assets	$2,688,883	$1,155,765

Liabilities and Stockholders’ Equity:
Lines of credit and notes payable	$832,402	$350,505
Accounts payable, accrued expenses, and accrued capital expenditures	31,694	11,664
Due to affiliates	8,220	9,823
Dividends payable	5,142	1,964
Deferred income	8,387	1,408
Intangible lease liabilities, less accumulated amortization of $3,894 and $716 as of December 31, 2005 and 2004, respectively	62,560	24,074
Obligations under capital leases	78,000	78,000

Total liabilities	1,026,405	477,438

Commitments and Contingencies	—	—

Minority Interest	2,724	1,212

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized, 197,403,280 and 79,132,494 shares issued and outstanding as of December 31, 2005 and 2004, respectively	1,974	791
Additional paid-in capital	1,752,162	699,463
Cumulative distributions in excess of earnings	(94,382)	(23,139)

Total stockholders’ equity	1,659,754	677,115

Total liabilities, minority interest, and stockholders’ equity	$2,688,883	$1,155,765

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,		Period from Inception (July 3, 2003) to December 31, 2003
	2005	2004
Revenues:
Rental income	$134,972	$43,864	$—
Tenant reimbursements	29,036	6,837	—

	164,008	50,701	—
Expenses:
Property operating costs	45,818	12,836	—
Asset and property management fees:
Related party	10,639	3,098	—
Other	2,539	823	—
Depreciation	24,505	7,456	—
Amortization	43,210	12,028	—
General and administrative	9,056	4,339	94

	135,767	40,580	94

Real estate operating income (loss)	28,241	10,121	(94)

Other income (expense):
Interest expense	(25,098)	(17,610)	—
Interest and other income	9,557	2,921	—

	(15,541)	(14,689)	—

Income (loss) before minority interest and income tax benefit	12,700	(4,568)	(94)

Minority interest in (earnings) loss of consolidated subsidiaries	(220)	6	94

Income (loss) before income tax benefit	12,480	(4,562)	—

Income tax benefit	41	—	—

Net income (loss)	$12,521	$(4,562)	$—

Net income (loss) per share—basic and diluted	$0.09	$(0.15)	$(4.70)

Weighted-average shares outstanding—basic and diluted	139,680	31,372	—

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance, July 3, 2003 (inception)	—	$—	$—	$—	$—
Issuance of common stock	—	—	1	—	1
Net loss	—	—	—	—	—

Balance, December 31, 2003	—	—	1	—	1
Issuance of common stock	79,201	792	791,220	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	(690)
Dividends ($0.49 per share)	—	—	—	(18,577)	(18,577)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(75,241)	—	(75,241)
Other offering costs	—	—	(15,828)	—	(15,828)
Net loss	—	—	—	(4,562)	(4,562)

Balance, December 31, 2004	79,132	791	699,463	(23,139)	677,115
Issuance of common stock	119,875	1,199	1,197,555	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	(113,017)
Other offering costs	—	—	(16,535)	—	(16,535)
Net income	—	—	—	12,521	12,521

Balance, December 31, 2005	197,403	$1,974	$1,752,162	$(94,382)	$1,659,754

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,		Period from inception (July 3, 2003) to December 31, 2003
	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$12,521	$(4,562)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interest in earnings (loss) of consolidated entities	220	(6)	(94)
Depreciation	24,505	7,456	—
Amortization	48,542	18,829	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(19,593)	(7,500)	—
Increase in prepaid expenses and other assets	(4,609)	(1,810)	(513)
Increase in accounts payable and accrued expenses	6,450	9,907	563
Increase in due to affiliates	1,336	—	—
Increase in deferred income	6,979	408	—

Net cash provided by (used in) operating activities	76,351	22,722	(44)

Cash Flows from Investing Activities:
Investment in real estate	(1,225,058)	(861,192)	—
Proceeds from master leases	15,437	—	—
Earnest money paid	(23,238)	(46,397)	—
Acquisition fees paid	(25,253)	(12,069)	—
Deferred lease costs paid	(4,016)	—	—

Net cash used in investing activities	(1,262,128)	(919,658)	—

Cash Flows from Financing Activities:
Deferred financing costs paid	(3,650)	(6,382)	—
Proceeds from lines of credit and notes payable	592,363	911,607	—
Repayments of lines of credit and notes payable	(360,676)	(675,620)	—
Dividends paid to stockholders	(80,586)	(16,613)	—
Distributions paid to minority interest partner	(227)	—	—
Issuance of common stock	1,194,594	790,270	1
Commissions on stock sales and related dealer-manager fees paid	(109,424)	(72,848)	—
Other offering costs paid	(17,547)	(12,069)	—
Redemptions of common stock	(15,320)	(690)	—
Contribution from minority interest partner	726	—	200

Net cash provided by financing activities	1,200,253	917,655	201

Net increase in cash and cash equivalents	14,476	20,719	157

Cash and cash equivalents, beginning of period	20,876	157	—

Cash and cash equivalents, end of period	$35,352	$20,876	$157

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, and 2003

1.	ORGANIZATION

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. As of December 31, 2005, Wells REIT II owned more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include all subsidiaries of Wells REIT II, including Wells OP II, its subsidiaries, and consolidated joint ventures. See Note 8 for a discussion of the advisory services provided by Wells Capital.

As of December 31, 2005, Wells REIT II owned interests in 37 office properties, one industrial building, and one hotel, comprising approximately 11.3 million square feet of commercial office space located in 15 states and the District of Columbia. Thirty-three of the properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2005, the office and industrial properties were approximately 96.4% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of such shares reserved for issuance under Wells REIT II’s dividend reinvestment plan. Wells REIT II stopped offering shares for sale under the primary offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 195.2 million shares in its initial public offering. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 0.6 million of such shares reserved for issuance under Wells REIT II’s dividend reinvestment plan. As of December 31, 2005, Wells REIT II had raised gross offering proceeds of approximately $38.5 million from the sale of approximately 3.9 million shares in the follow-on offering.

After reducing aggregate gross offering proceeds raised from the sale of common stock in the initial public offering and follow-on offering of approximately $2.0 billion for payments of acquisition fees of approximately $39.7 million, selling commissions and dealer-manager fees of approximately $188.3 million, other organization and offering expenses of approximately $32.4 million, and common stock redemptions of approximately $16.7 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $1.7 billion as of December 31, 2005, all of which has been invested in real properties.

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

Basis of Presentation and Principles of Consolidation

Wells REIT II’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT II, Wells OP II, and any variable interest entities in which Wells REIT II or Wells OP II is the primary beneficiary, as defined by Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”). FIN 46(R) requires the identification of variable interest entities (“VIEs”), which are defined as entities that have a level of invested equity insufficient to fund future activities on a stand alone basis or whose equity holders lack certain characteristics of a controlling financial interest. FIN 46(R) requires the consolidation of such VIEs in cases where Wells REIT II absorbs a majority of the expected losses and returns and is, therefore, considered the primary beneficiary. The accompanying consolidated financial statements also include the accounts of entities in those situations where FIN 46(R) is not applicable and in which Wells REIT II or Wells OP II owns a controlling financial interest, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures. In determining whether Wells REIT II or Wells OP II has a controlling financial interest, the following factors are considered, among others: ownership of voting interests, protective rights of investors and participatory rights of investors.

On December 22, 2005, Wells REIT II acquired a 50% interest in an office tower, a full-service hotel, and a parking garage (collectively, the ”Key Center Complex”) through its ownership in Key Center Properties LLC (“KCP LLC”), a joint venture between Wells REIT II and Key Center Properties Limited Partnership (“KCPLP”). Wells REIT II has a note receivable due from KCPLP for approximately $72.9 million, which approximates KCPLP’s minority interest in KCP LLC. Wells REIT II has evaluated KCP LLC and KCPLP under the provisions of FIN 46(R) and concluded that both entities are VIEs for which Wells REIT II is the primary beneficiary. Accordingly, Wells REIT II has included the accounts of KCP LLC and KCPLP in the accompanying consolidated financial statements. As a result of consolidating KCPLP into the accounts of Wells REIT II, the aforementioned note receivable and 50% minority interest in KCP LLC were eliminated. The minority interest in KCPLP that is included in the accompanying consolidated balance sheets represents claims against specific, rather than general, assets and liabilities of KCPLP.

Wells REIT II owns interests in four real properties through its ownership in the following entities: Wells REIT II/Lincoln-Highland Landmark III, LLC, Nashoba View Ownership, LLC, and 2420 Lakemont Avenue, LLC (the “Joint Ventures”). Wells REIT II has evaluated the Joint Ventures under the provisions of FIN 46(R) and concluded that none are VIEs. Accordingly, upon applying the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments in Real Estate Ventures, Wells REIT II has concluded that each of the Joint Ventures should be consolidated and has, therefore, included the accounts of the consolidated Joint Ventures in the accompanying consolidated financial statements.

All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Approximately $4,000 and $49,000 of interest was capitalized during the years ended December 31, 2005 and 2004, respectively.

Wells REIT II’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Building improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, Wells REIT II decreases the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes impairment losses. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells REIT II has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II during the years ended December 31, 2005 and 2004. Wells REIT II held no real estate assets as of December 31, 2003.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

As of December 31, 2005 and 2004, Wells REIT II recognized gross above-market in-place leases of approximately $122.8 million and $35.0 million, respectively, and gross intangible absorption period costs of approximately $310.7 million and $143.9 million, respectively, which are included in intangible lease assets in the accompanying consolidated balance sheets. As of December 31, 2005 and 2004, Wells REIT II recognized gross intangible lease origination costs of approximately $253.9 million and $109.8 million, respectively, which are included in deferred lease costs, and gross below-market in-place leases of approximately $66.5 million and $24.8 million, respectively, which are included in intangible lease liabilities in the accompanying consolidated balance sheets.

During the years ended December 31, 2005 and 2004, Wells REIT II recorded amortization expense related to intangible lease origination and absorption period costs of approximately $43.1 million and $12.0 million, respectively. In addition, Wells REIT II recorded a net increase to rental revenues in the accompanying consolidated statements of operations related to amortization of above-market and below-market in-place leases of approximately $3.9 million and $1.4 million for the years ended December 31, 2005 and 2004, respectively.

The remaining unamortized balance for these intangible assets and liabilities will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market Lease Liabilities
	Above-Market Lease Assets	Absorption Period Costs
For the year ending December 31:
2006	$16,923	$47,340	$28,851	$5,668
2007	16,515	42,509	28,416	5,567
2008	15,868	38,345	27,661	5,533
2009	14,867	33,411	26,285	5,490
2010	13,553	29,010	24,649	5,357
Thereafter	35,900	85,760	97,210	34,945

	$113,626	$276,375	$233,072	$62,560

Weighted-Average Amortization Period	8 years	8 years	9 years	13 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rent and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT II adjusted the allowance for doubtful accounts by recording provisions for bad debts of approximately $365,000 and $432,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions and borrowings, other escrow accounts created in connection with the acquisition of real estate assets, notes receivable, deferred tax asset, prepaid taxes, insurance and operating costs, and capitalized acquisition fees that have not yet been applied to investments in real estate assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified. As of December 31, 2005 and 2004, prepaid expenses and other assets consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004
Restricted cash	$38,900	$3,655
Prepaid property taxes	2,092	92
Notes receivable	1,280	—
Prepaid insurance	682	552
Other	1,079	470

	$44,033	$4,769

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2005 and 2004 of approximately $1.4 million and $5.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases, including opportunity costs avoided by acquiring in-place leases, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT II recognized amortization of deferred lease costs of approximately $16.2 million and $4.7 million, for the years ended December 31, 2005 and 2004, respectively, which is included in amortization in the accompanying consolidated statements of operations.

Investments in Bonds and Obligations Under Capital Leases

As a result of the purchase of certain real estate assets, Wells REIT II has acquired investments in bonds and corresponding obligations under capital leases. Wells REIT II records the bonds at net principal value and obligations under capital leases at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact earnings.

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Minority interest is adjusted for contributions, distributions and earnings (loss) attributable to the minority interest partners of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to the partners of the consolidated joint ventures in accordance with their respective ownership interests. Earnings allocated to such minority interest partners are recorded as minority interest in earnings (loss) of consolidated subsidiaries in the accompanying consolidated statements of operations.

Preferred Stock

Wells REIT II is authorized to issue up to 100,000,000 shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells REIT II’s board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Wells REIT II’s common stock. To date, Wells REIT II has not issued any shares of preferred stock.

Common Stock

The par value of Wells REIT II’s issued and outstanding shares of common stock is classified as common stock in the accompanying consolidated balance sheets, with the remaining net proceeds from the sale of the shares allocated to additional paid-in capital.

Dividends

In order to maintain its status as a REIT, Wells REIT II is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”).

Dividends to be distributed to the stockholders are determined by the board of directors of Wells REIT II and are dependent upon a number of factors relating to Wells REIT II, including funds available for payment of dividends, financial condition, the timing of property acquisitions, capital expenditure requirements and annual distribution requirements in order to maintain Wells REIT II’s status as a REIT under the Code.

Commissions and Related Dealer-Manager Fees

Pursuant to the dealer-manager agreement (see Note 8), Wells REIT II has engaged Wells Investment Securities, Inc. (“WIS”) to perform all dealer-manager functions for Wells REIT II. Commissions and related dealer-manager fees are recorded when incurred, based on the sale of Wells REIT II’s shares of common stock, as a reduction to additional paid-in capital.

Other Offering Costs

Pursuant to the Advisory Agreement (see Note 8), Wells Capital is responsible for paying all costs associated with Wells REIT II’s initial and follow-on public offerings. These costs include legal and accounting fees, printing costs, sales and promotional costs, and other costs directly associated with the offering. Subject to certain limitations, Wells REIT II is required to reimburse Wells Capital for these costs. Other offering costs are recorded when incurred as a reduction of additional paid-in capital.

Financial Instruments

Wells REIT II considers its cash and cash equivalents, tenant receivables, accounts payable, investment in bonds, obligations under capital leases, lines of credit, and notes payable to meet the definition of financial instruments. As of December 31, 2005 and 2004, the carrying value of cash and cash equivalents, tenant receivables, accounts payable, investment in bonds, and obligations under capital leases approximated their fair value. As of December 31, 2005 and 2004, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $824.0 million and $348.3 million, respectively.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination income is recognized once the tenant has lost the right to lease the space and Wells REIT II has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition in order to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. Wells REIT II received total master lease payments of $15.4 million and $0 during the years ended December 31, 2005 and 2004, respectively. In addition, as of December 31, 2005 and 2004, approximately $0.6 million and $0, respectively, of master lease proceeds were held in escrow, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Stock-based Compensation

As permitted by the provisions of SFAS No. 123 Accounting and Disclosure for Stock-Based Compensation (“SFAS 123”), Wells REIT II applies Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations in accounting for its stock options accordingly. Wells REIT II does not recognize compensation cost in the accompanying consolidated statements of operations based upon the fair value of stock based compensation but instead provides pro forma disclosure of the compensation expense in the notes to the accompanying consolidated financial statements.

Interest Rate Swap Agreement

Wells REIT II has entered into an interest rate swap to hedge its exposure to changing interest rates on a variable rate construction loan. Wells REIT II accounts for the interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, Wells REIT II records the fair value of the interest rate swap agreement as either prepaid expense and other assets or accounts payable, accrued expenses, and accrued capital expenditures, and records changes in the fair value of the interest rate swap agreement as net investment income or expense classified as other income (expense) in the accompanying consolidated statement of operations. All borrowings on the related construction loan will be used to fund the construction of a build-to-suit property. Accordingly, net interest expense is capitalized to the basis of the property when gross interest expense on the construction loan exceeds gross interest rate swap income, and net investment income is recorded and classified as interest and other income when gross interest rate swap income exceeds gross interest expense on the construction loan.

Earnings Per Share

Earnings per share are calculated based on the weighted-average number of common shares outstanding during each period. Outstanding stock options have been excluded from the diluted earnings per share calculation, as their impact would be anti-dilutive using the treasury stock method because the exercise price of the options exceeds the current offering price of Wells REIT II’s common stock.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

On October 4, 2005, Wells REIT II created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investment in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. In accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. Wells TRS has incurred a net operating loss on an income tax basis for the year ended December 31, 2005 and has recorded the related deferred tax asset and benefit in the accompanying consolidated balance sheet and statements of operations, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS 123 and supersedes APB 25. SFAS 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS 123-R requires Wells REIT II to recognize expense for all stock options awarded over the respective vesting periods based on their fair values. SFAS 123-R will become applicable to Wells REIT II effective January 1, 2006. To date, the options granted by Wells REIT II have not had material value. The adoption of this statement is not expected to have a material effect on Wells REIT II’s consolidated financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS No. 143, Asset Retirement Obligations (“SFAS 143”), effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS 143, as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Wells REIT II. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Wells REIT II has identified asbestos at certain properties and may have undetected asbestos at others. Wells REIT II believes that the identified asbestos is appropriately contained and that Wells REIT II is compliant with current environmental regulations. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, Wells REIT II is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on Wells REIT II’s financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005, however, does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on Wells REIT II’s consolidated financial statements.

In July 2005, the FASB issued a Staff Position related to SOP 78-9-1: Interaction of American Institute of Certified Public Accountants SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5 (“FSP”). The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, concluding that a general partner is presumed to control a limited partnership and should, therefore, consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or substantive “participating rights.” This FSP eliminates the concept of “important rights” provided in SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights,” as defined in EITF Issue No. 04-5. For all new partnerships formed and existing partnerships for which the partnership agreements are modified, this FSP and EITF Issue No. 04-5 became effective as of June 30, 2005. For all other partnerships, this guidance will become effective as of January 1, 2006. The adoption of this FSP is not expected to have a material effect on Wells REIT II’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

3.	REAL ESTATE ACQUISITIONS

As of December 31, 2005, Wells REIT II had acquired interests in 39 properties with aggregate purchase prices of approximately $2.5 billion. These interests were acquired as a result of acquiring 18 properties during the year ended December 31, 2004 for an aggregate purchase price of approximately $1.02 billion, exclusive of closing costs and acquisition fees, and the following acquisitions of 21 properties made during the year ended December 31, 2005 (dollars in thousands):

Property	Acquisition Date	Location	Square Feet	Purchase Price(1)
180 Park Avenue 105	March 14, 2005	Florham Park, NJ	222,000	$53,500
4241 Irwin Simpson Road	March 17, 2005	Mason, OH	224,000	$29,900
8990 Duke Boulevard	March 17, 2005	Mason, OH	78,000	$11,600
5995 Opus Parkway(2)	April 5, 2005	Minnetonka, MN	165,000	$22,700
215 Diehl Road	April 19, 2005	Naperville, IL	162,000	$30,254
100 East Pratt	May 12, 2005	Baltimore, MD	656,000	$207,500
College Park Plaza	June 21, 2005	Indianapolis, IN	179,000	$26,953
180 E. 100 South(2)	July 6, 2005	Salt Lake City, UT	206,000	$46,500
One Robbins Road(2)(3)	August 18, 2005	Westford, MA	298,000	$50,492
Four Robbins Road(2)(3)	August 18, 2005	Westford, MA	160,000	$42,000
Baldwin Point(4)	August 26, 2005	Orlando, FL	165,000	$28,700
1900 University Circle	September 20, 2005	East Palo Alto, CA	143,000	$115,773
1950 University Circle	September 20, 2005	East Palo Alto, CA	165,000	$100,607
2000 University Circle	September 20, 2005	East Palo Alto, CA	143,000	$82,638
919 Hidden Ridge(2)	November 15, 2005	Irving, TX	250,000	$45,200
5 Houston Center	December 20, 2005	Houston, TX	581,000	$166,000
Key Center Tower(5)	December 22, 2005	Cleveland, OH	1,321,000	$275,711
Key Center Marriott(5)	December 22, 2005	Cleveland, OH	310,000	$40,000
Tampa Commons	December 27, 2005	Tampa, FL	255,000	$49,083
2000 Park Lane	December 27, 2005	North Fayette, PA	231,000	$29,500
LakePointe	December 28, 2005	Charlotte, NC	112,000	$23,118

Total			6,026,000	$1,477,729

(1)	Purchase price exclusive of related closing costs and acquisition fees paid to Wells Capital.
(2)	This property is managed by an affiliate. See Note 8 for more information on this relationship.
(3)	Owned by a joint venture in which Wells REIT II holds 99% ownership interest.
(4)	Owned by a joint venture in which Wells REIT II holds 97% ownership interest.
(5)	Owned by a joint venture in which Wells REIT II holds 50% ownership interest.

4.	LINES OF CREDIT AND NOTES PAYABLE

As of December 31, 2005 and 2004, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	December 31, 2005		December 31, 2004
Lines of credit	$214,000		$115,350
University Circle Buildings mortgage note	122,932	(1)	—
100 East Pratt Street Building mortgage note	105,000		—
Wildwood Buildings mortgage note	90,000		90,000
5 Houston Center Building mortgage note	90,000		—
One West Fourth Street Building mortgage note	49,662		50,840
800 North Frederick Building mortgage note	46,400		46,400
Highland Landmark Building mortgage note	30,840		30,840
9 Technology Drive Building mortgage note	23,800		—
One and Four Robbins Road Buildings mortgage note	23,000		—
Finley Road and Opus Place Buildings mortgage note	17,721	(2)	17,075	(2)
Key Center Complex mortgage notes	12,571	(3)	—
LakePointe 3 construction loan	6,476		—

Total indebtedness	$832,402		$350,505

(1)	Upon acquisition of the University Circle Buildings, Wells REIT II adjusted this loan to fair value by adjusting the basis with a corresponding adjustment to building. This fair value adjustment is amortized to interest expense over the loan term. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $117.7 million and approximately $5.2 million, respectively, as of December 31, 2005.
(2)	Upon acquisition of the Finley Road and Opus Place Buildings, Wells REIT II adjusted this loan to fair value by adjusting the basis with a corresponding adjustment to building. This fair value adjustment is amortized to interest expense over the loan term. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $17.8 million and approximately $(0.1) million, respectively, as of December 31, 2005, and approximately $17.8 million and $(0.7) million, respectively, as of December 31, 2004.
(3)	Upon acquisition of the Key Center Complex, Wells REIT II adjusted these loans to fair value by adjusting the basis with corresponding adjustments to building. This fair value adjustment is amortized to interest expense over the loan term. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $17.7 million and approximately $(5.1) million, respectively, as of December 31, 2005.

On May 9, 2005, Wells REIT II entered into a $400.0 million, three-year, unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). The Wachovia Line of Credit replaced the $430.0 million, 180-day, secured revolving financing facility with Bank of America, N.A. (the “BOA Line of Credit”). In connection with the closing, Wells REIT II paid fees and expenses totaling approximately $2.1 million. As of December 31, 2005 and 2004, $214.0 million and $115.4 million were outstanding under the Wachovia Line of Credit and the BOA Line of Credit, respectively.

As of December 31, 2004, Wells REIT II had the ability to borrow additional funds of up to approximately $192.2 million under the BOA Line of Credit. Interest on the BOA Line of Credit accrued at a per annum rate of the London Interbank Offered Rate (“LIBOR”) plus 2.25% or the base rate, plus 0.50%, at the option of Wells REIT II (4.74% as of December 31, 2004). The base rate for any day was the higher of (1) the Federal Funds Rate for such day, plus 0.50%, or (2) BOA’s prime rate for such day.

The Wachovia Line of Credit contains borrowing arrangements that include interest costs based on, at the option of Wells REIT II, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. Under the terms of the Wachovia Line of Credit, accrued interest shall be payable in arrears on the first day of each calendar month. In addition, unused fees are assessed on a quarterly basis at a rate of 0.125% or 0.175% per annum of the amount by which the facility exceeds outstanding borrowings plus letters of credit. Wells REIT II is required to repay outstanding principal and accrued interest on May 9, 2008. The initial maturity date can be extended to May 9, 2009 if Wells REIT II seeks an extension and meets the related conditions set forth in the agreement. Wells REIT II can repay the Wachovia Line of Credit at any time without premium or penalty. The interest rate as of December 31, 2005 was 5.23% on $134.0 million of the outstanding balance and 5.31% on the remaining $80.0 million.

Wells REIT II can borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved properties owned for four consecutive fiscal quarters divided by 8.25%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended four fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved subset (the “borrowing capacity”). During September 2005, Wells REIT II pledged approximately $9.2 million of its borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. After consideration of the letters of credit, Wells REIT II had a remaining borrowing capacity, as of December 31, 2005, of up to approximately $35.9 million under the Wachovia Line of Credit.

The Wildwood, 800 North Frederick, Highland Landmark, 9 Technology Drive, 100 East Pratt Street, One and Four Robbins Road, and 5 Houston mortgage notes represent non-recourse mortgage loans secured by specific assets. The aggregate book value of the properties securing these loans is approximately $786.7 million as of December 31, 2005. These loans require monthly payment of interest at fixed rates ranging from 4.31% to 5.08% per annum and principal is due upon maturity. The Wildwood, 800 North Frederick, Highland Landmark, 9 Technology Drive, 100 East Pratt Street, Robbins Road, and 5 Houston mortgage notes mature in 2014, 2011, 2012, 2008, 2017, 2010, and 2008, respectively.

The One West Fourth and University Circle mortgage notes are non-recourse mortgage loans secured by properties with a net book value of $374.1 million as of December 31, 2005. Interest accrues on the One West Fourth Street loan at a per annum rate of 5.8%, and requires monthly payments of principal and interest ranging from approximately $341,000 to $382,000 through maturity in 2018 when all remaining unpaid principal is due. The University Circle loan accrues interest at a per annum rate of 6.04%, and requires monthly payments of principal and interest of approximately $774,000 through maturity in 2011 when all remaining unpaid principal is due. On January 3, 2006, Wells REIT II repaid the entire outstanding principal balance on the University Circle mortgage note of approximately $117.7 million and, additionally, paid accrued interest and a prepayment penalty totaling approximately $5.7 million. In connection with prepayment of the University Circle mortgage note, Wells REIT II wrote off the related unamortized fair value adjustment of approximately $5.2 million, which resulted in an estimated loss on early extinguishment of debt of $0.5 million when combined with the $5.7 million prepayment penalty.

The Finley Road and Opus Place mortgage notes represent a loan provided by the seller of the Finley Road and Opus Place properties. The loan requires no payments of principal or interest until maturity in 2006 when Wells REIT II must pay an amount equal to $17.8 million. The loan was recorded at fair value on the date of purchase using an imputed interest rate of 3.742%. The loan is secured by the Finley Road and Opus Place properties whose aggregate net book values were $70.3 million as of December 31, 2005. On February 3, 2006, Wells REIT II repaid the entire outstanding principal on the Finley Road and Opus Place mortgage note of $17.8 million.

The Key Center mortgage notes are non-interest bearing loans secured by the Key Center Complex, which has a net book value of $314.4 million as of December 31, 2005. These loans require no payments of principal or interest until maturity in 2012 when Wells REIT II must pay an amount equal to $17.7 million. The loans were recorded at fair value on the date of purchase using an imputed interest rate of 5.43%.

The LakePointe 3 construction loan represents a construction loan to fund up to $17.1 million of the costs to build an office building in Charlotte, North Carolina. The loan requires monthly interest payments and matures in 2007. The interest rate, per annum, is the monthly LIBOR Index Rate offered by Wachovia plus 100 basis points. Wells REIT II entered into an interest rate swap to hedge exposure to changing interest rates, resulting in Wells REIT II paying a fixed rate of 4.84% per annum of the balance outstanding at each payment date. The interest rate swap expires in 2007.

Wells REIT II’s weighted-average interest rate as of December 31, 2005 and 2004 for the aforementioned borrowings was approximately 5.21% and 4.90%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $16.7 million and $8.1 million during the years ended December 31, 2005 and 2004, respectively.

The following table summarizes the scheduled aggregate principal repayments for the five years subsequent to December 31, 2005 (in thousands):

	Principal Repayments
2006	$21,426	(1)(2)
2007	10,645	(1)
2008	332,210	(1)
2009	4,666	(1)
2010	27,938	(1)
Thereafter	435,517	(1)

Total	$832,402

(1)	Includes principal payments due as of December 31, 2005 of approximately $3,261, $3,400, $3,548, $3,704, $3,871, and $105,148 for the years ended December 31, 2006, 2007, 2008, 2009, 2010, and thereafter, respectively, under the University Circle mortgage note, which was paid in full on January 3, 2006.
(2)	Includes principal payments due as of December 31, 2005 of approximately $17,721 for the year ended December 31, 2006 under the Finley Road and Opus Place mortgage note, which was paid in full on February 3, 2006.

5.	COMMITMENTS AND CONTINGENCIES

Take-out Agreements

Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital, has developed a program that involves the acquisition of income-producing commercial properties through a series of single-member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties (the “Wells Section 1031 Program”) to persons seeking to reinvest the proceeds from a sale of real estate held for investment in another real estate investment to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“1031 Participants”). Acquisitions of properties for the Wells Section 1031 Program are generally financed with a combination of permanent first mortgage financing and interim financing obtained from institutional lenders. Following the acquisition of a property, a subsidiary of Wells Management attempts to sell co-tenancy interests in such property to 1031 Participants, the proceeds from which are typically used to immediately repay interim financing.

As of December 31, 2005, Wells REIT II had commitments outstanding under three Take-Out Purchase and Escrow Agreements (the “Take-Out Agreements”). Under the terms of the Take-Out Agreements, Wells REIT II has committed to purchase any co-tenancy interests in properties acquired by subsidiaries of Wells Management and unsold to 1031 Participants as of the maturity date of the interim financing obtained to acquire the properties. In consideration for the exposure created under the Take-Out Agreements, Wells REIT II earned fees of approximately $0.8 million and $0 during the years ended December 31, 2005 and 2004, respectively, which is included in interest and other income in the accompanying consolidated statement of operations.

Information on the Take-Out Agreements outstanding as of December 31, 2005 is as follows (in thousands):

Location of Property	Property Acquisition Date	Obligation End Date	Initial Maximum Exposure	Remaining Exposure at December 31, 2005	Fee Earned
Lisle, IL	December 14, 2005	June 14, 2006	$12,080	$12,080	$151
Bellevue, NE	December 16, 2005	June 16, 2006	$21,610	$21,610	$270
Bellevue, NE	December 16, 2005	June 16, 2006	$14,440	$14,440	$181

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

Property Under Construction

Wells REIT II executed a construction agreement with an unrelated third party for the purpose of constructing the LakePointe 3 office building in Charlotte, North Carolina. As of December 31, 2005, Wells REIT II had approximately $10.7 million in costs remaining to be incurred under the agreement. Construction is anticipated to be completed by September 2006.

University Circle Buildings

In connection with the acquisition of the University Circle Buildings on September 20, 2005, Wells REIT II will owe additional purchase consideration ranging from $7.7 million to $12.9 million. The exact amount will be calculated pursuant to an earnout agreement between Wells REIT II and the seller and will be based on the amount of qualified leases, as defined, to be procured by the seller for currently vacant space on or before May 1, 2006. In connection with this earnout agreement, at closing, Wells REIT II assigned $7.7 million of available borrowings under the Wachovia Line of Credit to a letter of credit. As of December 31, 2005, the minimum earnout payment due of $7.7 million has been capitalized and is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheet; however, an amendment to the purchase and sale agreement executed in January 2006 caused the minimum earnout payment to decrease from $7.7 million to $7.5 million. Further, Wells REIT II incurred additional purchase consideration of approximately $2.9 million related to a qualified lease procured by the seller in January 2006, which increased the minimum earnout payment to approximately $10.4 million.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The current lease with the majority tenant of the 100 East Pratt Street Building, T. Rowe Price Group, Inc., entitles T. Rowe Price Group, Inc. to obligate Wells REIT II to fund tenant improvements or grant leasing commissions of up to $13.9 million, of which approximately $1.9 million may be used to offset future rental billings at the tenant’s discretion. As of December 31, 2005, no tenants have exercised such options that had not been materially satisfied.

Litigation

Wells REIT II is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II. Wells REIT II is not aware of any such legal proceedings contemplated by governmental authorities.

Operating Lease Obligations

Wells REIT II owns one property that is subject to a ground lease with an expiration date of December 31, 2058. As of December 31, 2005, the remaining required payments under the terms of this ground lease are as follows (in thousands):

Payment
2006	$60
2007	60
2008	60
2009	60
2010	60
Thereafter	2,880

Total	$3,180

Obligations Under Capital Leases

Certain properties are subject to ground leases meeting the qualifications of a capital lease. Each obligation requires payments equal to the amounts of principal and interest receivable of related investments in bonds, which mature in 2011 or 2012. Required payments under the terms of the leases are as follows as of December 31, 2005 (in thousands):

Payment
2006	$4,680
2007	4,680
2008	4,680
2009	4,680
2010	4,680
Thereafter	85,980

109,380
Amounts representing interest	(31,380)

Total	$78,000

6.	STOCKHOLDERS’ EQUITY

Stock Option Plan

Wells REIT II maintains the Stock Option Plan that provides for grants of “non-qualified” stock options to be made to selected employees of Wells Capital and Wells Management. A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2005, no stock options have been granted under the plan; therefore, all 750,000 shares are available for option grants, subject to limitations set forth in the charter.

Under the Stock Option Plan, the exercise price per share for the options must be the greater of (1) $11.00 or (2) the fair market value (as defined in the Stock Option Plan) on the date the option is granted. The conflicts committee of Wells REIT II’s board of directors, upon recommendation and consultation with Wells Capital, may grant options under the plan. The conflicts committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. If the conflicts committee determines that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of certain corporate transactions or events, the conflicts committee may adjust the number and class of shares or the exercise price with respect to any option. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an option holder in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

Wells REIT II maintains the Independent Director Stock Option Plan (the “Director Plan”) that provides for grants of stock to be made to independent directors of Wells REIT II. A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan. As of December 31, 2005 and 2004, 36,000 and 28,000 options had been granted under the plan, respectively. Therefore, as of December 31, 2005, 64,000 shares remain available for independent director stock option grants, subject to limitations set forth in the charter.

Under the Director Plan, options to purchase 2,500 shares of common stock at $12.00 per share are granted upon initially becoming an independent director of Wells REIT II. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director will be granted options to purchase 1,000 additional shares of common stock at the greater of (1) $12.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event that the potential benefits of the stock options may be inappropriately diluted or enlarged as a result of certain corporate transactions or events, the conflicts committee may adjust the number and class of shares or the exercise price with respect to any option. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2005 and 2004 is as follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2003	—	—	—
Granted in 2004	28,000	$12

Outstanding as of December 31, 2004	28,000	$12	4,000
Granted in 2005	8,000	$12

Outstanding as of December 31, 2005	36,000	$12	8,000

In accordance with SFAS 123, Wells REIT II estimated the fair value of each stock option granted in 2005 and 2004 as of the date of the grant using the Black-Scholes-Merton model with the following assumptions:

	2005	2004
Risk-free rate	3.81%	3.88%
Projected future dividend yield	6.00%	6.00%
Expected life of the options	6 years	6 years
Volatility	0.168	0.212

As none of the options described above have been exercised, Wells REIT II does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (2 years). As Wells REIT II’s common stock is not publicly traded, Wells REIT II does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT II. Based on the above assumptions, the fair value of the options granted during the years ended December 31, 2005 and 2004 was insignificant. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2005 was approximately eight years.

Dividend Reinvestment Plan

Wells REIT II maintains the Dividend Reinvestment Plan (“DRP”) that allows common stockholders to elect to reinvest an amount equal to the dividends declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash dividends. Under the DRP, shares may be purchased by participating stockholders at the higher of $9.55 per share or 95% of the estimated per share value, as estimated by Wells Capital or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT II’s stock. Wells REIT II pays no dealer-manager fees on shares issued under the DRP. On August 10, 2005 Wells REIT II adopted an amended and restated DRP, which eliminated all commissions paid on shares issued under the DRP effective for the fourth quarter 2005 dividend payment. Prior to the adoption of the amended and restated DRP, Wells REIT II paid selling commissions of 5.0% in connection with sales under the DRP to the extent it paid commissions on the shares to which the dividends relate. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days’ written notice to participants.

Share Redemption Program

Wells REIT II maintains a Share Redemption Program (“SRP”) for stockholders who hold their shares for more than one year, subject to certain limitations. The SRP provides that Wells REIT II may repurchase a share of common stock for $9.10 per share, or 91% of the price paid for those shares sold for less than $10.00. This redemption price is expected to remain fixed until three years after Wells REIT II completes its offering stage. Wells REIT II will view its offering stage as complete upon the termination of its first public equity offering that is followed by a one-year period during which it does not engage in another public equity offering (other than secondary offerings or offerings related to a DRP, employee benefit plan, or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price would equal 95% of the per share value of Wells REIT II as estimated by Wells Capital or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or qualifying disability (as defined in the SRP) of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of the estimated per share value of Wells REIT II.

Shares redeemed during a calendar year under the SRP, other than upon the death or qualifying disability of a stockholder, may not exceed (i) 50% of the net proceeds from the sale of shares through the DRP in the current calendar year or (ii) 5% of the weighted-average common shares outstanding during the preceding calendar year. In addition, Wells REIT II currently limits all redemptions during any calendar year, including redemptions upon death or qualifying disability, to those that can be funded with proceeds from the sale of shares under the DRP during the current calendar year. The board of directors may amend, suspend, or terminate the SRP at any time with 30 days’ notice. Approximately 1.6 million and 70,000 shares were redeemed under the SRP, during the years ended December 31, 2005 and 2004, respectively.

On February 8, 2006, the board of directors of Wells REIT II approved an amendment to the SRP, which will become effective 30 days after the filing of this annual report on Form 10-K. The primary effect of these changes should be to increase the number of shares Wells REIT II can redeem upon the request of the heirs of its stockholders. The limits on Wells REIT II’s ability to redeem shares under the amended program are set forth below:

•	Wells REIT II will not make an Ordinary Redemption until one year after the issuance of the share to be redeemed. Redemptions that do not occur within two years of a stockholder’s death or qualifying disability are “Ordinary Redemptions.”

•	Wells REIT II will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under the DRP during such period.

•	Wells REIT II will limit Ordinary Redemptions and those in connection with a “qualifying disability” so that the aggregate of such redemptions during any calendar year do not exceed 100% of the net proceeds from the DRP during the calendar year.

•	Wells REIT II will limit all redemptions (including those upon death or “qualifying disability” of a stockholder) during any calendar year to no more than 5% of the weighted-average number of shares outstanding in the prior calendar year.

7.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2005 and 2004 and the period from inception (July 3, 2003) to December 31, 2003 (in thousands):

	Years Ended December 31,		Period from Inception (July 3, 2003) to December 31, 2003
	2005	2004
Acquisition fees applied to investments	$24,074	$15,646	$—

Acquisition fees due to affiliate	$2,397	$3,759	$—

Investment in real estate funded with other assets	$345	$—	$—

Capital expenditures accrued	$4,041	$4,148	$—

Other assets assumed upon acquisition of properties	$9,378	$—	$—

Write-off of fully amortized deferred financing costs	$1,093	$5,095	$—

Deferred lease costs accrued	$521	$—	$—

Assumption of bonds and related obligations under capital leases upon acquisition of properties	$—	$78,000	$—

Notes payable assumed upon acquisition of properties	$225,932	$115,485	$—

Proceeds from notes payable placed in escrow	$23,912	$—	$—

Net fair market value adjustment to increase (decrease) notes payable upon acquisition of properties	$366	$(967)	$—

Liabilities assumed upon acquisition of properties	$12,622	$3,822	$—

Contributions from minority interest partners	$793	$1,112	$—

Discounts applied to issuance of common stock	$4,160	$1,742	$—

Dividends payable	$5,142	$1,964	$—

Commissions on stock sales and related dealer-manager fees due to affiliate	$84	$651	$—

Other offering costs due to affiliate	$2,747	$3,759	$—

8.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

On October 20, 2005, Wells REIT II entered into a new advisory agreement (the “Advisory Agreement”) with Wells Capital, which entitles Wells Capital to earn specified fees for certain services. The Advisory Agreement is effective through October 19, 2006; however, either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. If initiating termination of the Advisory Agreement, Wells REIT II would be obligated to pay all unpaid earned fees and reimbursements of expenses to Wells Capital.

Under the terms of the Advisory Agreement, Wells Capital receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by Wells Capital on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•	Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses Wells Capital for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•	Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (1) all properties of Wells REIT II and (2) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 0.25% of the net asset value of those investments at each quarter-end after deducting debt used to acquire or refinance properties;

•	Reimbursement for all costs and expenses Wells Capital incurs in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries and other employee-related expenses of Wells Capital’s employees, which perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which Wells Capital receives a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts;

•	For any property sold by Wells REIT II, a disposition fee equal to 1.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the excess by which the market value of the stock plus dividends paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of December 31, 2005, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.6 million related to the initial offering and $0.8 million related to the follow-on offering, which represents approximately 1.6% and 2.0% of cumulative gross equity raised by Wells REIT II under each offering, respectively. Wells Capital has incurred cumulative organization and offering costs on behalf of Wells REIT II of approximately $31.6 million related to the initial offering and $1.9 million related to the follow-on offering.

Dealer-Manager Agreement

Wells REIT II has executed a Dealer-Manager Agreement with WIS, whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a fee of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker dealers.

Property Management, Leasing, and Construction Agreement

On November 24, 2004, Wells REIT II entered into a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) with Wells Management. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II will pay the following fees to Wells Management in accordance with the terms of the Management Agreement:

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

Related Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2005 and 2004 and the period from inception (July 3, 2003) to December 31, 2003 (in thousands):

	Years Ended December 31,		Period from Inception (July 3, 2003) to December 31, 2003
	2005	2004
Commissions(1)	$83,048	$55,441	$—
Dealer-manager fees(1)(2)	29,969	19,800	—
Acquisition fees(3)	23,892	15,828	—
Reimbursement of organization and offering costs(1)	16,535	15,828	—
Asset management fees	10,417	3,032	—
Administrative reimbursements	3,831	1,247	—
Property management fees	222	66	—

	$167,914	$111,242	$—

(1)	Commissions, dealer-manager fees, and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.
(2)	For the years ended December 31, 2005 and 2004, $14.3 million and $9.0 million, respectively, were reallowed by WIS to participating broker dealers.
(3)	Acquisition fees are capitalized and included in prepaid expenses and other assets in the accompanying consolidated balance sheets and are allocated to properties upon acquisition. All acquisition fees had been allocated to properties as of December 31, 2005. As of December 31, 2004, $0.2 million was included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, leasing commissions, or construction-related fees during the years ended December 31, 2005 and 2004.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2005 and 2004 (in thousands):

	December 31
	2005	2004
Organization and offering cost reimbursements due to Wells Capital	$2,747	$3,759
Acquisition fees due to Wells Capital	2,397	3,759
Asset management fees due to Wells Capital	2,086	1,555
Other salary and administrative reimbursements due to Wells Capital and Wells Management	906	99
Commissions and dealer-manager fees due to WIS	84	651

	$8,220	$9,823

Economic Dependency

Wells REIT II has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II common stock, as well as other administrative responsibilities for Wells REIT II including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells REIT II is dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005 and 2004, Wells REIT II believes that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, the president and a director of Wells REIT II, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership sponsored by Well Capital and Mr. Wells, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the general partners of Fund I; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

9.	OPERATING LEASES

Virtually all of Wells REIT II’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases frequently have provisions to extend the lease agreement, options for early termination after paying a specified penalty, and other terms and conditions as negotiated. Wells REIT II retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Wells REIT II’s tenants are generally of “investment-grade” quality and there are no significant concentrations of credit risk within any particular tenant. Tenants in the legal services and depository institution industries comprise 18% and 12%, respectively, of Wells REIT II’s 2005 annualized gross base rent. Wells REIT II’s properties are located in 15 states and the District of Columbia. As of December 31, 2005, approximately 14%, 12%, and 10% of Wells REIT II’s office and industrial properties are located in metropolitan Cleveland, metropolitan Atlanta, and metropolitan San Jose, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2005 is as follows (in thousands):

2006	$205,634
2007	210,779
2008	205,292
2009	198,195
2010	187,241
Thereafter	757,918

Total	$1,765,059

No tenant contributed more than 10% of rental income for the year ended December 31, 2005. One tenant will contribute 11% of future minimum rental income.

10.	INCOME TAXES

Wells REIT II’s income tax basis net income for the years ended December 31, 2005 and 2004 and the period from inception (July 3, 2003) to December 31, 2003 is as follows (in thousands):

	2005	2004	2003
GAAP basis financial statement net income (loss)	$12,521	$(4,562)	$—
Increase (decrease) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	35,541	9,791	—
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(9,987)	(3,290)	—
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	3,602	1,394	—
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	338	402	—
Expenses for financial reporting purposes, in excess of amounts for income tax purposes	1,361	144	—

Income tax basis net income, prior to dividends paid deduction	$43,376	$3,879	$—

As of December 31, 2005, the tax basis carrying value of Wells REIT II’s total assets was approximately $2.66 billion. For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2005	2004
Ordinary income	55%	25%
Capital gains	—	—
Return of capital	45%	75%

Total	100%	100%

For the year ended December 31, 2005, Wells TRS incurred a net operating loss of approximately $107,000, for which the related tax benefit may be carried forward through 2025. Accordingly, Wells REIT II recorded a deferred tax asset and recognized the related tax benefit in the accompanying consolidated balance sheet and statement of operations, respectively. Income tax benefit reported in the accompanying consolidated statements of operations relates to Wells TRS and consists of the following (in thousands):

	Years Ended December 31,
	2005	2004
Federal	$36	$—
State	5	—

	$41	$—

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells REIT II’s effective tax rate for the year ended December 31, 2005 and 2004 is as follows:

	Years Ended December 31,
	2005	2004
Federal statutory income tax rate	34.00%	—
State income taxes, net of federal benefit	4.62%	—

Effective tax rate	38.62%	—

Components of the deferred tax asset as of December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Deferred tax asset:
Net operating loss carryforward	$41	$—

	$41	$—

Deferred tax liability	$—	$—

Net deferred tax asset	$41	$—

The deferred tax asset is included in prepaid and other assets in the accompanying consolidated balance sheets and is considered a current asset.

11.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004 (in thousands), except per share data:

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,245	$35,781	$44,333	$53,649
Net income	$810	$1,429	$5,246	$5,036
Basic and diluted net income per share(1)	$0.01	$0.01	$0.03	$0.03
Dividends per share	$0.15	$0.15	$0.15	$0.15

	2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$990	$5,498	$17,429	$26,784
Net income (loss)	$(1,007)	$(1,940)	$(1,656)	$41
Basic and diluted net loss per share(1)	$(0.43)	$(0.13)	$(0.04)	$—
Dividends per share	$0.05	$0.14	$0.15	$0.15

(1)	The total of the four quarterly amounts for the years ended December 31, 2005 and 2004 does not equal the total for the year then ended. These differences result from the increase in weighted-average shares outstanding over the year.

12.	SUBSEQUENT EVENT

Sale of Shares of Common Stock

From January 1, 2006 through February 28, 2006, Wells REIT II raised approximately $116.3 million through the issuance of approximately 11.6 million shares of common stock under its follow-on offering. As of February 28, 2006, approximately 284.5 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s DRP.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(thousands of dollars)

		Additions		Deductions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs and Reclassifications	Balance At End of Period
December 31, 2005
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$432	$365	$—	$62	$735

December 31, 2004
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$—	$432	$—	$—	$432

December 31, 2003
Allowances deducted from assets to which they apply
Allowances for doubtful accounts	$—	$—	$—	$—	$—

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(in thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2005
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(h)
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	$1,406	$6,241	$30,170	$36,411	$3,371	1980	2/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100%	18,000	(a)	600	13,225	13,825	5,797	618	19,004	19,622	1,135	2003	3/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	444	4,502	13,058	17,560	999	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	None		11,200	72,467	83,667	2,717	11,459	74,925	86,384	6,064	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	23,800		5,570	38,218	43,788	497	5,627	38,658	44,285	3,230	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,883	11,050	64,230	75,280	6,036	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(b)	5,846	66,681	72,527	1,810	5,934	68,403	74,337	4,490	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	2,281	26,806	77,992	104,798	7,361	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	49,662		2,711	69,383	72,094	371	2,721	69,744	72,465	3,492	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	11,684		6,925	34,575	41,500	359	6,976	34,883	41,859	1,387	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	6,037		3,579	17,220	20,799	188	3,605	17,382	20,987	696	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	680	7,485	61,206	68,691	2,790	1985	9/20/2004	0 to 40 years
4100-4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	1,601	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	524	8,546	44,671	53,217	2,243	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	802	8,799	32,990	41,789	3,817	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	22,925	43,589	66,514	2,311	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	755	2,558	35,737	38,295	2,432	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III(c)	Downers Grove, IL	95%	30,840		3,028	47,454	50,482	641	3,054	48,069	51,123	5,283	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	70	4,501	48,027	52,528	2,661	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	715	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	131	522	8,810	9,332	241	2001	3/17/2005	0 to 40 years
5995 OPUS DRIVE	Minnetonka, MN	100%	None		2,693	14,670	17,363	2,249	2,737	16,875	19,612	906	1988	4/5/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	None		3,452	17,456	20,908	3,240	3,472	20,676	24,148	643	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000		31,234	140,217	171,451	9,729	31,777	149,403	181,180	3,784	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None		2,822	22,910	25,732	86	2,822	22,996	25,818	764	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None		5,626	38,254	43,880	62	5,629	38,313	43,942	918	1955	7/6/2005	0 to 40 years

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(in thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2005
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed(h)
ONE ROBBINS ROAD(d)	Westford, MA	99%	12,556		5,391	33,788	39,179	—	5,391	33,788	39,179	449	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD(d)	Westford, MA	99%	10,444		2,950	32,544	35,494	—	2,950	32,544	35,494	626	2001	8/18/2005	0 to 40 years
BALDWIN POINT(e)	Orlando, FL	97%	None		2,920	19,794	22,714	525	2,921	20,318	23,239	293	2005	8/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	48,455		8,722	107,730	116,452	—	8,722	107,730	116,452	1,797	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	39,600		10,040	93,716	103,756	2,450	10,040	96,166	106,206	980	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	34,877		8,731	76,842	85,573	—	8,731	76,842	85,573	738	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	71	2,680	42,340	45,020	407	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	90,000		8,186	147,653	155,839	—	8,188	147,651	155,839	212	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER(f)	Cleveland, OH	50%	7,117	(g)	7,269	244,424	251,693	—	7,269	244,424	251,693	392	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT(f)	Cleveland, OH	50%	5,454		3,473	34,458	37,931	—	3,473	34,458	37,931	114	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None		1,381	21,855	23,236	—	1,381	21,855	23,236	33	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None		5,150	41,372	46,522	—	5,150	41,372	46,522	62	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None		2,150	14,930	17,080	—	2,150	14,930	17,080	25	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	6,476		2,488	5,483	7,971	—	2,488	5,483	7,971	—

Total—100% REIT II Properties					$274,226	$2,022,540	$2,296,766	$41,560	$277,097	$2,061,229	$2,338,326	$75,499

(a)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.
(b)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.
(c)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(d)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(e)	Wells REIT II acquired an approximate 97.3% interest in the Baldwin Point Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(f)	Wells REIT II acquired an approximate 50.0% interest in the Key Center Tower and Key Center Marriott Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(g)	Property is owned subject to a long-term ground lease.
(h)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years and Buildings are depreciated over 40 years.

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2005

(dollars in thousands)

	Cost	Accumulated Depreciation and Amortization
Balance at December 31, 2003	$—	$—
2004 Additions	955,399	16,909
2004 Dispositions	—	—

Balance at December 31, 2004	$955,399	$16,909

2005 Additions	1,382,927	58,590
2005 Dispositions	—	—

Balance at December 31, 2005	$2,338,326	$75,499

S-4