Form 10-Q
period 2006-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2006-05-11
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

            Large Accelerated filer  ☐                                Accelerated filer  ☐                                Non-Accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2006: 225,826,378 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those Acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2005, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT II’s results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) March 31, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$277,468	$277,097
Buildings and improvements, less accumulated depreciation of $42,639 and $31,961 as of March 31, 2006 and December 31, 2005, respectively	1,592,282	1,589,689
Intangible lease assets, less accumulated amortization of $58,721 and $43,538 as of March 31, 2006 and December 31, 2005, respectively	373,483	390,001
Construction in progress	10,334	6,040

Total real estate assets	2,253,567	2,262,827

Cash and cash equivalents	42,532	35,352
Tenant receivables, net of allowance for doubtful accounts of $1,004 and $735 as of March 31, 2006 and December 31, 2005, respectively	32,562	27,887
Prepaid expenses and other assets	40,417	44,033
Deferred financing costs, less accumulated amortization of $813 and $614 as of March 31, 2006 and December 31, 2005, respectively	2,443	3,231
Deferred lease costs, less accumulated amortization of $28,152 and $20,929 as of March 31, 2006 and December 31, 2005, respectively	231,446	237,553
Investment in bonds	78,000	78,000

Total assets	$2,680,967	$2,688,883

Liabilities:
Line of credit and notes payable	$676,774	$832,402
Accounts payable, accrued expenses, and accrued capital expenditures	37,525	31,694
Due to affiliates	4,083	8,220
Dividends payable	5,652	5,142
Deferred income	9,916	8,387
Intangible lease liabilities, less accumulated amortization of $5,292 and $3,894 as of March 31, 2006 and December 31, 2005, respectively	61,162	62,560
Obligations under capital leases	78,000	78,000

Total liabilities	873,112	1,026,405

Commitments and Contingencies	—	—

Minority Interest	2,646	2,724

Redeemable Common Stock	11,196	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; and 217,269,380 and 197,403,280 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	2,172	1,974
Additional paid-in capital	1,929,223	1,752,162
Cumulative distributions in excess of earnings	(126,186)	(94,382)
Redeemable common stock	(11,196)	—

Total stockholders’ equity	1,794,013	1,659,754

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$2,680,967	$2,688,883

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for share and per share amounts)

	(Unaudited) Three Months Ended March 31,
	2006	2005
Revenues:
Rental income	$56,285	$25,101
Tenant reimbursements	12,914	5,144
Hotel income	4,369	—

	73,568	30,245
Expenses:
Property operating costs	21,500	7,861
Hotel operating costs	3,787	—
Asset and property management fees:
Related party	4,708	2,040
Other	1,147	510
Depreciation	10,678	4,059
Amortization	19,470	8,360
General and administrative	2,918	2,121

	64,208	24,951

Real estate operating income	9,360	5,294

Other income (expense):
Interest expense	(11,172)	(5,765)
Loss on early extinguishment of debt	(1,115)	—
Interest and other income	1,756	1,311

	(10,531)	(4,454)

Income (loss) before minority interest and income tax benefit	(1,171)	840

Minority interest in loss (earnings) of consolidated entities	29	(30)

Income (loss) before income tax benefit	(1,142)	810

Income tax benefit	261	—

Net income (loss)	$(881)	$810

Net income per share - basic and diluted	$0.00	$0.01

Weighted-average shares outstanding - basic and diluted	206,103,961	90,073,384

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	79,132	$791	$699,463	$(23,139)	$—	$677,115

Issuance of common stock	119,875	1,199	1,197,555	—	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	—	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	—	(113,017)
Other offering costs	—	—	(16,535)	—	—	(16,535)
Net income	—	—	—	12,521	—	12,521

Balance, December 31, 2005	197,403	1,974	1,752,162	(94,382)	—	1,659,754

Issuance of common stock	20,522	205	205,015	—	—	205,220
Redemptions of common stock	(656)	(7)	(6,242)	—	—	(6,249)
Redeemable common stock	—	—	—	—	(11,196)	(11,196)
Dividends ($0.15 per share)	—	—	—	(30,923)	—	(30,923)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(18,544)	—	—	(18,544)
Other offering costs	—	—	(3,168)	—	—	(3,168)
Net loss	—	—	—	(881)	—	(881)

Balance, March 31, 2006	217,269	$2,172	$1,929,223	$(126,186)	$(11,196)	$1,794,013

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(881)	$810
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest in earnings (loss) of consolidated entities	(29)	30
Depreciation	10,678	4,059
Amortization of deferred financing costs and fair market value adjustments on notes payable	487	658
Other amortization	22,356	9,090
Loss on early extinguishment of debt	1,115	—
Changes in assets and liabilities:
Increase in tenant receivables, net	(4,675)	(1,794)
Decrease (increase) in prepaid expenses and other assets	2,644	(4)
Increase (decrease) in accounts payable and accrued expenses	5,587	(1,145)
Decrease in due to affiliates	(857)	(405)
Increase in deferred income	1,529	352

Net cash provided by operating activities	37,954	11,651

Cash Flows from Investing Activities:
Investment in real estate	(11,332)	(92,974)
Proceeds from master leases	174	—
Earnest money paid	(1,000)	(2,600)
Acquisition fees paid	(6,197)	(8,086)
Deferred lease costs paid	(1,572)	(20)

Net cash used in investing activities	(19,927)	(103,680)

Cash Flows from Financing Activities:
Deferred financing costs paid	(28)	(268)
Prepayment penalty on early extinguishment of debt	(5,734)	—
Proceeds from lines of credit and notes payable	128,130	55,195
Repayments of lines of credit and notes payable	(278,810)	(147,032)
Distributions paid to minority interest partner	(49)	(22)
Issuance of common stock	204,088	233,778
Redemptions of common stock	(6,249)	(1,096)
Dividends paid to stockholders	(30,413)	(12,901)
Commissions on stock sales and related dealer-manager fees paid	(16,664)	(22,128)
Other offering costs paid	(5,118)	(8,083)

Net cash (used in) provided by financing activities	(10,847)	97,443

Net increase in cash and cash equivalents	7,180	5,414
Cash and cash equivalents, beginning of period	35,352	20,876

Cash and cash equivalents, end of period	$42,532	$26,290

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. As of March 31, 2006, Wells REIT II owned more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include all subsidiaries of Wells REIT II, including Wells OP II, Wells OP II’s subsidiaries, and consolidated joint ventures. See Note 4 for a discussion of the advisory services provided by Wells Capital.

As of March 31, 2006, Wells REIT II owned interests in 37 office properties, one industrial building, and one hotel, comprising approximately 11.3 million square feet of rentable space located in 15 states and the District of Columbia. Thirty-three of the properties are wholly owned and six are owned through consolidated joint ventures. As of March 31, 2006, the office and industrial properties were approximately 96.2% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, with 185.0 million of such shares reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, with 0.6 million of such shares reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. As of March 31, 2006, Wells REIT II had raised gross offering proceeds of approximately $224.7 million from the sale of approximately 22.5 million shares under the follow-on offering. On April 14, 2006, Wells REIT II amended the aforementioned registration statements in order to combine the 300.6 million shares registered under the follow-on offering and the 174.4 million remaining unsold shares related to the dividend reinvestment plan registered under the initial public offering.

After reducing aggregate gross offering proceeds of approximately $2.2 billion, raised from the sale of common stock under the initial public offering and follow-on offering, for payments of acquisition fees of approximately $43.8 million, selling commissions and dealer-manager fees of approximately $206.8 million, other organization and offering expenses of approximately $35.5 million, and common stock redemptions of approximately $23.3 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $1.9 billion as of March 31, 2006, substantially all of which has been invested in real properties.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and a variable interest entity in which Wells REIT II is the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s annual report on Form 10-K for the year ended December 31, 2005.

Redeemable Common Stock

As of March 31, 2006, Wells REIT II’s share redemption program provided that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside the control of Wells REIT II, they are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of March 31, 2006.

Effective July 1, 2003, Wells REIT II adopted Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which requires, among other things, that financial instruments that represent a mandatory obligation of the company to repurchase its shares be classified as liabilities and reported at settlement value. Wells REIT II’s redeemable common shares are contingently redeemable at the option of the holder. As such, SFAS 150 is not applicable until such shares are tendered for redemption by the holder, at which time Wells REIT II reclassifies such obligations from mezzanine equity to a liability based upon their respective settlement values. As of March 31, 2006 and December 31, 2005, all shares tendered for redemption had been settled.

Revenue Recognition – Hotel Operations

Wells REIT II owns an interest in a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

On October 4, 2005, Wells REIT II created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for Wells REIT II to continue to qualify as a REIT, Wells

REIT II’s investment in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. Wells TRS incurred a net operating loss on an income tax basis for the three months ended March 31, 2006 and has recorded the related deferred tax asset in prepaid expenses and other assets in the accompanying consolidated balance sheets, and recorded the related benefit in the accompanying consolidated statement of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123-R applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. SFAS 123-R requires Wells REIT II to recognize expense for all stock options awarded over the respective vesting periods based on their fair values. SFAS 123-R became effective for Wells REIT II as of January 1, 2006. To date, the options granted by Wells REIT II have not had material value. The adoption of this statement has not had a material effect on Wells REIT II’s consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement has not had a material effect on Wells REIT II’s consolidated financial statements.

In July 2005, the FASB issued a Staff Position related to Statement of Position (“SOP”) No. 78-9-1: Interaction of American Institute of Certified Public Accountants SOP 78-9 and Emerging Issues Task Force (“EITF”) Issue No. 04-5 (“FSP”). The EITF reached a consensus on EITF Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, and concluded that a general partner is presumed to control a limited partnership and should, therefore, consolidate the limited partnership unless the limited partners possess substantive “kick-out” rights or substantive “participating rights.” This FSP eliminates the concept of “important rights” provided in SOP 78-9 and replaces it with the concepts of “kick-out rights” and “substantive participating rights,” as defined in EITF Issue No. 04-5. For all new partnerships formed and existing partnerships for which the partnership agreements are modified, this FSP and EITF Issue No. 04-5 became effective as of June 30, 2005. For all other partnerships, this guidance became effective as of January 1, 2006. The adoption of this FSP has not had a material effect on Wells REIT II’s consolidated financial statements.

3. Line of Credit and Notes Payable

As of March 31, 2006 and December 31, 2005, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2006	December 31, 2005
Line of credit	$195,000	$214,000
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
One West Fourth Street Building mortgage note	49,356	49,662
800 North Frederick Building mortgage note	46,400	46,400
Highland Landmark Building mortgage note	30,840	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
Key Center Complex mortgage notes	12,772	12,571
LakePointe 3 construction loan	10,606	6,476
University Circle Buildings mortgage note	—	122,932
Finley Road and Opus Place Buildings mortgage note	—	17,721

Total indebtedness	$676,774	$832,402

During the three months ended March 31, 2006, Wells REIT II had the following activity with respect to its line of credit and notes payable:

On January 3, 2006, Wells REIT II repaid the entire outstanding principal balance on the University Circle Buildings mortgage note of approximately $117.7 million and, additionally, paid a prepayment penalty of approximately $5.7 million. In connection with prepayment of the University Circle Buildings mortgage note, Wells REIT II recognized a loss of approximately $1.1 million resulting from the prepayment penalty of approximately $5.7 million and a write-off of approximately $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million. Accordingly, costs associated with the early extinguishment of debt are reported as a loss on early extinguishment of debt in the accompanying consolidated statements of operations.

On February 3, 2006, Wells REIT II repaid the entire outstanding principal balance on the Finley Road and Opus Place Buildings mortgage note of $17.8 million.

The line of credit represents a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. During 2005, Wells REIT II pledged approximately $9.2 million of its borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. As of March 31, 2006, after consideration of the letters of credit, Wells REIT II had a remaining borrowing capacity of up to approximately $195.8 million under the Wachovia Line of Credit.

The LakePointe 3 construction loan represents a construction loan to fund up to $17.1 million of the costs to build an office building in Charlotte, North Carolina. The loan requires monthly interest payments and matures in 2007. The interest rate, per annum, is the monthly London Interbank Offered Rate offered by Wachovia, plus 100 basis points. During the fourth quarter of 2005, Wells REIT II entered into an interest rate swap to hedge exposure to changing interest rates, resulting in Wells REIT II paying a fixed rate of 4.84% per annum of the balance outstanding at each payment date. The interest rate swap expires in 2007.

Cash paid for interest, including amounts capitalized and excluding the prepayment penalty related to the University Circle Buildings mortgage note, was approximately $9.3 million and $4.0 million during the three months ended March 31, 2006 and 2005, respectively.

4. Related-Party Transactions

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

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of March 31, 2006, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial offering and $3.8 million related to the follow-on offering, which represents approximately 1.6% and 1.7% of cumulative gross equity raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

Wells REIT II has executed a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker dealers.

Property Management, Leasing, and Construction Agreement

On November 24, 2004, Wells REIT II entered into a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) with Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II will pay the following fees to Wells Management in accordance with the terms of the Management Agreement:

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

Related Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Commissions (1)	$13,414	$16,415
Dealer-manager fees (1)	5,130	5,863
Acquisition fees (2)	4,119	4,676
Reimbursement of organization and offering costs (1)	3,168	4,676
Asset management fees	4,602	2,029
Administrative reimbursements	1,466	805
Property management fees	106	11

	$32,005	$34,475

(1)	Commissions, dealer-manager fees, and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.
(2)

Acquisition fees are capitalized as prepaid expenses and other assets in the accompanying consolidated balance sheets and are allocated to properties upon using investor proceeds to acquire properties or repay debt.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, leasing commissions, or construction-related fees during the three months ended March 31, 2006 or 2005.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006	December 31, 2005
Asset management fees due to Wells Capital	$1,399	$2,086
Commissions and dealer-manager fees due to WIS	832	84
Organization and offering cost reimbursements due to Wells Capital	797	2,747
Other salary and administrative reimbursements due to Wells Capital and Wells Management	735	906
Acquisition fees due to Wells Capital	320	2,397

	$4,083	$8,220

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2006, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5. Commitments and Contingencies

Take-out Agreements

Wells Management has developed a program that involves the acquisition of income-producing commercial properties through a series of single-member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties (the “Wells Section 1031 Program”) to persons seeking to reinvest the proceeds from a sale of real estate held for investment in another real estate investment to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“1031 Participants”). Acquisitions of properties for the Wells Section 1031 Program are generally financed with a combination of permanent first mortgage financing and interim financing obtained from institutional lenders. Following the acquisition of a property, a subsidiary of Wells Management attempts to sell co-tenancy interests in such property to 1031 Participants, the proceeds from which are typically used to immediately repay interim financing.

As of March 31, 2006, Wells REIT II had commitments outstanding under three Take-Out Purchase and Escrow Agreements (the “Take-Out Agreements”). Under the terms of the Take-Out Agreements, Wells REIT II receives a fee in exchange for committing to purchase any of the co-tenancy interests described above that remain unsold to 1031 Participants on the maturity date of the interim financing obtained to acquire the properties.

Information regarding the Take-Out Agreements outstanding as of March 31, 2006 is as follows (in thousands):

Location of Property	Property Acquisition Date	Obligation End Date	Initial Maximum Exposure	Remaining Exposure at March 31, 2006
Lisle, IL	December 14, 2005	June 14, 2006	$12,080	$11,081
Bellevue, NE	December 16, 2005	June 16, 2006	$21,610	$21,610
Bellevue, NE	December 16, 2005	June 16, 2006	$14,440	$14,440

Decision One Building

On June 24, 2005, Wells REIT II entered into an agreement to purchase a five-story office building currently under construction that will contain approximately 180,000 rentable square feet in Lancaster, South Carolina (the “Decision One Building”) for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing commissions not to exceed $1.8 million. In connection with the execution of this agreement, Wells REIT II paid a nonrefundable deposit of $3.4 million to an escrow agent. This deposit will be applied to the purchase price upon completion of the building. Completion of the construction of the Decision One Building is anticipated to occur in June 2006, at which point the purchase price will become due and payable to the seller. Decision One Mortgage Company will lease 100% of the Decision One Building at rental rates to be determined based upon total actual construction costs.

Property Under Construction

On December 28, 2005, Wells REIT II executed a construction agreement with an unrelated third party for the purpose of constructing the LakePointe 3 office building in Charlotte, North Carolina for a total cost of approximately $17.1 million. As of March 31, 2006, Wells REIT II had approximately $5.8 million in costs remaining to be incurred under the agreement. During April 2006, construction of the LakePointe 3 office building was substantially completed and tenants began to take occupancy therein. As of April 30, 2006, approximately $4.5 million in costs, primarily related to tenant improvements and leasing commissions, remained to be incurred under the agreement.

Properties Under Contract

As of March 31, 2006, Wells REIT II had entered into a contract to acquire two, three story office buildings containing approximately 268,000 aggregate rentable square feet located on an approximate 16.4-acre tract of land at 3100-3200 West Ray Road in Chandler, Arizona (the “SanTan Buildings”) for a total purchase price of $59.3 million, plus closing costs. As of March 31, 2006, Wells REIT II had placed approximately $1.0 million of cash in escrow in connection with this contract, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

On April 18, 2006, Wells REIT II purchased the SanTan Buildings for a purchase price of approximately $59.3 million, exclusive of closing costs and adjustments. The SanTan Buildings, which were constructed in 2000 and 2003, are leased to Toyota Motor Credit Corporation (approximately 50%), ISOLA USA Corporation (approximately 9%), and various other office tenants (approximately 41%).

University Circle Buildings

In connection with the acquisition of the University Circle Buildings on September 20, 2005, Wells REIT II agreed to pay additional purchase consideration ranging from $7.7 million to $12.9 million under an earnout agreement with the seller. The exact amount of the earnout payment is determined based on the amount of qualified leases, as defined, to be procured by the seller for currently vacant space on or before May 1, 2006. At closing, Wells REIT II assigned $7.7 million of available borrowings under the Wachovia Line of Credit to a letter of credit, and increased the basis of the property by accruing the minimum earnout payment of $7.7 million. During the three months ended March 31, 2006, the minimum earnout payment was reduced to $7.5 million, and Wells REIT II incurred additional purchase consideration of approximately $4.4 million. Accordingly, as of March 31, 2006, $11.9 million is capitalized to the basis of the property and included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Upon the expiration of the earnout agreement on May 1, 2006, Wells REIT II had incurred total additional purchase consideration of approximately $11.9 million, of which approximately $10.3 million was paid to the seller on May 1, 2006 with investor proceeds.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The current lease with the majority tenant of the 100 East Pratt Street Building, T. Rowe Price Group, Inc., entitles T. Rowe Price Group, Inc. to obligate Wells REIT II to fund tenant improvements or grant leasing commissions of up to $9.3 million, of which approximately $1.9 million may be used to offset future rental billings at the tenant’s discretion. As of March 31, 2006, no tenants have exercised such options that had not been materially satisfied.

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

6. Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Investment in real estate funded with other assets	$—	$179

Acquisition fees applied to investments in real estate assets	$4,007	$4,032

Acquisition fees due to affiliate	$320	$351

Accrued capital expenditures and deferred lease costs	$6,328	$—

Write-off of fully amortized intangible assets and deferred lease costs	$1,347	$—

Write-off of fully amortized deferred financing costs	$34	$—

Dividends payable	$5,652	$2,390

Discounts applied to issuance of common stock	$1,132	$721

Redeemable common stock	$11,196	$5,501

Commissions on stock sales and related dealer-manager fees due to affiliate	$832	$178

Other offering costs due to affiliate	$797	$351

7. Subsequent Events

Sale of Shares of Common Stock

From April 1, 2006 through April 30, 2006, Wells REIT II raised approximately $62.3 million through the issuance of approximately 6.2 million shares of common stock under its follow-on offering. As of April 30, 2006, approximately 271.3 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Amendment to Share Redemption Program

Wells REIT II’s board of directors has further amended Wells REIT II’s share redemption program to make death redemptions subject to a limitation that requires the dollar amount of shares redeemed in any calendar year to not exceed the dollar amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during such year. This amendment will become effective 30 days following the filing of this quarterly report. Previously, death redemptions were excluded from this limitation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Wells REIT II was formed on July 3, 2003. During 2004, we began acquiring real estate assets and receiving investor proceeds under our initial public offering of common stock. We continued receiving investor proceeds and investing in real estate assets throughout 2005. Thus, our results of operations for the three months ended March 31, 2006 and 2005 reflect growing operational revenues and expenses, fluctuating interest expense, and general and administrative expenses. The increased operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing for our acquisitions. Our general and administrative expenses have declined as a percentage of total revenues for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

From January 2004 through March 2006, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

The competition to acquire high-quality commercial office properties remains high. Currently, we continue to raise capital at a rate comparable to the first quarter of 2006. Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus is to continue to maintain the quality of our portfolio. Thus, in this intensely competitive environment, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

During the three months ended March 31, 2006, we generated net cash flows from operating activities of approximately $38.0 million, which is primarily comprised of receipts for rental revenues, hotel income, tenant reimbursements, and interest and other income, offset by payments for property operating costs, hotel operating costs, asset and property management fees, interest expense, and general and administrative expenses. From cash flows from operating activities during the three months ended March 31, 2006, we paid dividends to stockholders of approximately $30.4 million. During the three months ended March 31, 2006, we had net cash outflows from financing activities of approximately $10.8 million, primarily as a result of net repayments on our line of credit and notes payable of approximately $150.7 million and a prepayment penalty of approximately $5.7 million related to debt extinguishment. Such cash outflows were primarily funded by net proceeds from the sale of common stock under our public offerings, less payments of related commissions and dealer-manager fees, of approximately $187.4 million. We expect to utilize residual cash and cash equivalents of approximately $42.5 million as of March 31, 2006 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. As of April 30, 2006, we held cash balances of approximately $67.1 million and had outstanding borrowings under the Wachovia Line of Credit of approximately $196.0 million. As of April 30, 2006, after consideration of letters of credit pledged against the Wachovia Line of Credit, we had a remaining borrowing capacity of approximately $194.8 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund capital expenditures.

On March 3, 2006, the board of directors of Wells REIT II declared a daily dividend for stockholders of record from March 16, 2006 through June 15, 2006 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter in 2005 and the first quarter of 2006 on a per share basis. Such dividend will be paid during June 2006.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and the redemption of shares under the share redemption program. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future dividends paid may be lower as well. Our cash flow from operations depends significantly on market rents and our tenants’ ability to make rental payments. We believe that the diversity of our tenant base and the concentration of creditworthy tenants in our portfolio helps to mitigate the risk of tenants defaulting on leases. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Commitments and Contingencies

As of March 31, 2006, our contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Outstanding debt obligations	$676,774	$340	$321,037	$25,029	$330,368
Capital lease obligations	108,210	3,510	9,360	9,360	85,980
Purchase obligations (1)	106,300	106,300	—	—	—
Operating lease obligations	3,165	45	120	120	2,880

Total	$894,449	$110,195	$330,517	$34,509	$419,228

(1)

Includes purchase commitments for the Decision One Building and the LakePointe 3 office building, $11.9 million in connection with the University Circle earnout agreement, and the SanTan Buildings under contract. Refer to Note 5 to our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will each increase in future periods as a result of owning the assets we acquired during 2005 for an entire period and as a result of anticipated future acquisitions of real estate assets.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 21 real properties during 2004 and the first three months of 2005. During the remainder of 2005, we invested in 18 additional properties, which increased our total portfolio to 39 properties as of March 31, 2006. Accordingly, the results of operations presented for the quarters ended March 31, 2006 and March 31, 2005 are not directly comparable.

Comparison of the three months ended March 31, 2005 versus the three months ended March 31, 2006

Rental income and tenant reimbursements increased from approximately $25.1 million and $5.1 million, respectively, for the three months ended March 31, 2005 to approximately $56.3 million and $12.9 million, respectively, for the three months ended March 31, 2006, primarily as a result of the growth in the portfolio during 2005. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2005 for an entire period and future acquisitions of real estate assets.

Hotel income and hotel operating costs of approximately $4.4 million and $3.8 million, respectively, were recognized for the three months ended March 31, 2006 due to the acquisition of a hotel in conjunction with an office tower acquisition during the fourth quarter of 2005.

Property operating costs and asset and property management fees increased from approximately $7.9 million and $2.6 million, respectively, for the three months ended March 31, 2005 to approximately $21.5 million and $5.9 million, respectively, for the three months ended March 31, 2006, primarily as a result of the growth in the portfolio during 2005. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2005 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $4.1 million and $8.4 million, respectively, for the three months ended March 31, 2005 to approximately $10.7 million and $19.5 million, respectively, for the three months ended March 31, 2006, primarily due to the acquisition of properties during 2005.

Amortization increased at a higher rate than depreciation primarily because the amortization period for lease assets is the respective lease term, which is generally shorter than the useful life over which we depreciate buildings and improvements. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

General and administrative expenses increased from approximately $2.1 million for the three months ended March 31, 2005 to approximately $2.9 million for the three months ended March 31, 2006, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during 2005. General and administrative expenses as a percent of total revenues decreased from approximately 7% for the quarter ended March 31, 2005 to approximately 4% for the quarter ended March 31, 2006. In connection with the acquisition of additional real properties, we anticipate future general and administrative expenses to continue to increase as measured in gross dollars and to continue to decrease as a percentage of total revenues as we achieve greater economies of scale with a larger portfolio of real estate assets in future periods, as compared to historical periods.

Interest expense increased from approximately $5.8 million for the three months ended March 31, 2005 to approximately $11.2 million for the three months ended March 31, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions during the last three quarters of 2005, as well as an increase in average borrowings under our lines of credit. Average borrowings under our lines of credit increased from approximately $38.7 million during the first quarter of 2005 to $272.3 million during the first quarter of 2006. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional investor proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of $1.1 million during the three months ended March 31, 2006 in connection with prepaying the University Circle Buildings mortgage note. The loss resulted from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Minority interest decreased from approximately $30,000 in earnings of consolidated entities for the three months ended March 31, 2005 to approximately $29,000 in loss of consolidated entities for the three months ended March 31, 2006, primarily as a result of acquiring interests in three properties through separate joint ventures with minority interest partners during the last three quarters of 2005 and the consolidation of a variable interest entity in which we acquired an interest during the fourth quarter of 2005 and are the primary beneficiary. Earnings allocated to minority interest partners fluctuate based on the level of earnings generated by related properties and the nature of the allocation provisions provided in respective joint venture agreements.

We recognized net income and net income per share of approximately $0.8 million and $0.01, respectively, for the first quarter of 2005, as compared to a net loss and net loss per share of approximately $0.9 million and $0.00, respectively, for the first quarter of 2006. The $1.1 million loss on early extinguishment of debt, described above, and the increase in interest expense resulting from higher debt levels during the first quarter of 2006 compared to the first quarter of 2005 were the principal reasons for these decreases. We expect future real estate acquisitions to result in an increase in net income in future periods. The level of future net income per share will vary primarily based on the level of equity proceeds raised and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Funds From Operations

We believe that funds from operations (“FFO”) is a beneficial indicator of the performance of any equity REIT. Because FFO calculations exclude such factors as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and with other REITs. Our management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. Other REITs may not define FFO in accordance with the current National Association of Real Estate Investment Trust’s (“NAREIT”) definition (as we do) or may interpret the current NAREIT definition differently than we do.

FFO is a non-GAAP financial measure and does not represent net income determined in accordance with GAAP. We believe that net income, as determined in accordance with GAAP, is the most relevant measure of our operating performance and, accordingly, believe that FFO should not be viewed as an alternative measurement of our operating performance to net income.

Certain noncash items such as depreciation, amortization, and gains on the sale of real estate assets are excluded from our calculation of FFO. Conversely, FFO is not adjusted to reflect the cost of capital improvements or any related capitalized interest. Our calculation of FFO is presented in the following table (in thousands, except for share amounts):

	For the Three Months Ended March 31,
	2006	2005
Net income (loss)	$(881)	$810
Add:
Depreciation of real assets	10,678	4,059
Amortization of lease-related costs	19,470	8,360

FFO	$29,267	$13,229

Weighted-average shares outstanding	206,103,961	90,073,384

Set forth below is additional information related to selected material cash and noncash items included in or excluded from net income (loss) above, which may be helpful in assessing our operating results:

Included in Net Income (Loss):

•	Straight-line rental revenue of approximately $5.8 million and $2.3 million was recognized for the three months ended March 31, 2006 and 2005, respectively;

•

Amortization of intangible lease assets and liabilities was recognized as net decreases to rental revenues of approximately $2.9 million and $0.7 million for the three months ended March 31, 2006 and 2005, respectively;

•	Amortization of deferred financing costs of approximately $0.2 million and $0.5 million was recognized as interest expense for the three months ended March 31, 2006 and 2005, respectively; and

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the three months ended March 31, 2006 in connection with prepayment of the University Circle Buildings mortgage note resulting from a cash prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Excluded from Net Income (Loss):

•

During the three months ended March 31, 2006, master lease proceeds of $0.2 million were collected relating to previous acquisitions. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income (loss) or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for us to continue to qualify as a REIT, our investment in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. For the three months ended March 31, 2006, Wells TRS incurred a net operating loss on an income tax basis; therefore, we recorded the related deferred tax asset and benefit in the accompanying consolidated balance sheet and statements of operations, respectively.

No provision for federal income taxes has been made in our accompanying consolidated financial statements, other than the benefit earned by Wells TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to the property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on our estimate of their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets during the three months ended March 31, 2006 and 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisors, Wells Capital and Wells Management, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for asset advisory fees, acquisition and advisory fees, sales commissions, dealer-manager fees, and reimbursement of operating costs. See Note 4 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain contingencies and commitments with regard to certain transactions. Refer to Notes 4 and 5 to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Litigation against Wells Capital and its affiliates (Note 4);

•	Take-out Agreements (Note 5);

•	Decision One Building (Note 5);

•	Property under construction (Note 5);

•	Properties under contract (Note 5);

•	University Circle Buildings (Note 5); and

•	Commitments under existing lease agreements (Note 5).

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2006 through April 30, 2006, we raised approximately $62.3 million through the issuance of approximately 6.2 million shares of our common stock under our follow-on offering. As of April 30, 2006, approximately 271.3 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Acquisition of SanTan Buildings

On April 18, 2006, we purchased two, three-story office buildings containing approximately 268,000 aggregate rentable square feet located on an approximate 16.4-acre tract of land at 3100-3200 West Ray Road in Chandler, Arizona (the “SanTan Buildings”). The purchase price of the SanTan Buildings was approximately $59.3 million, exclusive of closing costs and adjustments. The SanTan Buildings, which were constructed in 2000 and 2003, are leased to Toyota Motor Credit Corporation (approximately 50%), ISOLA USA Corporation (approximately 9%), and various other office tenants (approximately 41%).

Amendments to Share Redemption Program

Our board of directors has further amended our share redemption program to make death redemptions subject to a limitation that requires the dollar amount of shares redeemed in any calendar year to not exceed the dollar amount of net proceeds raised from the sale of shares under our dividend reinvestment plan during such year. This amendment will become effective 30 days following the filing of this quarterly report. Previously, death redemptions were excluded from this limitation.

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

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit and the LakePointe 3 construction loan are our only debt instruments that bear interest at a variable rate. As of March 31, 2006, we had $195.0 million outstanding on the Wachovia Line of Credit, $10.6 million outstanding on the LakePointe 3 construction loan, and $471.2 million in fixed-rate, term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at March 31, 2006 under these loans was 5.20%.

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

Approximately $471.2 million of our total debt outstanding as of March 31, 2006 is subject to fixed rates, with an average interest rate of 5.03% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2006 were sold in an offering registered under the Securities Act of 1933.

(b)	Initial Public Offering

On December 1, 2003, we commenced our initial public offering of up to 785.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 185.0 million of such shares reserved for issuance under our dividend reinvestment plan. We stopped offering shares for sale under the 600.0 million-share primary offering on November 26, 2005. We raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the initial public offering.

After payment of acquisition fees of approximately $38.6 million, selling commissions and dealer-manager fees of approximately $182.3 million, other organization and offering expenses of approximately $31.7 million, and common stock redemptions of approximately $13.3 million under the share redemption program, we had received aggregate net offering proceeds under our initial public offering of approximately $1.7 billion as of March 31, 2006, all of which has been invested in real properties.

Follow-on Public Offering

On November 10, 2005, we commenced a follow-on offering of up to 300.6 million shares of common stock pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, with 0.6 million of such shares reserved for issuance under our dividend reinvestment plan. As of March 31, 2006, we had raised gross offering proceeds of approximately $224.7 million from the sale of approximately 22.5 million shares under the follow-on offering.

After payment of acquisition fees of approximately $5.2 million, selling commissions and dealer-manager fees of approximately $24.5 million, other organization and offering expenses of approximately $3.8 million, and common stock redemptions of approximately $10.0 million under the share redemption program, we had received aggregate net offering proceeds under our follow-on offering of approximately $181.2 million as of March 31, 2006, all of which have been invested in real properties. From April 1, 2006 through April 31, 2006, we raised approximately $62.3 million through the issuance of approximately 6.2 million shares of common stock under our follow-on offering.

(c)	During the quarter ended March 31, 2006, we redeemed shares as follows (in thousands, except per share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2006	159	$9.63	(2)
February 2006	267	9.53	(2)
March 2006	230	9.46	(2)

(1)

All shares repurchased were repurchased under our share redemption program. We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004 and March 28, 2006.

(2)

We will not make an “Ordinary Redemption” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the share to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit all redemptions to no more than 5% of the weighted-average number of shares outstanding in the prior calendar year. We will also limit all redemptions, including (effective 30 days from the filing of this quarterly report) redemptions upon the death of a stockholder, so that the aggregate of redemptions during any calendar year will not exceed 100% of the net dividend reinvestment plan proceeds during the calendar year.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2006.

ITEM 5. OTHER INFORMATION

(a)	During the first quarter of 2006, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter 2006 Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 10, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2006 FORM 10-Q OF

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

4.4

Description of Share Redemption Program (incorporated by reference to (i) the Prospectus included in the Follow-on Registration Statement under the caption “Description of Shares – Share Redemption Plan”, (ii) the description under “Item 5 - Redemption of Common Stock” in the Annual Report on Form 10-K as of December 31, 2005, and (iii) the description under Part II, Item 2(c) in this quarterly report

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