Form 10-Q
period 2006-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2006-08-10
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-51262

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2006: 247,180,075 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT II’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per share amounts)

	(Unaudited) June 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$285,838	$277,097
Buildings and improvements, less accumulated depreciation of $53,870 and $31,961 as of June 30, 2006 and December 31, 2005, respectively	1,640,715	1,589,689
Intangible lease assets, less accumulated amortization of $75,186 and $43,538 as of June 30, 2006 and December 31, 2005, respectively	364,055	390,001
Construction in progress	588	6,040

Total real estate assets	2,291,196	2,262,827

Cash and cash equivalents	34,234	35,352
Tenant receivables, net of allowance for doubtful accounts of $1,217 and $735 as of June 30, 2006 and December 31, 2005, respectively	41,245	27,887
Prepaid expenses and other assets	40,654	44,033
Deferred financing costs, less accumulated amortization of $1,044 and $614 as of June 30, 2006 and December 31, 2005, respectively	2,173	3,231
Deferred lease costs, less accumulated amortization of $35,591 and $20,929 as of June 30, 2006 and December 31, 2005, respectively	231,393	237,553
Investment in bonds	78,000	78,000

Total assets	$2,718,895	$2,688,883

Liabilities:
Line of credit and notes payable	$569,204	$832,402
Accounts payable, accrued expenses, and accrued capital expenditures	26,817	31,694
Due to affiliates	2,327	8,220
Dividends payable	5,826	5,142
Deferred income	7,999	8,387
Intangible lease liabilities, less accumulated amortization of $6,715 and $3,894 as of June 30, 2006 and December 31, 2005, respectively	61,879	62,560
Obligations under capital leases	78,000	78,000

Total liabilities	752,052	1,026,405

Commitments and Contingencies	—	—

Minority Interest	2,899	2,724

Redeemable Common Stock	22,705	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 238,319,288 and 197,403,280 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	2,383	1,974
Additional paid-in capital	2,117,343	1,752,162
Cumulative distributions in excess of earnings	(155,782)	(94,382)
Redeemable common stock	(22,705)	—

Total stockholders’ equity	1,941,239	1,659,754

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$2,718,895	$2,688,883

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$58,532	$29,779	$114,817	$54,880
Tenant reimbursements	14,456	6,002	27,370	11,145
Hotel income	6,017	—	10,385	—

	79,005	35,781	152,572	66,025
Expenses:
Property operating costs	21,507	10,276	43,006	18,137
Hotel operating costs	4,209	—	7,996	—
Asset and property management fees:
Related-party	4,928	2,236	9,636	4,277
Other	1,229	596	2,377	1,106
Depreciation	11,232	5,172	21,909	9,231
Amortization	20,044	9,644	39,513	18,004
General and administrative	2,970	2,491	5,889	4,611

	66,119	30,415	130,326	55,366

Real estate operating income	12,886	5,366	22,246	10,659

Other income (expense):
Interest expense	(10,167)	(5,425)	(21,339)	(11,189)
Loss on early extinguishment of debt	—	—	(1,115)	—
Interest and other income	1,985	1,563	3,741	2,874

	(8,182)	(3,862)	(18,713)	(8,315)

Income before minority interest and income tax (expense) benefit	4,704	1,504	3,533	2,344

Minority interest in earnings of consolidated entities	(405)	(75)	(376)	(106)

Income before income tax (expense) benefit	4,299	1,429	3,157	2,238

Income tax (expense) benefit	(213)	—	48	—

Net income	$4,086	$1,429	$3,205	$2,238

Per share information – basic and diluted:
Net income available to common stockholders	$0.02	$0.01	$0.01	$0.02

Weighted-average common shares outstanding – basic and diluted	227,108	119,079	216,664	104,656

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	79,132	$791	$699,463	$(23,139)	$—	$677,115
Issuance of common stock	119,875	1,199	1,197,555	—	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	—	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	—	(113,017)
Other offering costs	—	—	(16,535)	—	—	(16,535)
Net income	—	—	—	12,521	—	12,521

Balance, December 31, 2005	197,403	1,974	1,752,162	(94,382)	—	1,659,754

Issuance of common stock	42,375	424	423,324	—	—	423,748
Redemptions of common stock	(1,459)	(15)	(13,963)	—	—	(13,978)
Redeemable common stock	—	—	—	—	(22,705)	(22,705)
Dividends ($0.30 per share)	—	—	—	(64,605)	—	(64,605)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(38,254)	—	—	(38,254)
Other offering costs	—	—	(5,926)	—	—	(5,926)
Net income	—	—	—	3,205	—	3,205

Balance, June 30, 2006	238,319	$2,383	$2,117,343	$(155,782)	$(22,705)	$1,941,239

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$3,205	$2,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,909	9,231
Other amortization	45,229	19,706
Amortization of deferred financing costs and fair market value adjustments on notes payable	947	1,261
Loss on early extinguishment of debt	1,115	—
Minority interest in earnings of consolidated entities	376	106
Changes in assets and liabilities:
Increase in tenant receivables, net	(13,358)	(5,170)
Increase in due from affiliate	—	(1,886)
Decrease (increase) in prepaid expenses and other assets	4,088	(4,136)
Increase in accounts payable and accrued expenses	5,339	2,975
(Decrease) increase in due to affiliates	(2,455)	163
(Decrease) increase in deferred income	(388)	2,103

Net cash provided by operating activities	66,007	26,591

Cash Flows from Investing Activities:
Investment in real estate and earnest money	(89,502)	(369,091)
Proceeds from master leases	300	6,905
Acquisition fees paid	(10,551)	(16,923)
Deferred lease costs paid	(3,324)	(62)

Net cash used in investing activities	(103,077)	(379,171)

Cash Flows from Financing Activities:
Deferred financing costs paid	(17)	(2,368)
Prepayment penalty on early extinguishment of debt	(5,734)	—
Proceeds from lines of credit and notes payable	178,669	243,800
Repayments of lines of credit and notes payable	(437,120)	(335,930)
Distributions paid to minority interest partner	(201)	(89)
Issuance of common stock	421,382	683,297
Redemptions of common stock	(13,978)	(4,094)
Dividends paid to stockholders	(63,921)	(29,596)
Commissions on stock sales and related dealer-manager fees paid	(35,301)	(63,107)
Other offering costs paid	(7,827)	(15,037)

Net cash provided by financing activities	35,952	476,876

Net (decrease) increase in cash and cash equivalents	(1,118)	124,296
Cash and cash equivalents, beginning of period	35,352	20,876

Cash and cash equivalents, end of period	$34,234	$145,172

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s subsidiaries. See Note 7 for a discussion of the advisory services provided by Wells Capital.

As of June 30, 2006, Wells REIT II owned interests in 40 office properties, one industrial building, and one hotel, comprising approximately 11.6 million square feet of rentable space located in 16 states and the District of Columbia. Thirty-six of the properties are wholly owned and six are owned through consolidated joint ventures. As of June 30, 2006, the office and industrial properties were approximately 96% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan after the primary offering had terminated. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus the 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan and registered under the initial public offering. As of June 30, 2006, Wells REIT II had raised gross offering proceeds of approximately $443.2 million from the sale of approximately 44.3 million shares under the follow-on offering, including dividend reinvestment plan shares sold under the combined prospectus.

Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $2.4 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $48.1 million, selling commissions and dealer-manager fees of approximately $226.5 million, other organization and offering expenses of approximately $38.3 million, and common stock redemptions of approximately $31.3 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $2.1 billion as of June 30, 2006. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties.

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

Redeemable Common Stock

As of June 30, 2006, Wells REIT II’s share redemption program provided that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. As the use of those proceeds for redemptions is outside the control of Wells REIT II, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of June 30, 2006.

Wells REIT II’s redeemable common shares are contingently redeemable at the option of the holder until such shares are tendered for redemption. Accordingly, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), Wells REIT II reclassifies such obligations from mezzanine equity to a liability based upon their respective settlement values upon being tendered for redemption. As of June 30, 2006 and December 31, 2005, shares tendered for redemption of approximately $36,000 and $0, respectively, have not been redeemed, and are, therefore, included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Revenue Recognition – Hotel Operations

Wells REIT II owns an interest in a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted taxable income, as defined in the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

On October 4, 2005, Wells REIT II created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company, which owns, among other things, an interest in a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse. Wells TRS had net operating income on an income tax basis for the three months ended June 30, 2006 and incurred a net operating loss on an income tax basis for the six months ended June 30, 2006. The related deferred tax asset as of June 30, 2006 and December 31, 2005 is included in prepaid and other assets in the accompanying consolidated balance sheets; the related expense for the three months ended June 30, 2006 and the related benefit for the six months ended June 30, 2006 are included in the accompanying consolidated statements of income.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT II beginning January 1, 2007. Wells REIT II is currently in the process of assessing the provisions of FIN 48; however, Wells REIT II does not expect the adoption of this interpretation to have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

3. Real Estate Acquisition

Summary

As of June 30, 2006, Wells REIT II owned interests in 42 properties as a result of acquiring 18 properties during the year ended December 31, 2004, acquiring 21 properties during the year ended December 31, 2005, and acquiring 2 properties and completing construction of the LakePointe 3 building during the second quarter of 2006.

SanTan Buildings Acquisition

On April 18, 2006, Wells REIT II purchased two, three-story office buildings containing approximately 268,000 aggregate rentable square feet located on an approximate 16.4-acre tract of land at 3100-3200 West Ray Road in Chandler, Arizona (the “SanTan Buildings”) for a purchase price of approximately $59.3 million, exclusive of closing costs and adjustments. The SanTan Buildings, which were constructed in 2000 and 2003, are leased to Toyota Motor Credit Corporation (approximately 50%), ISOLA USA Corporation (approximately 9%), and various other office tenants (approximately 41%).

4. Line of Credit and Notes Payable

As of June 30, 2006 and December 31, 2005, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2006	December 31, 2005
100 East Pratt Street Building mortgage note	$105,000	$105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Line of credit	84,000	214,000
One West Fourth Street Building mortgage note	49,047	49,662
800 North Frederick Building mortgage note	46,400	46,400
Highland Landmark Building mortgage note	30,840	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
LakePointe 3 construction loan	14,144	6,476
Key Center Complex mortgage notes	12,973	12,571
University Circle Buildings mortgage note	—	122,932
Finley Road and Opus Place Buildings mortgage note	—	17,721

Total indebtedness	$569,204	$832,402

During the three months ended June 30, 2006, Wells REIT II engaged in the following significant activities with respect to its line of credit and notes payable:

The line of credit represents a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. During 2005, Wells REIT II pledged approximately $9.2 million of its borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. As of June 30, 2006, after consideration of the letters of credit, Wells REIT II had a remaining borrowing capacity of up to approximately $306.8 million under the Wachovia Line of Credit. During the three months ended June 30, 2006, Wells REIT II made net repayments of $111.0 million on the Wachovia Line of Credit.

The LakePointe 3 construction loan is a debt instrument used to fund a portion of the costs necessary to build an office building in Charlotte, North Carolina, which was completed in May 2006. The loan matures in 2007 and requires monthly interest payments at a rate of monthly LIBOR, plus 100 basis points (approximately 6.1% per annum as of June 30, 2006). During the fourth quarter of 2005, Wells REIT II entered into an interest rate swap agreement to hedge exposure to changing interest rates. Under the terms of the interest rate swap agreement, Wells REIT II is obligated to pay a monthly interest payment at a fixed rate of 4.84% per annum of the lesser of the outstanding balance on the construction loan or the notional amount under the swap agreement. The interest rate swap expires in 2007.

Wells REIT II made interest payments, including amounts capitalized, of approximately $19.1 million and $7.8 million during the six months ended June 30, 2006 and 2005, respectively. This excludes the $5.7 million prepayment penalty paid in January 2006 related to the University Circle Buildings mortgage note which is included in loss on early extinguishment of debt in the accompanying consolidated statements of income.

5. Share Redemption Program

The board of directors of Wells REIT II has approved an amendment to the share redemption program (“SRP”), which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment grants Wells REIT II discretion to redeem all shares submitted for redemption upon the death of stockholders. The redemption limits set forth in the SRP are summarized below:

•	Wells REIT II will not make an “Ordinary Redemption” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed.

•

Wells REIT II will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under Wells REIT II’s dividend reinvestment plan during such period.

•	Wells REIT II will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from Wells REIT II’s dividend reinvestment plan during the calendar year or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

Although there is no limit on the number of shares Wells REIT II may redeem upon the death of stockholders, Wells REIT II is under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above.

6. Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Investment in real estate funded with other assets	$427	$345

Acquisition fees applied to investments in real estate assets	$7,885	$10,672

Acquisition fees due to affiliate	$273	$502

Accrued capital expenditures and deferred lease costs	$7,333	$—

Write-off of fully amortized intangible assets and deferred lease costs	$1,740	$—

Write-off of fully amortized deferred financing costs	$34	$1,093

Discounts applied to issuance of common stock	$2,366	$1,793

Redeemable common stock	$22,705	$11,201

Dividends payable	$5,826	$3,553

Commissions on stock sales and related dealer-manager fees due to affiliate	$671	$836

Other offering costs due to affiliate	$846	$—

7. Related-Party Transactions

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

•

Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) all properties of Wells REIT II and (ii) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 0.25% of the net asset value of those investments at each quarter-end after deducting debt used to acquire or refinance properties;

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

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of June 30, 2006, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $6.6 million related to the follow-on offering, which represents approximately 1.6% and 1.5% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

Wells REIT II has executed a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers. Effective beginning in the fourth quarter of 2005, Wells REIT II no longer pays commissions on shares issued under its dividend reinvestment plan.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of up to 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker dealers. Wells REIT II pays no dealer-manager fees on shares issued under its dividend reinvestment plan.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Commissions(1)	$14,247	$31,541	$27,661	$47,956
Dealer-manager fees(1)	5,463	11,265	10,593	17,127
Asset management fees	4,804	2,236	9,405	4,268
Acquisition fees(2)	4,345	8,990	8,428	13,666
Reimbursements of organization and offering costs(1)	2,758	6,602	5,926	11,278
Administrative reimbursements	1,320	1,180	2,786	1,984
Construction fees	150	—	150	—
Property management fees	124	—	231	9

	$33,211	$61,814	$65,180	$96,288

(1)	Commissions, dealer-manager fees, and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.
(2)

Acquisition fees are capitalized as prepaid expenses and other assets in the accompanying consolidated balance sheets and are allocated to properties upon acquiring properties or repaying debt with investor proceeds.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or six months ended June 30, 2006 or June 30, 2005.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30, 2006	December 31, 2005
Organization and offering cost reimbursements due to Wells Capital	$846	$2,747
Commissions and dealer-manager fees due to WIS	671	84
Other salary and administrative reimbursements due to Wells Capital and Wells Management	537	906
Acquisition fees due to Wells Capital	273	2,397
Asset management fees due to Wells Capital	—	2,086

	$2,327	$8,220

Economic Dependency

Wells REIT II has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock, as well as other administrative responsibilities for Wells REIT II including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, Wells REIT II is dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF was to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of Wells REIT II’s common stock and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

8. Commitments and Contingencies

Take-Out Agreements

Wells Management has developed a program that involves the acquisition of income-producing commercial properties through a series of single-member limited liability companies for the purpose of facilitating the resale of co-tenancy interests in such real estate properties (the “Wells Section 1031 Program”) to persons seeking to reinvest the proceeds from a sale of real estate held for investment in another real estate investment in order to qualify for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“1031 Participants”). Acquisitions of properties for the Wells Section 1031 Program are generally financed with a combination of permanent first mortgage financing and interim financing obtained from institutional lenders. Following the acquisition of a property, a subsidiary of Wells Management attempts to sell co-tenancy interests in such property to 1031 Participants. The proceeds from such sales are typically used to immediately repay the interim financing.

As of June 30, 2006, Wells REIT II had commitments outstanding under three Take-Out Purchase and Escrow Agreements (the “Take-Out Agreements”). Under the terms of the Take-Out Agreements, Wells REIT II receives a fee in exchange for committing to purchase any of the co-tenancy interests described above that remain unsold to 1031 Participants on the maturity date of the interim financing obtained to acquire the properties. In consideration for the exposure created under the Take-Out Agreements, Wells REIT II earned fees of approximately $0.2 million and $0 for the three months ended June 30, 2006 and June 30, 2005, respectively, and approximately $0.2 million and $0 for the six months ended June 30, 2006 and June 30, 2005, respectively, which is included in interest and other income in the accompanying consolidated statements of income.

Information regarding the Take-Out Agreements outstanding as of June 30, 2006 is as follows (in thousands):

Location of Property	Property Acquisition Date	Obligation End Date	Initial Maximum Exposure	Remaining Exposure at June 30, 2006	Fee Earned(1)
Lisle, IL	December 14, 2005	September 14, 2006	$12,080	$8,659	$54
Bellevue, NE	December 16, 2005	September 16, 2006	$21,610	$17,191	$93
Bellevue, NE	December 16, 2005	September 16, 2006	$14,440	$5,357	$47

(1)	Fees earned represent amounts earned by Wells REIT II during the second quarter of 2006 due to an extension of the take-out period for the respective obligation end dates shown above.

Decision One Building

On June 24, 2005, Wells REIT II entered into an agreement to purchase a five-story office building that was under construction containing approximately 182,000 rentable square feet in Lancaster, South Carolina (the “Decision One Building”) for a gross purchase price of approximately $33.7 million, plus closing costs and an allowance for tenant improvements and leasing commissions not to exceed $1.8 million. In connection with the execution of this agreement, Wells REIT II paid a nonrefundable deposit of $3.4 million to an escrow agent. This deposit will be applied to the purchase price at closing. Completion of the construction of the Decision One Building occurred in June 2006 and closing is anticipated in September 2006. Decision One Mortgage Company will lease 100% of the Decision One Building at rental rates to be determined based upon total actual construction costs.

Properties Under Contract

On June 13, 2006, Wells REIT II entered into an agreement to acquire a 26-story office building containing approximately 1.0 million rentable square feet located on an approximate 2.8-acre tract of land at 80 Park Place in Newark, New Jersey (the “80 Park Place Building”) for a total contract price of $155.0 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of $1.5 million to an escrow agent. The deposit is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

On June 22, 2006, Wells REIT II entered into an agreement to acquire a five-story office building containing approximately 354,000 aggregate rentable square feet located on an approximate 15.2-acre tract of land at 263 Shuman Boulevard in Naperville, Illinois (the “263 Shuman Boulevard Building”) for a total contract price of $67.4 million, before reductions for tenant rent abatements and unpaid tenant improvement costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of approximately $0.8 million to an escrow agent. The deposit is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. On July 20, 2006, Wells REIT II purchased the 263 Shuman Boulevard Building for a purchase price of approximately $55.3 million, exclusive of closing costs. The 263 Shuman Boulevard Building, which was constructed in 1986, is entirely leased to OfficeMax Incorporated.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. The current lease with the majority tenant of the 100 East Pratt Street Building, T. Rowe Price Group, Inc., entitles the tenant to obligate Wells REIT II to fund tenant improvements or grant leasing commissions of up to $6.1 million, of which approximately $1.9 million may be used to offset future rental billings at the tenant’s discretion. As of June 30, 2006, no tenants have exercised such options that had not been materially satisfied.

Litigation

Wells REIT II is from time to time a party to legal proceedings that arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II. Wells REIT II is not aware of any such legal proceedings contemplated by governmental authorities.

9. Subsequent Events

Sale of Shares of Common Stock

From July 1, 2006 through July 31, 2006, Wells REIT II raised approximately $57.3 million through the issuance of approximately 5.7 million shares of common stock under its follow-on offering, including dividend reinvestment plan shares sold under the combined prospectus. As of July 31, 2006, approximately 252.0 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

11950 Corporate Boulevard Building Acquisition

On August 9, 2006, Wells REIT II purchased a four-story office building containing approximately 227,000 rentable square feet (the “11950 Corporate Boulevard Building”) located on an approximate 13.2-acre parcel of land at 11950 Corporate Boulevard in Orlando, Florida, for a purchase price of approximately $44.0 million, exclusive of closing costs. The 11950 Corporate Boulevard Building, which was constructed in 2001, is entirely leased to Siemens Westinghouse Power Corporation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Wells REIT II was formed on July 3, 2003. During 2004, we began acquiring real estate assets and receiving investor proceeds under our initial public offering of common stock. We continued receiving investor proceeds and investing in real estate assets through June 30, 2006. Thus, our results of operations for the three months and six months ended June 30, 2006 and June 30, 2005 reflect growing operational revenues and expenses, fluctuating interest expense, and general and administrative expenses. The increased operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing for our acquisitions. Our general and administrative expenses have declined as a percentage of total revenues for the three months and six months ended June 30, 2006, as compared to the three months and six months ended June 30, 2005, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

From January 2004 through June 2006, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our SRP. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

The competition to acquire high-quality commercial office properties remains high. Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus, however, is to continue to maintain the quality of our portfolio. Thus, in this intensely competitive environment, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2006, we generated net cash flows from operating activities of approximately $66.0 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for property operating costs, interest expense, asset and property management fees, hotel operating costs, and general and administrative expenses. From cash flows from operating activities during the six months ended June 30, 2006, we paid dividends to stockholders of approximately $63.9 million. During the six months ended June 30, 2006, we generated net cash flows from financing activities of approximately $36.0 million, primarily as a result of raising proceeds from the sale of common stock under our public offerings, net of commissions, dealer-manager fees, and other offering costs, of approximately $378.3 million, reduced by net debt repayments of approximately $258.5 million and redemptions of common stock of approximately $14.0 million. Such net cash flows from financing activities and cash on hand were used primarily to invest approximately $89.5 million in real estate and earnest money and pay acquisition fees of approximately $10.6 million. We expect to utilize residual cash and cash equivalents of approximately $34.2 million as of June 30, 2006 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. As of July 31, 2006, we held cash balances of approximately $46.2 million and had outstanding borrowings under the Wachovia Line of Credit of approximately $92.0 million. As of July 31, 2006, after consideration of letters of credit pledged against the Wachovia Line of Credit, we had a remaining borrowing capacity of approximately $306.6 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payment for certain capital expenditures, to pay dividends to stockholders and to use cash on hand and third-party borrowings to fund future acquisitions of real properties.

On June 2, 2006, our board of directors declared a daily dividend for stockholders of record from June 16, 2006 through September 15, 2006 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter in 2005 and the first two quarters of 2006 on a per share basis. Such dividend will be paid during September 2006.

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

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources - Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and the redemption of shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

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

Contractual Commitments and Contingencies

As of June 30, 2006, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Outstanding debt obligations(1)	$569,204	$231	$213,576	$25,029	$330,368
Capital lease obligations	107,040	2,340	9,360	9,360	85,980
Purchase obligations (2)	250,400	250,400	—	—	—
Operating lease obligations	3,150	30	120	120	2,880

Total	$929,794	$253,001	$223,056	$34,509	$419,228

(1)

Amounts include principal payments only. We made interest payments of $19.1 million during the six months ended June 30, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

(2)

Includes purchase commitments for the Decision One Building, the 80 Park Place Building, and the 263 Shuman Boulevard Building, all of which were under contract at June 30, 2006. Refer to Note 8 to our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as we expect that rental income, tenant reimbursements, operating expenses, asset management fees, depreciation, amortization, and net income will increase in future periods as a result of owning the assets we acquired during the last six months of 2005 and the first six months of 2006 for an entire period and as a result of anticipated future acquisitions of real estate assets.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 25 real properties during 2004 and the first six months of 2005. During the remainder of 2005 and the first six months of 2006, we invested in 17 additional properties, which increased our total portfolio to 42 properties as of June 30, 2006. Accordingly, the results of operations presented for the three months and six months ended June 30, 2006 and June 30, 2005 are not directly comparable.

Comparison of the three months ended June 30, 2005 versus the three months ended June 30, 2006

Rental income and tenant reimbursements increased from approximately $29.8 million and $6.0 million, respectively, for the three months ended June 30, 2005 to approximately $58.5 million and $14.5 million, respectively, for the three months ended June 30, 2006, primarily as a result of the growth in the portfolio during the last six months of 2005 and the first six months of 2006. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last six months of 2005 and the first six months of 2006 for an entire period and future acquisitions of real estate assets.

Hotel income and hotel operating costs of approximately $6.0 million and $4.2 million, respectively, were recognized for the three months ended June 30, 2006 and reflect earnings on one hotel property located in Cleveland, Ohio, which we acquired during the fourth quarter of 2005.

Property operating costs and asset and property management fees increased from approximately $10.3 million and $2.8 million, respectively, for the three months ended June 30, 2005 to approximately $21.5 million and $6.2 million, respectively, for the three months ended June 30, 2006, primarily as a result of the growth in the portfolio during the last six months of 2005 and the first six months of 2006. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2005 and the first six months of 2006 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $5.2 million and $9.6 million, respectively, for the three months ended June 30, 2005 to approximately $11.2 million and $20.0 million, respectively, for the three months ended June 30, 2006, primarily due to the acquisition of properties during the last six months of 2005 and the first six months of 2006. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

General and administrative expenses increased from approximately $2.5 million for the three months ended June 30, 2005 to approximately $3.0 million for the three months ended June 30, 2006, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during the last six months of 2005 and the first six months of 2006. General and administrative expenses as a percent of total revenues decreased from approximately 7% for the three months ended June 30, 2005 to approximately 4% for the three months ended June 30, 2006.

Interest expense increased from approximately $5.4 million for the three months ended June 30, 2005 to approximately $10.2 million for the three months ended June 30, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions during the last six months of 2005, as well as an increase in average borrowings under our line of credit. Average borrowings under our line of credit increased from approximately $0.9 million during the three months ended June 30, 2005 to $163.4 million during the three months ended June 30, 2006. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Minority interest in earnings of consolidated entities increased from approximately $75,000 for the three months ended June 30, 2005 to approximately $405,000 for the three months ended June 30, 2006. This increase is primarily a result of acquiring interests in three separate joint ventures, as well as the consolidation of a variable interest entity in which we are the primary beneficiary, during the last six months of 2005. Earnings allocated to minority interest partners fluctuate based on the level of earnings generated by the respective properties and the nature of the allocation provisions provided in the joint venture agreements.

Net income and net income per share increased from approximately $1.4 million and $0.01, respectively, for the three months ended June 30, 2005 to approximately $4.1 million and $0.02, respectively, for the three months ended June 30, 2006, primarily due to the increase in net operating income generated from our growing portfolio of properties outpacing the increase in portfolio expenses during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. We expect future real estate acquisitions to result in an increase in net income in future periods. The level of future net income per share will vary primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the six months ended June 30, 2005 versus the six months ended June 30, 2006

Rental income and tenant reimbursements increased from approximately $54.9 million and $11.1 million, respectively, for the six months ended June 30, 2005 to approximately $114.8 million and $27.4 million, respectively, for the six months ended June 30, 2006, primarily as a result of the growth in the portfolio during the last six months of 2005 and the first six months of 2006. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last six months of 2005 and the first six months of 2006 for an entire period and future acquisitions of real estate assets.

Hotel income and hotel operating costs of approximately $10.4 million and $8.0 million, respectively, were recognized for the six months ended June 30, 2006 and reflect earnings on one hotel property located in Cleveland, Ohio, which we acquired during the fourth quarter of 2005.

Property operating costs and asset and property management fees increased from approximately $18.1 million and $5.4 million, respectively, for the six months ended June 30, 2005 to approximately $43.0 million and $12.0 million, respectively, for the six months ended June 30, 2006, primarily as a result of the growth in the portfolio during the last six months of 2005 and the first six months of 2006. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2005 and the first six months of 2006 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $9.2 million and $18.0 million, respectively, for the six months ended June 30, 2005 to approximately $21.9 million and $39.5 million, respectively, for the six months ended June 30, 2006, primarily due to the acquisition of properties during the last six months of 2005 and the first six months of 2006. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

General and administrative expenses increased from approximately $4.6 million for the six months ended June 30, 2005 to approximately $5.9 million for the six months ended June 30, 2006, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during the last six months of 2005 and the first six months of 2006. General and administrative expenses as a percent of total revenues decreased from approximately 7% for the six months ended June 30, 2005 to approximately 4% for the six months ended June 30, 2006.

Interest expense increased from approximately $11.2 million for the six months ended June 30, 2005 to approximately $21.3 million for the six months ended June 30, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions during the last six months of 2005, as well as an increase in average borrowings under our line of credit. Average borrowings under our line of credit increased from approximately $19.7 million during the first six months of 2005 to $217.3 million during the first six months of 2006. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of $1.1 million during the six months ended June 30, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Minority interest in earnings of consolidated entities increased from approximately $106,000 for the six months ended June 30, 2005 to approximately $376,000 for the six months ended June 30, 2006. This increase is primarily a result of acquiring interests in three separate joint ventures, as well as the consolidation of a variable interest entity in which we are the primary beneficiary, during the last six months of 2005. Earnings allocated to minority interest partners fluctuate based on the level of earnings generated by the respective properties and the nature of the allocation provisions provided in the joint venture agreements.

Net income increased from approximately $2.2 million for the six months ended June 30, 2005 to approximately $3.2 million for the six months ended June 30, 2006, while net income per share decreased from approximately $0.02 for the six months ended June 30, 2005 to approximately $0.01 for the six months ended June 30, 2006. The increase in net income is primarily due to the increase in net operating income generated from our growing portfolio of properties outpacing the increase in portfolio expenses during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The decrease in net income per share is primarily due to the increase in proceeds raised in our ongoing public offering outpacing the increase in net income. We expect future real estate acquisitions to result in an increase in net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP financial measure and should not be viewed as an alternative measurement of our operating performance to net income. We believe that FFO is a beneficial indicator of the performance of equity REITs. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net income to FFO are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$4,086	$1,429	$3,205	$2,238
Add:
Depreciation of real assets	11,232	5,172	21,909	9,231
Amortization of lease-related costs	20,044	9,644	39,513	18,004

FFO	$35,362	$16,245	$64,627	$29,473

Weighted-average shares outstanding	227,108	119,079	216,664	104,656

Set forth below is additional information related to certain cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for detail of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income:

•

Straight-line rental revenue of approximately $5.3 million and $3.3 million was recognized for the three months ended June 30, 2006 and June 30, 2005, respectively, and approximately $11.0 million and $5.5 million was recognized for the six months ended June 30, 2006 and June 30, 2005, respectively;

•

Amortization of above-market and below-market in-place leases was recognized as net decreases to rental revenues of approximately $2.8 million and $1.0 million for the three months ended June 30, 2006 and June 30, 2005, respectively, and approximately $5.7 million and $1.7 million for the six months ended June 30, 2006 and June 30, 2005, respectively;

•

Amortization of deferred financing costs of approximately $0.2 million and $0.4 million was recognized as interest expense for the three months ended June 30, 2006 and June 30, 2005, respectively, and approximately $0.5 million and $0.9 million was recognized as interest expense for the six months ended June 30, 2006 and June 30, 2005, respectively; and

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the six months ended June 30, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006 resulting from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Cash Item Excluded from Net Income:

•

Master lease proceeds of approximately $0.1 million and $6.9 million were collected during the three months ended June 30, 2006 and 2005, respectively, relating to previous acquisitions, and approximately $0.3 million and $6.9 million were collected during the six months ended June 30, 2006 and 2005, respectively, relating to previous acquisitions. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company, which owns, among other things, an interest in a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Wells TRS had net operating income on an income tax basis for the three months ended June 30, 2006 and incurred a net operating loss on an income tax basis for the six months ended June 30, 2006. The related deferred tax asset as of June 30, 2006 and December 31, 2005 is included in prepaid and other assets in the accompanying consolidated balance sheets; the related expense for the three months ended June 30, 2006 and related benefit for the six months ended June 30, 2006 are included in the accompanying consolidated statements of income.

No provision for federal income taxes has been made in our accompanying consolidated financial statements, other than the provision relating to Wells TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets during the six months ended June 30, 2006 and 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor, Wells Capital, and its affiliates, whereby we pay certain fees and reimbursements to Wells Capital or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of organizational and offering costs, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 to our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Take-Out Agreements;

•	Decision One Building;

•	Properties under contract; and

•	Commitments under existing lease agreements.

Share Redemption Program

Our board of directors has approved an amendment to the SRP, which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment grants us discretion to redeem all shares submitted for redemption upon the death of stockholders. The redemption limits set forth in the SRP are summarized below:

•	We will not make an “Ordinary Redemption” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the share to be redeemed.

•

We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period.

•	We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from our dividend reinvestment plan during the calendar year or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

Although there is no limit on the number of shares we may redeem upon the death of stockholders, we are under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above.

On June 16, 2006, we entered into an insurance agreement (the “Insurance Agreement”) with an affiliate of London Life and Casualty Reinsurance Corporation, to provide us with an insurance-backed funding source for the redemption of the shares under our SRP in the event we receive an unusually large number of redemption requests due to the death of investors. The funding for redemptions under the SRP was previously funded solely from funds received from our dividend reinvestment plan. After the deductible has been met under the Insurance Agreement, funds will be disbursed to us, upon receipt of a share re-registration or redemption request due to the death of a stockholder.

In accordance with the Insurance Agreement, the SRP insurance proceeds will be paid to us after a quarterly adjusted deductible, currently $1.8 million for the quarter ending September 30, 2006, is met. The deductible adjusts with additional investment proceeds raised and with the changing demographics of our stockholder base (age, gender, etc.). The maximum dollar value of proceeds that we can collect under the Insurance Agreement is $6.0 billion in aggregate or $5.0 million for any individual redemption request. The Insurance Agreement has a 10-year term unless it expires earlier upon the occurrence of one of the following liquidity events: (i) the listing of our shares on a national exchange, (ii) our liquidation, or (iii) the acquisition of a majority of our shares by an unaffiliated entity or a merger in which we are not the surviving entity. We may elect to terminate the Insurance Agreement at any time with 30 days’ written notice, subject to a $0.1 million termination fee and possible penalty. The board has agreed to seek the approval of our stockholders prior to terminating this insurance program.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2006 through July 31, 2006, we raised approximately $57.3 million through the issuance of approximately 5.7 million shares of our common stock under our follow-on offering, including dividend reinvestment plan shares sold under the combined prospectus. As of July 31, 2006, approximately 252.0 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Acquisition of the 263 Shuman Boulevard Building

On July 20, 2006, we purchased a five-story office building containing approximately 354,000 aggregate rentable square feet located on an approximate 15.2-acre tract of land at 263 Shuman Boulevard in Naperville, Illinois (the “263 Shuman Boulevard Building”) for a purchase price of approximately $55.3 million, exclusive of closing costs. The 263 Shuman Boulevard Building, which was constructed in 1986, is entirely leased to OfficeMax Incorporated.

11950 Corporate Boulevard Building Acquisition

On August 9, 2006, we purchased a four-story office building containing approximately 227,000 rentable square feet (the “11950 Corporate Boulevard Building”) located on an approximate 13.2-acre parcel of land at 11950 Corporate Boulevard in Orlando, Florida, for a purchase price of approximately $44.0 million, exclusive of closing costs. The 11950 Corporate Boulevard Building, which was constructed in 2001, is entirely leased to Siemens Westinghouse Power Corporation.

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

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit and the LakePointe 3 construction loan are our only debt instruments that bear interest at a variable rate. As of June 30, 2006, we had $84.0 million outstanding on the Wachovia Line of Credit, $14.1 million outstanding on the LakePointe 3 construction loan, and $471.1 million in fixed-rate, term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at June 30, 2006 under these loans was 5.20%.

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

The LakePointe 3 construction loan is a debt instrument used to fund a portion of the costs necessary to build an office building in Charlotte, North Carolina, which was completed in May 2006. The loan matures in 2007 and requires monthly interest payments at a rate of monthly LIBOR, plus 100 basis points (approximately 6.1% per annum as of June 30, 2006). During the fourth quarter of 2005, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. Under the terms of the interest rate swap agreement, we are obligated to pay a monthly interest payment at a fixed rate of 4.84% per annum of the lesser of the outstanding balance on the construction loan or the notional amount under the swap agreement. The interest rate swap expires in 2007.

Approximately $471.1 million of our total debt outstanding as of June 30, 2006 is subject to fixed rates, with an average interest rate of 5.03% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2006 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2006, we redeemed shares as follows (in thousands, except per share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2006	178	$9.57	(2)
May 2006	275	9.70	(2)
June 2006	350	9.60	(2)

(1)

All shares repurchased were repurchased under our SRP. We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; and the date of filing this quarterly report.

(2)

We currently limit redemptions under the SRP as follows: We will not make an “Ordinary Redemption” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the share to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit all redemptions to no more than 5% of the weighted-average number of shares outstanding in the prior calendar year. We will also limit all redemptions, including redemptions upon the death of a stockholder, so that the aggregate of redemptions during any calendar year will not exceed 100% of the net dividend reinvestment plan proceeds during the calendar year.

Our board of directors has approved an amendment to the SRP, which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment grants us full discretion to redeem all shares submitted for redemption upon the death of stockholders in excess of the limits noted above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Share Redemption Program” included herein for a discussion of the amendment to the SRP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2006, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to the Registrant’s board of directors since the filing of the Registrant’s Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: August 9, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2006 FORM 10-Q OF

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