Form 10-Q
period 2006-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2006-11-08
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2006: 264,657,967 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2005. Wells REIT II’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Real estate assets, at cost:
Land	$332,570	$277,097
Buildings and improvements, less accumulated depreciation of $65,807 and $31,961 as of September 30, 2006 and December 31, 2005, respectively	1,797,446	1,589,689
Intangible lease assets, less accumulated amortization of $89,839 and $43,538 as of September 30, 2006 and December 31, 2005, respectively	415,679	390,001
Construction in progress	1,085	6,040

Total real estate assets	2,546,780	2,262,827

Cash and cash equivalents	72,948	35,352
Tenant receivables, net of allowance for doubtful accounts of $1,358 and $735 as of September 30, 2006 and December 31, 2005, respectively	47,687	27,887
Prepaid expenses and other assets	41,949	44,033
Deferred financing costs, less accumulated amortization of $1,278 and $614 as of September 30, 2006 and December 31, 2005, respectively	2,791	3,231
Deferred lease costs, less accumulated amortization of $43,250 and $20,929 as of September 30, 2006 and December 31, 2005, respectively	285,004	237,553
Investment in bonds	78,000	78,000

Total assets	$3,075,159	$2,688,883

Liabilities:
Line of credit and notes payable	$743,689	$832,402
Accounts payable, accrued expenses, and accrued capital expenditures	32,258	31,694
Due to affiliates	2,866	8,220
Dividends payable	6,310	5,142
Deferred income	8,458	8,387
Intangible lease liabilities, less accumulated amortization of $8,172 and $3,894 as of September 30, 2006 and December 31, 2005, respectively	93,172	62,560
Obligations under capital leases	78,000	78,000

Total liabilities	964,753	1,026,405

Commitments and Contingencies	—	—

Minority Interest	3,203	2,724

Redeemable Common Stock	33,156	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 258,275,700 and 197,403,280 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	2,583	1,974
Additional paid-in capital	2,296,001	1,752,162
Cumulative distributions in excess of earnings	(190,269)	(94,382)
Redeemable common stock	(33,156)	—
Other comprehensive loss	(1,112)	—

Total stockholders’ equity	2,074,047	1,659,754

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$3,075,159	$2,688,883

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$61,260	$35,795	$176,076	$90,675
Tenant reimbursements	13,287	8,538	40,657	19,683
Hotel income	7,426	—	17,811	—

	81,973	44,333	234,544	110,358
Expenses:
Property operating costs	22,266	13,122	65,272	31,259
Hotel operating costs	5,483	—	13,479	—
Asset and property management fees:
Related-party	5,170	2,882	14,806	7,159
Other	1,183	635	3,560	1,741
Depreciation	11,937	6,542	33,846	15,773
Amortization	20,475	11,655	59,988	29,659
Lease termination expense	1,814	—	1,814	—
General and administrative	2,919	1,523	8,807	6,134

	71,247	36,359	201,572	91,725

Real estate operating income	10,726	7,974	32,972	18,633

Other income (expense):
Interest expense	(9,415)	(5,478)	(30,755)	(16,667)
Loss on early extinguishment of debt	—	—	(1,115)	—
Interest and other income	1,818	2,833	5,559	5,707

	(7,597)	(2,645)	(26,311)	(10,960)

Income before minority interest and income tax expense	3,129	5,329	6,661	7,673

Minority interest in earnings of consolidated entities	(204)	(83)	(580)	(189)

Income before income tax expense	2,925	5,246	6,081	7,484

Income tax expense	(288)	—	(239)	—

Net income	$2,637	$5,246	$5,842	$7,484

Per share information – basic and diluted:
Net income available to common stockholders	$0.01	$0.03	$0.03	$0.06

Weighted-average common shares outstanding – basic and diluted	247,285	161,770	226,983	123,903

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

(in thousands, except per share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2004	79,132	$791	$699,463	$(23,139)	$—	$—	$677,115

Issuance of common stock	119,875	1,199	1,197,555	—	—	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	—	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	—	—	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	—	—	(113,017)
Other offering costs	—	—	(16,535)	—	—	—	(16,535)
Net income	—	—	—	12,521	—	—	12,521

Balance, December 31, 2005	197,403	1,974	1,752,162	(94,382)	—	—	1,659,754

Issuance of common stock	63,430	634	633,666	—	—	—	634,300
Redemptions of common stock	(2,557)	(25)	(24,407)	—	—	—	(24,432)
Redeemable common stock	—	—	—	—	(33,156)	—	(33,156)
Dividends ($0.45 per share)	—	—	—	(101,729)	—	—	(101,729)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(57,113)	—	—	—	(57,113)
Other offering costs	—	—	(8,307)	—	—	—	(8,307)
Components of comprehensive income:
Net income	—	—	—	5,842	—	—	5,842
Loss on interest rate swap	—	—	—	—	—	(1,112)	(1,112)

Comprehensive income							4,730

Balance, September 30, 2006	258,276	$2,583	$2,296,001	$(190,269)	$(33,156)	$(1,112)	$2,074,047

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$5,842	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,846	15,773
Other amortization	68,582	32,180
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,354	1,633
Loss on early extinguishment of debt	1,115	—
Lease termination expense	1,814	—
Minority interest in earnings of consolidated entities	580	189
Changes in assets and liabilities:
Increase in tenant receivables, net	(19,330)	(10,938)
Decrease (increase) in prepaid expenses and other assets	3,161	(6,251)
Increase in accounts payable and accrued expenses	7,169	1,144
Decrease in due to affiliates	(2,079)	(77)
Increase in deferred income	71	3,319

Net cash provided by operating activities	102,125	44,456

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(401,916)	(712,591)
Proceeds from master leases	6,040	15,094
Acquisition fees paid	(14,677)	(22,832)
Deferred lease costs paid	(3,708)	(2,214)

Net cash used in investing activities	(414,261)	(722,543)

Cash Flows from Financing Activities:
Deferred financing costs paid	(840)	(3,437)
Proceeds from line of credit and notes payable	450,654	347,887
Repayments of line of credit and notes payable	(536,934)	(336,406)
Prepayment penalty on early extinguishment of debt	(5,734)	—
Distributions paid to minority interest partners	(101)	(160)
Issuance of common stock	630,463	971,221
Redemptions of common stock	(24,424)	(10,399)
Dividends paid to stockholders	(100,561)	(53,184)
Commissions on stock sales and related dealer-manager fees paid	(52,571)	(89,692)
Other offering costs paid	(10,220)	(16,605)

Net cash provided by financing activities	349,732	809,225

Net increase in cash and cash equivalents	37,596	131,138
Cash and cash equivalents, beginning of period	35,352	20,876

Cash and cash equivalents, end of period	$72,948	$152,014

See accompanying notes.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(unaudited)

1. Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and controls the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II, all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s subsidiaries. See Note 7 for a discussion of the advisory services provided by Wells Capital.

As of September 30, 2006, Wells REIT II owned interests in 45 office properties, one industrial building, and one hotel, comprising approximately 13.6 million square feet of rentable space located in 17 states and the District of Columbia. Forty-one of the properties are wholly owned and six are owned through consolidated joint ventures. As of September 30, 2006, the office and industrial properties were approximately 97% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan after the primary offering terminated. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus the 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan and registered under the initial public offering. As of September 30, 2006, Wells REIT II had raised gross offering proceeds of approximately $654.1 million from the sale of approximately 65.4 million shares under the follow-on offering, including dividend reinvestment plan shares sold under the combined prospectus.

Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $2.6 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $52.3 million, selling commissions and dealer-manager fees of approximately $245.4 million, other organization and offering expenses of approximately $40.7 million, and common stock redemptions of approximately $42.3 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $2.2 billion as of September 30, 2006. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and a variable interest entity in which Wells REIT II is the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2005.

Redeemable Common Stock

As of September 30, 2006, Wells REIT II’s share redemption program provided that “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) and those sought upon qualifying disability during any calendar year are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. Although Wells REIT II is under no obligation to redeem any shares to the extent that total redemptions would exceed the foregoing limit, the board of directors of Wells REIT II has reserved the right to redeem additional shares upon the death of stockholders. See Note 5 for a discussion of the limits on redemption.

As the use of proceeds raised in the current calendar year from the dividend reinvestment plan is outside the control of Wells REIT II, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded with such proceeds, as redeemable common stock in the accompanying consolidated financial statements as of September 30, 2006.

Wells REIT II’s redeemable common shares are contingently redeemable at the option of the holder until such shares are tendered for redemption. Accordingly, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), Wells REIT II reclassifies such obligations from temporary equity to a liability based upon their respective settlement values upon being tendered for redemption. As of September 30, 2006 and December 31, 2005, shares tendered for redemption and not yet redeemed of approximately $8,000 and $0, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells REIT II accounts for interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the fair value of all interest rate swap agreements are included in either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets. The change in fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the consolidated statement of stockholders’ equity. All other changes in fair values of interest rate swap agreements are recorded as other income (expense) in the accompanying consolidated statements of income. Net amounts received or paid under interest rate swap agreements are recorded as adjustments to interest expense as incurred.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT II beginning January 1, 2007. Wells REIT II is currently assessing the provisions and evaluating the financial statement impact of FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and evaluating the financial impact of SFAS 157 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for Wells REIT II beginning December 31, 2006. Wells REIT II does not believe the adoption of such guidance will have an impact on its consolidated financial statements.

3. Real Estate Acquisitions

Summary

As of September 30, 2006, Wells REIT II owned interests in 47 properties as a result of acquiring 18 properties during the year ended December 31, 2004, acquiring 21 properties during the year ended December 31, 2005, acquiring 2 properties and completing construction of the LakePointe 3 building during the second quarter of 2006, and acquiring 5 properties during the third quarter of 2006.

263 Shuman Boulevard Building Acquisition

On July 20, 2006, Wells REIT II purchased a five-story office building containing approximately 354,000 rentable square feet (the “263 Shuman Boulevard Building”) located on an approximate 15.2-acre parcel of land at 263 Shuman Boulevard in Naperville, Illinois, for a purchase price of approximately $55.3 million, exclusive of closing costs. The 263 Shuman Boulevard Building, which was constructed in 1986, is entirely leased to OfficeMax Incorporated.

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

Edgewater Corporate Center Building Acquisition

On September 6, 2006, Wells REIT II purchased a five-story office building containing approximately 180,000 rentable square feet (the “Edgewater Corporate Center Building” previously referred to as the “Decision One Building”) located on an approximate 10.5-acre parcel of land at 3023 HSBC Way in Lancaster, South Carolina, for a purchase price of approximately $35.5 million, exclusive of closing costs. The Edgewater Corporate Center Building, which was constructed in 2006, is entirely leased to Decision One Mortgage Company, LLC.

4300 Centreway Place Building Acquisition

On September 19, 2006, Wells REIT II purchased a three-story office building containing approximately 139,000 rentable square feet (the “4300 Centreway Place Building”) located on an approximate 9.2-acre parcel of land at 4300 Centreway Place in Arlington, Texas, for a purchase price of approximately $19.3 million, exclusive of closing costs. The 4300 Centreway Place Building, which was constructed in 1998, is entirely leased to Aetna Life Insurance Company.

80 Park Plaza Building Acquisition

On September 21, 2006, Wells REIT II purchased a 26-story office building containing approximately 1.0 million rentable square feet (the “80 Park Plaza Building”) located on an approximate 2.8-acre parcel of land at 1135-1155 Raymond Boulevard in Newark, New Jersey, for a purchase price of approximately $147.5 million, exclusive of closing costs. The 80 Park Plaza Building, which was constructed in 1979, is entirely leased to Public Service Electric and Gas Company.

4. Line of Credit and Notes Payable

As of September 30, 2006 and December 31, 2005, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2006	December 31, 2005
Line of credit	$173,000	$214,000
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
One West Fourth Street Building mortgage note	48,733	49,662
800 North Frederick Building mortgage note	46,400	46,400
80 Park Plaza Building mortgage note	45,900	—
SanTan Corporate Center mortgage note	39,000	—
Highland Landmark Building mortgage note	30,840	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
LakePointe 3 construction loan	14,842	6,476
Key Center Complex mortgage notes	13,174	12,571
University Circle Buildings mortgage note	—	122,932
Finley Road and Opus Place Buildings mortgage note	—	17,721

Total indebtedness	$743,689	$832,402

During the three months ended September 30, 2006, Wells REIT II engaged in the following significant activities with respect to its line of credit and notes payable:

The line of credit represents a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. During August 2006, Wells REIT II pledged approximately $2.0 million of its borrowing capacity under the Wachovia Line of Credit to a letter of credit for future tenant improvements. As of September 30, 2006, after consideration of the letter of credit, Wells REIT II had remaining borrowing capacity of up to approximately $212.5 million under the Wachovia Line of Credit. During the three months ended September 30, 2006, Wells REIT II received net proceeds of $89.0 million under the Wachovia Line of Credit.

On September 21, 2006, Wells REIT II obtained a $45.9 million loan secured by the 80 Park Plaza Building (the “80 Park Plaza Building mortgage note”) in favor of Anglo Irish Bank, the proceeds of which were used to purchase the 80 Park Plaza Building (Note 3). The 80 Park Plaza Building mortgage note bears interest at LIBOR plus 130 basis points (approximately 6.63% per annum as of September 30, 2006) and matures in September 2016. Interest is due monthly; however, under the terms of the loan agreement, monthly debt service amounts are added to the outstanding balance of the note over the term. Wells REIT II may prepay the 80 Park Plaza Building mortgage note in full or in part at any time upon 15 days’ written notice subject to the payment of a cost maintenance fee, as defined by the loan agreement.

In connection with obtaining the 80 Park Plaza Building mortgage note, Wells REIT II entered into an interest rate swap agreement with Anglo Irish Bank. The interest rate swap agreement has an effective date of September 22, 2006 and terminates on September 21, 2016. Under the terms of the interest rate swap agreement, Wells REIT II will pay Anglo Irish Bank monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments from Anglo Irish Bank. The interest rate swap effectively fixes Wells REIT II’s interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

On September 28, 2006, Wells REIT II entered into a $39.0 million interest-only promissory note with Wachovia Bank, N.A. (the “SanTan Corporate Center mortgage note”). The SanTan Corporate Center mortgage note is secured by the SanTan Corporate Center. The note matures on October 11, 2016 and bears interest at a fixed rate of 5.83% per annum.

Wells REIT II may prepay the SanTan Corporate Center mortgage note at anytime upon at least 30 days’ written notice subject to certain prepayment penalties, as defined by the promissory note agreement.

Wells REIT II made interest payments, including amounts capitalized, of approximately $26.3 million and $11.4 million during the nine months ended September 30, 2006 and 2005, respectively. This excludes the $5.7 million prepayment penalty paid in January 2006 related to the University Circle Buildings mortgage note, which is included in loss on early extinguishment of debt in the accompanying consolidated statements of income.

5. Share Redemption Program

The board of directors of Wells REIT II approved an amendment to the share redemption program (“SRP”), which became effective September 9, 2006. The amendment grants Wells REIT II discretion to redeem additional shares submitted for redemption upon the death of stockholders in excess of net proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. The redemption limits set forth in the amended SRP are summarized below:

•	Wells REIT II will not make an Ordinary Redemption (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed.

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

Although there is no limit under the SRP on the number of shares Wells REIT II may redeem upon the death of stockholders, Wells REIT II is under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above.

6. Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Investment in real estate funded with other assets	$3,368	$345

Acquisition fees applied to real estate assets	$11,781	$18,107

Other assets assumed upon acquisition of properties	$58	$5,076

Other liabilities assumed upon acquisition of properties	$965	$8,459

Loss on interest rate swap	$1,112	$—

Acquisition fees due to affiliate	$330	$351

Accrued capital expenditures and deferred lease costs	$5,087	$418

Notes payable assumed upon acquisition of properties	$—	$118,269

Proceeds from note payable in escrow	$2,112	$23,913

Fair market value adjustments to notes payable upon acquisition of properties	$—	$5,458

Write-off of fully amortized intangible assets and deferred lease costs	$4,239	$—

Write-off of fully amortized deferred financing costs	$34	$1,093

Discounts applied to issuance of common stock	$3,837	$3,067

Contributions from minority interest partners	$—	$1,300

Redeemable common stock	$33,156	$17,739

Accrued redemptions of common stock	$8	$—

Dividends payable	$6,310	$4,265

Commissions on stock sales and related dealer-manager fees due to affiliate	$789	$450

Other offering costs due to affiliate	$834	$861

7. Related-Party Transactions

Advisory Agreement

On October 26, 2006, Wells REIT II renewed the advisory agreement (the “Advisory Agreement”) with Wells Capital through October 20, 2007. The Advisory Agreement entitles Wells Capital to earn specified fees for certain services. The terms of the renewed Advisory Agreement are identical to the prior agreement. Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice. If initiating termination of the Advisory Agreement, Wells REIT II would be obligated to pay all unpaid earned fees and reimbursements of expenses to Wells Capital.

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

•

Reimbursement for all costs and expenses Wells Capital incurs in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries and other employee-related expenses of Wells Capital’s employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which Wells Capital receives a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts;

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

Per the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity raised. As of September 30, 2006, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $9.0 million related to the follow-on offering, which represents approximately 1.6% and 1.4% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Property Management, Leasing, and Construction Agreement

On November 24, 2004, Wells REIT II entered into a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) with Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital. In consideration for supervising the management, leasing, and construction of certain Wells REIT II properties, Wells REIT II pays the following fees to Wells Management in accordance with the terms of the Management Agreement:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2006 and 2005, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Commissions (1)	$13,598	$20,244	$41,256	$68,200
Dealer-manager fees (1)	5,264	7,230	15,857	24,357
Asset management fees	4,940	2,775	14,345	7,043
Acquisition fees (2)	4,181	5,758	12,610	19,424
Reimbursements of organization and offering costs (1)	2,381	2,429	8,307	13,706
Administrative reimbursements	1,594	497	4,380	2,496
Property management fees	230	107	461	116
Construction fees	—	—	150	—

	$32,188	$39,040	$97,366	$135,342

(1)	Commissions, dealer-manager fees, and reimbursements of organization and offering costs are charged against stockholders’ equity in the accompanying consolidated balance sheets.
(2)

Acquisition fees are capitalized as prepaid expenses and other assets in the accompanying consolidated balance sheets and are allocated to properties upon acquiring properties, or repaying debt used to finance property acquisitions, with investor proceeds.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or nine months ended September 30, 2006 or 2005, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30, 2006	December 31, 2005
Other salary and administrative reimbursements due to Wells Capital and Wells Management	$913	$906
Organization and offering cost reimbursements due to Wells Capital	834	2,747
Commissions and dealer-manager fees due to WIS	789	84
Acquisition fees due to Wells Capital	330	2,397
Asset management fees due to Wells Capital	—	2,086

	$2,866	$8,220

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs. As of September 30, 2006, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

As of September 30, 2006, Wells REIT II had commitments outstanding under two Take-Out Purchase and Escrow Agreements (the “Take-Out Agreements”) related to the Wells Section 1031 Program. Under the terms of the Take-Out Agreements, Wells REIT II receives a fee in exchange for committing to purchase any of the co-tenancy interests described above that remain unsold to 1031 Participants on the maturity date of the interim financing obtained to acquire the properties. In consideration for the exposure created under the Take-Out Agreements, Wells REIT II earned fees of approximately $0.1 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $0.3 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively, which are included in interest and other income in the accompanying consolidated statements of income.

Information regarding the Take-Out Agreements outstanding as of September 30, 2006 is as follows (in thousands):

Location of Property	Property Acquisition Date	Obligation End Date	Initial Maximum Exposure	Remaining Exposure at September 30, 2006	Additional Fees Earned (1)
Lisle, IL	December 14, 2005	December 14, 2006	$12,080	$7,369	$46
Bellevue, NE	December 16, 2005	December 16, 2006	$21,610	$14,165	$77

(1)	Additional fees earned represent amounts earned by Wells REIT II during the third quarter of 2006 for extending the take-out period through the respective obligation end dates shown above.

Property Under Contract

On September 13, 2006, Wells REIT II entered into an agreement to acquire a 19-story office building containing approximately 630,000 rentable square feet located on an approximate 1.9-acre tract of land at 95 Christopher Columbus Drive in Jersey City, New Jersey (the “International Financial Tower”) for a total contract price of $193.6 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of $4.0 million to an escrow agent, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. On October 31, 2006, Wells REIT II purchased the International Financial Tower for a purchase price of approximately $193.6 million, exclusive of closing costs. The International Financial Tower, which was constructed in 1989, is leased to Pershing, LLC (approximately 75%), NTT Data USA, LLC (approximately 22%), and various other office and retail tenants (approximately 3%).

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2006, no tenants have exercised such options that had not been materially satisfied.

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

9. Subsequent Event

Sale of Shares of Common Stock

From October 1, 2006 through October 31, 2006, Wells REIT II raised approximately $67.1 million through the issuance of approximately 6.7 million shares of common stock under its follow-on offering. As of October 31, 2006, approximately 227.9 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Wells REIT II was formed on July 3, 2003. During 2004, we began acquiring real estate assets and receiving investor proceeds under our initial public offering of common stock. We continued receiving investor proceeds and investing in real estate assets through September 30, 2006. Thus, our results of operations for the three months and nine months ended September 30, 2006 and 2005, respectively, reflect growing operational revenues and expenses, fluctuating interest expense, and general and administrative expenses. The increased operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing for our acquisitions. Our general and administrative expenses have declined as a percentage of total revenues for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, commensurate with the operational growth of the enterprise.

Liquidity and Capital Resources

Overview

From January 2004 through September 2006, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our SRP. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2006, we generated net cash flows from operating activities of approximately $102.1 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. Such net cash flows from operating activities were primarily used to pay dividends to stockholders of approximately $100.6 million during the same period. We generated net cash flows from financing activities of approximately $349.7 million during the nine months ended September 30, 2006, primarily as a result of raising proceeds from the sale of common stock under our public offerings, net of commissions, dealer-manager fees, and other offering costs of approximately $567.7 million, reduced by net debt repayments and prepayment penalties of approximately $92.0 million and redemptions of common stock of approximately

$24.4 million. Such net cash flows from financing activities and cash on hand were used primarily to invest approximately $401.9 million in real estate and pay acquisition fees of approximately $14.7 million. We expect to utilize the residual cash balance of approximately $72.9 million as of September 30, 2006 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the SRP. As of October 31, 2006, we held cash balances of approximately $41.6 million and had outstanding borrowings under the Wachovia Line of Credit of approximately $269.0 million. As of October 31, 2006, after consideration of a letter of credit pledged against the Wachovia Line of Credit, we had a remaining borrowing capacity of approximately $116.5 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On September 5, 2006, our board of directors declared a daily dividend for stockholders of record from September 16, 2006 through December 15, 2006 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter of 2005 and the first three quarters of 2006 on a per share basis. Such dividend will be paid during December 2006.

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

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources – Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and the redemption of shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future dividends paid may be lower as well. Our cash flow from operations depends significantly on market rents and our tenants’ ability to make rental payments. We believe that the diversity of our tenant base and the concentration of creditworthy tenants in our portfolio help to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, or downturns in one or more of our core markets, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of either situation, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Commitments and Contingencies

As of September 30, 2006, our contractual obligations are as follows (in thousands):

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2006	2007-2008	2009-2010	Thereafter
Outstanding debt obligations (1)	$743,689	$118	$303,274	$25,029	$415,268
Capital lease obligations	105,870	1,170	9,360	9,360	85,980
Purchase obligations (2)	193,600	193,600	—	—	—
Operating lease obligations	3,135	15	120	120	2,880

Total	$1,046,294	$194,903	$312,754	$34,509	$504,128

(1)

Amounts include principal payments only. We made interest payments of $26.3 million during the nine months ended September 30, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005 and in Note 4 to our accompanying consolidated financial statements.

(2)

Represents a purchase commitment for the International Financial Tower, which was under contract at September 30, 2006. Refer to Note 8 of our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods, as we expect that rental income, tenant reimbursements, property operating costs, asset and property management fees, depreciation, amortization, and net income will increase in future periods as a result of owning the assets we acquired prior to and during the periods presented for an entire period and as a result of future acquisitions of real estate assets that are anticipated.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004 and acquired 21 properties during the year ended December 31, 2005. During the nine months ended September 31, 2006, we acquired 7 properties and completed construction of the LakePointe 3 building, bringing our total portfolio to 47 properties as of September 30, 2006. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2006 and 2005, respectively, are not directly comparable.

Comparison of the three months ended September 30, 2005 versus the three months ended September 30, 2006

Rental income and tenant reimbursements increased from approximately $35.8 million and $8.5 million, respectively, for the three months ended September 30, 2005 to approximately $61.3 million and $13.3 million, respectively, for the three months ended September 30, 2006, primarily as a result of the growth in the portfolio during the last three months of 2005 and the first nine months of 2006. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last three months of 2005 and the first nine months of 2006 for an entire period and future acquisitions of real estate assets.

Hotel income and hotel operating costs of approximately $7.4 million and $5.5 million, respectively, were recognized for the three months ended September 30, 2006 and reflect earnings on one hotel property located in Cleveland, Ohio, which we acquired during the fourth quarter of 2005.

Property operating costs and asset and property management fees increased from approximately $13.1 million and $3.5 million, respectively, for the three months ended September 30, 2005 to approximately $22.3 million and $6.4 million, respectively, for the three months ended September 30, 2006, primarily as a result of the growth in the portfolio during the last three months of 2005 and the first nine months of 2006. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last three months of 2005 and the first nine months of 2006 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $6.5 million and $11.7 million, respectively, for the three months ended September 30, 2005 to approximately $11.9 million and $20.5 million, respectively, for the three months ended September 30, 2006, primarily due to the acquisition of properties during the last three months of 2005 and the first nine months of 2006. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

General and administrative expenses increased from approximately $1.5 million for the three months ended September 30, 2005 to approximately $2.9 million for the three months ended September 30, 2006, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of increasing the size of our portfolio of real estate assets during the last three months of 2005 and the first nine months of 2006.

Lease termination expense of approximately $1.8 million was recognized for the three months ended September 30, 2006 due to a noncash partial write-off of intangible lease assets resulting from an amendment to a lease agreement that reduced base rent in exchange for the removal of a lease termination option.

Interest expense increased from approximately $5.5 million for the three months ended September 30, 2005 to approximately $9.4 million for the three months ended September 30, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions, as well as an increase in average borrowings under our line of credit. There were no borrowings on the line of credit during the three months ended September 30, 2005 compared to average borrowings of approximately $173.1 million during the three months ended September 30, 2006. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Net income and net income per share decreased from approximately $5.2 million and $0.03, respectively, for the three months ended September 30, 2005 to approximately $2.6 million and $0.01, respectively, for the three months ended September 30, 2006, primarily as a result of the increases in lease termination expense and interest expense described above. We expect future real estate acquisitions to result in an increase in net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the nine months ended September 30, 2005 versus the nine months ended September 30, 2006

Rental income and tenant reimbursements increased from approximately $90.7 million and $19.7 million, respectively, for the nine months ended September 30, 2005 to approximately $176.1 million and $40.7 million, respectively, for the nine months ended September 30, 2006, primarily as a result of the growth in the portfolio during the last three months of 2005 and the first nine months of 2006. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last three months of 2005 and the first nine months of 2006 for an entire period and future acquisitions of real estate assets.

Hotel income and hotel operating costs of approximately $17.8 million and $13.5 million, respectively, were recognized for the nine months ended September 30, 2006 and reflect earnings on one hotel property located in Cleveland, Ohio, which we acquired during the fourth quarter of 2005.

Property operating costs and asset and property management fees increased from approximately $31.3 million and $8.9 million, respectively, for the nine months ended September 30, 2005 to approximately $65.3 million and $18.4 million, respectively, for the nine months ended September 30, 2006, primarily as a result of the growth in the portfolio during the last three months of 2005 and the first nine months of 2006. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last three months of 2005 and the first nine months of 2006 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate and amortization of related lease costs increased from approximately $15.8 million and $29.7 million, respectively, for the nine months ended September 30, 2005 to approximately $33.8 million and $60.0 million, respectively, for the nine months ended September 30, 2006, primarily due to the acquisition of properties during the last three months of 2005 and the first nine months of 2006. We expect depreciation and amortization to continue to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Lease termination expense of approximately $1.8 million was recognized for the nine months ended September 30, 2006 due to a noncash partial write-off of intangible lease assets resulting from an amendment to a lease agreement that reduced base rent in exchange for the removal of a lease termination option.

General and administrative expenses increased from approximately $6.1 million for the nine months ended September 30, 2005 to approximately $8.8 million for the nine months ended September 30, 2006, primarily due to increases in salary expense reimbursements payable to Wells Capital and Wells Management as a result of increasing the size of our portfolio of real estate assets during the last three months of 2005 and the first nine months of 2006. General and administrative expenses as a percent of total revenues decreased from approximately 6% for the nine months ended September 30, 2005 to approximately 4% for the nine months ended September 30, 2006.

Interest expense increased from approximately $16.7 million for the nine months ended September 30, 2005 to approximately $30.8 million for the nine months ended September 30, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions, as well as an increase in average borrowings under our line of credit. Average borrowings under our line of credit increased from approximately $13.2 million during the first nine months of 2005 to $202.3 million during the first nine months of 2006. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of approximately $1.1 million during the nine months ended September 30, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of approximately $5.7 million and a write-off of approximately $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Net income and net income per share decreased from approximately $7.5 million and $0.06, respectively, for the nine months ended September 30, 2005 to approximately $5.8 million and $0.03, respectively, for the nine months ended September 30, 2006, primarily as a result of the loss on early extinguishment of debt, the lease termination expense, and the increase in interest expense described above. We expect future real estate acquisitions to result in an increase in net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net income to FFO are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$2,637	$5,246	$5,842	$7,484
Add:
Depreciation of real assets	11,937	6,542	33,846	15,773
Amortization of lease-related costs	20,475	11,655	59,988	29,659

FFO	$35,049	$23,443	$99,676	$52,916

Weighted-average shares outstanding	247,285	161,770	226,983	123,903

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

Noncash Items Included in Net Income:

•

Straight-line rental revenue of approximately $5.1 million and $4.4 million was recognized for the three months ended September 30, 2006 and 2005, respectively, and approximately $16.1 million and $9.9 million was recognized for the nine months ended September 30, 2006 and 2005, respectively;

•

Amortization of above-market and below-market in-place leases was recognized as net decreases to rental income of approximately $2.8 million and $0.8 million for the three months ended September 30, 2006 and 2005, respectively, and approximately $8.5 million and $2.5 million for the nine months ended September 30, 2006 and 2005, respectively;

•

Amortization of deferred financing costs of approximately $0.2 million and $0.2 million was recognized as interest expense for the three months ended September 30, 2006 and 2005, respectively, and approximately $0.7 million and $1.2 million was recognized as interest expense for the nine months ended September 30, 2006 and 2005, respectively;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the nine months ended September 30, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006 resulting from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million; and

•

Approximately $1.8 million was recognized as lease termination expense for the three months and nine months ended September 30, 2006 due to a noncash partial write-off of intangible lease assets resulting from an amendment to a lease agreement that reduced base rent in exchange for the removal of a lease termination option.

Cash Item Excluded from Net Income:

•

Master lease proceeds relating to previous acquisitions of approximately $5.7 million and $8.2 million were collected during the three months ended September 30, 2006 and 2005, respectively, and approximately $6.0 million and $15.1 million were collected during the nine months ended September 30, 2006 and 2005, respectively. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Code, as amended, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary organized as a Delaware limited liability company, which owns, among other things, an interest in a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, in order for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Wells TRS had net operating income on an income tax basis for the three months and nine months ended September 30, 2006. The related deferred tax liability as of September 30, 2006 is included in accounts payable, accrued expense, and accrued capital expenditures, and the related deferred tax asset as of December 31, 2005 is included in prepaid and other assets in the accompanying consolidated balance sheets. The related income tax expense for the three months and nine months ended September 30, 2006 is included in the accompanying consolidated statements of income.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on our consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets during the nine months ended September 30, 2006 and 2005.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor, Wells Capital, and its affiliates, whereby we pay certain fees and reimbursements to Wells Capital or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of organizational and offering costs, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 8 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Take-Out Agreements;

•	Property under contract;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2006 through October 31, 2006, we raised approximately $67.1 million through the issuance of approximately 6.7 million shares of our common stock under our follow-on offering. As of October 31, 2006, approximately 227.9 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

International Financial Tower Acquisition

On October 31, 2006, we purchased a 19-story office building containing approximately 630,000 rentable square feet located on an approximate 1.9-acre tract of land at 95 Christopher Columbus Drive in Jersey City, New Jersey, for a total contract price of $193.6 million, exclusive of closing costs. The International Financial Tower, which was constructed in 1989, is leased to Pershing, LLC (approximately 75%), NTT Data USA, LLC (approximately 22%), and various other office and retail tenants (approximately 3%).

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

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes.

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit, the LakePointe 3 construction loan, and the 80 Park Plaza Building mortgage note are our only debt instruments that bear interest at a variable rate. As of September 30, 2006, we had $173.0 million outstanding on the Wachovia Line of Credit, $14.8 million outstanding on the LakePointe 3 construction loan, $45.9 million outstanding on the 80 Park Plaza Building mortgage note, and $510.0 million in fixed-rate, term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at September 30, 2006 was 5.4%.

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

The LakePointe 3 construction loan is a debt instrument used to fund a portion of the costs necessary to build an office building in Charlotte, North Carolina, which was completed in May 2006. The loan matures in 2007 and requires monthly interest payments at a rate of monthly LIBOR, plus 100 basis points (approximately 6.3% per annum as of September 30, 2006). During the fourth quarter of 2005, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. Under the terms of the interest rate swap agreement, we are obligated to pay a monthly interest payment at a fixed rate of 4.84% per annum of the lesser of the outstanding balance on the construction loan or the notional amount under the swap agreement. The interest rate swap expires in 2007.

On September 21, 2006, we obtained the $45.9 million 80 Park Plaza Building mortgage note to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.63% per annum as of September 30, 2006) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

Approximately $510.0 million of our total debt outstanding as of September 30, 2006 is subject to fixed rates, with an average interest rate of 5.09% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following risk factor relates to our dependence on key personnel of Wells Capital and should be read together with the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Our inability to retain the services of key personnel could cause our operations to suffer

We rely on Wells Capital and its affiliates for the day-to-day operation of our business. We believe that our success is significantly dependent upon the contributions of the key personnel of Wells Capital and its affiliates, including among others Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. Such key personnel dedicate attention to multiple WREF-sponsored programs and, as a result, experience conflicts of interest in allocating their time among us and other WREF-sponsored programs with which they are involved.

The charter of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, requires that it begin the process of liquidating its investments if its shares are not listed on a national securities exchange by January 30, 2008. If the board of directors of Wells REIT should decide to list its securities on a national securities exchange prior to January 30, 2008, Wells REIT might seek to become self-managed prior to listing due to the market’s apparent preference for self-managed REITs. In so doing, Wells REIT might consider acquiring a portion of Wells Capital’s business in an effort to become self-managed. In the event that Wells Real Estate Investment Trust, Inc. or another WREF-sponsored program were to sever ties with WREF, there is a risk that certain of these key personnel may cease their affiliation with us, Wells Capital, or its affiliates. In such event, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On July 19, 2006, we issued options to purchase 7,000 shares of common stock at an exercise price of $12.00 per share to our independent directors under our Independent Director Stock Option Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. All equity securities sold by us in the quarter ended September 30, 2006 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2006, we redeemed shares as follows (in thousands, except per share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2006	347	$9.48	(2)
August 2006	387	$9.67	(2)
September 2006	364	$9.39	(2)

(1)

All shares repurchased were repurchased under our SRP. We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; and August 10, 2006.

(2)

Effective September 9, 2006, we limit redemptions under the SRP as follows: We will not make “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed 100% of the net proceeds from our dividend reinvestment plan during the calendar year or 5% of the weighted-average number of shares outstanding in the prior calendar year. Although there is no limit under the SRP on the number of shares we may redeem upon the death of stockholders, we are under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above. See Note 5 to our accompanying consolidated financial statements for additional discussion of the SRP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 19, 2006, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)

Our stockholders elected the following individuals to the board of directors: Leo Wells, III; Douglas Williams; Charles Brown; Richard Carpenter; Bud Carter; Donald Moss; Jack Pinkerton; Neil Strickland; and Wayne Woody. The board of directors also solicited proxies for the re-election of Walter W. Sessoms to the board. Mr. Sessoms passed away prior to the annual stockholders’ meeting and his name was withdrawn. The board of directors has not made a decision to fill the vacancy on the board.

(c)	The above matter was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	112,724,618	1,498,304
Douglas Williams	112,765,340	1,457,582
Charles Brown	112,748,001	1,474,921
Richard Carpenter	112,718,578	1,504,344
Bud Carter	112,720,283	1,502,639
Donald Moss	112,688,456	1,534,466
Jack Pinkerton	112,628,035	1,594,887
Neil Strickland	112,701,234	1,521,688
Wayne Woody	112,757,053	1,465,869

ITEM 5. OTHER INFORMATION

(a)	During the third quarter of 2006, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 7, 2006	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2006 FORM 10-Q OF

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated October 26, 2006

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002