Form 10-K
period 2006-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2007-03-27
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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
(770) 449-7800 Registrant's telephone number, including area code

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2006 was approximately 238,319,288.

Number of shares outstanding of the registrant’s

only class of common stock, as of February 28, 2007: 293,930,774 shares

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein for a discussion of some of those risks and uncertainties, although not all risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements are presented.

PART I

ITEM 1.	BUSINESS

General

Wells REIT II is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II, “we,” “us,” or “our” herein shall include Wells REIT II, all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s subsidiaries.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2006, we owned interests in 47 office properties, one industrial building, and one hotel, comprising approximately 14.5 million square feet of rentable space located in 17 states and the District of Columbia. Forty-three of the properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2006, our office and industrial properties were approximately 98% leased.

Our stock is not listed on a public securities exchange. However, our charter requires that in the event that our stock is not listed on a national securities exchange by October 2015, we must seek either stockholder approval to extend or amend this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. In the event that we seek stockholder approval to extend or amend this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are highly valued in the marketplace and, accordingly, competition for acquiring properties with these creditworthy tenants is intense. As a result, the purchase prices for such properties remain high and capitalization rates (“cap rates”), or first-year returns on real estate investments, remain low. We remain committed to investing in quality properties with creditworthy tenants.

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

Financing Objectives

To date, we have financed our acquisitions through a combination of raising equity in public offerings and debt placed or assumed upon the acquisition of certain properties. We anticipate that the majority of the cost of acquisitions will be funded from the proceeds of our ongoing public offering. However, we may fund acquisitions through existing or future debt arrangements.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors and is disclosed to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification to exceed this borrowing limit. We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will depend upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock, our ability to pay dividends, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

Currently, we have debt outstanding under our variable rate line of credit, construction loan, and long-term fixed mortgages. Our line of credit allows maximum flexibility with regard to our capital resources. The extent to which we draw on our line of credit is driven primarily by timing differences between raising capital in our public offerings and identifying and closing on property acquisitions. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Operating Objectives

We will continue to focus on the following key operating factors:

•	Raising sufficient amounts of equity capital to acquire a large, diversified portfolio while maintaining a moderate leverage ratio;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market dividend at a time when the demand for such properties is high;

•

Ensuring that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, to receive the maximum returns on our properties as permitted by the market;

•

Considering appropriate actions for future lease expirations to ensure that we can position properties appropriately to retain existing tenants or negotiate lease amendments lengthening the term of the lease, resulting in the receipt of increased rents over the long term as allowed by the market; and

•	Controlling operating expenses as a percentage of revenues as we take advantage of economies of scale.

Conflicts Committee Review of Our Policies

The Conflicts Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Investment Policies.    We focus our investment efforts on the acquisition of high-quality, income-generating office and industrial properties leased to creditworthy tenants. Although we may acquire other types of real estate, this focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. We also believe that there are sufficient acquisition opportunities that meet this investment focus. Our advisor, Wells Capital, has extensive expertise with this type of real estate.

Working Capital Reserves.    We do not intend to set aside offering proceeds for working capital purposes. Setting aside funds for this purpose would decrease the amount we can invest in real estate and hence reduce our opportunities to earn current income. We believe that debt proceeds and our cash flow from operations will be sufficient to meet our needs for working capital.

Borrowing Policies.    Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% leverage ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2006, our leverage ratio was approximately 24%.

Policies Regarding Operating Expenses.    We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter. For the four consecutive quarters ending December 31, 2006, total operating expenses represented 1.4% of average invested assets and 12.8% of net income.

Offering Policies.    We are conducting a public offering of up to 300 million shares of common stock at $10 per share (with discounts available for certain categories of investors). We are also offering shares under our dividend reinvestment plan. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to acquire a diverse portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy.    We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Wells Capital as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today.

Employees

We have no direct employees. The employees of Wells Capital and its affiliate, Wells Management Company, Inc. (“Wells Management”) provide services for us related to asset management, accounting, investor relations, and all other administrative services. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled approximately $6.0 million, $3.8 million, and $1.2 million for the years ended December 31, 2006, 2005, and 2004, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for high quality tenants from owners and managers of competing projects. As a result, we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain services essential to us, including asset management services, supervision of the management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative services, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts in all material respects as they become due. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT the officers and directors of Wells REIT, WREF and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the SEC on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT and WREF believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF which adversely affects the financial health of Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The current market for high-quality office properties remains extremely competitive and if we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives and the returns on our investments will be lower than they otherwise would be.

The current market for high-quality office properties remains extremely competitive. We are competing for these real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. Many of our competitors have greater financial resources, and a greater ability to borrow funds to acquire properties, than we do. The greater the number of entities and resources competing for high-quality office properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay dividends. We cannot be sure that Wells Capital will be successful in obtaining suitable investments on financially attractive terms or that, if Wells Capital makes investments on our behalf, our objectives will be achieved. The more money we raise in our ongoing public offering, the greater our challenge will be to invest all of the net proceeds of that offering on attractive terms.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on those properties.

Although our portfolio currently has a low vacancy rate, a property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If significant vacancies occur and continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce the return to our stockholders.

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

Our inability to sell a property when we plan to do so could limit our ability to pay cash distributions to our stockholders.

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

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell or rent such property or pledge it as collateral for future borrowings.

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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment because of the illiquid nature of our shares.

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

Our investors may be more likely to sustain a loss on their investment because our sponsors do not have as strong an economic incentive to avoid losses as do promoters who have made significant equity investments in their company.

As of February 28, 2007, our sponsors had only invested approximately $1.4 million in us, primarily by our advisor purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering and by our three officers purchasing shares of common stock for $9.05 per share in our initial public offering. Therefore, if we are successful in raising enough proceeds from our ongoing public offering to be able to reimburse our promoters for the significant organization and offering expenses of that offering, our promoters have little exposure to loss, especially if our shares are worth more than $9.05 per share upon the disposition of our properties. Without this exposure, our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

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

Wells REIT has entered into a merger agreement to acquire certain affiliates of our advisor (the “Wells REIT Internalization Transaction”). In connection therewith, Donald A. Miller, CFA, who directed the acquisitions, dispositions, property-management, construction and leasing groups for our advisor and its affiliates, became the Chief Executive Officer and President of Wells REIT and terminated his employment with our advisor and its affiliates. In addition, Wells REIT is currently in negotiations with several other members of our advisor’s senior management team. If the Wells REIT Internalization Transaction closes and our advisor is unable to find suitable replacement personnel either from its existing personnel or from external sources with talents equal to those of the personnel it will lose or has lost as a result of the pending Wells REIT Internalization Transaction, our operations may suffer. Further, in the event that the Wells REIT Internalization Transaction is consummated, to the extent that our advisor currently allocates fixed expenses between Wells REIT and us, our administrative expenses may increase.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, WREF and certain affiliates of WREF, which contains allegations related to a proposed merger agreement under which Wells REIT would acquire certain affiliates of WREF, on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages. Wells REIT and WREF believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

In addition, as a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

If we are unable to fund future capital needs either from operating cash flows or debt proceeds, cash distributions to our stockholders and the value of our investments could decline.

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

If we need significant capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from sources such as cash flow from operations, borrowings, property sales, or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure the necessary funding for capital improvements, our investments may generate lower cash flows or decline in value, or both, which would limit our ability to make distributions to our stockholders.

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

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of the Wells REIT II. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your ownership of shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on ownership of shares.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of February 28, 2007, we had total outstanding indebtedness of $708.9 million, which consisted of $60.0 million outstanding under our $400.0 million credit facility, $17.0 million under our construction line of credit, a $47.2 million variable-rate mortgage note on a property, and fixed-rate mortgages on certain properties totaling approximately $584.7 million. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our dividend, and for other purposes.

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

As of February 28, 2007, we had $708.9 million of indebtedness, including $124.2 million of variable-rate debt. We expect that we will incur additional indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay dividends. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

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

We rely on Wells Capital to identify suitable investment opportunities. Other WREF-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other WREF-sponsored programs. If Wells Capital directs an investment opportunity to a WREF-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, we rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to a property owned by another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Our charter disclaims any interest in an investment opportunity known to Wells Capital that Wells Capital has not recommended to us. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of dividends we may be able to pay.

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

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle Wells Capital to a success-based listing fee but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or its assets, which could entitle Wells Capital to a success-based fee but could also hinder its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

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

Our board’s loyalties to other WREF-sponsored programs, including Wells REIT, could influence its judgment, resulting in actions that are not in our stockholders’ best interest or that result in a disproportionate benefit to another WREF-sponsored program at our expense.

Seven of our nine directors are also directors of Wells REIT and three of our nine directors are also directors of the Institutional REIT, Inc., a WREF-sponsored program. If the Wells REIT Internalization Transaction closes, two of our directors will resign from our board, four will resign from the board of Wells REIT, and one director will remain on both boards. The loyalties of our directors serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

•

The conflicts committee of our board of directors must evaluate the performance of Wells Capital with respect to whether Wells Capital is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other WREF-sponsored programs or if our advisor is giving preferential treatment to other WREF-sponsored programs in this regard, our conflicts committee may not be well suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

•

In connection with considering the renewal of our property management, leasing, and construction agreement with Wells Management, the conflicts committee must make a similar evaluation with respect to the performance of Wells Management in managing and leasing our properties. If Wells Management is not performing well as our property manager because of its services for other WREF-sponsored programs, the divided loyalties of the members of our conflicts committee could make them less willing to insist on improvement in the performance of Wells Management or to seek another property manager.

•

The conflicts committee will likely decide whether we purchase a property. This decision could be influenced by the hope that Wells Capital would present the opportunity to other WREF-sponsored programs if we did not pursue it.

•

We could enter into transactions with other WREF-sponsored programs, such as property sales or acquisitions, joint ventures, or financing arrangements. Decisions of the board or the conflicts committee regarding the terms of those transactions may be influenced by the board’s or committee’s loyalties to other WREF-sponsored programs.

•

A decision of the board or the conflicts committee regarding the timing of a debt or equity offering could be influenced by concerns that the offering would compete with an offering of other WREF-sponsored programs.

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other WREF-sponsored program.

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

Any future participation by us in the Section 1031 Exchange Program may limit our ability to borrow funds in the future; this could reduce the number of investments we can make and limit our ability to make distributions to our stockholders.

Should we participate in future Section 1031 Exchange Program offerings by providing certain financial guarantees, institutional lenders may view our obligations under agreements to acquire unsold co-tenancy interests in properties as a contingent liability against our cash or other assets, which may limit our ability to borrow funds in the future. Lenders providing our line of credit may restrict our ability to draw on our line of credit by the amount of our potential obligation. Further, our lenders may view such obligations in such a manner as to limit our ability to borrow funds based on regulatory restrictions on lenders that limit the amount of loans they can make to any one borrower. These events could limit our operating flexibility and our ability to make distributions to our stockholders.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2006, we owned interests in 47 office properties, one industrial building, and one hotel located in 17 states and the District of Columbia. Of these properties, 43 are wholly owned and six are owned through consolidated joint ventures. At December 31, 2006, our office and industrial properties were approximately 98% leased with an average lease term remaining of approximately 7.6 years.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office and industrial properties as of December 31, 2006 and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2006 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2006 Annualized Gross Base Rent
Vacant	$—	320	0%
2007	8,585	306	3%
2008	14,588	543	5%
2009	8,571	825	3%
2010	33,918	1,244	11%
2011	35,433	1,113	12%
2012	32,295	1,281	10%
2013	14,885	615	5%
2014	17,203	843	5%
2015	26,346	1,719	9%
2016	20,511	1,597	7%
Thereafter	91,201	3,797	30%

	$303,536	14,203	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2006.

Location	2006 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rent
Northern New Jersey	$38,938	2,264	13%
Cleveland	34,344	1,321	11%
Atlanta	29,740	1,777	10%
San Jose	27,297	451	9%
Houston	23,524	841	8%
Baltimore	20,135	656	6%
Chicago	19,155	1,317	6%
Washington, D.C.	11,774	275	4%
Boston	11,244	706	4%
Los Angeles	9,440	310	3%
Other*	77,945	4,285	26%

	$303,536	14,203	100%

*	No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office and industrial properties as of December 31, 2006.

Industry	2006 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rent
Legal Services	$46,337	1,253	15%
Depository Institutions	45,195	1,638	15%
Communications	23,444	1,026	8%
Security & Commodity Brokers	22,246	686	7%
Business Services	21,461	1,019	7%
Electronic Equipment	17,213	1,360	6%
Industrial Machinery & Equipment	14,646	797	5%
Transportation Equipment	14,590	400	5%
Engineering & Management Services	13,143	521	4%
Electric, Gas, and Sanitary Services	12,278	1,237	4%
Insurance Carriers	12,151	678	4%
Other*	60,832	3,588	20%

	$303,536	14,203	100%

*	No more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2006.

Tenant	2006 Annualized Gross Base Rent (in thousands)	Percentage of 2006 Annualized Gross Base Rent
Key Bank	$20,241	7%
Pershing	12,691	4%
T. Rowe Price	12,498	4%
Northrop Grumman	9,263	3%
PSE&G	8,582	3%
AT&T	8,140	3%
Bingham McCutchen	7,449	3%
General Electric	7,284	2%
Oracle USA	7,075	2%
DLA Piper	6,615	2%
Lucent Technologies	6,385	2%
IBM	6,294	2%
Weatherford International	6,237	2%
Verizon Communications	6,221	2%
Other*	178,561	59%

	$303,536	100%

*	No more than 2% is attributable to any individual tenant.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2006.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2007, we had approximately 293.9 million shares of common stock outstanding held of record by a total of approximately 94,000 stockholders. The number of stockholders is based on the records of Wells Capital, who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for NASD members and their associated persons to participate in our ongoing public offering of our common stock, we are required pursuant to NASD Conduct Rules to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of the shares is $10 per share as of December 31, 2006. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until three years after the completion of our offering stage, Wells Capital expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K. (We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.)

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly dividend distributions to our stockholders. We have declared and paid dividends quarterly based on daily record dates.

Quarterly distributions paid to the stockholders during 2005 and 2006 were as follows (in thousands, except per-share amounts):

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$12,901	$16,695	$23,588	$27,402	$80,586

Per-Share Investment Income	$0.082	$0.083	$0.083	$0.083	$0.331	(1)
Per-Share Return of Capital	$0.066	$0.067	$0.068	$0.068	$0.269	(2)

Total Per-Share Distribution	$0.148	$0.150	$0.151	$0.151	$0.600

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$30,413	$33,508	$36,640	$39,699	$140,260

Per-Share Investment Income	$0.081	$0.081	$0.082	$0.082	$0.326	(1)
Per-Share Return of Capital	$0.068	$0.068	$0.069	$0.069	$0.274	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

(1)	Approximately 54% and 55% of the dividends paid during the years ended December 31, 2006 and 2005, respectively, were taxable to the investor as ordinary income.
(2)	Approximately 46% and 45% of the dividends paid during the years ended December 31, 2006 and 2005, respectively, were characterized as tax-deferred.

During the year ended December 31, 2004, approximately 25% and 75% of dividends paid were taxable to investors as ordinary income and characterized as tax-deferred, respectively. The amount of dividends paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

Dividends for the fourth quarter of 2006 were paid in December 2006 to stockholders of record during the period from September 16, 2006 through December 15, 2006. Dividends for the first quarter of 2007 have been declared by the board of directors at a rate consistent with our 2006 annualized dividend of $0.60 per share for stockholders of record during the period from December 16, 2006 to March 15, 2007 and were paid to stockholders in March 2007.

Redemption of Common Stock

We maintain a Share Redemption Program (“SRP”), amended effective September 9, 2006, for stockholders who hold their shares for more than one year, subject to certain limitations. The SRP provides that for Ordinary Redemptions (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP), the initial price at which we may repurchase a share of common stock is $9.10 per share, or 91% of the price paid for those shares sold for less than $10.00 per share. This redemption price is expected to remain fixed until three years after we complete our offering stage. We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period during which we do not engage in another public equity offering (other than secondary offerings or offerings related to a dividend reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price for Ordinary Redemptions would equal 95% of our per share value as estimated by Wells Capital or another firm chosen by our board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of our estimated per share value.

The limits on our ability to redeem shares under the amended program are set forth below:

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

Our board of directors may amend, suspend, or terminate the SRP at any time with 30 days’ notice. Approximately 3.8 million and 1.6 million shares were redeemed under the SRP, during the years ended December 31, 2006 and 2005, respectively.

During the quarter ended December 31, 2006, we redeemed shares pursuant to our SRP as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2006	332	$9.57	(2)
November 2006	440	$9.39	(2)
December 2006	481	$9.42	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004, March 28, 2006, May 11, 2006, and August 10, 2006.
(2)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.

Unregistered Issuance of Stock Options

On July 19, 2006, we issued options to purchase 7,000 shares of common stock to our independent directors under our Independent Director Stock Option Plan. These options were issued with an exercise price of $12 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as the securities were issued privately to seven accredited investors.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2006, 2005, 2004, and the period from inception (July 3, 2003) to December 31, 2003 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Total assets	$3,288,225	$2,688,883	$1,155,765	$1,652
Total stockholders’ equity	$2,268,020	$1,659,754	$677,115	$1
Outstanding debt	$774,523	$832,402	$350,505	—
Outstanding long-term debt	$756,727	$810,976	$233,977	—
Obligations under capital leases	$78,000	$78,000	$78,000	—

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (July 3, 2003) to December 31, 2003
Total revenues	$327,716	$164,454	$50,701	—
Net income (loss)	$11,268	$12,521	$(4,562)	—
Funds from operations(1)	$143,246	$80,236	$14,922	—

Cash flows from operations(2)	$151,084	$76,351	$22,722	$(44)
Cash flows used in investing activities (2)	$(682,478)	$(1,262,128)	$(919,658)	—
Cash flows provided by financing activities(2)	$542,142	$1,200,253	$917,655	$201
Dividends paid	$140,260	$80,586	$16,613	—

Per weighted-average common share data:
Net income (loss)—basic and diluted	$0.05	$0.09	$(0.15)	$(4.70)
Dividends declared	$0.60	$0.60	$0.49	—

Weighted-average common shares outstanding	237,373	139,680	31,372	—

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for information regarding why we present funds from operations and for a reconciliation of this non-GAAP financial measure to net income.

(2)	Prior period amounts adjusted to conform with current period presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

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

We commenced our initial public offering on December 1, 2003. During 2004, we began acquiring real estate assets and receiving investor proceeds under our initial public offering of common stock. We continued receiving investor proceeds and investing in real estate assets through December 31, 2006. Thus, our results of operations for the years ended December 31, 2006, 2005, and 2004 reflect growing operational revenues and expenses, fluctuating interest expense and general and administrative expenses. The increased operational revenues and expenses result from acquiring real properties, while the fluctuation in interest expense arise from using varying levels of short-term and long-term debt financing for our acquisitions. General and administrative expenses, as a percent of total revenues, decreased from approximately 9% for the year ended December 31, 2004 and approximately 6% for the year ended December 31, 2005 to approximately 4% for the year ended December 31, 2006, commensurate with the operational growth of the enterprise and the achievement of greater economies of scale.

During 2004, we raised approximately $792.0 million through the issuance of common stock and acquired an interest in 18 properties for an aggregate purchase price of approximately $1.0 billion. During 2005, we raised approximately $1.2 billion through the issuance of common stock and acquired an interest in 21 properties for an aggregate purchase price of approximately $1.5 billion. During 2006, we raised approximately $0.9 billion through the issuance of common stock and acquired an interest in 10 properties for an aggregate purchase price of approximately $0.6 billion. We have funded our property acquisitions with net proceeds from the issuance of our common stock and from third-party borrowings. As of December 31, 2006 and 2005, our third-party borrowings totaled approximately $774.5 million and $832.4 million, respectively.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 0.35% from the third quarter and 1.05% from one year ago. Many markets are performing well due to job growth in the service-sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would likely also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. REIT privatizations, the process of publicly traded REITs becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Cap rates, or first-year returns on real estate investments, for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, REITs, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury rates increased from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

The level of cap rates is reflective of current market conditions and, as a result, is a major factor affecting the purchase prices of properties in which we invest. While some of the factors noted above indicate that future cap rates could remain stable or slightly improve, the extent to which our portfolio may be affected by future cap rate levels is dependent upon the extent of our future fundraising and investing activities. We expect to raise equity proceeds from the sale of our common stock at a rate consistent with the fourth quarter of 2006 and anticipate cap rates to remain stable; as such, absent a significant increase in investor proceeds raised, we do not anticipate that our portfolio will be significantly impacted by the market conditions described above in the near-term.

Liquidity and Capital Resources

Overview

From January 2004 through December 2006, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our SRP. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

The competition to acquire high-quality commercial office properties remains high. Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus, however, is to continue to maintain the quality of our portfolio. Thus, in this intensely competitive environment, we may opt to lower the dividend rather than compromise that quality or accumulate significant borrowings to meet a dividend level higher than operating cash flow would support. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future dividend projections.

Short-Term Liquidity and Capital Resources

During 2006, we generated net cash flows from operating activities of approximately $151.1 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. Such net cash flows from operating activities were primarily used to pay dividends to stockholders of approximately $140.3 million during the same period. During 2006, we raised proceeds from the sale of common stock under our public offerings, net of commissions, dealer-manager fees, and other offering costs, of approximately $777.4 million, which was used primarily to fund investments in real estate of approximately $663.4 million, net debt repayments and prepayment penalties of approximately $60.9 million, and redemptions of common stock of approximately $32.4 million. We expect to utilize the residual cash balance of approximately $46.1 million as of December 31, 2006 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the SRP. As of February 28, 2007, we had a remaining borrowing capacity of approximately $297.5 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On December 4, 2006, our board of directors declared a daily dividend for stockholders of record from December 16, 2006 through March 15, 2007 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter of 2006 on a per-share basis. Such dividend was paid in March 2007.

We have a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). We have pledged approximately $2.0 million of our total borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs.

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

Under the terms of the Wachovia Line of Credit, we may borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. The Wachovia Line of Credit also stipulates that our net distributions, which equal total dividends and other distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT. Funds from Operations, as defined by the agreement, means net income (loss), minus (or plus) gains (or losses) from debt restructuring and sales of property during such period, plus depreciation on real estate assets and amortization (other than amortization of deferred financing costs) for such period, all after adjustments for unconsolidated partnerships and joint ventures. The Wachovia Line of Credit includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any non-recourse obligation of $20.0 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility.

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

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. Our follow-on offering, which we commenced in November 2005, will terminate in November 2007, unless we extend the offer for up to one year. We currently expect to extend the offering for up to one year until we sell all of the shares registered in the offering. Thereafter, our board of directors may commence a second follow-on offering at that time. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends. Over the next five years, we anticipate funding capital expenditures necessary for our properties, including building improvements, tenant improvements, and leasing commissions, of approximately $171.3 million, exclusive of costs of properties under development.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows, after payments for certain capital expenditures such as tenant improvements and leasing commissions, will be used to pay dividends. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources—Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and the redemption of shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future dividends paid may be lower as well. Our cash flow from operations depends significantly on market rents and our tenants’ ability to make rental payments. We believe that the diversity of our tenant base and the concentration of creditworthy tenants in our portfolio help to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, downturns in one or more of our core markets, or downturns in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of any of these situations, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Obligations and Commitments

As of December 31, 2006, our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$774,523	$17,796	$241,625	$71,645	$443,457
Capital lease obligations(2)	78,000	—	—	—	78,000
Purchase obligations(3)	71,250	71,250	—	—	—
Operating lease obligations	3,120	60	120	120	2,820

Total	$926,893	$89,106	$241,745	$71,765	$524,277

(1)

Amounts include principal payments only. We made interest payments of $36.3 million during the year ended December 31, 2006 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of $4.7 million during the year ended December 31, 2006 and expect to pay interest in future periods based on the terms disclosed in Note 5 to our accompanying consolidated financial statements.

(3)

Represents a purchase commitment for the One Century Place Building, which was under contract at December 31, 2006. Refer to Note 5 of our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods, as we expect that rental income, tenant reimbursements, property operating costs, asset and property management fees, depreciation, amortization, and net income will increase in future periods as a result of owning the assets we acquired prior to and during the periods presented for an entire period and as a result of anticipated future acquisitions of real estate assets.

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004 and acquired 21 properties during the year ended December 31, 2005. During the year ended December 31, 2006, we acquired 10 properties, bringing our total portfolio to 49 properties as of December 31, 2006. Accordingly, the results of operations presented for the years ended December 31, 2006 and 2005, are not directly comparable.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2006

Rental income and tenant reimbursements increased from approximately $135.0 million and $29.0 million, respectively, for the year ended December 31, 2005 to approximately $246.6 million and $57.7 million, respectively, for the year ended December 31, 2006, primarily as a result of the growth in the portfolio during 2006 and owning the properties acquired in 2005 for a full year. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2006 for an entire year and future acquisitions of real estate assets.

Hotel income and hotel operating costs increased from approximately $0.4 million and $0.4 million, respectively, for the year ended December 31, 2005 to approximately $23.4 million and $17.5 million, respectively, for the year ended December 31, 2006, primarily as a result of reflecting a full year of operations for the Key Center Marriott, a hotel property located in Cleveland, Ohio, which we acquired in the fourth quarter of 2005. The increase in profitability of this hotel property is primarily attributable to an increase in occupancy rates during 2006. Hotel income and hotel operating costs are expected to fluctuate in future periods commensurate with changes in supply and demand for hotel space in the Cleveland area, among other factors.

Property operating costs and asset and property management fees increased from approximately $45.8 million and $13.2 million, respectively, for the year ended December 31, 2005 to approximately $92.8 million and $25.5 million, respectively, for the year ended December 31, 2006, primarily as a result of the growth in the portfolio during 2006 and owning the properties acquired in 2005 for a full year. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2006 for an entire year and future acquisitions of real estate assets.

Depreciation of real estate and amortization of lease costs increased from approximately $24.5 million and $43.2 million, respectively, for the year ended December 31, 2005 to approximately $47.2 million and $84.8 million, respectively, for the year ended December 31, 2006, primarily due to the acquisition of properties during 2006 and owning the properties acquired in 2005 for a full year. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2006 for an entire year and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $9.1 million for the year ended December 31, 2005 to approximately $12.2 million for the year ended December 31, 2006, primarily due to increases in administrative reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during 2006 and owning the properties acquired in 2005 for a full year. General and administrative expenses, as a percent of total revenues, decreased from approximately 6% for the year ended December 31, 2005 to approximately 4% for the year ended December 31, 2006 as a result of achieving greater economies of scale with a larger portfolio of real estate assets. In connection with the acquisition of additional real estate assets, we anticipate future general and administrative expenses to continue to increase, as compared to historical periods.

Interest expense increased from approximately $25.1 million for the year ended December 31, 2005 to approximately $42.9 million for the year ended December 31, 2006, primarily due to new mortgage notes and mortgage notes assumed in connection with property acquisitions, as well as an increase in average borrowings and the interest rate under our line of credit. Average borrowings under our line of credit increased from approximately $23.1 million during 2005 to $176.7 million during 2006. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of approximately $1.1 million during the year ended December 31, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of approximately $5.7 million and a write-off of approximately $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Interest and other income decreased from approximately $9.6 million for the year ended December 31, 2005 to approximately $7.7 million for the year ended December 31, 2006, primarily as a result of lower average cash balances held during 2006 caused by timing differences between raising capital in our public offerings and closing on property acquisitions.

Net income and net income per share decreased from approximately $12.5 million and $0.09, respectively, for the year ended December 31, 2005 to approximately $11.3 million and $0.05, respectively, for the year ended

December 31, 2006, primarily due to the decrease in interest and other income and the loss on early extinguishment of debt as described above. The increase in real estate operating income is largely offset by the increase in interest expense. We expect future real estate acquisitions to result in an increase in net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2005

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

General and administrative expenses increased from approximately $4.3 million for the year ended December 31, 2004 to approximately $9.1 million for the year ended December 31, 2005, primarily due to increases in administrative reimbursements payable to Wells Capital and Wells Management as a result of acquiring additional properties during 2005 and owning the properties acquired in 2004 for a full year. General and administrative expenses, as a percent of total revenues, decreased from approximately 9% for the year ended December 31, 2004 to approximately 6% for the year ended December 31, 2005.

Interest expense increased from approximately $17.6 million for year ended December 31, 2004 to approximately $25.1 million for the year ended December 31, 2005. The additional interest expense incurred during 2005 relates primarily to amounts drawn on our line of credit, new mortgage notes, and mortgage notes assumed in connection with acquisitions of properties during 2005, as well as 2004 borrowings being outstanding for a full year.

Interest and other income increased from approximately $2.9 million for the year ended December 31, 2004 to approximately $9.6 million for the year ended December 31, 2005, primarily as a result of interest earned on investor proceeds raised during 2005 prior to investing such proceeds in real estate assets.

We recognized net income and net income per share of approximately $12.5 million and $0.09, respectively, for the year ended December 31, 2005, as compared to net loss and net loss per share of approximately $4.6 million and $0.15, respectively, for the year ended December 31, 2004, primarily due to the increase in revenue generated from our growing portfolio of properties outpacing the increase in portfolio expenses during 2005, as compared to 2004.

Portfolio Information

As of December 31, 2006, we owned interests in 47 office properties, one industrial building, and one hotel located in 17 states and the District of Columbia. Of these properties, 43 are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2006, our office and industrial properties were approximately 98% leased with an average lease term remaining of approximately 7.6 years.

As of December 31, 2006, our five highest geographic concentrations were as follows:

Location	2006 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rents
Northern New Jersey	$38,938	2,264	13%
Cleveland	34,344	1,321	11%
Atlanta	29,740	1,777	10%
San Jose	27,297	451	9%
Houston	23,524	841	8%

	$153,843	6,654	51%

As of December 31, 2006, our five highest tenant industry concentrations were as follows:

Industry	2006 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2006 Annualized Gross Base Rents
Legal Services	$46,337	1,253	15%
Depository Institutions	45,195	1,638	15%
Communications	23,444	1,026	8%
Security & Commodity Brokers	22,246	686	7%
Business Services	21,461	1,019	7%

	$158,683	5,622	52%

As of December 31, 2006, our five highest tenant concentrations were as follows:

Tenant	2006 Annualized Gross Base Rents (in thousands)	Percentage of 2006 Annualized Gross Base Rents
Key Bank	$20,241	7%
Pershing	12,691	4%
T. Rowe Price	12,498	4%
Northrop Grumman	9,263	3%
PSE&G	8,582	3%

	$63,275	21%

For more information on our portfolio, see Item 2 above.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP financial measure and should not be viewed as an alternative to net income as a measurement of our operating performance. We believe that FFO is a beneficial indicator of the performance of equity REITs. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trust (“NAREIT”) definition. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net income to FFO are presented below (in thousands):

	For the year ended December 31,
	2006	2005	2004
Net income (loss)	$11,268	$12,521	$(4,562)
Add:
Depreciation of real assets	47,214	24,505	7,456
Amortization of lease-related costs	84,764	43,210	12,028

FFO	$143,246	$80,236	$14,922

Weighted-average common shares outstanding	237,373	139,680	31,372

Set forth below is additional information related to certain cash and noncash items included in or excluded from net income (loss) above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for detail of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income (Loss):

•	Straight-line rental revenue of approximately $22.7 million, $15.7 million, and $5.1 million was recognized for the years ended December 31, 2006, 2005, and 2004, respectively;

•

Amortization of above-market/below-market in-place leases and lease incentives was recognized as net decreases to rental income of approximately $12.8 million, $3.9 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively;

•

Amortization of deferred financing costs of approximately $0.9 million, $1.4 million, and $5.4 million was recognized as interest expense for the years ended December 31, 2006, 2005, and 2004, respectively;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the year ended December 31, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006; and

Cash Item Excluded from Net Income (Loss):

•

Master lease proceeds relating to previous acquisitions of approximately $6.3 million and $15.4 million were collected during the years ended December 31, 2006 and 2005, respectively. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

Election as a REIT

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

On October 4, 2005, we created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Wells TRS had a net operating loss on an income tax basis for the years ended December 31, 2006 and 2005. The related deferred tax asset as of December 31, 2006 and 2005 is included in prepaid and other assets in the accompanying consolidated balance sheets. The related income tax benefit for the years ended December 31, 2006 and 2005 is included in the accompanying consolidated statements of operations.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets during the years ended December 31, 2006, 2005, and 2004.

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

Related-Party Transactions and Agreements

We have entered into agreements with our advisor, Wells Capital, and its affiliates, whereby we pay certain fees and reimbursements to Wells Capital or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 9 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under contract;

•	Operating lease obligations;

•	Obligations under capital leases;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2007 through February 28, 2007, we raised approximately $145.4 million through the issuance of approximately 14.5 million shares of our common stock under our follow-on offering. As of February 28, 2007, approximately 204.1 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Declaration of Dividends

On March 2, 2007, the board of directors of Wells REIT II declared dividends for the second quarter of 2007 in an amount equal to an annualized dividend of $0.60 per share to be paid in June 2007. Such quarterly dividends are payable to the stockholders of record at the close of business on each day during the period from March 16, 2007 through June 15, 2007.

One Century Place Building Acquisition

On January 4, 2007, we purchased an 8-story office building containing approximately 539,000 rentable square feet located on an approximate 28.2-acre tract of land at 26 Century Boulevard in Nashville, Tennessee, for a total contract price of $72.0 million, exclusive of closing costs.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed to floating rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes. All of our debt was entered into for other than trading purposes. As of December 31, 2006 and 2005, the estimated fair value of our line of credit and notes payable was $769.2 million and $824.0 million, respectively.

Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2006, our consolidated debt consisted of the following, in thousands:

	2007	2008	2009	2010	2011	Thereafter	Total
Maturing debt:
Variable rate debt	$17,027	$126,000	$—	$—	$—	$46,667	$189,694
Fixed rate debt(1)	$769	$114,663	$962	$24,067	$47,578	$396,790	$584,829

Average interest rate:
Variable rate debt	4.84%	6.31%	—	—	—	6.58%	6.24%
Fixed rate debt(1)	6.19%	4.87%	6.11%	5.11%	4.65%	5.31%	5.16%

(1)	Includes a $13.4 million loan with interest-free terms. For the purposes of calculating the average interest rate, this loan was assumed to accrue interest at an imputed rate of 5.43%.

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit, the LakePointe 3 construction loan, and the 80 Park Plaza Building mortgage note are our only debt instruments that bear interest at a variable rate. As of December 31, 2006, we had $126.0 million outstanding on the Wachovia Line of Credit, $17.0 million outstanding on the LakePointe 3 construction loan, $46.7 million outstanding on the 80 Park Plaza Building mortgage note, and $584.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at December 31, 2006 was 5.43%.

The Wachovia Line of Credit is subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. The maturity date of the Wachovia Line of Credit is May 9, 2008. We are able to extend the initial maturity date to May 9, 2009 if we seek an extension and meet the related conditions set forth in the agreement. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The LakePointe 3 construction loan is a debt instrument used to fund a portion of the costs necessary to build an office building in Charlotte, North Carolina, which was completed in May 2006. The loan matures in 2007 and requires monthly interest payments at a rate of monthly LIBOR, plus 100 basis points (approximately 5.35% per annum as of December 31, 2006). During the fourth quarter of 2005, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. Under the terms of the interest rate swap agreement, we are obligated to pay a monthly interest payment at a fixed rate of 4.84% per annum of the lesser of the outstanding balance on the construction loan or the notional amount under the swap agreement. The interest rate swap expired in February 2007.

On September 21, 2006, we obtained the $45.9 million 80 Park Plaza Building mortgage note to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.65% per annum as of December 31, 2006) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

Approximately $584.8 million of our total debt outstanding as of December 31, 2006 is subject to fixed rates, with an average interest rate of 5.16% and expirations ranging through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

As of December 31, 2006, a 1.0% change in interest rates would result in a change in interest expense of approximately $1.9 million per year.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $78.0 million at December 31, 2006, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2006 or 2005.

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

Internal Control Over Financial Reporting

(a)	Not applicable

(b)	Not applicable

(c)	There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

We have provided below certain information about our executive officers and directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2007.

Name	Position(s)	Age	Year First Became a Director
Leo F. Wells, III	President and Director	63	2003

Douglas P. Williams	Executive Vice President, Secretary, Treasurer and Director	56	2003

Randall D. Fretz	Senior Vice President	54	N/A

Charles R. Brown	Director	68	2003

Richard W. Carpenter	Director	70	2003

Bud Carter	Director	68	2003

Donald S. Moss**	Director	71	2003

Jack M. Pinkerton	Director	79	2003

Neil H. Strickland	Director	71	2003

W. Wayne Woody**	Director	65	2003

**	These two directors have notified us of their intention to resign from our board of directors upon consummation of the Wells REIT Internalization Transaction, which is subject to a number of closing conditions. See “—Changes to Our Board of Directors if the Wells REIT Internalization Transaction is Consummated” herein for further details.

Leo F. Wells, III is our President and one of our directors. He is also the President and a director of Wells REIT and Wells Timber Real Estate Investment Trust, Inc. (“Wells Timber”). He is also the sole stockholder, sole director, President and Treasurer of WREF; and the sole director, President and Treasurer of Wells Management and Wells Capital, our advisors, Wells Development Corporation and Wells Asset Management, Inc. Mr. Wells is also a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust, which includes as one of its series the Wells S&P REIT Index Fund. He is also the President and sole director of Wells Real Estate Advisory Services, Inc. He is the President, Treasurer and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as the principal broker.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company, during which time he became a Life Member of the Atlanta Board of Realtors Million Dollar Club. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and

Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810 and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking, made in March 2001, not to engage in the conduct described above, thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004.

Douglas P. Williams is our Executive Vice President, Secretary, and Treasurer and one of our directors. He has also served as Executive Vice President, Secretary, and Treasurer and a director of Wells REIT since 1999 and began serving in those capacities for Wells Timber in 2005. He is also a Senior Vice President of our advisor and a Vice President, Chief Financial Officer, Treasurer and a director of WIS, our dealer-manager. Mr. Williams is also a Vice President of WREF and Wells Asset Management, Inc.

From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG Peat Marwick LLP.

Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with the NASD as a financial and operations principal. Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Master’s of Business Administration degree from Amos Tuck School of Graduate Business Administration at Dartmouth College.

Randall D. Fretz has been our Senior Vice President since 2003 and is a Senior Vice President of Wells Capital. He is also the Chief of Staff and a Vice President of WREF, a Senior Vice President of Wells REIT and of Wells Timber, and a director of WIS. Mr. Fretz is primarily responsible for corporate strategy and planning and advising and coordinating the executive officers of Wells Capital on corporate matters and special projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division

Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Master’s of Business Administration degree from the Ivey School of Business in London, Ontario.

Charles R. Brown is one of our independent directors. He is also an independent director of the Institutional REIT, Inc. He has been involved in real estate activities for over 40 years. From 1971 to 1976, he served as Director of Marketing and Project Manager for Atlantic Center, one of the South’s largest multi-use complexes. Atlantic Center is a two-million square-foot project in the central business district of Atlanta and includes a Hilton Hotel, a bank and office and retail establishments. From 1976 to 1997, Mr. Brown was President of Technology Park/Atlanta, Inc., where he was instrumental in developing Technology Park/Atlanta, a 600-acre office park in Peachtree Corners north of Atlanta, which was selected for the Governor’s Award for its contribution to community economic development.

Mr. Brown is Chairman and until recently was President of CRB Realty Associates, a private real estate consulting firm. He has previously been president and vice chairman of Atlantic Station, LLC, where he was involved in the planning and development of Atlantic Station, a redevelopment project of the Atlantic Steel mill in Atlanta, Georgia. He has also represented one of the partnerships developing an office building constituting part of the Atlantic Station project.

Mr. Brown is a past President of the Georgia Tech Foundation, past Chairman of the Gwinnett County Chamber of Commerce and the Georgia Chamber of Commerce and past Vice Chairman of the Georgia Governor’s Development Council. He also served on the board of directors of the Georgia Department of Technical and Adult Education. He is a graduate of the Georgia Institute of Technology where he received a B.S. degree in Building Construction from the College of Architecture.

Richard W. Carpenter is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He served as General Vice President of Real Estate Finance of The Citizens and Southern National Bank from 1975 to 1979, during which time his duties included the establishment and supervision of the United Kingdom Pension Fund, U.K.-American Properties, Inc., which was established primarily for investment in commercial real estate within the United States.

Mr. Carpenter is a managing partner of Carpenter Properties, L.P., a real estate limited partnership, and a Director and Chairman of the Audit Committee of MidCountry Financial Corp. He retired as President and Director of Commonwealth Oil Refining Company, Inc. and Realmark Holdings in 2001.

Mr. Carpenter previously served as Vice Chairman of the board of directors of both First Liberty Financial Corp. and Liberty Savings Bank, F.S.B. and Chairman of the Audit Committee of First Liberty Financial Corp. He has been a member of the National Association of Real Estate Investment Trusts and formerly served as President and Chairman of the Board of Southmark Properties, an Atlanta-based REIT, which invested in commercial properties. Mr. Carpenter is a past Chairman of the American Bankers Association Housing and Real Estate Finance Division Executive Committee. Mr. Carpenter holds a Bachelor of Science degree from Florida State University, where he was named the outstanding alumnus of the School of Business in 1973.

Bud Carter is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. Mr. Carter, for more than 20 years, was an award-winning broadcast news director and anchorman for several radio and television stations in the Midwest. Later, from 1975 to 1980, Mr. Carter served as General Manager of WTAZ-FM, a radio station in Peoria, Illinois and served as Publisher and Editor of The Peoria Press, a weekly business and political journal. From 1981 until 1989, Mr. Carter was an owner and General Manager of Transitions, Inc., a corporate outplacement company in Atlanta, Georgia.

Mr. Carter currently serves as Senior Vice President for Vistage International (formerly known as The Executive Committee), an international organization established to provide a “think tank” like forum for company

Presidents and CEOs to share ideas on ways to improve the management and profitability of their businesses. Vistage International operates in major cities throughout the United States, Australia, Australia, Brazil, France, Germany, Italy, Malaysia, Mexico, the United Kingdom and Japan. Worldwide, the organization has more than 14,000 company president and CEO members.

Mr. Carter was recruited in 1987 to be the first Chairman of the organization in Atlanta and still serves as Chairman of the first two groups formed in Atlanta—each group comprised of 15 non-competing CEOs and presidents. See “Certain Relationships and Related Transactions” in Item 13 below. Mr. Carter serves on the board of directors of Creative Storage Systems, Inc., The Springs Newspapers, and The Rockbridge Commercial Bank; earlier board service includes The DiversiTech Corporation and WaveBase9. He is a graduate of the University of Missouri where he earned degrees in Liberal Arts and then Journalism.

Donald S. Moss is one of our independent directors. He is also an independent director of Wells REIT and Wells Timber, and a trustee of the Wells Family of Real Estate Funds. He was employed by Avon Products, Inc. from 1957 until his retirement in 1986. While at Avon, Mr. Moss served in a number of key positions, including Vice President and Controller from 1973 to 1976, Group Vice President of Operations-Worldwide from 1976 to 1979, Group Vice President of Sales-Worldwide from 1979 to 1980, Senior Vice President-International from 1980 to 1983, and Group Vice President-Human Resources and Administration from 1983 until his retirement in 1986. Mr. Moss was also a member of the board of directors of Avon Canada, Avon Japan, Avon Thailand, and Avon Malaysia from 1980 to 1983.

Mr. Moss is a former director of The Atlanta Athletic Club. He was the National Treasurer and a director of the Girls Clubs of America from 1973 to 1976. Mr. Moss graduated from the University of Illinois where he received a degree in business.

Jack M. Pinkerton is one of our independent directors. He served as President of The Pinkerton & Laws Company from 1955 to 1983. He served as Chairman of the Executive Committee of The Pinkerton & Laws Company until his retirement in 1988, at which time The Pinkerton and Laws Company was one of the 200 largest construction companies in the United States. Mr. Pinkerton’s current activities include Director of Construction for Early Learning Property Management (construction and development of Early Learning Centers). Mr. Pinkerton served as Chairman of the Board of Enterprise National Bank before it was sold to Regions Bank in 1999. Mr. Pinkerton has also served as Chairman of the Board of numerous non-profit organizations. He received his Civil Engineering degree from Vanderbilt University and a Master of Theology Studies degree from Emory University.

Neil H. Strickland is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He was employed by Loyalty Group Insurance (which subsequently merged with America Fore Loyalty Group and is now known as The Continental Group) as an automobile insurance underwriter. From 1957 to 1961, Mr. Strickland served as Assistant Supervisor of the Casualty Large Lines Retrospective Rating Department. From 1961 to 1964, Mr. Strickland served as Branch Manager of Wolverine Insurance Company, a full-service property and casualty service company, where he had full responsibility for underwriting of insurance and office administration in the State of Georgia. In 1964, Mr. Strickland and a non-active partner started Superior Insurance Service, Inc., a property and casualty wholesale general insurance agency. Mr. Strickland served as President and was responsible for the underwriting and all other operations of the agency. In 1967, Mr. Strickland sold his interest in Superior Insurance Service, Inc. and started Strickland General Agency, Inc., a property and casualty general insurance agency concentrating on commercial customers. Mr. Strickland is currently the Senior Operations Executive of Strickland General Agency, Inc. and devotes most of his time to long-term planning, policy development, and senior administration.

Mr. Strickland is a Director of First Covenant Bank located in Woodstock, Georgia. He is a past President of the Norcross Kiwanis Club and served as both Vice President and President of the Georgia Surplus Lines Association. He also served as President and a director of the National Association of Professional Surplus Lines

Offices. Mr. Strickland is a past director of First Capital Bank, a community bank, and CNB Holdings, Inc., a publicly traded bank, both located in the State of Georgia. Mr. Strickland attended Georgia State University where he majored in business administration. He received his L.L.B. degree from Atlanta Law School.

W. Wayne Woody is one of our independent directors. He is also an independent director of Wells REIT and a trustee of the Wells Family of Real Estate Funds. He served as the Interim Chief Financial Officer for Legacy Investment Group, a boutique investment firm, from 2000 to 2001.

From 1968 until his retirement in 1999, Mr. Woody was employed by KPMG LLP and its predecessor firms, Peat Marwick Mitchell & Co. and Peat Marwick Main. As a Senior Partner, he served in a number of key positions in the firm, including Securities and Exchange Commission Reviewing Partner and Partner-in-Charge of Professional Practice and Firm Risk Management for the southeastern United States and Puerto Rico. Mr. Woody was also a member of the Board of Directors of KPMG LLP from 1990 through 1994. Prior to joining KPMG, Mr. Woody was the Principal Budget Analyst for the State of Georgia Office of Planning and Budget where he reviewed, analyzed, and presented the Governor’s budget proposals to the state legislature.

Mr. Woody is the former Chairman of the Audit Committee for the City of Atlanta. He is also a director and the former Chairman of the Audit Committee of the Metropolitan Atlanta Chapter of the American Red Cross. Mr. Woody is a former member of the Board of Directors for the Metropolitan Atlanta Chapter of the American Heart Association. He has served as a director of American HomePatient, Inc. since 2003, which is a public company. In addition he is trustee and chairman of the Finance Committee for the Georgia State University Foundation. Mr. Woody previously served a three-year term as Chairman of the Board of Trustees of the Georgia Center for the Visually Impaired.

Mr. Woody received a Bachelor of Science degree from Middle Tennessee State University and a Master’s of Business Administration degree from Georgia State University. He is a Certified Public Accountant in Georgia and North Carolina.

Changes to Our Board of Directors (listed above) if the Wells REIT Internalization Transaction is Consummated

On February 2, 2007, Wells REIT announced its intention to internalize certain advisory, management, and service capabilities of WREF. In connection with the Wells REIT Internalization Transaction, members of our board of directors and of the board of directors of Wells REIT agreed to take several actions to discontinue having directors (other than Mr. Wells) serve on both our board of directors and the board of directors of Wells REIT. Three independent directors of Wells REIT, Richard W. Carpenter, Bud Carter, and Neil H. Strickland, and Douglas P. Williams, each of whom also serves on our board of directors, have agreed to resign as directors of Wells REIT, effective and conditioned upon the closing of the Wells REIT Internalization Transaction. Furthermore, Donald S. Moss and W. Wayne Woody, two of our independent directors, have agreed to resign from our board of directors, also effective and conditioned upon the closing of the Wells REIT Internalization Transaction.

The Audit Committee

Our board of directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee’s primary function is to assist our board of directors in fulfilling its responsibilities by overseeing our independent auditors and reviewing the financial information to be provided to our stockholders and others, the system of internal control over financial reporting which our management has established and our audit and financial reporting process. The Audit Committee also is responsible for overseeing our compliance with applicable laws and regulations and for establishing procedures for the ethical conduct of our business. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter adopted by our board of directors in 2003.

The members of the Audit Committee are W. Wayne Woody (Chairman), Donald S. Moss and Neil H. Strickland. Walter W. Sessoms served as Chairman of the Audit Committee until he passed away in July of 2006 and W. Wayne Woody is currently serving as Chairman of the audit committee since July of 2006. All of the members of the Audit Committee are “independent” as defined by the New York Stock Exchange. All members of the Audit Committee have significant financial and/or accounting experience. Mr. Woody is the audit committee financial expert as required by the SEC. During 2006, the Audit Committee met nine times.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsref.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2006 except as follows: one report disclosing three transactions was filed late by Mr. Wells and one report disclosing one transaction was filed late by Mr. Fretz.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of our Executive Officers

Our executive officers do not receive compensation from us for services rendered to us. Our executive officers are also officers of Wells Capital, our advisor, and its affiliates and are compensated by these entities, in part, for their services to us. See Item 13 below for a discussion of the fees paid to and services provided by Wells Capital and its affiliates.

Compensation of Directors

We have provided below certain information regarding compensation paid to our directors during fiscal year 2006.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	Total ($)
Leo F. Wells, III (2)	—	—	—
Douglas P. Williams (2)	—	—	—
Charles R. Brown	50,750	—	50,750
Richard W. Carpenter	58,000	—	58,000
Bud Carter	54,750	—	54,750
Jack M. Pinkerton	49,000	—	49,000
Donald S. Moss*	62,750	—	62,750
Walter W. Sessoms	20,250	—	20,250
Neil H. Strickland	56,500	—	56,500
W. Wayne Woody*	60,000	—	60,000

*	These two directors have notified us of their intention to resign from our board of directors upon consummation of the Wells REIT Internalization Transaction, which is subject to a number of closing conditions.

(1)	On July 19, 2006 we granted options to purchase 1,000 shares of our common stock at $12.00 per share to each of our independent directors (with the exception of Walter W. Sessoms, who passed away on July 2, 2006) pursuant to our Independent Director Stock Option Plan. In accordance with SFAS 123-R, we estimated the fair value of each stock option granted as of the date of the grant using the Black-Scholes-Merton model. Based on the assumptions discussed in Note 6 to our accompanying consolidated financial statements, the fair value of the options granted during the year ended December 31, 2006 was insignificant. As of December 31, 2006, options to purchase a total of 40,000 of our shares of common stock were outstanding (options to purchase 1,500 shares held by the estate of Walter W. Sessoms and options to purchase 5,500 shares held by each of our remaining independent directors). The weighted-average exercise price of all outstanding options is $12.00 per share.

(2)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation

We pay each of our independent directors:

•	an annual retainer of $12,000;

•	$2,500 per regularly scheduled board meeting attended;

•	$1,500 per regularly scheduled committee meeting attended (committee chairpersons receive an additional $500 per committee meeting for serving in that capacity); and

•	$250 per special board meeting attended whether held in person or by telephone conference.

Members of our Audit Committee are paid $2,500 rather than $1,500 per meeting attended for each of the four meetings necessary to review our quarterly and annual financial statements. In addition, we have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors pursuant to our Independent Director Stock Option Plan (described below).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Independent Director Stock Option Plan

We have adopted an Independent Director Stock Option Plan. To date, we have issued stock options to purchase 43,000 shares of common stock to our independent directors pursuant to this plan. Of these, options to purchase 40,000 shares of common stock remain outstanding. Options to purchase 3,000 shares were terminated in 2006 and are available for future issuance under the plan. We issued options to purchase 2,500 shares to each independent director in connection with our initial public offering and issued options to purchase 1,000 shares to each independent director on the date of our first and second annual stockholders’ meetings. We expect to issue additional options to purchase 1,000 shares to each independent director then in office on the date of each subsequent annual stockholders’ meeting. We may not grant options at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to our advisor, directors, officers or any of their affiliates, would exceed 10% of our outstanding shares.

The exercise price for all options granted to date is $12.00 per share. The exercise price for subsequent options will be the greater of $12.00 per share or the fair market value of the shares on the date they are granted. Fair market value is generally defined to mean (i) the closing sales price on the immediately preceding date on which sales were reported if the shares are listed on a securities exchange or are traded over the Nasdaq Global Market or (ii) the mean between the bid and offered prices as quoted by Nasdaq for such immediately preceding trading date if the shares are not listed on a securities exchange or traded over the Nasdaq Global Market. However, if the Conflicts Committee determines that the fair market value of our shares is not properly reflected by such Nasdaq quotations, or if our shares are not quoted by Nasdaq, then the Conflicts Committee will determine fair market value in good faith.

We have authorized and reserved a total of 100,000 shares for issuance under the plan. If the number of outstanding shares is changed into a different number or kind of shares or securities through a reorganization or merger in which we are the surviving entity, or through a combination, recapitalization or otherwise, we will make an appropriate adjustment in the number and kind of shares that may be issued pursuant to exercise of the options. We will also make a corresponding adjustment to the exercise price of the options granted prior to any change. Any such adjustment, however, will not change the total payment, if any, applicable to the portion of the options not exercised but will change only the exercise price for each share.

Options will lapse on the first to occur of (i) the tenth anniversary of the date we grant them, (ii) the removal for cause of the independent director as a member of the board of directors, or (iii) three months following the date the independent director ceases to be a director for any reason other than death or disability. Options may be exercised by payment of cash or through the delivery of common stock. Options are generally exercisable in the case of death or disability for a period of one year after death or the disabling event. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign or transfer their options other than by will or the laws of descent or distribution.

The term of the plan is 10 years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation or upon sale of all or substantially all of our properties, the plan will terminate, and any outstanding options will terminate and be forfeited. The board of directors may provide in writing in connection with any such transaction for any or all of the following alternatives:

•

for the assumption by the successor corporation of the options granted or the replacement of the options with options covering the stock of the successor corporation, or a parent or subsidiary of such corporation, with appropriate adjustments as to the number and kind of shares and exercise prices;

•	for the continuance of the plan and the options by such successor corporation under the original terms; or

•	for the payment in cash or shares of common stock in lieu of and in complete satisfaction of such options.

Conflicts Committee Interlocks and Insider Participation

Our Conflicts Committee discharges the board’s responsibilities relating to compensation of our executives and directors. The members of our Conflicts Committee are Neil H. Strickland (Chairman), Charles R. Brown, Richard W. Carpenter, Bud Carter, Donald S. Moss, Jack M. Pinkerton and W. Wayne Woody, all of whom are independent directors. Walter W. Sessoms served as a member of the Conflicts Committee until he passed away in July of 2006. The Conflicts Committee administers the granting of stock options to selected employees of Wells Capital and Wells Management, based upon recommendations from the management of Wells Capital, and sets the terms and conditions of such options in accordance with the 2003 Stock Option Plan. To date, no employee stock options have been issued. The Conflicts Committee is also responsible for administering the terms of the Independent Director Stock Option Plan.

We have no conflicts committee interlocks, however see “Certain Relationships with our Independent Directors” in Item 13 below for a description of relationships between our independent directors and affiliates of our sponsor. A conflicts committee interlock would occur if (i) one our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our conflicts committee; (ii) one of our executive officers served as a director of another entity, one of whose executive officers served on our conflicts committee; or (iii) one of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as one of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table shows, as of February 28, 2007, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percentage
Leo F. Wells, III	126,790	*
Douglas P. Williams	1,105	*
Randall D. Fretz	2,714	*
Charles R. Brown (3)	4,105	*
Richard W. Carpenter (3)	4,000	*
Bud Carter (3)	13,608	*
Donald S. Moss (3)**	8,754	*
Jack M. Pinkerton (3)	4,844	*
Neil H. Strickland (3)	3,000	*
W. Wayne Woody (3)**	4,000	*
All officers and directors as a group (4)	172,114	*

*	Less than 1% of the outstanding common stock.
**	These two directors have notified us of their intention to resign from our board of directors upon consummation of the Wells REIT Internalization Transaction, which is subject to a number of closing conditions.
(1)	Address of each named beneficial owner is c/o Wells Real Estate Investment Trust, II, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092-3365.
(2)	None of the shares are pledged as security.
(3)	Includes options to purchase up to 3,000 shares of common stock, which are exercisable within 60 days of February 28, 2007.
(4)	Includes options to purchase an aggregate of up to 21,000 shares of common stock, which are exercisable within 60 days of February 28, 2007.

Equity Compensation Plan Information

We have reserved 750,000 shares of common stock for issuance under our Stock Option Plan and 100,000 shares of common stock under the Independent Director Stock Option Plan. Both plans were approved by our stockholders in 2003 before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	40,000	$12.00	810,000
Equity compensation plans not approved by security holders	—	—	—

Total	40,000	$12.00	810,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships with our Independent Directors

Donald S. Moss is an independent director of Wells REIT and Wells Timber and is a trustee of the Family of Real Estate Funds. W. Wayne Woody, Richard W. Carpenter, Bud Carter, and Neil H. Strickland are also independent directors of Wells REIT and are trustees of the Wells Family of Real Estate Funds. Charles R. Brown is also an independent director of Institutional REIT, Inc.

In addition, Mr. Carter serves as a chairman for Vistage International, an organization designed to aid corporate executives through the sharing of ideas on ways to improve the management and profitability of their respective companies. As a chairman, Mr. Carter facilitates monthly meetings for three 15-member groups of executives and meets individually with each member of the group on a monthly basis. Four executives of Wells Real Estate Funds and its affiliates, including Leo F. Wells, III and Randall D. Fretz, are members in groups chaired by Mr. Carter. Wells Capital paid Vistage International the following amounts over the last two years: $20,580 in 2005 and $39,300 in 2006. Mr. Carter has no equity interest in Vistage International.

Transactions with Affiliates

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate a majority of the Conflicts Committee must conclude that transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2006 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

Our Relationship with Wells Capital

Our executive officers, Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, are also executive officers of Wells Capital, our advisor. Mr. Wells is the sole director of our advisor and indirectly owns 100% of its equity. Since 2003, our advisor has provided our day-to-day management. Among the services provided by our advisor under the terms of an advisory agreement are the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.

Our advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. Our advisory agreement has a one-year term expiring October 20, 2007, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2006 through the most recent date practicable, which was December 31, 2006, we have compensated our advisor as set forth below.

We have incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2006 through December 31, 2006 totaled approximately $17.2 million.

Our advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer-manager fees. We reimburse our advisor for up to 2.0% of our gross offering proceeds for organization and offering costs, including legal, accounting, printing and other accountable offering costs. From January 1, 2006 through December 31, 2006, we incurred approximately $10.7 million of organization and offering expenses.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 0.75% of the cost of (i) the occupied properties we own and (ii) our investments in joint ventures. These fees are limited to 1.0% of the net asset value of the properties included in the above calculation, calculated on a quarterly basis. Asset management fees incurred from January 1, 2006 through December 31, 2006 totaled approximately $20.0 million.

Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements from January 1, 2006 through December 31, 2006 totaled approximately $6.0 million.

The Conflicts Committee considers our relationship with the advisor during 2006 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the advisory agreement until October 20, 2007. The Conflicts Committee believes that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is entitled to receive selling commissions of 7% of aggregate gross offering proceeds. Commencing with the dividends paid in December 2005 we ceased paying selling commissions in connection with the sale of our shares under the dividend reinvestment plan. Previously, we had paid selling commissions of 5% of aggregate gross offering DRP proceeds. WIS reallows 100% of these selling commissions to broker dealers participating in our public offering. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waives its right to a commission, with a corresponding reduction in the purchase price of shares sold in our offering. From January 1, 2006 through December 31, 2006, we incurred selling commissions of $56.2 million to WIS, of which approximately 100% was reallowed to participating broker dealers, net of discounts.

WIS also earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may re-allow to participating broker dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduces its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees from us of approximately $21.6 million from January 1, 2006 through December 31, 2006, of which approximately $9.4 million was reallowed to participating broker dealers, net of discounts.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

On November 24, 2006, our property management, leasing and construction management agreement with Wells Management automatically renewed for another one-year term. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing and construction of certain of our properties, we pay the following fees to Wells Management:

•	For each property for which Wells Management provides property management services, we pay Wells Management a market-based property management fee based on gross monthly income of the property.

•

For each property for which Wells Management provides leasing agent services, Wells Management is entitled to: (i) a one-time fee in an amount not to exceed one-month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease; (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•

For each property for which Wells Management provides construction management services, Wells Management is entitled to receive from us that portion of lease concessions for tenant-directed improvements that are specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions and a management fee to be determined for other construction management activities.

In connection with the proposed Wells REIT Internalization Transaction, Wells REIT will employ personnel currently employed by our advisor and by Wells Management. Some of the personnel Wells REIT will acquire from Wells Management are personnel who have primary responsibility for the management of some of the properties we own. To maintain continuity of management, we expect to enter into a new property management, leasing and construction management agreement with a subsidiary of Wells REIT to manage those properties. Similarly, we expect to amend our existing property management, leasing and construction management agreement with Wells Management to remove those properties from the scope of the agreement while leaving Wells Management as the manager of the remaining properties currently covered by the existing agreement. The new agreement with Wells REIT provides for the same items of compensation as described in the bullet points above.

The Conflicts Committee believes that these arrangements with Wells Management and with the subsidiary of the Wells REIT are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management fees incurred from January 1, 2006 through December 31, 2006 were $669,000.

Section 1031 Exchange Program

Wells Management has developed a program to facilitate real estate acquisitions for persons (“1031 Participants”) who seek to reinvest proceeds from a real estate sale and qualify that reinvestment for like-kind exchange treatment under Section 1031 of the Internal Revenue Code (“Section 1031 Exchange Program”). The Section 1031 Exchange Program involves a private placement of co-tenancy interests in real estate. We provide certain financial guarantees to subsidiaries of Wells Management in the event co-tenancy interests in such offerings are not sold.

Under the terms of the Take-Out Purchase and Escrow Agreements (“Take-Out Agreements”), we receive a fee in exchange for committing to purchase any of the co-tenancy interests described above that remain unsold to 1031 Participants on the maturity date of the interim financing obtained to acquire the properties. In consideration for the exposure created under the three Take-Out Agreements to which we were a party in 2006, we earned fees of approximately $317,000 million from January 1, 2006 through the respective obligation end dates. Information on the Take-out Agreements is as follows (in thousands):

Location of Property	Property Acquisition Date	Obligation End Date	Initial Maximum Exposure	Fee Earned
Lisle, IL	December 14, 2005	December 14, 2006	$12,080	$100
Bellevue, NE	December 16, 2005	December 16, 2006	$21,610	$170
Bellevue, NE	December 16, 2005	September 16, 2006	$14,440	$47

The Conflicts Committee believes that these Take-out Agreements are fair. As of December 31, 2006, we had no outstanding commitments under Take-Out Agreements related to the Wells Section 1031 Exchange Program.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditors

During the year ended December 31, 2006, Ernst & Young LLP served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation. Ernst & Young representatives will be present at the annual meeting of stockholders and will have the opportunity to make a statement if they desire to do so. In addition, the Ernst & Young representatives will be available to respond to appropriate questions posed by any stockholders. The Audit Committee anticipates that it will engage Ernst & Young as our independent auditors to audit our financial statements for the year ended December 31, 2007, subject to agreeing on fee estimates for the audit work. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interests. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.

Pre-Approval Policies

The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the Audit Committee.

All requests or applications for services to be provided by the independent auditor which do not require specific pre-approval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.

Requests or applications to provide services that require specific pre-approval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC’s rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically pre-approve all services not covered by the general pre-approval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring pre-approval in excess of $75,000 per occurrence require specific pre-approval by all members of the Audit Committee prior to engagement of Ernst & Young. All amounts specifically pre-approved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.

All services rendered by Ernst & Young for the year ended December 31, 2006 were pre-approved in accordance with the policies and procedures described above.

Principal Auditor Fees

The Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the years ended December 31, 2006 and 2005, are set forth in the table below.

	2006	2005
Audit fees	$542,842	$607,180
Audit-related fees	—	—
Tax fees	179,875	224,884
All other fees	—	—

Total	$722,717	$832,064

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•

Audit fees—These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements.

These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•

Audit-related fees—These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•

Tax fees—These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees—These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.	A list of the financial statements contained herein is set forth on page F-1 hereof.

(a) 2.	Schedule III—Real Estate Assets and Accumulated Depreciation

Information with respect to this item begins on page S-1 hereof. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	See (a) 3 above.

(c)	See (a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2007.

Wells Real Estate Investment Trust, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN Charles R. Brown	Independent Director	March 27, 2007

/s/ RICHARD W. CARPENTER Richard W. Carpenter	Independent Director	March 27, 2007

/s/ BUD CARTER Bud Carter	Independent Director	March 27, 2007

/s/ DONALD S. MOSS Donald S. Moss	Independent Director	March 27, 2007

/s/ JACK M. PINKERTON Jack M. Pinkerton	Independent Director	March 27, 2007

/s/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 27, 2007

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 27, 2007

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 27, 2007

/s/ W. WAYNE WOODY W. Wayne Woody	Independent Director	March 27, 2007

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number		Description
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “IPO Registration Statement”))

3.2		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the IPO Registration Statement)

4.1		Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-125643) filed with the Commission on October 19, 2005 (the “Follow-on Registration Statement”))

4.2		Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)

4.3		Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4		Description of Share Redemption Plan (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.1	**	Advisory Agreement between the Company and Wells Capital, Inc. dated October 20, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.2	**	Form of Dealer Manager Agreement between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Follow-on Registration Statement)

10.3		Agreement of Limited Partnership of Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 17, 2003)

10.4	**	Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 23, 2003 (“Amendment No. 1 to IPO Registration Statement”))

10.5	**	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement)

10.6	**	Dealer Manager Agreement dated November 26, 2003 by and between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1.1 to the IPO Registration Statement)

Exhibit Number		Description
10.7		Amendment to Selected Dealer Agreement (relating to Pennsylvania subscribers whose subscriptions are held in escrow) (incorporated by reference to Exhibit 1.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on March 2, 2004)

10.8		Purchase and Sale Agreement (relating to the acquisition of 80 M Street Building) between CH Realty II/Navy Yards, L.P. and Wells Operating Partnership II, L.P., dated April 20, 2004 (incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q for the period ended June 30, 2004)

10.9		First Amended and Restated $430 Million Interim Revolving Credit Agreement among Wells Operating Partnership II, L.P., Bank of America, N.A., Banc of America Securities LLC, Key Bank National Association, Societe Generale, Citicorp North America, Inc., Eurohypo AG, New York Branch, LaSalle Bank National Association, PNC Bank, National Association, and Sumitomo Mitsui Banking Corporation, dated July 1, 2004 (incorporated by reference to Exhibit 10.8 to Form 10-Q for the period ended June 30, 2004)

10.10		Purchase and Sale Agreement (relating to the acquisition of the Wildwood Buildings) between Wildwood Associates and Wells Operating Partnership II, L.P., dated August 20, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended September 20, 2004)

10.11	**	Master Property Management, Leasing and Construction Agreement among Wells Management Company, Inc., the Company and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on February 22, 2005)

10.12		Purchase and Sale Agreement (relating to the acquisition of 100 East Pratt Street Building) entered April 4, 2005 among Boston Properties, Inc., East Pratt Street Associates Limited Partnership and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005)

10.13		Credit Agreement dated as of May 9, 2005 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Bank, N.A., as administrative agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on May 23, 2005)

10.14		Purchase and Sale Agreement (relating to the acquisition of University Circle) entered August 1, 2005 between University Circle Investors, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.15		Recapitalization and Reconstitution Agreement and First Amendment to Recapitalization and Reconstitution Agreement (relating to the acquisition of an interest in the Key Center Complex) dated November 30, 2005 by and among OTR, Jacobs Realty Investors Limited Partnership, JG Key Center Properties LLC, Key Center Properties Limited Partnership, Key Center Lessee Limited Partnership, Key Center Lessee Corporation, Key Center Properties LLC, Wells REIT II - Key Center, LLC, Wells TRS II—Hotel, LLC and Chicago Title Insurance Company (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2005)

21.1	*	Subsidiaries of the Registrant

31.1	*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number		Description
31.2	*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Atlanta, Georgia

March 9, 2007

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per-share data)

	December 31,
	2006	2005
Assets:
Real estate assets, at cost:
Land	$370,971	$277,097
Buildings and improvements, less accumulated depreciation of $79,175 and $31,961 as of December 31, 2006 and 2005, respectively	1,922,523	1,589,689
Intangible lease assets, less accumulated amortization of $106,147 and $43,538 as of December 31, 2006 and 2005, respectively	458,917	390,001
Construction in progress	420	6,040

Total real estate assets	2,752,831	2,262,827
Cash and cash equivalents	46,100	35,352
Tenant receivables, net of allowance for doubtful accounts of $1,548 and $735 as of December 31, 2006 and 2005, respectively	53,372	27,887
Prepaid expenses and other assets	35,554	44,033
Deferred financing costs, less accumulated amortization of $1,535 and $614 as of December 31, 2006 and 2005, respectively	3,184	3,231
Deferred lease costs, less accumulated amortization of $52,906 and $20,929 as of December 31, 2006 and 2005, respectively	319,184	237,553
Investment in bonds	78,000	78,000

Total assets	$3,288,225	$2,688,883

Liabilities:
Line of credit and notes payable	$774,523	$832,402
Accounts payable, accrued expenses, and accrued capital expenditures	41,817	31,694
Due to affiliates	13,977	8,220
Dividends payable	7,317	5,142
Deferred income	9,138	8,387
Intangible lease liabilities, less accumulated amortization of $10,638 and $3,894 as of December 31, 2006 and 2005, respectively	92,343	62,560
Obligations under capital leases	78,000	78,000

Total liabilities	1,017,115	1,026,405

Commitments and Contingencies	—	—

Minority Interest	3,090	2,724

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 280,119,233 and 197,403,280 shares issued and outstanding as of December 31, 2006 and 2005, respectively	2,801	1,974
Additional paid-in capital	2,491,817	1,752,162
Cumulative distributions in excess of earnings	(225,549)	(94,382)
Other comprehensive loss	(1,049)	—

Total stockholders’ equity	2,268,020	1,659,754

Total liabilities, minority interest, and stockholders’ equity	$3,288,225	$2,688,883

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Rental income	$246,610	$134,972	$43,864
Tenant reimbursements	57,679	29,036	6,837
Hotel income	23,427	446	—

	327,716	164,454	50,701
Expenses:
Property operating costs	92,824	45,843	12,836
Hotel operating costs	17,523	421	—
Asset and property management fees:
Related-party	20,621	10,639	3,098
Other	4,911	2,539	823
Depreciation	47,214	24,505	7,456
Amortization	84,764	43,210	12,028
General and administrative	12,156	9,056	4,339

	280,013	136,213	40,580

Real estate operating income	47,703	28,241	10,121

Other income (expense):
Interest expense	(42,912)	(25,098)	(17,610)
Loss on early extinguishment of debt	(1,115)	—	—
Interest and other income	7,705	9,557	2,921

	(36,322)	(15,541)	(14,689)

Income (loss) before minority interest and income tax benefit	11,381	12,700	(4,568)
Minority interest in (earnings) loss of consolidated entities	(501)	(220)	6

Income (loss) before income tax benefit	10,880	12,480	(4,562)
Income tax benefit	388	41	—

Net income (loss)	$11,268	$12,521	$(4,562)

Per-share information—basic and diluted:
Net income (loss) available to common stockholders	$0.05	$0.09	$(0.15)

Weighted-average common shares outstanding—basic and diluted	237,373	139,680	31,372

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	—	$—	$1	$—	$—	$1
Issuance of common stock	79,201	792	791,220	—	—	792,012
Redemptions of common stock	(69)	(1)	(689)	—	—	(690)
Dividends ($0.49 per share)	—	—	—	(18,577)	—	(18,577)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(75,241)	—	—	(75,241)
Other offering costs	—	—	(15,828)	—	—	(15,828)
Net loss	—	—	—	(4,562)	—	(4,562)

Balance, December 31, 2004	79,132	791	699,463	(23,139)	—	677,115
Issuance of common stock	119,875	1,199	1,197,555	—	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	—	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	—	(113,017)
Other offering costs	—	—	(16,535)	—	—	(16,535)
Net income	—	—	—	12,521	—	12,521

Balance, December 31, 2005	197,403	1,974	1,752,162	(94,382)	—	1,659,754
Issuance of common stock	86,526	865	864,395	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	(36,274)
Dividends ($0.60 per share)	—	—	—	(142,435)	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	11,268
Loss on interest rate swap	—	—	—	—	(1,049)	(1,049)

Comprehensive income						10,219

Balance, December 31, 2006	280,119	$2,801	$2,491,817	$(225,549)	$(1,049)	$2,268,020

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income (loss)	$11,268	$12,521	$(4,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,214	24,505	7,456
Other amortization	97,755	47,146	13,422
Amortization of deferred financing costs and fair market value adjustments on notes payable	1,812	1,396	5,407
Loss on early extinguishment of debt	1,115	—	—
Minority interest in earnings (loss) of consolidated entities	501	220	(6)
Changes in assets and liabilities:
Increase in tenant receivables, net	(25,485)	(19,593)	(7,500)
Decrease (increase) in prepaid expenses and other assets	4,642	(4,609)	(1,810)
Increase in accounts payable and accrued expenses	7,460	6,450	9,907
Increase in due to affiliates	4,051	1,336	—
Increase in deferred income	751	6,979	408

Net cash provided by operating activities	151,084	76,351	22,722
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(663,351)	(1,248,296)	(907,589)
Proceeds from master leases	6,344	15,437	—
Acquisition fees paid	(16,097)	(25,253)	(12,069)
Deferred lease costs paid	(9,374)	(4,016)	—

Net cash used in investing activities	(682,478)	(1,262,128)	(919,658)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,491)	(3,650)	(6,382)
Proceeds from line of credit and notes payable	754,076	592,363	911,607
Repayments of line of credit and notes payable	(809,253)	(360,676)	(675,620)
Prepayment penalty on early extinguishment of debt	(5,734)	—	—
Contributions from minority interest partners	—	726	—
Distributions paid to minority interest partners	(135)	(227)	—
Issuance of common stock	859,961	1,194,594	790,270
Redemptions of common stock	(32,421)	(15,320)	(690)
Dividends paid to stockholders	(140,260)	(80,586)	(16,613)
Commissions on stock sales and related dealer-manager fees paid	(71,547)	(109,424)	(72,848)
Other offering costs paid	(11,054)	(17,547)	(12,069)

Net cash provided by financing activities	542,142	1,200,253	917,655
Net increase in cash and cash equivalents	10,748	14,476	20,719

Cash and cash equivalents, beginning of period	35,352	20,876	157

Cash and cash equivalents, end of period	$46,100	$35,352	$20,876

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, and 2004

1.	ORGANIZATION

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties throughout the United States, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II, all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s subsidiaries. See Note 9 for a discussion of the advisory services provided by Wells Capital.

As of December 31, 2006, Wells REIT II owned interests in 47 office properties, one industrial building, and one hotel, comprising approximately 14.5 million square feet of commercial office space located in 17 states and the District of Columbia. Forty-three of the properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2006, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan and registered under the initial public offering. As of December 31, 2006, Wells REIT II had raised gross offering proceeds of approximately $885.0 million from the sale of approximately 88.5 million shares under the follow-on offering.

As of December 31, 2006, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $2.9 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $56.9 million, selling commissions and dealer-manager fees of approximately $266.1 million, other organization and offering expenses of approximately $43.1 million, and common stock redemptions of approximately $54.8 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $2.4 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties.

Wells REIT II’s stock is not listed on a public securities exchange. However, Wells REIT II’s charter requires that, in the event that Wells REIT II’s stock is not listed on a national securities exchange by October 2015,

Wells REIT II must seek stockholder approval of either an extension or amendment of this listing deadline or to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells REIT II seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Wells REIT II's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT II, Wells OP II, and any variable interest entity (“VIE”) in which Wells REIT II or Wells OP II is deemed the primary beneficiary. With respect to entities that are not VIEs, Wells REIT II's consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or its subsidiaries owns a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries owns a controlling general partnership interest. In determining whether Wells REIT II or Wells OP II has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights and participatory rights of the investors.

Wells REIT II owns a 50% interest in an office tower, a full-service hotel, and a parking garage (collectively, the “Key Center Complex”) through its ownership in Key Center Properties LLC (“KCP LLC”), a joint venture between Wells REIT II and Key Center Properties Limited Partnership (“KCPLP”). Wells REIT II has a note receivable due from KCPLP for approximately $72.9 million, which approximates KCPLP’s minority interest in KCP LLC. Wells REIT II has concluded that KCP LLC and KCPLP are both VIEs in which Wells REIT II is the primary beneficiary. Accordingly, Wells REIT II has included the accounts of KCP LLC and KCPLP in the accompanying consolidated financial statements and eliminated the aforementioned note receivable and 50% minority interest in KCP LLC. The minority interest in KCPLP that is included in the accompanying consolidated balance sheets represents claims against specific, rather than general, assets and liabilities of KCPLP.

Wells REIT II owns interests in four real properties through its majority ownership in the following entities: Wells REIT II/Lincoln-Highland Landmark III, LLC, Nashoba View Ownership, LLC, and 2420 Lakemont Avenue, LLC (collectively, the “Joint Ventures”). Wells REIT II has concluded that each of the Joint Ventures should be consolidated and has, therefore, included the accounts of the consolidated Joint Ventures in the accompanying consolidated financial statements.

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

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $162,000 and $4,000 was capitalized during the years ended December 31, 2006 and 2005, respectively.

Wells REIT II’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Building improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, Wells REIT II decreases the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells REIT II has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II to date.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on Wells REIT II’s estimate of their fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

As of December 31, 2006 and 2005, Wells REIT II had gross above-market in-place leases of approximately $147.7 million and $122.8 million, respectively, and gross intangible absorption period costs of approximately $417.3 million and $310.7 million, respectively, which are recorded as intangible lease assets. As of December 31, 2006 and 2005, Wells REIT II had gross intangible lease origination costs of approximately $354.1 million and $253.9 million, respectively, which are included in deferred lease costs, and gross below-market in-place leases of approximately $103.0 million and $66.5 million, respectively, which are recorded as intangible lease liabilities.

During the years ended December 31, 2006, 2005, and 2004, Wells REIT II recognized amortization expense related to intangible lease origination and absorption period costs of approximately $84.1 million, $43.1 million, and $12.0 million, respectively. In addition, Wells REIT II recognized amortization of above-market and below-market in-place leases of approximately $12.8 million, $3.9 million, and $1.4 million for the years ended December 31, 2006, 2005, and 2004, respectively, as a net decrease to rental income.

The net intangible assets and liabilities as of December 31, 2006 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2007	$19,179	$56,122	$39,682	$9,812
2008	18,533	51,806	38,955	9,806
2009	17,302	45,999	37,466	9,759
2010	16,227	41,280	35,591	9,551
2011	14,246	35,558	31,764	9,194
Thereafter	36,105	106,560	118,754	44,221

	$121,592	$337,325	$302,212	$92,343

Weighted-Average Amortization Period	7 years	7 years	9 years	11 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT II adjusted the allowance for doubtful accounts by recording provisions for bad debts of approximately $813,000, $365,000, and $432,000 for the years ended December 31, 2006, 2005, and 2004, respectively, which is included in general and administrative expenses in the accompanying consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, earnest money paid in connection with future acquisitions and borrowings, other escrow accounts created in connection with the acquisition of real estate assets, notes receivable, deferred tax asset, prepaid taxes, insurance and operating costs, hotel inventory, and the fair value of an interest rate swap agreement. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2006, 2005, and 2004 of approximately $0.9 million, $1.4 million, and $5.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases, including intangible lease origination costs, and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT II recognized amortization of deferred lease costs of approximately $32.0 million, $16.2 million, and $4.7 million for the years ended December 31, 2006, 2005, and 2004, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

Investment in Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in bonds and corresponding obligations under capital leases. Wells REIT II records the bonds at net principal value and obligations under capital leases at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).

Line of Credit and Notes Payable

Certain mortgage notes included in line of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Wells REIT II adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Minority interest is adjusted for contributions, distributions and earnings (loss) attributable to the minority interest partners of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to partners in accordance with the terms of the respective partnership agreements. Earnings allocated to such minority interest partners are recorded as minority interest in (earnings) loss of consolidated entities in the accompanying consolidated statements of operations.

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

Common Stock

The par value of Wells REIT II’s issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

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

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells REIT II accounts for interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the fair value of all interest rate swap agreements are included in either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. The change in fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. All other changes in fair values of interest rate swap agreements are recorded as other income (expense) in the accompanying consolidated statements of operations. Net amounts received or paid under interest rate swap agreements are recorded as adjustments to interest expense as incurred.

Financial Instruments

Wells REIT II considers its cash and cash equivalents, accounts receivables, accounts payable, investment in bonds, obligations under capital leases, line of credit, and notes payable to meet the definition of financial instruments. As of December 31, 2006 and 2005, the carrying value of cash and cash equivalents, accounts receivables, accounts payable, investment in bonds, and obligations under capital leases approximated their fair value. As of December 31, 2006 and 2005, the estimated fair value of Wells REIT II’s line of credit and notes payable was approximately $769.2 million and $824.0 million, respectively.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Other rental income is recognized once the tenant has lost the right to lease the space and Wells REIT II has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. Wells REIT II received proceeds from master leases of $6.3 million, $15.4 million, and $0 during the years ended December 31, 2006, 2005, and 2004, respectively. In addition, as of December 31, 2006 and 2005, approximately $0 and $0.6 million, respectively, of master lease proceeds were held in escrow, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

Wells REIT II owns an interest in a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Stock-based Compensation

SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123-R”), which replaces SFAS No. 123, Accounting and Disclosure for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, became effective on January 1, 2006 and applies to all transactions involving the issuance of equity securities, including, among others, common stock and stock options, in exchange for goods and services. Pursuant to SFAS 123-R, Wells REIT II recognizes the fair values of all stock options granted to directors or employees over the respective weighted-average vesting periods. To date, the options granted by Wells REIT II have not had significant values.

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

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

On October 4, 2005, Wells REIT II created Wells TRS II, LLC (“Wells TRS”), a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. In accordance with SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and evaluating the financial statement impact of SFAS 157 on its consolidated financial statements and accompanying notes.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for Wells REIT II beginning December 31, 2006. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements or accompanying notes.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN 48 will be effective for Wells REIT II beginning January 1, 2007. Wells REIT II is in the process of evaluating the impact of FIN 48 on its consolidated financial statements and accompanying notes.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS 154 requires retrospective application to prior periods’ unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 was effective for Wells REIT II beginning January 1, 2006 and has not had an impact on its consolidated financial statements or accompanying notes.

3.	REAL ESTATE ACQUISITIONS

As of December 31, 2006, Wells REIT II owned interests in 49 properties with aggregate purchase prices of approximately $3.1 billion. These interests were obtained through the acquisition of 18 properties during the year ended December 31, 2004 for an aggregate purchase price of approximately $1.0 billion, exclusive of closing costs and acquisition fees, the acquisition of 21 properties during the year ended December 31, 2005 for an aggregate purchase price of approximately $1.5 billion, exclusive of closing costs and acquisition fees, and the acquisition of the following 10 properties during the year ended December 31, 2006 (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
LakePointe 3(2)	April 7, 2006	Charlotte, NC	111,000	$9,958
One SanTan	April 18, 2006	Chandler, AZ	134,000	32,113
Two SanTan	April 18, 2006	Chandler, AZ	134,000	27,091
263 Shuman Boulevard	July 20, 2006	Naperville, IL	354,000	55,318
11950 Corporate Boulevard	August 9, 2006	Orlando, FL	227,000	44,000
Edgewater Corporate Center	September 6, 2006	Lancaster, SC	180,000	35,502
4300 Centreway Place	September 19, 2006	Arlington, TX	139,000	19,250
80 Park Plaza	September 21, 2006	Newark, NJ	1,000,000	147,500
International Financial Tower	October 31, 2006	Jersey City, NJ	630,000	193,600
Sterling Commerce	December 21, 2006	Irving, TX	309,000	62,000

Total			3,218,000	$626,332

(1)	Purchase prices are presented exclusive of closing costs and acquisition fees.
(2)	Land was purchased in December 2005; however, construction of the building was completed in April 2006.

4.	LINE OF CREDIT AND NOTES PAYABLE

The following table summarizes the terms of Wells REIT II’s indebtedness outstanding as of December 31, 2006 and 2005 (in thousands):

	Rate		Term Debt or Interest Only		Maturity	Amount Outstanding as of December 31,
Facility						2006	2005
Line of credit	6.30% - $86.0 million 6.32% - $40.0 million		Interest Only		5/9/2008	$126,000	$214,000
100 East Pratt Street Building mortgage note	5.08%		Interest Only		6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%		Interest Only		12/1/2014	90,000	90,000
5 Houston Center Building mortgage note	5.00%		Interest Only		10/1/2008	90,000	90,000
Manhattan Towers Building mortgage note	5.65%		Interest Only		1/6/2017	75,000	—
One West Fourth Street Building mortgage note	5.80%		Term Debt		12/10/2018	48,414	49,662
80 Park Plaza Building mortgage note	LIBOR + 130bp	(1)	Interest Only	(2)	9/21/2016	46,667	—
800 North Frederick Building mortgage note	4.62%		Interest Only		11/11/2011	46,400	46,400
SanTan Corporate Center mortgage note	5.83%		Interest Only		10/11/2016	39,000	—
Highland Landmark Building mortgage note	4.81%		Interest Only		1/10/2012	30,840	30,840
9 Technology Drive Building mortgage note	4.31%		Interest Only		2/1/2008	23,800	23,800
One and Four Robbins Road Buildings mortgage note	5.07%		Interest Only		9/5/2010	23,000	23,000
LakePointe 3 construction loan	LIBOR + 100bp	(3)	Interest Only		12/31/2007	17,027	6,476
Key Center Complex mortgage notes	5.43%		Interest Only		4/16/2012 & 11/30/2012	13,375	12,571
University Circle Buildings mortgage note	6.04%		Term Debt		1/1/2011	—	122,932
Finley Road and Opus Place Buildings mortgage note	3.74%		Interest Only		2/4/2006	—	17,721

Total indebtedness						$774,523	$832,402

(1)

Wells REIT II is party to an interest rate swap agreement, which generally fixes its interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum, and terminates on September 21, 2016.

(2)	Principal and interest accrue over the term of the note and become payable at maturity. Interest compounds monthly.
(3)

The LakePointe 3 construction loan represents a construction loan to fund up to $17.1 million of the costs to build an office building in Charlotte, North Carolina. Wells REIT II was party to an interest rate swap agreement, which generally fixed its interest rate on the LakePointe 3 construction loan at 4.84% per annum, and terminated on February 2, 2007.

The line of credit represents a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). Wells REIT II can borrow up to 50% of the unencumbered asset value, or the aggregate value of a subset of lender-approved properties. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved properties owned for four consecutive fiscal quarters divided by 8.25%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended four fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved subset (the “borrowing capacity”). As of December 31, 2006, Wells REIT II had a remaining borrowing capacity of up to approximately $231.5 million under the Wachovia Line of Credit.

The Wachovia Line of Credit contains borrowing arrangements that include interest costs based on, at the option of Wells REIT II, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day or the Federal Funds Rate for such day plus 50 basis points. Under the terms of the Wachovia Line of Credit, accrued interest shall be payable in arrears on the first day of each calendar month. In addition, unused fees are assessed on a quarterly basis at a rate of 0.125% or 0.175% per annum of the amount by which the facility exceeds outstanding borrowings plus letters of credit. The maturity date of May 9, 2008 may be extended to May 9, 2009 if Wells REIT II seeks an extension and meets the related conditions set forth in the agreement. Wells REIT II can repay the Wachovia Line of Credit at any time without premium or penalty. The interest rate as of December 31, 2006 was 6.30% on $86.0 million of the outstanding balance and 6.32% on the remaining $40.0 million. The interest rate as of December 31, 2005 was 5.23% on $134.0 million of the outstanding balance and 5.31% on the remaining $80.0 million.

As of December 31, 2006 and 2005, Wells REIT II’s weighted-average interest rate on its line of credit and notes payable was approximately 5.43% and 5.21%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $36.3 million, $16.7 million, and $8.1 million during the years ended December 31, 2006, 2005, and 2004, respectively. These interest payments exclude a $5.7 million prepayment penalty paid in 2006 related to the University Circle Buildings mortgage note, which is recorded as a component of the loss on early extinguishment of debt in the accompanying consolidated statements of operations.

The following table summarizes the aggregate maturities of Wells REIT II’s indebtedness as of December 31, 2006 (in thousands):

2007	$17,796
2008	240,663
2009	962
2010	24,067
2011	47,578
Thereafter	443,457

Total	$774,523

5.	COMMITMENTS AND CONTINGENCIES

Property Under Contract

On December 27, 2006, Wells REIT II entered into an agreement to acquire an 8-story office building containing approximately 539,000 rentable square feet located on an approximate 28.2-acre tract of land at 26 Century Boulevard in Nashville, Tennessee (the “One Century Place Building”) for a total contract price of $72.0 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of $750,000 to an escrow agent, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. On January 4, 2007, Wells REIT II closed on the acquisition of the One Century Place Building.

Obligations Under Operating Leases

Wells REIT II owns one property that is subject to a ground lease with an expiration date of December 31, 2058. As of December 31, 2006, the remaining required payments under the terms of this ground lease are as follows (in thousands):

2007	$60
2008	60
2009	60
2010	60
2011	60
Thereafter	2,820

Total	$3,120

Obligations Under Capital Leases

Certain properties are subject to ground leases, which meet the qualifications of a capital lease. Each of such obligations require payments equal to the amounts of principal and interest receivable of related investments in bonds, which mature in 2012. The required payments under the terms of the leases are as follows as of December 31, 2006 (in thousands):

2007	$4,680
2008	4,680
2009	4,680
2010	4,680
2011	4,680
Thereafter	81,300

104,700
Amounts representing interest	(26,700)

Total	$78,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2006, no tenants have exercised such options that had not been materially satisfied.

Litigation

Wells REIT II is from time to time a party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II. Wells REIT II is not aware of any such legal proceedings contemplated by governmental authorities.

6.	STOCKHOLDERS’ EQUITY

Stock Option Plan

Wells REIT II maintains a stock option plan that provides for grants of “non-qualified” stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”)

(the “Stock Option Plan”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2006, no stock options have been granted under the plan.

Under the Stock Option Plan, the exercise price per share for the options must be the greater of (1) $11.00 or (2) the fair market value (as defined in the Stock Option Plan) on the date the option is granted. The conflicts committee of Wells REIT II’s board of directors, upon recommendation and consultation with Wells Capital, may grant options under the plan. The conflicts committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price, or other terms of the Stock Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Stock Option Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an option holder in any manner other than by will or the laws of descent or distribution.

Independent Director Stock Option Plan

Wells REIT II maintains an independent director stock option plan that provides for grants of stock to be made to independent directors of Wells REIT II (the “Director Plan”). A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan.

Under the Director Plan, options to purchase 2,500 shares of common stock at $12.00 per share are granted upon initially becoming an independent director of Wells REIT II. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director will be granted options to purchase 1,000 additional shares of common stock at the greater of (1) $12.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2006, 2005, and 2004 follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2003	—	—	—
Granted	28,000	$12

Outstanding as of December 31, 2004	28,000	$12	4,000
Granted	8,000	$12

Outstanding as of December 31, 2005	36,000	$12	8,000
Granted	7,000	$12
Terminated(1)	(3,000)	$12

Outstanding as of December 31, 2006	40,000	$12	19,000

(1)

One of Wells REIT II’s independent directors passed away in 2006, prior to the date of the annual meeting. Of the 4,500 options granted to this director, 1,500 options are exercisable by his estate for a period of one year following his death. The remaining 3,000 shares were terminated and are available for future issuance under the plan.

Wells REIT II implemented SFAS 123-R using the modified prospective transition method, under which compensation expense is required to be recognized over the remaining requisite service period for the estimated fair values of (i) the unvested portion of previously issued awards that remain outstanding as of January 1, 2006 and (ii) any awards issued, modified, repurchased, or cancelled after January 1, 2006. Based on the following assumptions, the fair value of options granted under the Independent Director Plan in 2006, 2005, and 2004 is insignificant. Wells REIT II estimated the fair value of such options using the Black-Scholes-Merton model with the following assumptions:

	2006	2005	2004
Risk-free rate	4.61%	3.81%	3.88%
Projected future dividend yield	6.00%	6.00%	6.00%
Expected life of the options	6 years	6 years	6 years
Volatility	0.161	0.168	0.212

As none of the options described above have been exercised, Wells REIT II does not have relevant historical data on which to base an estimate of the expected life of the independent director options. The expected life of such options has been estimated to equal one-half of the sum of the contractual term (10 years), plus the weighted-average vesting period (2 years). As Wells REIT II’s common stock is not publicly traded, Wells REIT II does not have relevant historical data on which to base an estimate of volatility in the value of such options. The volatility of such options has been estimated to equal the average fluctuations in historical stock prices of publicly traded companies that are otherwise similar to Wells REIT II. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2006 was approximately seven years.

Dividend Reinvestment Plan

Wells REIT II maintains the Dividend Reinvestment Plan (“DRP”) that allows common stockholders to elect to reinvest an amount equal to the dividends declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash dividends. Under the DRP, shares may be purchased by participating stockholders at the higher of $9.55 per share or 95% of the estimated per-share value, as estimated by Wells Capital or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT II’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days’ written notice to participants.

Share Redemption Program

Wells REIT II maintains a Share Redemption Program (“SRP”), amended effective September 9, 2006, for stockholders who hold their shares for more than one year, subject to certain limitations. The SRP provides that for Ordinary Redemptions (those that do not occur within two years of death or “qualifying disability,” as defined in the SRP), the initial price at which Wells REIT II may repurchase a share of common stock is $9.10 per share, or 91% of the price paid for those shares sold for less than $10.00 per share. This redemption price is expected to remain fixed until three years after Wells REIT II completes its offering stage. Wells REIT II will view its offering stage as complete upon the termination of its first public equity offering that is followed by a one-year period during which it does not engage in another public equity offering (other than secondary offerings or offerings related to a DRP, employee benefit plan, or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price for Ordinary Redemptions would equal 95% of the per-share value of Wells REIT II as estimated by Wells Capital or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of the estimated per-share value of Wells REIT II.

The limits on Wells REIT II’s ability to redeem shares under the amended program are set forth below:

•	Wells REIT II will not make an Ordinary Redemption until one year after the issuance of the share to be redeemed.

•

Wells REIT II will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under Wells REIT II’s DRP during such period.

•	Wells REIT II will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from Wells REIT II’s DRP during the calendar year or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

Although there is no limit under the SRP on the number of shares Wells REIT II may redeem upon the death of stockholders, Wells REIT II is under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above.

The board of directors may amend, suspend, or terminate the SRP at any time with 30 days’ notice. Approximately 3.8 million and 1.6 million shares were redeemed under the SRP, during the years ended December 31, 2006 and 2005, respectively.

7.	OPERATING LEASES

Wells REIT II’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells REIT II retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, however generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Wells REIT II’s tenants are generally of “investment-grade” quality and there are no significant concentrations of credit risk within any particular tenant. Tenants in the legal services and depository institution industries each comprise 15% of Wells REIT II’s 2006 annualized gross base rent. Wells REIT II’s properties are located in 17 states and the District of Columbia. As of December 31, 2006, approximately 13%, 11%, and 10% of Wells REIT II’s office and industrial properties are located in Northern New Jersey, metropolitan Cleveland, and metropolitan Atlanta, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2006 is as follows (in thousands):

2007	$265,003
2008	262,710
2009	260,624
2010	251,688
2011	224,507
Thereafter	942,506

Total	$2,207,038

8.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Investment in real estate funded with other assets	$3,521	$345	$—

Acquisition fees applied to real estate assets	$17,199	$24,074	$15,646

Other assets assumed upon acquisition of properties	$—	$9,378	$—

Assumption of bonds and related obligations under capital leases upon acquisition of properties	$—	$—	$78,000

Notes payable assumed upon acquisition of properties	$—	$225,932	$115,485

Proceeds from note payable placed in escrow	$1,644	$23,912	$—

Fair market value adjustments to increase (decrease) notes payable upon acquisition of properties	$—	$366	$(967)

Other liabilities assumed upon acquisition of properties	$964	$12,622	$3,822

Accrued capital expenditures and deferred lease costs	$8,518	$4,562	$4,148

Accrued redemptions of common stock	$3,853	$—	$—

Loss on interest rate swap	$1,049	$—	$—

Acquisition fees due to affiliate	$3,499	$2,397	$3,759

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,052	$84	$651

Other offering costs due to affiliate	$2,383	$2,747	$3,759

Dividends payable	$7,317	$5,142	$1,964

Contributions from minority interest partners	$—	$793	$1,112

Discounts applied to issuance of common stock	$5,299	$4,160	$1,742

9.	RELATED-PARTY TRANSACTIONS

Advisory Agreement

Wells REIT II and Wells Capital are party to an advisory agreement (the “Advisory Agreement”) under which Wells Capital receives the following fees and reimbursements:

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of December 31, 2006, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $11.4 million related to the follow-on offering, which represents approximately 1.6% and 1.3% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

Wells REIT II is party to a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers. Effective beginning in the fourth quarter of 2005, Wells REIT II no longer pays commissions on shares issued under the DRP.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be reallowed by WIS to participating broker dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP.

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management are party to a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Years Ended December 31,
	2006	2005	2004
Commissions(1) (2)	$56,183	$83,048	$55,441
Dealer-manager fees(1)	21,631	29,969	19,800
Asset management fees	19,952	10,417	3,032
Acquisition fees(3)	17,199	23,892	15,828
Other offering costs(1)	10,690	16,535	15,828
Administrative reimbursements	5,993	3,831	1,247
Property management fees	669	222	66
Construction fees	150	—	—

Total	$132,467	$167,914	$111,242

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were re-allowed to participating broker dealers during 2006, 2005, and 2004.
(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor proceeds.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the years ended December 31, 2006, 2005, and 2004.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2006 and 2005 (in thousands):

	December 31,
	2006	2005
Asset and property management fees due to Wells Capital	$5,457	$2,086
Acquisition fees due to Wells Capital	3,499	2,397
Other offering cost reimbursements due to Wells Capital	2,383	2,747
Other administrative reimbursements due to Wells Capital and/or Wells Management	1,586	906
Commissions and dealer-manager fees due to WIS	1,052	84

Total	$13,977	$8,220

Economic Dependency

Wells REIT II has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. As a result of these relationships, Wells REIT II is dependent upon Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of December 31, 2006, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

10.	INCOME TAXES

Wells REIT II’s income tax basis net income for the years ended December 31, 2006, 2005, and 2004 (in thousands) follows:

	2006	2005	2004
GAAP basis financial statement net income (loss)	$11,268	$12,521	$(4,562)
Increase (decrease) in net loss resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	67,162	35,541	9,791
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(16,671)	(9,987)	(3,290)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	6,914	3,602	1,394
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	569	338	402
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	6,945	1,361	144

Income tax basis net income, prior to dividends paid deduction	$76,187	$43,376	$3,879

As of December 31, 2006, the tax basis carrying value of Wells REIT II’s total assets was approximately $3.23 billion. For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2006	2005	2004
Ordinary income	54%	55%	25%
Capital gains	—	—	—
Return of capital	46%	45%	75%

Total	100%	100%	100%

As of December 31, 2006, Wells TRS had net operating loss carryforwards of approximately $1.0 million, which will begin to expire, if not utilized, in 2025. Accordingly, Wells REIT II recorded a deferred tax asset and recognized the related tax benefit in the accompanying consolidated balance sheets and statements of operations, respectively. The income tax benefit reported in the accompanying consolidated statements of operations relates entirely to the operations of Wells TRS and consists of the following (in thousands):

	Years Ended December 31,
	2006	2005
Federal	$322	$36
State	66	5

Total	$388	$41

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells REIT II’s effective tax rate for the year ended December 31, 2006 and 2005 is as follows:

	Years Ended December 31,
	2006	2005
Federal statutory income tax rate	34.00%	34.00%
State income taxes, net of federal benefit	6.93%	4.62%

Effective tax rate	40.93%	38.62%

Components of the deferred tax asset and deferred tax liability as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005
Deferred tax asset:
Net operating loss carryforward	$429	$41

	$429	$41

Deferred tax liability	$—	$—

Net deferred tax asset	$429	$41

The deferred tax asset is included in prepaid and other assets in the accompanying consolidated balance sheets and is considered a current asset.

11.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands), except per-share data:

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$73,568	$79,005	$80,160	$94,983
Net income (loss)	$(881)	$4,086	$2,637	$5,426
Basic and diluted net income per share	$0.00	$0.02	$0.01	$0.02
Dividends per share	$0.15	$0.15	$0.15	$0.15

	2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$30,245	$35,781	$44,333	$54,095
Net income	$810	$1,429	$5,246	$5,036
Basic and diluted net income per share(1)	$0.01	$0.01	$0.03	$0.03
Dividends per share	$0.15	$0.15	$0.15	$0.15

(1)

The total of the four quarterly amounts for the year ended December 31, 2005 does not equal the total for the year then ended. These differences result from the increase in weighted-average shares outstanding over the year.

12.	SUBSEQUENT EVENT

Sale of Shares of Common Stock

From January 1, 2007 through February 28, 2007, Wells REIT II raised approximately $145.4 million through the issuance of approximately 14.5 million shares of common stock under its follow-on offering. As of February 28, 2007, approximately 204.1 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s DRP.

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2006

(in thousands)

					Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2006			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	$1,766	$6,241	$30,530	$36,771	$5,245	1980	02/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100%	18,000	(a)	600	13,225	13,825	5,797	618	19,004	19,622	1,838	2003	03/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	444	4,502	13,058	17,560	1,557	2000	03/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	75,000		11,200	72,467	83,667	2,859	11,459	75,067	86,526	9,621	1985	04/02/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	23,800		5,570	38,218	43,788	497	5,627	38,658	44,285	5,233	1987	05/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,883	11,050	64,230	75,280	10,013	1982	06/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(b)	5,846	66,681	72,527	1,090	5,934	67,683	73,617	6,934	2003	06/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	327	26,806	76,038	102,844	9,930	2001	06/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	48,414		2,711	69,383	72,094	354	2,721	69,727	72,448	5,876	2002	07/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	630	7,015	35,115	42,130	2,386	1999	08/04/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	328	3,625	17,502	21,127	1,198	1988	08/04/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	445	7,485	60,971	68,456	4,647	1985	09/20/2004	0 to 40 years
4100-4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	2,618	1996	09/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	524	8,546	44,671	53,217	3,976	1998	09/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	(1,011)	8,799	31,177	39,976	6,872	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	22,925	43,589	66,514	4,237	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	755	2,558	35,737	38,295	4,624	2001	11/01/2004	0 to 40 years
HIGHLAND LANDMARK III (c)	Downers Grove, IL	95%	30,840		3,028	47,454	50,482	67	3,054	47,495	50,549	8,095	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	381	4,501	48,338	52,839	6,128	2001	03/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	1,596	1997	03/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	151	522	8,830	9,352	546	2001	03/17/2005	0 to 40 years
5995 OPUS DRIVE	Minnetonka, MN	100%	None		2,693	14,670	17,363	2,516	2,737	17,142	19,879	2,268	1988	04/05/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	None		3,452	17,456	20,908	3,240	3,472	20,676	24,148	1,579	1988	04/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000		31,234	140,217	171,451	21,969	31,777	161,643	193,420	10,748	1975/1991	05/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None		2,822	22,910	25,732	406	2,822	23,316	26,138	2,250	1998	06/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None		5,626	38,254	43,880	62	5,629	38,313	43,942	2,973	1955	07/06/2005	0 to 40 years
ONE ROBBINS ROAD (d)	Westford, MA	99%	12,556		5,391	33,788	39,179	—	5,391	33,788	39,179	1,617	1981	08/18/2005	0 to 40 years
FOUR ROBBINS ROAD (d)	Westford, MA	99%	10,444		2,950	32,544	35,494	—	2,950	32,544	35,494	2,395	2001	08/18/2005	0 to 40 years
BALDWIN POINT (e)	Orlando, FL	97%	None		2,920	19,794	22,714	1,342	2,921	21,135	24,056	1,172	2005	08/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,722	107,730	116,452	1,277	8,803	108,926	117,729	8,356	2001	09/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	8,958	10,134	102,580	112,714	4,481	2002	09/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	1,221	8,818	77,976	86,794	3,136	2003	09/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	182	2,680	42,451	45,131	4,443	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	90,000		8,186	147,653	155,839	848	8,188	148,499	156,687	9,948	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER (f)	Cleveland, OH	50%	7,685	(g)	7,269	244,424	251,693	3,102	7,454	247,341	254,795	11,765	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT (f)	Cleveland, OH	50%	5,690		3,473	34,458	37,931	1,406	3,629	35,708	39,337	1,534	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None		1,381	21,855	23,236	694	1,412	22,518	23,930	1,229	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None		5,150	41,372	46,522	1,158	5,268	42,412	47,680	3,582	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None		2,150	14,930	17,080	320	2,199	15,201	17,400	1,208	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	17,027		2,488	5,483	7,971	7,425	2,488	12,908	15,396	391	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000		4,871	24,669	29,540	(1,376)	4,948	23,216	28,164	585	2000	04/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000		3,174	21,613	24,787	937	3,245	22,479	25,724	943	2003	04/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	None		7,142	41,535	48,677	5,865	7,233	47,309	54,542	988	1986	07/20/2006	0 to 40 years

S-1

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2006

(in thousands)

				Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2006			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None	3,519	38,332	41,851	809	3,581	39,079	42,660	773	2001	08/09/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None	1,409	28,393	29,802	682	1,432	29,052	30,484	372	2006	09/06/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None	2,539	13,919	16,458	137	2,557	14,038	16,595	244	1998	09/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	46,667	31,766	109,952	141,718	2,152	32,221	111,649	143,870	1,749	1979	09/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None	29,061	141,544	170,605	660	29,159	142,106	171,265	1,371	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None	8,639	43,980	52,619	259	8,638	44,240	52,878	52	1999	12/21/2006	0 to 40 years

Total—100% REIT II Properties				$366,346	$2,486,477	$2,852,823	$85,330	$370,971	$2,567,182	$2,938,153	$185,322

(a)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.
(b)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.
(c)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(d)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(e)	Wells REIT II acquired an approximate 97.3% interest in the Baldwin Point Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(f)	Wells REIT II acquired an approximate 50.0% interest in the Key Center Tower and Key Center Marriott Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(g)	Property is owned subject to a long-term ground lease.
(h)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years and Buildings are depreciated over 40 years.

S-2

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2006

(in thousands)

	2006	2005	2004
Real Estate:
Balance at the beginning of the year	$2,338,326	$955,399	$—
Additions to/improvements of real estate	608,930	1,382,927	955,399
Write-offs of intangible assets (1)	(3,145)	—	—
Write-offs of fully depreciated/amortized assets	(5,958)	—	—

Balance at the end of the year	$2,938,153	$2,338,326	$955,399

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$75,499	$16,909	$—
Depreciation and amortization expense	116,306	58,590	16,909
Write-offs of intangible assets (1)	(525)	—	—
Write-offs of fully depreciated/amortized assets	(5,958)	—	—

Balance at the end of the year	$185,322	$75,499	$16,909

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-3