Form 10-Q
period 2007-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2007-05-10
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2007

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

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2007: 311,851,504 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006. Wells REIT II’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) March 31, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$384,308	$370,971
Buildings and improvements, less accumulated depreciation of $93,198 and $79,175 as of March 31, 2007 and December 31, 2006, respectively	1,973,865	1,922,523
Intangible lease assets, less accumulated amortization of $123,519 and $106,147 as of March 31, 2007 and December 31, 2006, respectively	463,285	458,917
Construction in progress	873	420

Total real estate assets	2,822,331	2,752,831

Cash and cash equivalents	43,624	46,100
Tenant receivables, net of allowance for doubtful accounts of $1,605 and $1,548 as of March 31, 2007 and December 31, 2006, respectively	60,148	53,372
Prepaid expenses and other assets	36,099	35,554
Deferred financing costs, less accumulated amortization of $1,834 and $1,535 as of March 31, 2007 and December 31, 2006, respectively	2,861	3,184
Deferred lease costs, less accumulated amortization of $62,638 and $52,906 as of March 31, 2007 and December 31, 2006, respectively	314,243	319,184
Investment in bonds	78,000	78,000

Total assets	$3,357,306	$3,288,225

Liabilities:
Line of credit and notes payable	$690,212	$774,523
Accounts payable, accrued expenses, and accrued capital expenditures	35,780	41,817
Due to affiliates	3,662	13,977
Dividends payable	7,924	7,317
Deferred income	12,309	9,138
Intangible lease liabilities, less accumulated amortization of $12,777 and $10,638 as of March 31, 2007 and December 31, 2006, respectively	89,895	92,343
Obligations under capital leases	78,000	78,000

Total liabilities	917,782	1,017,115

Commitments and Contingencies	—	—

Minority Interest	3,094	3,090

Redeemable Common Stock	12,563	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 304,020,721 and 280,119,233 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	3,040	2,801
Additional paid-in capital	2,706,767	2,491,817
Cumulative distributions in excess of earnings	(272,257)	(225,549)
Redeemable common stock	(12,563)	—
Other comprehensive loss	(1,120)	(1,049)

Total stockholders’ equity	2,423,867	2,268,020

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$3,357,306	$3,288,225

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$73,577	$56,285
Tenant reimbursements	20,291	12,914
Hotel income	4,554	4,369

	98,422	73,568

Expenses:
Property operating costs	30,638	21,500
Hotel operating costs	4,027	3,787
Asset and property management fees:
Related-party	6,222	4,708
Other	1,411	1,147
Depreciation	14,194	10,678
Amortization	30,905	19,470
General and administrative	3,491	2,918

	90,888	64,208

Real estate operating income	7,534	9,360

Other income (expense):
Interest expense	(11,722)	(11,172)
Loss on early extinguishment of debt	—	(1,115)
Interest and other income	1,604	1,756

	(10,118)	(10,531)

Loss before minority interest and income tax (expense) benefit	(2,584)	(1,171)

Minority interest in (earnings) loss of consolidated entities	(8)	29

Loss before income tax (expense) benefit	(2,592)	(1,142)

Income tax (expense) benefit	(18)	261

Net loss	$(2,610)	$(881)

Net loss per-share—basic and diluted	$(0.01)	$0.00

Weighted-average common shares outstanding—basic and diluted	291,017	206,104

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	197,403	$1,974	$1,752,162	$(94,382)	$—	$—	$1,659,754

Issuance of common stock	86,526	865	864,395	—	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	—	(36,274)
Dividends ($0.60 per share)	—	—	—	(142,435)	—	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	—	11,268
Loss on interest rate swap	—	—	—	—	—	(1,049)	(1,049)

Comprehensive income	—	—	—	—	—	—	10,219

Balance, December 31, 2006	280,119	2,801	2,491,817	(225,549)	—	(1,049)	2,268,020

Adjustment resulting from the adoption of FIN 48 (Note 2)	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610

Issuance of common stock	25,152	252	251,275	—	—	—	251,527
Redemptions of common stock	(1,250)	(13)	(11,840)	—	—	—	(11,853)
Redeemable common stock	—	—	—	—	(12,563)	—	(12,563)
Dividends ($0.15 per share)	—	—	—	(43,688)	—	—	(43,688)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(22,561)	—	—	—	(22,561)
Other offering costs	—	—	(1,924)	—	—	—	(1,924)
Components of comprehensive loss:
Net loss	—	—	—	(2,610)	—	—	(2,610)
Loss on interest rate swap	—	—	—	—	—	(71)	(71)

Comprehensive loss	—	—	—	—	—	—	(2,681)

Balance, March 31, 2007	304,021	$3,040	$2,706,767	$(272,257)	$(12,563)	$(1,120)	$2,423,867

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(2,610)	$(881)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,194	10,678
Other amortization	35,531	22,356
Non-cash interest expense	1,272	487
Loss on early extinguishment of debt	—	1,115
Minority interest in earnings (loss) of consolidated entities	8	(29)
Changes in assets and liabilities:
Increase in tenant receivables, net	(6,776)	(4,675)
(Increase) decrease in prepaid expenses and other assets	(4,455)	2,644
Increase in accounts payable and accrued expenses	2,552	5,587
Decrease in due to affiliates	(5,808)	(857)
Increase in deferred income	3,171	1,529

Net cash provided by operating activities	37,079	37,954

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(117,014)	(12,332)
Proceeds from master leases	176	174
Acquisition fees paid	(7,940)	(6,197)
Deferred lease costs paid	(1,097)	(1,572)

Net cash used in investing activities	(125,875)	(19,927)

Cash Flows from Financing Activities:
Deferred financing costs paid	—	(28)
Proceeds from line of credit and notes payable	73,602	128,130
Repayments of line of credit and notes payable	(158,886)	(278,810)
Prepayment penalty on early extinguishment of debt	—	(5,734)
Distributions paid to minority interest partners	(4)	(49)
Issuance of common stock	249,834	204,088
Redemptions of common stock	(10,789)	(6,249)
Dividends paid to stockholders	(43,081)	(30,413)
Commissions on stock sales and related dealer-manager fees paid	(20,725)	(16,664)
Other offering costs paid	(3,631)	(5,118)

Net cash provided by (used in) financing activities	86,320	(10,847)

Net (decrease) increase in cash and cash equivalents	(2,476)	7,180
Cash and cash equivalents, beginning of period	46,100	35,352

Cash and cash equivalents, end of period	$43,624	$42,532

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

As of March 31, 2007, Wells REIT II owned interests in 49 office properties, one industrial building, and one hotel, comprising approximately 15.2 million square feet of commercial space located in 18 states and the District of Columbia. Forty-five of the properties are wholly owned and six are owned through consolidated joint ventures. As of March 31, 2007, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan and registered under the initial public offering. As of March 31, 2007, Wells REIT II had raised gross offering proceeds of approximately $1.1 billion from the sale of approximately 113.7 million shares under the follow-on offering.

As of March 31, 2007, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $3.1 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $61.9 million, selling commissions and dealer-manager fees of approximately $288.6 million, other organization and offering expenses of approximately $45.0 million, and common stock redemptions of approximately $67.3 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $2.6 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties.

Wells REIT II’s stock is not listed on a public securities exchange. However, Wells REIT II’s charter requires that in the event Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. In the event that Wells REIT II seeks stockholder approval for an extension or amendment to this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and a variable interest entity in which Wells REIT II is the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006.

Redeemable Common Stock

As of March 31, 2007, Wells REIT II’s share redemption program provided that “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) and those sought upon qualifying disability during any calendar year are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. Although Wells REIT II is under no obligation to redeem any shares to the extent that total redemptions would exceed the foregoing limit, the board of directors of Wells REIT II has reserved the right to redeem additional shares upon the death of stockholders.

As the use of proceeds raised in the current calendar year from the dividend reinvestment plan is outside the control of Wells REIT II, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded during the current calendar year, as redeemable common stock in the accompanying consolidated financial statements as of March 31, 2007.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from mezzanine equity to a liability at settlement value. As of March 31, 2007 and December 31, 2006, shares tendered for redemption and not yet redeemed of approximately $4.9 million and $3.9 million, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Wells TRS II, LLC (“Wells TRS”), is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company, which owns, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying statements of operations. Upon adopting FIN 48 effective January 1, 2007, Wells REIT II wrote-off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of cumulative distributions in excess of earnings. During the three months ended March 31, 2007, Wells REIT II recorded an additional liability for unrecognized tax benefits of approximately $18,000 as income tax expense. Wells REIT II does not currently anticipate the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007. As of March 31, 2007, returns for the calendar years 2002 through 2006 remain subject to examination by U.S. and various state tax jurisdictions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. SFAS 157 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and evaluating the financial impact of SFAS 157 on its consolidated financial statements.

3.	Real Estate Acquisitions

Summary

As of March 31, 2007, Wells REIT II owned interests in 51 properties as a result of acquiring the 2 properties described below during the first quarter of 2007, acquiring 9 properties and completing construction of the LakePointe 3 building during the year ended December 31, 2006, and acquiring 39 properties in prior periods.

One Century Place Building

On January 4, 2007, Wells REIT II purchased an eight-story office building containing approximately 539,000 rentable square feet (the “One Century Place Building”) located on an approximate 28.2-acre parcel of land at 26 Century Place Boulevard in Nashville, Tennessee, for a purchase price of approximately $72.0 million, exclusive of closing costs.

120 Eagle Rock Building

On March 27, 2007, Wells REIT II purchased a three-story office building containing approximately 178,000 rentable square feet (the “120 Eagle Rock Building”) located on an approximate 15.2-acre parcel of land at 120 Eagle Rock Avenue in East Hanover, New Jersey, for a purchase price of approximately $34.5 million, exclusive of closing costs.

4.	Line of Credit and Notes Payable

As of March 31, 2007 and December 31, 2006, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2007	December 31, 2006
100 East Pratt Street Building mortgage note	$105,000	$105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
One West Fourth Street Building mortgage note	48,029	48,414
80 Park Plaza Building mortgage note	47,438	46,667
800 North Frederick Building mortgage note	46,400	46,400
Line of credit	40,000	126,000
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	31,942	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
LakePointe 3 construction loan	17,027	17,027
Key Center Complex mortgage notes	13,576	13,375

Total indebtedness	$690,212	$774,523

Wells REIT II made interest payments, including amounts capitalized, of approximately $10.0 million and $9.3 million during the three months ended March 31, 2007 and 2006, respectively. In addition, Wells REIT II paid a $5.7 million penalty in January 2006 related to repaying the University Circle Buildings mortgage note, which is included in loss on early extinguishment of debt in the accompanying consolidated statement of operations.

Wells REIT II has a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. As of March 31, 2007, Wells REIT II had remaining borrowing capacity of up to approximately $334.7 million under the Wachovia Line of Credit.

5.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2007, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Investment in real estate funded with other assets	$750	$—

Acquisition fees applied to real estate assets	$4,997	$4,007

Liabilities assumed upon acquisition of properties	$282	$—

Accrued capital expenditures and deferred lease costs	$34	$6,328

Accrued redemptions of common stock	$4,917	$—

Loss on interest rate swap	$71	$—

Acquisition fees due to affiliate	$556	$320

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,195	$832

Other offering costs due to affiliate	$676	$797

Dividends payable	$7,924	$5,652

Discounts applied to issuance of common stock	$1,693	$1,132

Redeemable common stock	$12,563	$11,196

7.	Related-Party Transactions and Agreements

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of March 31, 2007, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $13.3 million related to the follow-on offering, which represents approximately 1.6% and 1.2% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

Wells REIT II is party to a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which a portion is re-allowed to participating broker dealers. Wells REIT II pays no commissions on shares issued under its dividend reinvestment plan.

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

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management Company, Inc. (“Wells Management”), an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2007 and 2006, respectively (in thousands):

	Three Months Ended March 31,
	2007	2006
Commissions (1)	$16,273	$13,414
Dealer-manager fees (1)	6,288	5,130
Asset management fees	5,960	4,602
Acquisition fees (2)	4,997	4,119
Other offering costs (1)	1,924	3,168
Administrative reimbursements	1,712	1,466
Property management fees	262	106

Total	$37,416	$32,005

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon funding acquisitions, or repaying debt used to finance property acquisitions, with investor proceeds.

Wells REIT II incurred no related-party disposition fees, construction fees, incentive fees, listing fees, or leasing commissions during the three months ended March 31, 2007 or 2006, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
Administrative reimbursements due to Wells Capital and/or Wells Management	$1,210	$1,586
Commissions and dealer-manager fees due to WIS	1,195	1,052
Other offering cost reimbursements due to Wells Capital	676	2,383
Acquisition fees due to Wells Capital	556	3,499
Asset and property management fees due to Wells Capital	25	5,457

	$3,662	$13,977

Economic Dependency

Wells REIT II has engaged Wells Capital and its affiliates, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. As a result of these relationships, Wells REIT II is dependent upon Wells Capital, Wells Management, and WIS.

Wells Capital, Wells Management, and WIS are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of March 31, 2007, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

8.	Subsequent Event

Sale of Shares of Common Stock

From April 1, 2007 through April 30, 2007, Wells REIT II raised approximately $82.8 million through the issuance of approximately 8.3 million shares of common stock under its follow-on offering. As of April 30, 2007, approximately 168.2 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We commenced our initial public offering on December 1, 2003 and have received investor proceeds under our public offerings of common stock and invested in real estate assets through March 31, 2007. Thus, our results of operations for the three months ended March 31, 2007 and 2006 reflect growing operational revenues and expenses and general and administrative expenses. Operational revenues and expenses have increased due to real property acquisitions. General and administrative expenses have increased commensurate with our overall growth, however, as a percent of total revenues, have remained stable at approximately 4% for the three months ended March 31, 2007 and 2006.

Liquidity and Capital Resources

Overview

From January 2004 through March 2007, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-term Liquidity and Capital Resources

During the three months ended March 31, 2007, we generated net cash flows from operating activities of approximately $37.1 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $43.1 million during the three months ended March 31, 2007. We generated net cash flows from financing activities of approximately $86.3 million during the three months ended March 31, 2007, primarily as a result of raising proceeds from the sale of common stock under our public offerings, net of commissions, dealer-manager fees, and other offering costs, of approximately $225.5 million, reduced by net debt repayments of approximately $85.3 million. Such net cash flows from financing activities and cash on hand were used primarily to invest approximately $117.0 million in real estate and pay acquisition fees of approximately $7.9 million. We expect to utilize the residual cash balance of approximately $43.6 million as of March 31, 2007 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of April 30, 2007, we had a remaining borrowing capacity of approximately $374.7 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On March 2, 2007, our board of directors declared a daily dividend for stockholders of record from March 16, 2007 through June 15, 2007 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first quarter of 2007 and each quarter of 2006 on a per-share basis. Such dividend will be paid in June 2007.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. Our follow-on offering, which we commenced in November 2005, was extended until the earlier of the sale of all 300.0 million shares or December 1, 2008. Thereafter, our board of directors may commence a second follow-on offering. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends.

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

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2007 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations (1)	$690,212	$17,612	$155,625	$71,646	$445,329
Capital lease obligations (2)	78,000	—	—	—	78,000
Operating lease obligations	3,105	45	120	120	2,820

Total	$771,317	$17,657	$155,745	$71,766	$526,149

(1)

Amounts include principal payments only. We made interest payments of $10.0 million during the three months ended March 31, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of $1.2 million during the three months ended March 31, 2007 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004, 21 properties during the year ended December 31, 2005, and 10 properties during the year ended December 31, 2006. During the three months ended March 31, 2007, we acquired two properties, bringing our total portfolio to 51 properties as of March 31, 2007. Accordingly, the results of operations presented for the three months ended March 31, 2007 and 2006, respectively, are not directly comparable.

Comparison of the three months ended March 31, 2006 versus the three months ended March 31, 2007

Rental income and tenant reimbursements increased from approximately $56.3 million and $12.9 million, respectively, for the three months ended March 31, 2006 to approximately $73.6 million and $20.3 million, respectively, for the three months ended March 31, 2007, primarily as a result of the growth in the portfolio during 2006 and the first three months of 2007. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during 2006 and the first three months of 2007 for an entire period and future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $21.5 million and $5.9 million, respectively, for the three months ended March 31, 2006 to approximately $30.6 million and $7.6 million, respectively, for the three months ended March 31, 2007, primarily as a result of the growth in the portfolio during 2006 and the first three months of 2007. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2006 and the first three months of 2007 for an entire period and future acquisitions of additional real estate assets.

Depreciation of real estate increased from approximately $10.7 million for the three months ended March 31, 2006 to approximately $14.2 million for the three months ended March 31, 2007, primarily as a result of the growth in the portfolio during 2006 and the first three months of 2007. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2006 and the first three months of 2007 for an entire period and future acquisitions of additional real estate assets.

Amortization increased from approximately $19.5 million for the three months ended March 31, 2006 to approximately $30.9 million for the three months ended March 31, 2007 due to the growth in the portfolio during 2006 and recognizing write-offs of unamortized lease-specific assets related to a termination of the right to lease space at 5 Houston Center of approximately $5.2 million in the first quarter of 2007. Exclusive of the aforementioned write-off of $5.2 million, amortization is expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during 2006 and the first three months for an entire period and future acquisitions of additional real estate assets.

General and administrative expenses increased from approximately $2.9 million for the three months ended March 31, 2006 to approximately $3.5 million for the three months ended March 31, 2007 due to the increase in the size of our portfolio of real estate assets during 2006 and the first three months of 2007. General and administrative expenses, as a percent of total revenues, remained stable at approximately 4.0% for the three months ended March 31, 2007 and 2006.

Interest expense increased from approximately $11.2 million for the three months ended March 31, 2006 to approximately $11.7 million for the three months ended March 31, 2007, primarily due to new mortgage notes as well as an increase in the interest rate under our line of credit, which offset the decrease in the average balance outstanding under the line of credit. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of approximately $1.1 million during the three months ended March 31, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of approximately $5.7 million and a write-off of approximately $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

Interest and other income decreased from approximately $1.8 million for the three months ended March 31, 2006 to approximately $1.6 million for the three months ended March 31, 2007, primarily as a result of holding lower average cash balances during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to timing differences in raising capital in our public offerings and closing on property acquisitions between periods.

Net loss and net loss per share increased from approximately $0.9 million and $0.00, respectively, for the three months ended March 31, 2006 to approximately $2.6 million and $0.01, respectively, for the three months ended March 31, 2007, primarily as a result of the termination at 5 Houston Center described above, partially offset by additional income from the growth of our portfolio. We expect future real estate acquisitions to increase net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net loss to FFO are presented below (in thousands):

	For the Three Months Ended March 31,
	2007	2006
Net loss	$(2,610)	$(881)
Add:
Depreciation of real assets	14,194	10,678
Amortization of lease-related costs	30,905	19,470

FFO	$42,489	$29,267

Weighted-average common shares outstanding	291,017	206,104

Set forth below is additional information related to certain cash and noncash items included in or excluded from net loss above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for detail of our operating, investing, and financing cash activities.

Noncash Items Included in Net Loss:

•	Straight-line rental revenue of approximately $5.0 million and $5.8 million was recognized for the three months ended March 31, 2007 and 2006, respectively;

•

Amortization of above-market/below-market in-place leases and lease incentives was recognized as net decreases to rental income of approximately $4.6 million and $2.9 million for the three months ended March 31, 2007 and 2006, respectively;

•

Amortization of deferred financing costs, discounts on notes payable, and interest accrued into the basis of notes payable of approximately $1.3 million and $0.5 million was recognized as interest expense for the three months ended March 31, 2007 and 2006, respectively;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the three months ended March 31, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006; and

Cash Item Excluded from Net Loss:

•

Master lease proceeds relating to previous acquisitions of approximately $0.2 million and $0.2 million were collected during the three months ended March 31, 2007 and 2006, respectively. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net loss or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Wells TRS is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets to date.

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

Related-Parties

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

Our Relationship with Wells REIT and the Impact of Its Internalization Transaction on Us

Wells Real Estate Investment Trust, Inc. (“Wells REIT”) is a separate REIT from us that also was sponsored by WREF, our sponsor and the sole stockholder of Wells Capital, WIS, and Wells Management. Prior to April 16, 2007, we and Wells REIT shared a common advisor, Wells Capital, and a common property manager, Wells Management. We also shared with Wells REIT all of the same executive officers and many of the same directors, except that we had separate presidents from February 2, 2007, which is the date that Wells REIT entered into the merger agreement relating to the internalization transaction described below.

On April 16, 2007, Wells REIT acquired entities affiliated with WREF. Wells REIT entered into the merger in order to internalize advisory, asset management, property management, and other services previously provided to Wells REIT by WREF and its affiliates. As a result of the internalization transaction, 81 employees of WREF and its affiliates became employees of Wells REIT. A majority of those employees did not previously provide significant services to us. Following the internalization transaction, WREF and its affiliates have 351 employees. WREF and its affiliates are seeking successors to some of the personnel who had provided services to us and became employees of Wells REIT in the internalization transaction.

Some of the personnel acquired by Wells REIT in the internalization had primary responsibility for the management of six of our properties. To ensure continuity of property management services, we amended our existing Management Agreement to eliminate the provision of property management services for those six properties effective upon consummation of the Wells REIT internalization transaction. We also entered into a property management agreement with a subsidiary of Wells REIT to provide property management services to us for the six properties. Wells Management and unaffiliated third parties, however, will continue to provide leasing services for the six properties. The terms of our agreement with Wells REIT for property management services are substantially similar to the terms under which we engage Wells Management for property management services.

In connection with the Wells REIT internalization transaction, all three of our officers resigned from their officer positions with Wells REIT, four of our board members resigned from their positions as board members of Wells REIT, and two Wells REIT directors resigned from our board. On May 9, 2007, Leo F. Wells, III resigned as chairman of the board of directors of Wells REIT. As a result, we and Wells REIT share no common officers and no common directors.

On April 18, 2007, E. Nelson Mills became one of our independent directors. He is also an independent director of Institutional REIT, Inc. and Wells Timberland REIT, Inc. Since December 2004, Mr. Mills has served as the chief operations officer and chief financial officer of Williams Realty Advisors, LLC, where he is responsible for investment and financial strategy and is in charge of the design, formation, and operation of a series of real estate investment funds. From April 2004 to December 2004, Mr. Mills was a financial consultant to Timbervest, LLC, an investment manager specializing in timberland investments. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments (US), Inc., an investment manager specializing in the acquisition and management of commercial real estate, and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax planning and administration and the supervision of various merger and acquisition activities. Prior to joining Lend Lease, Mr. Mills was a tax partner with KPMG LLP from January 1987 to August 1998. Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Master’s of Business Administration degree from the University of Georgia. Mr. Mills is also a Certified Public Accountant.

Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, our advisor, certain affiliates of WREF, and certain of our officers and directors who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Our advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Event

Sale of Shares of Common Stock

From April 1, 2007 through April 30, 2007, we raised approximately $82.8 million through the issuance of approximately 8.3 million shares of our common stock under our follow-on offering. As of April 30, 2007, approximately 168.2 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

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

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit, the LakePointe 3 construction loan, and the 80 Park Plaza Building mortgage note are our only debt instruments that bear interest at a variable rate. As of March 31, 2007, we had $40.0 million outstanding on the Wachovia Line of Credit, $17.0 million outstanding on the LakePointe 3 construction loan, $47.4 million outstanding on the 80 Park Plaza Building mortgage note, and $585.8 million in fixed-rate term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at March 31, 2007 was 5.35%.

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

The LakePointe 3 construction loan is a debt instrument used to fund a portion of the costs necessary to build an office building in Charlotte, North Carolina, which was completed in May 2006. The loan matures in 2007 and requires monthly interest payments at a rate of monthly LIBOR, plus 100 basis points (approximately 6.32% per annum as of March 31, 2007).

The $45.9 million 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.62% per annum as of March 31, 2007) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

Approximately $585.8 million of our total debt outstanding as of March 31, 2007 is subject to fixed rates, with an average interest rate of 5.16% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our Principal Executive Officer and Principal Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor has been updated to include a discussion of possible payments to Wells Capital or its affiliates during our listing/liquidation stage should we seek to become self-managed by acquiring entities affiliated with Wells Capital. We are currently in our offering stage with no charter-imposed obligation to take action with respect to a listing or liquidation until 2015, and we have no current plans to seek to become self-managed. This risk factor should be read together with the risk factors disclosed under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Payment of compensation to Wells Capital and its affiliates will reduce cash available for investment and distribution and increases the risk that you will not be able to recover the amount of your investment in our shares.

Wells Capital and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties and the administration of our other investments. We will pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. Largely as a result of these substantial fees, we expect that, for each share sold in our primary offering of up to 300.0 million shares of common stock, no more than $8.71 will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We will also pay significant fees to Wells Capital and its affiliates during our operational stage. Those fees include obligations to reimburse Wells Capital and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services. There is a risk that those reimbursement obligations could increase following the recently completed Wells REIT internalization transaction. Our advisor and our property manager previously allocated certain of their personnel and other expenses between Wells REIT and us. Following the Wells REIT internalization transaction, there will be expenses of our advisor and our property manager that can no longer be shared between Wells REIT and us, and those expenses may be higher than our allocable share of those expenses before the internalization transaction.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of Wells Capital could also receive significant payments even without our reaching the investment return thresholds should we seek to become self-managed. Due to the public market’s preference for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether investors enjoyed the returns on which we have conditioned other back-end incentive compensation.

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in this offering. Substantial consideration paid to our advisor and its affiliates also increases the risk that investors will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2007 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2007, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2007	414	$9.50	(2)
February 2007	319	$9.43	(2)
March 2007	517	$9.50	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; and August 10, 2006.
(2)

We currently limit redemptions under the share redemption program as follows: We will not make “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed 100% of the net proceeds from our dividend reinvestment plan during the calendar year or 5% of the weighted-average number of shares outstanding in the prior calendar year. Although there is no limit under the SRP on the number of shares we may redeem upon the death of stockholders, we are under no obligation to redeem such shares to the extent such redemptions would cause total redemptions to exceed the two limits set forth immediately above. See our Annual Report on Form 10-K for the year ended December 31, 2006 for additional discussion of the share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2007, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
(Registrant)

Dated: May 9, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2007 FORM 10-Q OF

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