Form 10-Q
period 2007-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2007-08-08
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2007: 339,607,932 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein, as well as Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of income, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006. Wells REIT II’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) June 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$384,620	$370,971
Buildings and improvements, less accumulated depreciation of $107,293 and $79,175 as of June 30, 2007 and December 31, 2006, respectively	1,964,960	1,922,523
Intangible lease assets, less accumulated amortization of $144,051 and $106,147 as of June 30, 2007 and December 31, 2006, respectively	442,169	458,917
Construction in progress	1,995	420

Total real estate assets	2,793,744	2,752,831
Cash and cash equivalents	291,104	46,100
Tenant receivables, net of allowance for doubtful accounts of $1,639 and $1,548 as of June 30, 2007 and December 31, 2006, respectively	64,919	53,372
Prepaid expenses and other assets	43,880	35,554
Deferred financing costs, less accumulated amortization of $2,052 and $1,535 as of June 30, 2007 and December 31, 2006, respectively	2,962	3,184
Deferred lease costs, less accumulated amortization of $73,306 and $52,906 as of June 30, 2007 and December 31, 2006, respectively	306,320	319,184
Investment in bonds	78,000	78,000

Total assets	$3,580,929	$3,288,225

Liabilities:
Line of credit and notes payable	$704,894	$774,523
Accounts payable, accrued expenses, and accrued capital expenditures	31,080	41,817
Due to affiliates	3,522	13,977
Dividends payable	8,125	7,317
Deferred income	10,761	9,138
Intangible lease liabilities, less accumulated amortization of $15,221 and $10,638 as of June 30, 2007 and December 31, 2006, respectively	87,451	92,343
Obligations under capital leases	78,000	78,000

Total liabilities	923,833	1,017,115
Commitments and Contingencies	—	—
Minority Interest	3,081	3,090
Redeemable Common Stock	26,297	—
Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 332,344,551 and 280,119,233 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3,323	2,801
Additional paid-in capital	2,960,983	2,491,817
Cumulative distributions in excess of earnings	(311,671)	(225,549)
Redeemable common stock	(26,297)	—
Other comprehensive income (loss)	1,380	(1,049)

Total stockholders’ equity	2,627,718	2,268,020

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$3,580,929	$3,288,225

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$75,785	$58,472	$149,342	$114,740
Tenant reimbursements	20,700	14,456	40,991	27,370
Hotel income	7,010	6,017	11,563	10,385
Other rental income	1,991	60	2,011	77

	105,486	79,005	203,907	152,572
Expenses:
Property operating costs	32,310	21,507	62,948	43,006
Hotel operating costs	4,914	4,209	8,941	7,996
Asset and property management fees:
Related-party	6,454	4,928	12,676	9,636
Other	1,324	1,229	2,735	2,377
Depreciation	14,097	11,232	28,291	21,909
Amortization	26,503	20,044	57,408	39,513
General and administrative	4,467	2,970	7,957	5,889

	90,069	66,119	180,956	130,326

Real estate operating income	15,417	12,886	22,951	22,246
Other income (expense):
Interest expense	(10,389)	(10,167)	(22,111)	(21,339)
Loss on early extinguishment of debt	—	—	—	(1,115)
Interest and other income	2,677	1,985	4,281	3,741

	(7,712)	(8,182)	(17,830)	(18,713)

Income before minority interest and income tax (expense) benefit	7,705	4,704	5,121	3,533
Minority interest in earnings of consolidated entities	(11)	(405)	(19)	(376)

Income before income tax (expense) benefit	7,694	4,299	5,102	3,157
Income tax (expense) benefit	(18)	(213)	(36)	48

Net income	$7,676	$4,086	$5,066	$3,205

Per share information – basic and diluted:
Net income available to common stockholders	$0.02	$0.02	$0.02	$0.01

Weighted-average common shares outstanding – basic and diluted	317,184	227,108	304,173	216,664

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2005	197,403	$1,974	$1,752,162	$(94,382)	$—	$—	$1,659,754
Issuance of common stock	86,526	865	864,395	—	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	—	(36,274)
Dividends ($0.60 per share)	—	—	—	(142,435)	—	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	—	11,268
Loss on interest rate swap	—	—	—	—	—	(1,049)	(1,049)

Comprehensive income	—	—	—	—	—	—	10,219

Balance, December 31, 2006	280,119	2,801	2,491,817	(225,549)	—	(1,049)	2,268,020
Adjustment resulting from the adoption of FIN 48 (Note 2)	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	54,815	548	547,601	—	—	—	548,149
Redemptions of common stock	(2,589)	(26)	(24,561)	—	—	—	(24,587)
Redeemable common stock	—	—	—	—	(26,297)	—	(26,297)
Dividends ($0.30 per share)	—	—	—	(90,778)	—	—	(90,778)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(49,294)	—	—	—	(49,294)
Other offering costs	—	—	(4,580)	—	—	—	(4,580)
Components of comprehensive income:
Net income	—	—	—	5,066	—	—	5,066
Gain on interest rate swap	—	—	—	—	—	2,429	2,429

Comprehensive income	—	—	—	—	—	—	7,495

Balance, June 30, 2007	332,345	$3,323	$2,960,983	$(311,671)	$(26,297)	$1,380	$2,627,718

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$5,066	$3,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,291	21,909
Other amortization	64,964	45,229
Non-cash interest expense	2,638	947
Loss on early extinguishment of debt	—	1,115
Minority interest in earnings of consolidated entities	19	376
Changes in assets and liabilities:
Increase in tenant receivables, net	(11,610)	(13,358)
(Increase) decrease in prepaid expenses and other assets	(2,395)	4,088
Increase in accounts payable and accrued expenses	3,186	5,339
Decrease in due to affiliates	(5,754)	(2,455)
Increase (decrease) in deferred income	1,623	(388)

Net cash provided by operating activities	86,028	66,007
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(126,122)	(89,502)
Proceeds from master leases	182	300
Acquisition fees paid	(14,210)	(10,551)
Deferred lease costs paid	(3,263)	(3,324)

Net cash used in investing activities	(143,413)	(103,077)
Cash Flows from Financing Activities:
Deferred financing costs paid	(390)	(17)
Proceeds from line of credit and notes payable	144,698	178,669
Repayments of line of credit and notes payable	(216,376)	(437,120)
Prepayment penalty on early extinguishment of debt	—	(5,734)
Distributions paid to minority interest partners	(28)	(201)
Issuance of common stock	544,442	421,382
Redemptions of common stock	(28,440)	(13,978)
Dividends paid to stockholders	(89,970)	(63,921)
Commissions on stock sales and related dealer-manager fees paid	(45,914)	(35,301)
Other offering costs paid	(5,633)	(7,827)

Net cash provided by financing activities	302,389	35,952

Net increase (decrease) in cash and cash equivalents	245,004	(1,118)
Cash and cash equivalents, beginning of period	46,100	35,352

Cash and cash equivalents, end of period	$291,104	$34,234

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

As of June 30, 2007, Wells REIT II owned interests in 49 office properties, one industrial building, and one hotel, comprising approximately 15.2 million square feet of commercial space located in 18 states and the District of Columbia. Forty-five of the properties are wholly owned and six are owned through consolidated joint ventures. As of June 30, 2007, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of June 30, 2007, Wells REIT II had raised gross offering proceeds of approximately $1.4 billion from the sale of approximately 143.3 million shares under the follow-on offering.

As of June 30, 2007, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $3.4 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $67.8 million, selling commissions and dealer-manager fees of approximately $315.4 million, other organization and offering expenses of approximately $47.6 million, and common stock redemptions of approximately $80.7 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $2.9 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets.

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

Redeemable Common Stock

As of June 30, 2007, Wells REIT II’s share redemption program provided that “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) and those sought upon qualifying disability during any calendar year are limited to those that can be funded with proceeds raised in the current calendar year from Wells REIT II’s dividend reinvestment plan. Although Wells REIT II is under no obligation to redeem any shares to the extent that total redemptions would exceed the foregoing limit, the board of directors of Wells REIT II has reserved the right to redeem additional shares upon the death of stockholders.

As the use of proceeds raised in the current calendar year from the dividend reinvestment plan is outside the control of Wells REIT II, those proceeds are considered to be temporary equity under Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock. Therefore, Wells REIT II has included an amount equal to proceeds from shares issued through Wells REIT II’s dividend reinvestment plan in the current calendar year, less the amount of redemptions previously funded during the current calendar year, as redeemable common stock in the accompanying consolidated financial statements as of June 30, 2007.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. As of June 30, 2007 and December 31, 2006, shares tendered for redemption and not yet redeemed of $0 and approximately $3.9 million, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of income. Upon adopting FIN 48 effective January 1, 2007, Wells REIT II wrote-off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of cumulative distributions in excess of earnings. During the six months ended June 30, 2007, Wells REIT II recorded additional liabilities for unrecognized tax benefits of approximately $36,000 as income tax expense. Wells REIT II does not currently anticipate the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007. As of June 30, 2007, returns for the calendar years 2002 through 2006 remain subject to examination by U.S. or various state tax jurisdictions.

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

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position No. 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies (“SOP 07-1”), which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its consolidated financial statements.

3.	Line of Credit and Notes Payable

As of June 30, 2007 and December 31, 2006, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2007	December 31, 2006
100 East Pratt Street Building mortgage note	$105,000	$105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
263 Shuman Boulevard Building mortgage note	49,000	—
80 Park Plaza Building mortgage note	48,240	46,667
One West Fourth Street Building mortgage note	47,639	48,414
800 North Frederick Building mortgage note	46,400	46,400
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,039	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	—
Key Center Complex mortgage notes	13,776	13,375
Wachovia Line of Credit	—	126,000
LakePointe 3 construction loan	—	17,027

Total indebtedness	$704,894	$774,523

During the three months ended June 30, 2007, Wells REIT II engaged in the following significant activities with respect to its notes payable:

On May 2, 2007, Wells REIT II repaid the entire outstanding principal balance on the LakePointe 3 construction loan of approximately $17.1 million.

On June 18, 2007, Wells REIT II entered into a $49.0 million interest-only promissory note with LaSalle Bank, N.A. (the “263 Shuman Boulevard Building mortgage note”). The 263 Shuman Boulevard Building mortgage note is secured by the 263 Shuman Boulevard building. The note matures on July 1, 2017 and bears interest at a fixed rate of 5.55% per annum.

On June 18, 2007, Wells REIT II entered into a $21.0 million interest-only promissory note with LaSalle Bank, N.A. (the “215 Diehl Road Building mortgage note”). The 215 Diehl Road Building mortgage note is secured by the 215 Diehl Road building. The note matures on July 1, 2017 and bears interest at a fixed rate of 5.55% per annum.

Wells REIT II made interest payments, including amounts capitalized, of approximately $17.9 million and $19.1 million during the six months ended June 30, 2007 and 2006, respectively. In addition, Wells REIT II paid a $5.7 million penalty in January 2006 related to repaying the University Circle Buildings mortgage note, which is included in loss on early extinguishment of debt in the accompanying consolidated statements of income.

Wells REIT II has a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. As of June 30, 2007, Wells REIT II had borrowing capacity of up to approximately $357.2 million under the Wachovia Line of Credit.

4.	Share Redemption Program

The board of directors of Wells REIT II has approved an amendment to the share redemption program (“SRP”), which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment obligates Wells REIT II to honor all redemption requests if the request is made within two years of a stockholder’s death. The redemption limits set forth in the amended SRP are summarized below:

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

•	Wells REIT II will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from Wells REIT II’s dividend reinvestment plan during the calendar year, or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

5.	Commitments and Contingencies

Property Under Contract

On June 21, 2007, Wells REIT II entered into a contract to acquire a five-story office building containing approximately 248,000 rentable square feet located on an approximate 14.6-acre tract of land at 7031 Columbia Gateway Drive in Columbia, Maryland (the “7031 Columbia Gateway Drive Building”) for a total contract price of $62.1 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II had paid a deposit of approximately $3.0 million to an escrow agent, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. On July 12, 2007, Wells REIT II closed on the acquisition of the 7031 Columbia Gateway Drive Building.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2007, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Investment in real estate funded with other assets	$750	$427

Acquisition fees applied to real estate assets	$7,330	$7,885

Gain on interest rate swap	$2,429	$—

Liabilities assumed upon acquisition of properties	$282	$—

Accrued capital expenditures and deferred lease costs	$1,364	$7,333

Acquisition fees due to affiliate	$178	$273

Commissions on stock sales and related dealer-manager fees due to affiliate	$725	$671

Other offering costs due to affiliate	$1,330	$846

Dividends payable	$8,125	$5,826

Discounts applied to issuance of common stock	$3,707	$2,366

Redeemable common stock	$26,297	$22,705

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of June 30, 2007, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $15.9 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Commissions(1)	$19,317	$14,247	$35,590	$27,661
Dealer-manager fees(1)	7,416	5,463	13,704	10,593
Asset management fees	6,070	4,804	12,030	9,405
Acquisition fees(2)	5,892	4,345	10,889	8,428
Other offering costs(1)	2,656	2,758	4,580	5,926
Administrative reimbursements	1,917	1,320	3,628	2,786
Property management fees	384	124	646	231
Construction fees	—	150	—	150

	$43,652	$33,211	$81,067	$65,180

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon funding acquisitions or repaying debt used to finance property acquisitions, with investor proceeds.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or six months ended June 30, 2007 or 2006, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
Other offering cost reimbursements due to Wells Capital	$1,330	$2,383
Administrative reimbursements due to Wells Capital and/or Wells Management	1,083	1,586
Commissions and dealer-manager fees due to WIS	725	1,052
Asset and property management fees due to Wells Capital and/or Wells Management	206	5,457
Acquisition fees due to Wells Capital	178	3,499

	$3,522	$13,977

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of June 30, 2007, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

8.	Subsequent Events

Sale of Shares of Common Stock

From July 1, 2007 through July 31, 2007, Wells REIT II raised approximately $77.8 million through the issuance of approximately 7.8 million shares of common stock under its follow-on offering. As of July 31, 2007, approximately 161.5 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

On July 9, 2007, Wells REIT II filed a registration statement with the SEC to register 375,000,000 shares of its common stock, of which up to 300,000,000 shares will be offered in the primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. Discounts may also be available for other categories of purchasers. The remaining 75,000,000 shares of common stock are offered under Wells REIT II’s amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Wells REIT II has not issued any shares under the aforementioned registration statement as it has not been declared effective by the SEC.

Pasadena Corporate Park Buildings Acquisition

On July 11, 2007, Wells REIT II purchased two three-story office buildings and a single-story retail building containing approximately 265,000 aggregate rentable square feet located on an approximate 8.2-acre tract of land at 3453, 3455, 3465 and 3475 East Foothill Boulevard in Pasadena, California for a purchase price of approximately $116.0 million, exclusive of closing costs.

Cranberry Woods Drive Land Acquisition

On August 1, 2007, Wells REIT II purchased an 83.4 acre parcel of land in Cranberry, Pennsylvania for approximately $14.6 million, exclusive of closing costs. Wells REIT II also entered into a development agreement for construction of three office buildings with an aggregate total of approximately 792,000 gross square feet at 900 - 1100 Cranberry Woods Drive (the “Cranberry Woods Drive Buildings”) for a total estimated cost of approximately $166.4 million. The Cranberry Woods Drive Buildings are scheduled to be constructed in two phases, with the first phase (approximately 423,000 gross square feet) scheduled to be completed in 2009 and the second phase (approximately 369,000 gross square feet) to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be entirely leased to Westinghouse Electric Company, LLC.

Property Under Contract

On July 16, 2007, Wells REIT II entered into a purchase and sale agreement to purchase a 25-story office building containing approximately 391,000 rentable square feet located at 222 E. 41st Street in New York, New York, for a total contract price of $319.8 million, exclusive of closing costs. In connection with the execution of the agreement, Wells REIT II paid a deposit of $5.0 million to an escrow agent, which will be applied to the purchase price at closing.

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

We commenced our initial public offering on December 1, 2003 and have received investor proceeds under our public offerings of common stock and invested in real estate assets through June 30, 2007. Thus, our results of operations for the three months and six months ended June 30, 2007 and 2006, respectively, reflect growing operational revenues and expenses and general and administrative expenses. Operational revenues and expenses have increased due to real property acquisitions. General and administrative expenses have increased commensurate with our overall growth, however, as a percent of total revenues, have remained stable at approximately 4% for the three months and six months ended June 30, 2007 and 2006.

Liquidity and Capital Resources

Overview

From January 2004 through June 2007, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2007, we generated net cash flows from operating activities of approximately $86.0 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, hotel operating costs and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $90.0 million during the six months ended June 30, 2007. We generated net cash flows from financing activities of approximately $302.4 million during the six months ended June 30, 2007, primarily as a result of raising proceeds from the sale of common stock under our public offerings, net of commissions, dealer-manager fees, and other offering costs, of approximately $492.9 million, reduced by net debt repayments of approximately $71.7 million. Such net cash flows from financing activities and cash on hand were used primarily to invest approximately $126.1 million in real estate and pay acquisition fees of approximately $14.2 million.

We expect to utilize the residual cash balance of approximately $291.1 million as of June 30, 2007 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of July 31, 2007, we had a borrowing capacity of approximately $357.2 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On June 1, 2007, our board of directors declared a daily dividend for stockholders of record from June 16, 2007 through September 15, 2007 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first two quarters of 2007 and each quarter of 2006 on a per-share basis. Such dividend will be paid in September 2007.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. Our follow-on offering, which we commenced in November 2005, was extended until the earlier of the sale of all 300.0 million shares or December 1, 2008. Thereafter, we expect to commence a second follow-on offering. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends.

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

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2007 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations (1)	$704,894	$396	$115,625	$71,646	$517,227
Capital lease obligations (2)	78,000	—	—	—	78,000
Operating lease obligations	3,090	30	120	120	2,820

Total	$785,984	$426	$115,745	$71,766	$598,047

(1)

Amounts include principal payments only. We made interest payments of $17.9 million during the six months ended June 30, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 3 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of $2.3 million during the six months ended June 30, 2007 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004, 21 properties during the year ended December 31, 2005, and 10 properties during the year ended December 31, 2006. During the six months ended June 30, 2007, we acquired two properties, bringing our total portfolio to 51 properties as of June 30, 2007. Accordingly, the results of operations presented for the three months and six months ended June 30, 2007 and 2006, respectively, are not directly comparable.

Comparison of the three months ended June 30, 2006 versus the three months ended June 30, 2007

Rental income and tenant reimbursements increased from approximately $58.5 million and $14.5 million, respectively, for the three months ended June 30, 2006 to approximately $75.8 million and $20.7 million, respectively, for the three months ended June 30, 2007, primarily as a result of the growth in the portfolio during the last six months of 2006 and the first six months of 2007. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of real estate assets.

Other rental income increased from approximately $60,000 for the three months ended June 30, 2006 to approximately $2.0 million for the three months ended June 30, 2007 and is primarily comprised of income recognized for lease terminations. Unlike the majority of rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the three months ended June 30, 2007 relates primarily to the early termination of rights to lease space at 5 Houston Center.

Property operating costs and asset and property management fees increased from approximately $21.5 million and $6.2 million, respectively, for the three months ended June 30, 2006 to approximately $32.3 million and $7.8 million, respectively, for the three months ended June 30, 2007, primarily as a result of the growth in the portfolio during the last six months of 2006 and the first six months of 2007. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of additional real estate assets.

Depreciation and amortization increased from approximately $11.2 million and $20.0 million, respectively, for the three months ended June 30, 2006 to approximately $14.1 million and $26.5 million, respectively, for the three months ended June 30, 2007, primarily as a result of the growth in the portfolio during the last six months of 2006 and the first six months of 2007. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of additional real estate assets.

General and administrative expenses increased from approximately $3.0 million for the three months ended June 30, 2006 to approximately $4.5 million for the three months ended June 30, 2007 due to the increase in the size of our portfolio of real estate assets during the last six months of 2006 and the first six months of 2007. General and administrative expenses, as a percent of total revenues, remained stable at approximately 4.0% for the three months ended June 30, 2006 and 2007.

Interest expense increased slightly from the three months ended June 30, 2006 to the three months ended June 30, 2007, primarily due to new mortgage notes being offset by the decrease in the average balance outstanding under the Wachovia Line of Credit. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Interest and other income increased from approximately $2.0 million for the three months ended June 30, 2006 to approximately $2.7 million for the three months ended June 30, 2007, primarily as a result of holding higher average cash balances during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due to timing differences in raising capital in our public offerings, debt activity and closing on property acquisitions between periods.

Net income increased from approximately $4.1 million for the three months ended June 30, 2006 to approximately $7.7 million for the three months ended June 30, 2007 primarily due to other rental income recognized for lease terminations and the increase in interest and other income resulting from higher average cash balances on hand. Net income per share remained stable at approximately $0.02 per share for the three months ended June 30, 2007 and 2006. We expect future real estate acquisitions to increase net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the six months ended June 30, 2006 versus the six months ended June 30, 2007

Rental income and tenant reimbursements increased from approximately $114.7 million and $27.4 million, respectively, for the six months ended June 30, 2006 to approximately $149.3 million and $41.0 million, respectively, for the six months ended June 30, 2007, primarily as a result of the growth in the portfolio during the last six months of 2006 and the first six months of 2007. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of real estate assets.

Other rental income increased from approximately $77,000 for the six months ended June 30, 2006 to approximately $2.0 million for the six months ended June 30, 2007 and is primarily comprised of income recognized for lease terminations. Unlike the majority of rental income, which is recognized ratably over long-term contracts, other rental income is recognized once we have completed our obligation to provide space to the tenant. Other rental income for the six months ended June 30, 2007 relates primarily to the termination of rights to lease space at 5 Houston Center.

Property operating costs and asset and property management fees increased from approximately $43.0 million and $12.0 million, respectively, for the six months ended June 30, 2006 to approximately $62.9 million and $15.4 million, respectively, for the six months ended June 30, 2007, primarily as a result of the growth in the portfolio during the last six months of 2006 and the first six months of 2007. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of additional real estate assets.

Depreciation increased from approximately $21.9 million for the six months ended June 30, 2006 to approximately $28.3 million for the six months ended June 30, 2007, primarily as a result of the growth to the portfolio during the last six months of 2006 and the first six months of 2007. Depreciation is expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $39.5 million for the six months ended June 30, 2006 to approximately $57.4 million for the six months ended June 30, 2007 due to the growth in the portfolio during the last six months of 2006 and the first six months of 2007 and recognizing write-offs of unamortized lease-specific assets related to an early termination of the right to lease space at 5 Houston Center of approximately $5.2 million in the first quarter of 2007. Exclusive of the aforementioned write-off of $5.2 million, amortization is expected to increase in future periods, as compared to historical periods, due to owning the assets acquired during the last six months of 2006 and the first six months of 2007 for an entire period and future acquisitions of additional real estate assets.

General and administrative expenses increased from approximately $5.9 million for the six months ended June 30, 2006 to approximately $8.0 million for the six months ended June 30, 2007, primarily due to the increase in the size of our portfolio of real estate assets during the last six months of 2006 and the first six months of 2007. General and administrative expenses, as a percent of total revenues, remained stable at approximately 4.0% for the six months ended June 30, 2006 and 2007.

Interest expense increased slightly from the six months ended June 30, 2006 to the six months ended June 30, 2007, primarily due to new mortgage notes being offset by the decrease in the average balance outstanding under the Wachovia Line of Credit. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

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

Interest and other income increased from approximately $3.7 million for the six months ended June 30, 2006 to approximately $4.3 million for the six months ended June 30, 2007, primarily as a result of holding higher average cash balances during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, due to timing differences in raising capital in our public offerings, debt activity and closing on property acquisitions between periods.

Net income and net income per share increased from approximately $3.2 million and $0.01, respectively, for the six months ended June 30, 2006 to approximately $5.1 million and $0.02, respectively, for the six months ended June 30, 2007 primarily due to other rental income recognized for early lease terminations and additional income from the growth of our portfolio, partially offset by write-offs of unamortized lease-specific assets related to the termination at 5 Houston Center described above. We expect future real estate acquisitions to increase net income in future periods and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

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

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net income to FFO are presented below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$7,676	$4,086	$5,066	$3,205
Add:
Depreciation of real assets	14,097	11,232	28,291	21,909
Amortization of lease-related costs	26,503	20,044	57,408	39,513

FFO	$48,276	$35,362	$90,765	$64,627

Weighted-average common shares outstanding	317,184	227,108	304,173	216,664

Set forth below is additional information related to certain cash and noncash items included in or excluded from net income above, which may be helpful in assessing our operating results. In addition, cash flows generated from FFO may be used to fund all or a portion of certain capitalizable items that are excluded from FFO, such as capitalized interest, tenant improvements, building improvements, and deferred lease costs. Please see the accompanying consolidated statements of cash flows for details of our operating, investing, and financing cash activities.

Noncash Items Included in Net Income:

•

Straight-line rental revenue of approximately $4.0 million and $5.3 million was recognized for the three months ended June 30, 2007 and 2006, respectively, and approximately $8.9 million and $11.0 million was recognized for the six months ended June 30, 2007 and 2006, respectively;

•

Amortization of above-market/below-market in-place leases and lease incentives was recognized as net decreases to rental income of approximately $2.8 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $7.4 million and $5.7 million for the six months ended June 30, 2007 and 2006, respectively;

•

Amortization of deferred financing costs, discounts on notes payable, and interest accrued into the basis of notes payable of approximately $1.3 million and $0.4 million was recognized as interest expense for the three months ended June 30, 2007 and 2006, respectively, and approximately $2.6 million and $0.9 million was recognized as interest expense for the six months ended June 30, 2007 and 2006, respectively;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the six months ended June 30, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006; and

Cash Item Excluded from Net Income:

•

Master lease proceeds relating to previous acquisitions of approximately $0 and $0.1 million were collected during the three months ended June 30, 2007 and 2006, respectively, and approximately $0.2 million and $0.3 million were collected during the six months ended June 30, 2007 and 2006, respectively. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Related Parties

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

On April 16, 2007, Wells REIT acquired entities affiliated with WREF. Wells REIT entered into the merger in order to internalize advisory, asset management, property management, and other services previously provided to Wells REIT by WREF and its affiliates. As a result of the internalization transaction, 81 employees of WREF and its affiliates became employees of Wells REIT. A majority of those employees did not previously provide significant services to us. Following the internalization transaction, WREF and its affiliates had 351 employees. WREF and its affiliates are seeking successors to some of the personnel who had provided services to us and became employees of Wells REIT in the internalization transaction.

Some of the personnel acquired by Wells REIT in the internalization had primary responsibility for the management of six of our properties. To ensure continuity of property management services, we amended our existing Management Agreement to eliminate the provision of property management services for those six properties effective upon consummation of the Wells REIT internalization transaction. We also entered into a property management agreement with a subsidiary of Wells REIT to provide property management services to us for the six properties. Subsequent to the internalization, we entered into property management agreements with Wells REIT to provide property management services for seven additional properties. Wells Management and unaffiliated third parties, however, will continue to provide leasing services for these thirteen properties. The terms of our agreement with Wells REIT for property management services are substantially similar to the terms under which we engage Wells Management for property management services.

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

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al. in the United States District Court for the District of Maryland against, among others, Wells REIT, our advisor, certain affiliates of WREF and certain of our officers and directors who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Our advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Commitments under existing lease agreements;

•	Property under contract; and

•	Litigation.

Share Redemption Program

Our board of directors has approved an amendment to the SRP, which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment obligates us to honor all redemption requests if the request is made within two years of a stockholder’s death. The redemption limits set forth in the SRP are summarized below:

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

Under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of our stockholders.

In June 2006, we entered into an insurance agreement with an affiliate of London Life and Casualty Reinsurance Corporation to provide us with an insurance-backed funding source for the redemption of the shares under our share redemption program in the event we receive an unusually large number of redemption requests due to the death of investors. The insurance proceeds will be paid to us after a quarterly adjusted deductible, currently $15.7 million for the quarter ending June 30, 2007, is met. The deductible adjusts with additional investment proceeds raised and with the changing demographics of our stockholder base (age, gender, etc.). The maximum dollar value of proceeds that we can collect under the insurance agreement is $6.0 billion in aggregate or $5.0 million for any individual redemption request. The insurance agreement has a 10-year term unless it expires earlier upon the occurrence of one of the following liquidity events: (i) the listing of our shares on a national exchange, (ii) our liquidation, or (iii) the acquisition of a majority of our shares by an unaffiliated entity or a merger in which we are not the surviving entity. Under our Corporate Governance Guidelines, we must seek the approval of our stockholders prior to terminating this insurance program.

Subsequent Events

Sale of Shares of Common Stock

From July 1, 2007 through July 31, 2007, we raised approximately $77.8 million through the issuance of approximately 7.8 million shares of our common stock under our follow-on offering. As of July 31, 2007, approximately 161.5 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

On July 9, 2007, we filed a registration statement with the SEC to register 375,000,000 shares of its common stock, of which up to 300,000,000 shares will be offered in the primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. Discounts may also be available for other categories of purchasers. The remaining 75,000,000 shares of common stock are offered under our amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. We have not issued any shares under the aforementioned registration statement as it has not been declared effective by the SEC.

Pasadena Corporate Park Buildings Acquisition

On July 11, 2007, we purchased two three-story office buildings and a single-story retail building containing approximately 265,000 aggregate rentable square feet located on an approximate 8.2-acre tract of land at 3453, 3455, 3465 and 3475 East Foothill Boulevard in Pasadena, California for a purchase price of approximately $116.0 million, exclusive of closing costs.

Cranberry Woods Drive Land Acquisition

On August 1, 2007, we purchased an 83.4 acre parcel of land in Cranberry, Pennsylvania for approximately $14.6 million, exclusive of closing costs. We also entered into a development agreement for construction of three office buildings with an aggregate total of approximately 792,000 gross square feet at 900 - 1100 Cranberry Woods Drive (the “Cranberry Woods Drive Buildings”) for a total estimated cost of approximately $166.4 million. The Cranberry Woods Drive Buildings are scheduled to be constructed in two phases, with the first phase (approximately 423,000 gross square feet) scheduled to be completed in 2009 and the second phase (approximately 369,000 gross square feet) to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be entirely leased to Westinghouse Electric Company, LLC.

Property Under Contract

On July 16, 2007, we entered into a purchase and sale agreement to purchase a 25-story office building containing approximately 391,000 rentable square feet located at 222 E. 41st Street in New York, New York, for a total contract price of $319.8 million, exclusive of closing costs. In connection with the execution of the agreement, we paid a deposit of $5.0 million to an escrow agent, which will be applied to the purchase price at closing.

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

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit and the 80 Park Plaza Building mortgage note are our only debt instruments that bear interest at a variable rate. As of June 30, 2007, we had no outstanding balance on the Wachovia Line of Credit, $48.2 million outstanding on the 80 Park Plaza Building mortgage note, and $656.7 million in fixed-rate term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at June 30, 2007 was 5.3%.

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

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.68% per annum as of June 30, 2007) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

Approximately $656.7 million of our total debt outstanding as of June 30, 2007 is subject to fixed rates, with an average interest rate of 5.2% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2006 or any subsequently filed quarterly report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2007 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2007, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2007	454	$9.48	(2)
May 2007	475	$9.63	(2)
June 2007	410	$9.42	(2)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; and August 10, 2006. Further amendments are announced in this quarterly report.

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

Our board of directors has approved an amendment to the SRP, which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment obligates us to honor all redemption requests if the request is made within two years of a stockholder’s death. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Share Redemption Program” included herein for a discussion of the amendment to the SRP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2007, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
(Registrant)

Dated:	August 8, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and
Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2007 FORM 10-Q OF

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

3.2	Amended and Restated Bylaws

3.3	Amendment No. 1 to Amended and Restated Bylaws

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Program

10.1	Property Management Agreement between Wells Real Estate Investment Trust II, Inc., Wells Operating Partnership II, L.P., and Wells Real Estate Advisory Services, Inc. dated April 1, 2007

10.2

Amendment No. 1 to Master Property Management , Leasing and Construction Agreement among Wells Management Company, Inc., Wells Operating Partnership II, L.P., and Wells Real Estate Investment Trust II, Inc. dated April 1, 2006

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