Form 10-Q
period 2007-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2007-11-07
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2007: 359,850,706 shares

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

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2006. Wells REIT II’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) September 30, 2007	December 31, 2006
Assets:
Real estate assets, at cost:
Land	$488,263	$370,971
Buildings and improvements, less accumulated depreciation of $123,089 and $79,175 as of September 30, 2007 and December 31, 2006, respectively	2,342,143	1,922,523
Intangible lease assets, less accumulated amortization of $162,345 and $106,147 as of September 30, 2007 and December 31, 2006, respectively	607,754	458,917
Construction in progress	8,889	420

Total real estate assets	3,447,049	2,752,831
Cash and cash equivalents	33,272	46,100
Tenant receivables, net of allowance for doubtful accounts of $1,797 and $1,548 as of September 30, 2007 and December 31, 2006, respectively	68,621	53,372
Prepaid expenses and other assets	50,015	35,554
Deferred financing costs, less accumulated amortization of $2,349 and $1,535 as of September 30, 2007 and December 31, 2006, respectively	4,142	3,184
Deferred lease costs, less accumulated amortization of $84,144 and $52,906 as of September 30, 2007 and December 31, 2006, respectively	359,189	319,184
Investment in bonds	78,000	78,000

Total assets	$4,040,288	$3,288,225

Liabilities:
Line of credit and notes payable	$983,051	$774,523
Accounts payable, accrued expenses, and accrued capital expenditures	46,896	41,817
Due to affiliates	3,973	13,977
Dividends payable	8,665	7,317
Deferred income	12,821	9,138
Intangible lease liabilities, less accumulated amortization of $18,020 and $10,638 as of September 30, 2007 and December 31, 2006, respectively	112,179	92,343
Obligations under capital leases	78,000	78,000

Total liabilities	1,245,585	1,017,115
Commitments and Contingencies	—	—
Minority Interest	3,068	3,090
Redeemable Common Stock	609,518	—
Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 353,992,554 and 280,119,233 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	3,540	2,801
Additional paid-in capital	3,154,840	2,491,817
Cumulative distributions in excess of earnings	(365,605)	(225,549)
Redeemable common stock	(609,518)	—
Other comprehensive loss	(1,140)	(1,049)

Total stockholders’ equity	2,182,117	2,268,020

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,040,288	$3,288,225

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$82,794	$59,446	$232,136	$174,185
Tenant reimbursements	20,271	13,287	61,262	40,657
Hotel income	6,989	7,426	18,552	17,811
Other rental income	751	—	2,762	77

	110,805	80,159	314,712	232,730
Expenses:
Property operating costs	35,140	22,266	98,088	65,272
Hotel operating costs	4,894	5,483	13,835	13,479
Asset and property management fees:
Related-party	7,140	5,170	19,816	14,806
Other	1,142	1,183	3,877	3,560
Depreciation	15,796	11,937	44,087	33,846
Amortization	28,883	20,475	86,292	59,988
General and administrative	4,623	2,919	12,581	8,807

	97,618	69,433	278,576	199,758

Real estate operating income	13,187	10,726	36,136	32,972
Other income (expense):
Interest expense	(12,572)	(9,415)	(34,682)	(30,755)
Loss on early extinguishment of debt	—	—	—	(1,115)
Gain (loss) on interest rate swaps	(5,481)	(30)	(5,496)	33
Interest and other income	2,834	1,848	7,130	5,526

	(15,219)	(7,597)	(33,048)	(26,311)

Income (loss) before minority interest and income tax expense	(2,032)	3,129	3,088	6,661
Minority interest in earnings of consolidated entities	(21)	(204)	(39)	(580)

Income (loss) before income tax expense	(2,053)	2,925	3,049	6,081
Income tax expense	(400)	(288)	(436)	(239)

Net income (loss)	$(2,453)	$2,637	$2,613	$5,842

Per share information – basic and diluted:
Net income (loss) per-share	$(0.01)	$0.01	$0.01	$0.03

Weighted-average common shares outstanding – basic and diluted	342,924	247,285	317,232	226,983

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2005	197,403	$1,974	$1,752,162	$(94,382)	$—	$—	$1,659,754
Issuance of common stock	86,526	865	864,395	—	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	—	(36,274)
Dividends ($0.60 per share)	—	—	—	(142,435)	—	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	—	11,268
Market value adjustment to interest rate swap	—	—	—	—	—	(1,049)	(1,049)
Comprehensive income	—	—	—	—	—	—	10,219

Balance, December 31, 2006	280,119	2,801	2,491,817	(225,549)	—	(1,049)	2,268,020
Adjustment resulting from the adoption of FIN 48 (Note 2)	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	78,034	780	779,555	—	—	—	780,335
Redemptions of common stock	(4,160)	(41)	(39,410)	—	—	—	(39,451)
Redeemable common stock	—	—	—	—	(609,518)	—	(609,518)
Dividends ($0.45 per share)	—	—	—	(142,259)	—	—	(142,259)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(69,783)	—	—	—	(69,783)
Other offering costs	—	—	(7,339)	—	—	—	(7,339)
Components of comprehensive income:
Net income	—	—	—	2,613	—	—	2,613
Market value adjustment to interest rate swap	—	—	—	—	—	(91)	(91)
Comprehensive income	—	—	—	—	—	—	2,522

Balance, September 30, 2007	353,993	$3,540	$3,154,840	$(365,605)	$(609,518)	$(1,140)	$2,182,117

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$2,613	$5,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,087	33,846
Other amortization	96,850	70,396
Loss on interest rate swap	5,496	—
Non-cash interest expense	4,649	1,354
Loss on early extinguishment of debt	—	1,115
Minority interest in earnings of consolidated entities	39	580
Changes in assets and liabilities:
Increase in tenant receivables, net	(15,404)	(19,330)
(Increase) decrease in prepaid expenses and other assets	(8,483)	3,161
Increase in accounts payable and accrued expenses	9,025	7,169
Decrease in due to affiliates	(5,686)	(2,079)
Increase in deferred income	3,683	71

Net cash provided by operating activities	136,869	102,125
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(837,107)	(401,916)
Proceeds from master leases	1,385	6,040
Acquisition fees paid	(18,007)	(14,677)
Deferred lease costs paid	(16,441)	(3,708)

Net cash used in investing activities	(870,170)	(414,261)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,868)	(840)
Proceeds from line of credit and notes payable	498,036	450,654
Repayments of line of credit and notes payable	(293,272)	(536,934)
Prepayment penalty on early extinguishment of debt	—	(5,734)
Distributions paid to minority interest partners	(61)	(101)
Issuance of common stock	774,470	630,463
Redemptions of common stock	(42,864)	(24,424)
Dividends paid to stockholders	(140,911)	(100,561)
Commissions on stock sales and related dealer-manager fees paid	(64,102)	(52,571)
Other offering costs paid	(8,955)	(10,220)

Net cash provided by financing activities	720,473	349,732

Net increase (decrease) in cash and cash equivalents	(12,828)	37,596
Cash and cash equivalents, beginning of period	46,100	35,352

Cash and cash equivalents, end of period	$33,272	$72,948

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II, all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s subsidiaries. See Note 8 for a discussion of the advisory services provided by Wells Capital.

As of September 30, 2007, Wells REIT II owned interests in 55 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 16.8 million square feet of commercial space located in 20 states and the District of Columbia. Fifty-two of the properties are wholly owned and six are owned through consolidated joint ventures. As of September 30, 2007, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of September 30, 2007, Wells REIT II had raised gross offering proceeds of approximately $1.7 billion from the sale of approximately 166.5 million shares under the follow-on offering.

As of September 30, 2007, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $3.7 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $72.4 million, selling commissions and dealer-manager fees of approximately $335.9 million, other organization and offering expenses of approximately $50.4 million, and common stock redemptions of approximately $96.4 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.1 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets.

On July 9, 2007, Wells REIT II filed a registration statement with the SEC to register 375,000,000 shares of its common stock, of which up to 300,000,000 shares are to be offered in a primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. As described in the registration statement, discounts may also be available for other categories of purchasers. The remaining 75,000,000 shares of common stock are to be offered under Wells REIT II’s amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Wells REIT II has not issued any shares under the aforementioned registration statement as it has not been declared effective by the SEC. Wells REIT II does not expect to commence an offering under the aforementioned registration statement until the earlier of the date Wells REIT II sells all the shares available for sale in its current offering or November 10, 2008.

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

Redeemable Common Stock

As of September 30, 2007, Wells REIT II’s share redemption program provided that Wells REIT II will honor all redemption requests made within two years following the death of a stockholder. Wells REIT II is party to an agreement under which an affiliate of London Life and Casualty Reinsurance Corporation will provide an insurance-backed funding source for the redemption of shares under its share redemption program in the event Wells REIT II receives an unusually large number of redemption requests due to the death of investors (the “Insurance Agreement”). As the decision to honor redemptions sought within two years following the death of a stockholder is outside of the control of Wells REIT II, and the Insurance Agreement provides Wells REIT II with the ability to fund all of such redemptions, the present value of the future estimated deductible amounts under the Insurance Agreement are recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet.

In addition, Wells REIT II is required to honor redemptions other than those sought within two years following the death of a stockholder up to the amount of proceeds raised in the current calendar year under the dividend reinvestment plan. Accordingly, the amount of proceeds raised under the dividend reinvestment plan, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. As of September 30, 2007 and December 31, 2006, shares tendered for redemption and not yet redeemed of approximately $0.4 million and approximately $3.9 million, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

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

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swap agreements to hedge its exposure to changing interest rates on variable rate debt instruments. Wells REIT II accounts for interest rate swap agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the fair value of all interest rate swap agreements are included in either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. The change in fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statement of stockholders’ equity. The changes in fair value of all other interest rate swap agreements are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Net amounts received or paid under interest rate swap agreements are recorded as adjustments to interest expense as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (“FIN 48”), which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations. Upon adopting FIN 48 effective January 1, 2007, Wells REIT II wrote-off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of cumulative distributions in excess of earnings. Wells REIT II does not currently anticipate the total amount of unrecognized tax benefits will significantly increase or decrease by the end of 2007. As of September 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by U.S. or various state tax jurisdictions.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and evaluating the financial statement impact of SFAS 159 on its consolidated financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As such, Wells REIT II has postponed its evaluation of the provisions of SOP 07-1 and related impact on its consolidated financial statements and accompanying notes.

3.	Real Estate Acquisitions

Summary

As of September 30, 2007, Wells REIT II owned interests in 58 properties as a result of acquiring the 7 properties described below during the third quarter of 2007, acquiring 2 properties during the first two quarters of 2007, acquiring 9 properties and completing construction of the LakePointe 3 building during the year ended December 31, 2006, and acquiring 39 properties in prior periods.

Pasadena Corporate Park Buildings Acquisition

On July 11, 2007, Wells REIT II purchased two three-story office buildings and a single-story retail building containing approximately 265,000 aggregate rentable square feet located on an approximate 8.2-acre parcel of land at 3453, 3455, 3465 and 3475 East Foothill Boulevard in Pasadena, California for a purchase price of approximately $116.0 million, exclusive of closing costs.

7031 Columbia Gateway Building Acquisition

On July 12, 2007, Wells REIT II purchased a five-story office building containing approximately 248,000 rentable square feet located on an approximate 14.6-acre parcel of land at 7031 Columbia Gateway Drive in Columbia, Maryland for a purchase price of approximately $62.1 million, exclusive of closing costs.

Cranberry Woods Drive Land Acquisition

On August 1, 2007, Wells REIT II purchased an 83.4 acre parcel of land in Cranberry, Pennsylvania (the “Cranberry Woods Drive Land”) for approximately $14.6 million, exclusive of closing costs. Wells REIT II also entered into a development agreement for the construction of three office buildings on the Cranberry Woods Drive Land. See Note 6 for a discussion of this development agreement.

222 E. 41st Street Building Acquisition

On August 17, 2007, Wells REIT II purchased a 25-story office building containing approximately 372,000 rentable square feet located at 222 E. 41st Street in New York, New York (“the 222 E. 41st Street Building”) for a purchase price of approximately $319.8 million, exclusive of closing costs. The 222 E. 41st Street Building was acquired subject to a 49-year ground lease.

Bannockburn Lake III Building

On September 10, 2007, Wells REIT II purchased a three-story office building containing approximately 106,000 rentable square feet located on an approximate 10.2-acre parcel of land at 2355 Waukegan Road, Bannockburn, Illinois for a purchase price of approximately $20.2 million, exclusive of closing costs.

1200 Morris Drive Building

On September 14, 2007, Wells REIT II purchased a three-story office building containing approximately 114,000 rentable square feet located on an approximate 11.7-acre parcel of land at 1200 Morris Drive, Wayne, Pennsylvania for a purchase price of approximately $29.3 million, exclusive of closing costs and purchase price adjustments.

South Jamaica Street Buildings

On September 26, 2007, Wells REIT II purchased three four-story office buildings and one five-story office building containing approximately 478,000 aggregate rentable square feet located on an approximate 30.8-acre parcel of land at 9127, 9189, 9191 and 9193 South Jamaica Street, Englewood, Colorado for a purchase price of approximately $138.5 million, exclusive of closing costs.

4.	Line of Credit and Notes Payable

As of September 30, 2007 and December 31, 2006, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2007	December 31, 2006
Wachovia Line of Credit	$146,500	$126,000
222 E. 41st Street Building mortgage note	131,037	—
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	49,055	46,667
263 Shuman Boulevard Building mortgage note	49,000	—
One West Fourth Street Building mortgage note	47,243	48,414
800 North Frederick Building mortgage note	46,400	46,400
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,038	30,840
9 Technology Drive Building mortgage note	23,800	23,800
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	—
Key Center Complex mortgage notes	13,978	13,375
LakePointe 3 construction loan	—	17,027

Total indebtedness	$983,051	$774,523

During the three months ended September 30, 2007, Wells REIT II engaged in the following significant activities with respect to its notes payable:

On August 16, 2007, Wells REIT II obtained a $130.3 million loan secured by the 222 East 41st Street Building in favor of Anglo Irish Bank Corporation, PLC (“Anglo Irish Bank”), the proceeds of which were used to purchase the 222 East 41st Street Building (See Note 3). The note bears interest at LIBOR plus 120 basis points (approximately 6.953% per annum as of September 30, 2007); however, interest has been effectively fixed at 6.675% for the life of the loan through an interest rate swap agreement with Anglo Irish Bank. The note matures in August 2017. Interest is due monthly; however, under the terms of the loan agreement, monthly debt service amounts are added to the outstanding balance of the note over the term.

Wells REIT II made interest payments, including amounts capitalized, of approximately $26.6 million and $26.3 million during the nine months ended September 30, 2007 and 2006, respectively. In addition, Wells REIT II paid a $5.7 million penalty in January 2006 related to repaying the University Circle Buildings mortgage note, which is included in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Wells REIT II has a $400.0 million unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A., which expires May 9, 2008. As of September 30, 2007, Wells REIT II had borrowing capacity of up to approximately $214.5 million remaining under the Wachovia Line of Credit.

5.	Share Redemption Program

The board of directors of Wells REIT II approved an amendment to the share redemption program (“SRP”), which became effective September 7, 2007. The amendment obligates Wells REIT II to honor all redemption requests that are made within two years following the death of a stockholder. The redemption limits set forth in the amended SRP are summarized below:

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

•	Wells REIT II will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from Wells REIT II’s dividend reinvestment plan during the calendar year, or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

6.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II executed a development agreement with an unrelated third party for the purpose of constructing three office buildings with an aggregate total of approximately 772,000 rentable square feet at 900 - 1100 Cranberry Woods Drive in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”). As of September 30, 2007, Wells REIT II had approximately $157.8 million in costs remaining to be incurred under the agreement. The Cranberry Woods Drive Buildings are scheduled to be constructed in two phases, with the first phase (approximately 413,000 rentable square feet) scheduled to be completed in 2009 and the second phase (approximately 359,000 rentable square feet) to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be entirely leased to Westinghouse Electric Company, LLC.

Three Glenlake Building

On August 10, 2007, Wells REIT II entered into a contribution agreement to acquire a 95% ownership interest in a joint venture that will own a 14-story office building currently under construction in Atlanta, Georgia (the “Three Glenlake Building”) for approximately $100.6 million. In connection with the execution of this agreement, Wells REIT II paid an earnest money deposit of $10.0 million, which will be applied as a credit towards Wells REIT II’s $100.6 million contribution due at closing, which is currently anticipated to be July 2008. The Three Glenlake Building, which is expected to be completed in April 2008, will contain approximately 356,000 rentable square feet and will be entirely leased to Newell Rubbermaid Inc. at rental rates to be determined based upon total construction costs.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2007, no tenants have exercised such options that had not been materially satisfied.

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

7.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Investment in real estate funded with other assets	$750	$3,368

Acquisition fees applied to real estate assets	$15,489	$11,781

Other assets assumed upon acquisition of properties	$—	$58

Other liabilities assumed upon acquisition of properties	$1,786	$965

Market value adjustment to interest rate swap	$91	$1,112

Proceeds from note payable in escrow	$—	$2,112

Accrued capital expenditures and deferred lease costs	$2,967	$5,087

Acquisition fees due to affiliate	$981	$330

Accrued redemptions of common stock	$440	$8

Commissions on stock sales and related dealer-manager fees due to affiliate	$868	$789

Other offering costs due to affiliate	$767	$834

Dividends payable	$8,665	$6,310

Discounts applied to issuance of common stock	$5,865	$3,837

Redeemable common stock	$609,518	$33,156

8.	Related-Party Transactions and Agreements

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of September 30, 2007, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $18.7 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2007 and 2006, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Commissions(1)	$14,685	$13,598	$50,275	$41,256
Asset management fees	6,515	4,940	18,545	14,345
Dealer-manager fees(1)	5,805	5,264	19,508	15,857
Acquisition fees(2)	4,601	4,181	15,489	12,610
Administrative reimbursements	2,649	1,594	6,278	4,380
Other offering costs(1)	2,759	2,381	7,339	8,307
Property management fees	625	230	1,271	461
Construction fees	—	—	—	150

	$37,639	$32,188	$118,705	$97,366

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or nine months ended September 30, 2007 or 2006, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
Administrative reimbursements due to Wells Capital and/or Wells Management	$1,206	$1,586
Acquisition fees due to Wells Capital	981	3,499
Commissions and dealer-manager fees due to WIS	868	1,052
Other offering cost reimbursements due to Wells Capital	767	2,383
Asset and property management fees due to Wells Capital and/or Wells Management	151	5,457

	$3,973	$13,977

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

9.	Subsequent Events

Sale of Shares of Common Stock

From October 1, 2007 through October 31, 2007, Wells REIT II raised approximately $64.4 million through the issuance of approximately 6.4 million shares of common stock under its follow-on offering. As of October 31, 2007, approximately 142.9 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Dvintsev Business Center Tower B

On October 2, 2007, Well REIT II acquired Wells International RE II Limited (“Wells International”), a Cypriot corporation, for approximately $32.0 million. Wells International RE II is party to a shared construction agreement with an unrelated third party for the development of a nine-story office tower in Moscow, Russia (“Dvintsev Business Center

Tower B”). Construction of Dvintsev Business Center Tower B, which will contain approximately 136,000 rentable square feet, is expected to be completed in late 2008. Upon its completion, Wells International will acquire Dvintsev Business Center Tower B for a purchase price of approximately $63.2 million towards which Wells International will receive a credit of $32.0 million plus additional earnest money deposits made by Wells International during the construction phase.

On October 2, 2007, in anticipation of its future acquisition of Dvintsev Business Center Tower B, Wells International entered into a 7-year, unsecured, fixed-rate line of credit with Zenit Bank for 930.0 million Russian rubles (“Zenit Bank Line”). Prior to Wells International’s acquisition of the Dvintsev Business Center Tower B, the Zenit Bank Line is unsecured and bears interest at a fixed rate of 11.61%. After Wells International acquires the Dvintsev Business Center Tower B, the Zenit Bank Line becomes secured and the fixed interest rate drops to 11.0%. As of October 31, 2007, no amounts have been drawn from the Zenit Bank line of credit. In connection with entering into the Zenit Bank Line, Wells REIT II entered into a foreign currency exchange agreement with Wachovia Bank, N.A., under which Wells REIT II will purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble from September 2008 through March 2009.

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

We commenced our initial public offering on December 1, 2003 and have received investor proceeds under our public offerings of common stock and invested in real estate assets through September 30, 2007. Thus, our results of operations for the three months and nine months ended September 30, 2007 and 2006, respectively, reflect growing operational revenues and expenses and general and administrative expenses. Operational revenues and expenses have increased due to real property acquisitions. General and administrative expenses have increased commensurate with our overall growth, however, as a percent of total revenues, have remained stable at approximately 4% for the three months and nine months ended September 30, 2007 and 2006.

Liquidity and Capital Resources

Overview

From January 2004 through September 2007, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund certain capital improvements identified at the time of acquisition. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future, and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2007, we generated net cash flows from operating activities of approximately $136.9 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, hotel operating costs and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $140.9 million during the nine months ended September 30, 2007. We generated net cash flows from financing activities of approximately $720.5 million during the nine months ended September 30, 2007, primarily as a result of raising proceeds from the sale of common stock under our public offerings. Such net cash flows from financing activities and cash on hand were used primarily to invest approximately $837.1 million in real estate. We expect to utilize our residual cash balance of approximately $33.3 million as of September 30, 2007 to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of October 31, 2007, we had a borrowing capacity of approximately $235.5 million under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On September 4, 2007, our board of directors declared a daily dividend for stockholders of record from September 16, 2007 through December 15, 2007 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first three quarters of 2007 and each quarter of 2006 on a per-share basis. Such dividend will be paid in December 2007.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. Our follow-on offering, which commenced in November 2005, was extended until the earlier of the sale of all 300.0 million shares or November 10, 2008. Thereafter, we expect to commence a second follow-on offering pursuant to a registration statement on form S-11 that we filed with the SEC on July 9, 2007. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, including interest expense on any outstanding indebtedness, and dividends.

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

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2007 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter
Outstanding debt obligations (1)	$983,051	$201	$262,125	$71,646	$649,079
Capital lease obligations (2)	78,000	—	—	—	78,000
Operating lease obligations	3,075	15	120	120	2,820

Total	$1,064,126	$216	$262,245	$71,766	$729,899

(1)

Amounts include principal payments only. We made interest payments of $26.6 million during the nine months ended September 30, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 and in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of $3.5 million during the nine months ended September 30, 2007 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2.5 million on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004, 21 properties during the year ended December 31, 2005, and 10 properties during the year ended December 31, 2006. During the nine months ended September 30, 2007, we acquired 8 properties and started construction on one build-to-suit, bringing our total portfolio to 58 properties as of September 30, 2007. Accordingly, the results of operations presented for the three months and nine months ended September 30, 2007 and 2006, respectively, are not directly comparable.

Comparison of the three months ended September 30, 2006 versus the three months ended September 30, 2007

Rental income and tenant reimbursements increased from approximately $59.4 million and $13.3 million, respectively, for the three months ended September 30, 2006 to approximately $82.8 million and $20.3 million, respectively, for the three months ended September 30, 2007, primarily as a result of the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $22.3 million and $6.4 million, respectively, for the three months ended September 30, 2006 to approximately $35.1 million and $8.3 million, respectively, for the three months ended September 30, 2007, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of additional real estate assets.

Depreciation and amortization increased from approximately $11.9 million and $20.5 million, respectively, for the three months ended September 30, 2006 to approximately $15.8 million and $28.9 million, respectively, for the three months ended September 30, 2007, primarily as a result of the growth in the portfolio. Depreciation and amortization are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of additional real estate assets.

General and administrative expenses increased from approximately $2.9 million for the three months ended September 30, 2006 to approximately $4.6 million for the three months ended September 30, 2007 due to the increase in the size of our portfolio of real estate assets. General and administrative expenses, as a percent of total revenues, remained stable at approximately 4% for the three months ended September 30, 2006 and 2007.

Interest expense increased from approximately $9.4 million for the three months ended September 30, 2006 to approximately $12.6 million for the three months ended September 30, 2007, primarily due to obtaining new mortgage notes, which is partially offset by a decrease in the average balance outstanding under the Wachovia Line of Credit. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of such borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

Loss on interest rate swaps increased from approximately $30,000 for the three months ended September 30, 2006 to approximately $5.5 million for the three months ended September 30, 2007, primarily due to a market valuation adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan prompted by the decline in market interest rates in September 2007.

Interest and other income increased from approximately $1.8 million for the three months ended September 30, 2006 to approximately $2.8 million for the three months ended September 30, 2007, primarily due to a timing difference arising from raising capital under our public offerings in advance of using such capital to acquire properties or repay borrowings.

We recognized net income and net income per share of approximately $2.6 million and $0.01, respectively, for the three months ended September 30, 2006, as compared to a net loss and net loss per share of approximately $2.5 million and $0.01, respectively, for the three months ended September 30, 2007. These decreases are primarily attributable to the loss on interest rate swaps and the increase in interest expense described above. We expect future earnings to increase as a result of current and future real estate acquisitions, and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the nine months ended September 30, 2006 versus the nine months ended September 30, 2007

Rental income and tenant reimbursements increased from approximately $174.2 million and $40.7 million, respectively, for the nine months ended September 30, 2006 to approximately $232.1 million and $61.3 million, respectively, for the nine months ended September 30, 2007, primarily as a result of the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Other rental income increased from approximately $77,000 for the nine months ended September 30, 2006 to approximately $2.8 million for the nine months ended September 30, 2007 primarily as a result of earning fees related to lease restructuring activities at 5 Houston and 100 E. Pratt. Unlike the majority of rental income, which is recognized ratably over long-term contracts, fees earned in connection with lease restructurings are recognized once we have completed our obligation to provide space to the tenant.

Property operating costs and asset and property management fees increased from approximately $65.3 million and $18.4 million, respectively, for the nine months ended September 30, 2006 to approximately $98.1 million and $23.7 million, respectively, for the nine months ended September 30, 2007, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of additional real estate assets.

Depreciation increased from approximately $33.8 million for the nine months ended September 30, 2006 to approximately $44.1 million for the nine months ended September 30, 2007, primarily as a result of the growth in the portfolio.

Depreciation is expected to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $60.0 million for the nine months ended September 30, 2006 to approximately $86.3 million for the nine months ended September 30, 2007 due to the growth in the portfolio and recognizing write-offs of unamortized lease-specific assets related to an early termination of the right to lease space at 5 Houston Center of approximately $5.2 million in the first quarter of 2007. Exclusive of the aforementioned write-off of $5.2 million, amortization is expected to increase in future periods, as compared to historical periods, due to owning the recently acquired assets for an entire period and future acquisitions of additional real estate assets.

General and administrative expenses increased from approximately $8.8 million for the nine months ended September 30, 2006 to approximately $12.6 million for the nine months ended September 30, 2007, primarily due to the increase in the size of our portfolio of real estate assets. General and administrative expenses, as a percent of total revenues, remained stable at approximately 4% for the nine months ended September 30, 2006 and 2007.

Interest expense increased from approximately $30.8 million for the nine months ended September 30, 2006 to approximately $34.7 million for the nine months ended September 30, 2007, primarily due to obtaining new mortgage notes, which is partially offset by a decrease in the average balance outstanding under the Wachovia Line of Credit. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of such borrowings. Future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will largely depend on the level of additional proceeds we raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, and the timing of such future acquisitions.

We recognized a loss on early extinguishment of debt of $1.1 million during the nine months ended September 30, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of approximately $5.2 million.

We recognized a loss on interest rate swaps of approximately $5.5 million for the nine months ended September 30, 2007 compared to a gain of approximately $33,000 for the nine months ended September 30, 2006, primarily due to a market valuation adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan prompted by the decline in market interest rates in September 2007.

Interest and other income increased from approximately $5.5 million for the nine months ended September 30, 2006 to approximately $7.1 million for the nine months ended September 30, 2007, primarily due to a timing difference arising from raising capital under our public offerings in advance of using such capital to acquire properties or repay borrowings.

Net income and net income per share decreased from approximately $5.8 million and $0.03, respectively, for the nine months ended September 30, 2006 to approximately $2.6 million and $0.01, respectively, for the nine months ended September 30, 2007 primarily due to the loss on interest rate swaps and write-offs of unamortized lease-specific assets related to the termination at 5 Houston Center described above, partially offset by other rental income recognized for early lease terminations. We expect future earnings to increase as a result of current and future real estate acquisitions and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Funds From Operations

Funds from operations (“FFO”) is a non-GAAP financial measure and should not be viewed as an alternative to net income as a measurement of our operating performance. We believe that FFO is a beneficial indicator of the performance of equity REITs. Specifically, FFO calculations exclude factors such as depreciation and amortization of real estate assets and gains or losses from sales of operating real estate assets. As such factors can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates, FFO may provide a valuable comparison of operating performance between periods and with other REITs. Management believes that accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. As a result, we believe that the use of FFO, together with the required GAAP presentation, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. We calculate FFO in accordance with the current National Association of Real Estate Investment Trusts (“NAREIT”) definition. However, other REITs may not define FFO in accordance with the NAREIT definition, or may interpret the current NAREIT definition differently than we do.

As presented below, FFO is adjusted to exclude the impact of certain noncash items, such as depreciation, amortization, and gains on the sale of real estate assets. Reconciliations of net income (loss) to FFO are presented below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(2,453)	$2,637	$2,613	$5,842
Add:
Depreciation of real assets	15,796	11,937	44,087	33,846
Amortization of lease-related costs	28,883	20,475	86,292	59,988

FFO	$42,226	$35,049	$132,992	$99,676

Weighted-average common shares outstanding	342,924	247,285	317,232	226,983

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

Noncash Items Included in Net Income (Loss):

•

Straight-line rental revenue of approximately $3.7 million and $5.1 million was recognized for the three months ended September 30, 2007 and 2006, respectively, and approximately $12.6 million and $16.1 million was recognized for the nine months ended September 30, 2007 and 2006, respectively;

•

Amortization of above-market/below-market in-place leases and lease incentives of approximately $2.9 million and $4.6 million was recognized for the three months ended September 30, 2007 and 2006, respectively, and approximately $10.4 million and $10.3 million was recognized for the nine months ended September 30, 2007 and 2006, respectively;

•

Amortization of deferred financing costs, discounts on notes payable, and interest accrued into the basis of notes payable of approximately $2.4 million and $0.4 million was recognized as interest expense for the three months ended September 30, 2007 and 2006, respectively, and approximately $5.0 million and $1.3 million was recognized as interest expense for the nine months ended September 30, 2007 and 2006, respectively;

•	Approximately $5.5 million was recognized as a loss on interest rate swap for the three and nine months ended September 30, 2007, respectively;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the nine months ended September 30, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006.

Cash Item Excluded from Net Income (Loss):

•

Master lease proceeds relating to previous acquisitions of approximately $1.2 million and $5.7 million were collected during the three months ended September 30, 2007 and 2006, respectively, and approximately $1.4 million and $6.0 million were collected during the nine months ended September 30, 2007 and 2006, respectively. Master lease proceeds are recorded as an adjustment to the basis of real estate assets during the period acquired and, accordingly, are not included in net income or FFO. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

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

Legal Actions Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc., formerly known as Wells Real Estate Investment Trust, Inc. (referenced herein as “Piedmont REIT”) filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, our advisor, certain affiliates of WREF and certain of our officers and directors who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the court. Our advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT, filed a putative derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, our advisor, certain affiliates of WREF and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court granted the defendants’ motion for a protective order staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Our advisor and officers and directors who are named in the complaint intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under construction

•	Property under contract

•	Commitments under existing lease agreements; and

•	Litigation.

Share Redemption Program

Our board of directors approved an amendment to the SRP, which became effective September 7, 2007. The amendment obligates us to honor all redemption requests that are made within two years following the death of a stockholder. The redemption limits set forth in the SRP are summarized below:

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

In June 2006, we entered into an insurance agreement with an affiliate of London Life and Casualty Reinsurance Corporation to provide us with an insurance-backed funding source for the redemption of the shares under our share redemption program in the event we receive an unusually large number of redemption requests due to the death of investors. The insurance proceeds will be paid to us after a quarterly adjusted deductible, currently $17.1 million for the quarter ending September 30, 2007, is met. The deductible adjusts with additional investment proceeds raised and with the changing demographics of our stockholder base (age, gender, etc.). The maximum dollar value of proceeds that we can collect under the insurance agreement is $6.0 billion in aggregate or $5.0 million for any individual redemption request. The insurance agreement has a 10-year term unless it expires earlier upon the occurrence of one of the following liquidity events: (i) the listing of our shares on a national exchange, (ii) our liquidation, or (iii) the acquisition of a majority of our shares by an unaffiliated entity or a merger in which we are not the surviving entity. Under our Corporate Governance Guidelines, we must seek the approval of our stockholders prior to terminating this insurance program.

Subsequent Events

Sale of Shares of Common Stock

From October 1, 2007 through October 31, 2007, we raised approximately $64.4 million through the issuance of approximately 6.4 million shares of our common stock under our follow-on offering. As of October 31, 2007, approximately 142.9 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Dvintsev Business Center Tower B

On October 2, 2007, we acquired Wells International RE II Limited (“Wells International”), a Cypriot corporation, for approximately $32.0 million. Wells International RE II is party to a shared construction agreement with an unrelated third party for the development of a nine-story office tower in Moscow, Russia (“Dvintsev Business Center Tower B”). Construction of Dvintsev Business Center Tower B, which will contain approximately 136,000 rentable square feet, is expected to be completed in late 2008. Upon its completion, Wells International will acquire Dvintsev Business Center Tower B for a purchase price of approximately $63.2 million towards which Wells International will receive a credit of $32.0 million plus additional earnest money deposits made by Wells International during the construction phase.

On October 2, 2007, in anticipation of its future acquisition of Dvintsev Business Center Tower B, Wells International entered into a 7-year, unsecured, fixed rate line of credit with Zenit Bank for 930.0 million Russian rubles (“Zenit Bank Line”). Prior to Wells International’s acquisition of the Dvintsev Business Center Tower B, the Zenit Bank Line is unsecured and bears interest at a fixed rate of 11.61%. After Wells International acquires the Dvintsev Business Center Tower B, the Zenit Bank Line becomes secured and the fixed interest rate drops to 11.0%. As of October 31, 2007, no amounts have been drawn from the Zenit Bank line of credit. In connection with entering into the Zenit Bank Line, we entered into a foreign currency exchange agreement with Wachovia Bank, N.A., under which we will purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble from September 2008 through March 2009.

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

Our financial instruments consist of both fixed and variable rate debt. The Wachovia Line of Credit, the 80 Park Plaza Building mortgage note, and the 222 E. 41st Street Building mortgage note are our only debt instruments that bear interest at a variable rate. As of September 30, 2007, we had $146.5 million outstanding balance on the Wachovia Line of Credit, $49.1 million outstanding on the 80 Park Plaza Building mortgage note, $131.0 million outstanding on the 222 E. 41st Street Building mortgage note, and $656.5 million in fixed-rate term mortgage loans. The weighted-average interest rate of our fixed and variable rate debt at September 30, 2007 was 5.8%.

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

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.449% per annum as of September 30, 2007) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.275% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 80 Park Plaza Building mortgage note at 6.575%.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at LIBOR plus 120 basis points (approximately 6.953% per annum as of September 30, 2007) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.475% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

Approximately $656.5 million of our total debt outstanding as of September 30, 2007 is subject to fixed rates, with an average interest rate of 5.2% and expirations ranging from 2008 to 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio but has no impact on interest incurred or cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)

On September 12, 2007, we issued options to purchase 5,000 shares of common stock at an exercise price of $12.00 per share to our independent directors under our Independent Director Stock Option Plan. These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. All equity securities sold by us in the quarter ended September 30, 2007 were sold in an offering registered under the Securities act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2007, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2007	518	$9.53	(2)
August 2007	627	$9.42	(2)
September 2007	426	$9.45	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; and August 8, 2007.

(2)

Effective September 7, 2007 we limit redemptions under the share redemption program as follows: We will not make “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed 100% of the net proceeds from our dividend reinvestment plan during the calendar year or 5% of the weighted-average number of shares outstanding in the prior calendar year. We will honor all redemption requests if the request is made within two years of a stockholder’s death.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On September 12, 2007, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Our stockholders elected the following individuals to the board of directors: Leo Wells, III; Douglas Williams; Charles Brown; Richard Carpenter; Bud Carter; Nelson Mills; and Neil Strickland.

(c)	The above matter was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	165,642,230	1,990,184
Douglas Williams	165,747,603	1,884,811
Charles Brown	165,676,701	1,955,713
Richard Carpenter	165,686,293	1,946,121
Bud Carter	165,666,431	1,965,983
Nelson Mills	165,706,684	1,925,730
Neil Strickland	165,606,420	2,025,994

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2007, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 7, 2007	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2007 FORM 10-Q OF

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

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.3	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated October 31, 2007.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002