Form 10-K
period 2007-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2008-03-27
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2007

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

    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated flier, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2007 was approximately 332,344,551.

Number of shares outstanding of the registrant’s

Only class of common stock, as of February 29, 2008: 379,720,521 shares

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Funds Investment Trust II, Inc. Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 29, 2008.

FORM 10-K

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A herein for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1. BUSINESS

General

Wells REIT II is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II, “we,” “us,” or “our” herein include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2007, we owned interests in 57 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 17.0 million square feet of rentable space located in 21 states and the District of Columbia. Fifty-four of the properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2007, our office and industrial properties were approximately 98% leased.

Our stock is not listed on a public securities exchange. However, our charter requires that if our stock is not listed on a national securities exchange by October 2015, we must either seek stockholder approval of an extension or amendment of this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval to extend or amend this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

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

We have developed specific standards for determining creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building. Creditworthy tenants of the type we target are highly valued in the marketplace and, accordingly, competition for acquiring properties with these creditworthy tenants is intense. As a result, the purchase prices for such properties remain high and capitalization rates, or the first year rate of return required by an investor, remain low. We remain committed to investing in quality properties with creditworthy tenants.

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

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in public offerings and debt placed or assumed upon the acquisition of certain properties. We anticipate that the majority of the cost of our acquisitions will be funded from the proceeds of our ongoing public offering. However, we may fund acquisitions through existing or future debt arrangements.

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

As of December 31, 2007, we had debt outstanding under variable- and fixed-rate borrowing instruments. Other than our working capital line of credit, the interest rates on our variable-rate borrowing instruments have been effectively fixed through interest rate swap agreements. Our working capital line of credit allows maximum flexibility with regard to our capital resources. The extent to which we draw on our working capital line of credit is driven primarily by timing differences between raising capital in our public offerings and identifying and closing on property acquisitions. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

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

Borrowing Policies.    Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% leverage ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2007, our leverage ratio was approximately 23%.

Policies Regarding Operating Expenses.    We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter. For the four consecutive quarters ending December 31, 2007, total operating expenses represented 1.3% of average invested assets and 12.2% of net income.

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

Listing Policy.    We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, we believe it is more cost effective to remain unlisted and utilize Wells Capital as our external advisor at the present time than it would be to internalize all the resources necessary to operate a listed company. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature and then listing the shares at a price that is anticipated to be higher than the price at which they might trade today.

Employees

The employees of Wells Capital and its affiliate, Wells Management Company, Inc. (“Wells Management”) perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled approximately $8.8 million, $6.0 million, and

$3.8 million for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain services essential to us, including asset management services, supervision of the property management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative services, including accounting services, stockholder communications, and investor relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $139.7 million as of February 29, 2008. As of December 31, 2007, we believe that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, our advisor, certain affiliates of WREF and certain of our officers and directors who formerly served as officers and directors of Piedmont REIT prior to the closing of the Piedmont REIT internalization transaction on April 16, 2007. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants have committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT has been damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24) staying discovery until the court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the discovery stay entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the court granted the motion to dismiss.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the Securities and Exchange Commission (“SEC”), including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsreitII.com, through a link to the http://www.sec.gov Web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than reserves that we may establish, or our existing line of credit, we do not have sources specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could reduce the amounts available for distribution to our stockholders.

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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice, with the exception of amendments that would materially adversely affect the rights of redeeming heirs. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment because of the illiquid nature of our shares.

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

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

As of February 29, 2008, our sponsors had only invested approximately $1.4 million in us, primarily by our advisor purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering and by our three officers purchasing shares of common stock for $9.05 per share in our initial public offering. Therefore, if we are successful in raising enough proceeds from our ongoing public offering to be able to reimburse our promoters for the significant organization and offering expenses of that offering, our promoters have little exposure to loss, especially if our shares are worth more than $9.05 per share upon the disposition of our properties. Without this exposure, our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

If the fiduciary of an employee pension benefit plan subject to ERISA (such as a profit-sharing, Section 401(k), or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts, or IRAs investing in shares. Fiduciaries investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock should satisfy themselves that:

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, nor do Wells Capital or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, Wells Capital, or its affiliates. If any of these key personnel were to cease their affiliation with us, Wells Capital, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s and our property managers’ ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and our advisor and any property managers we retain may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our operating performance could suffer if Wells Capital or its affiliates incur significant losses, including those losses that may result from being the general partner of other entities or the guarantor of debt held by other entities.

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation or as a result of having to perform under guarantees, could hinder their ability to successfully manage our operations and our portfolio of investments. WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT Inc., a WREF-sponsored product that is in the start-up phase of its operations, equal to approximately $139.7 million as of February 29, 2008.

In addition, as a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital or its affiliates could provide, our operations and financial performance could suffer.

Payment of compensation to Wells Capital and its affiliates will reduce cash available for investment and distribution, and increases the risk that you will not be able to recover the amount of your investment in our shares.

Wells Capital and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We will pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. Largely as a result of these substantial fees, we expect that for each share sold in our currently ongoing primary offering of up to 300.0 million shares of common stock, no more than $8.71 per share (and possibly as low as $8.65 per share) will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We will also pay significant fees to Wells Capital and its affiliates during our operational stage. Those fees include obligations to reimburse Wells Capital and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of Wells Capital could also receive significant payments even without our reaching the investment return thresholds should we seek to become self-managed. Due to the public market’s preference for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor irrespective of whether investors enjoyed the returns on which we have conditioned other incentive compensation.

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

If we are unable to fund the future capital needs of our properties, cash distributions to our stockholders and the value of our investments could decline.

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

Maryland law provides that a director has no liability in that capacity if he performs his duties in good faith, in a manner he reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter provides that no independent director shall be liable to us or our stockholders for monetary damages and that we will generally indemnify them for losses unless they are grossly negligent or engage in willful misconduct. As a result, we and our stockholders may have more limited rights against our independent directors than might otherwise exist under common law, which could reduce our and our stockholders’ recovery from these persons if they act in a negligent manner. In addition, we may be obligated to fund the defense costs incurred by our independent directors (as well as by our other directors, officers, employees, and agents) in some cases.

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

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

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

•

We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income, and 100% of our undistributed income from prior years.

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

•

We may perform additional non-customary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes.

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

To qualify as a REIT, we must satisfy tests on an ongoing basis concerning, among other things, the sources of our income, the nature of our assets, and the amounts we distribute to our stockholders. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Foreign currency gains may threaten our REIT status, and foreign currency losses may reduce the income received from our foreign investments.

Foreign currency gains that we derive from certain of our investments will be treated as qualifying income for purposes of the REIT income tests if such gains are derived with respect to underlying income that itself qualifies for purposes of the REIT income tests, such as interest on loans that are secured by mortgages on real property. Other foreign currency gains, however, will be treated as income that does not qualify under the 95% or 75% gross income tests, unless certain technical requirements are met. No assurance can be given that these technical requirements will be met in the case of any foreign currency gains that we recognize directly or through pass-through subsidiaries, or that those technical requirements will not adversely affect our ability to satisfy the REIT qualification requirements. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

Foreign taxes we incur will not be creditable to or otherwise pass through to our shareholders.

Taxes that we pay in foreign jurisdictions may not be passed through to, or be used by our stockholders as a foreign tax credit or otherwise.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of Wells REIT II. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your ownership of shares and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on ownership of shares.

Risks Associated with Debt Financing

We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.

As of February 29, 2008, we had total outstanding indebtedness of $923.4 million, which consisted of $5.0 million outstanding under a fixed-rate line of credit, $100.0 million outstanding under an unsecured variable-rate term loan, and $818.4 million outstanding under mortgage loans with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our dividends, and for other purposes.

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

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our Wachovia line of credit facility includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any non-recourse obligation of $20 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

High mortgage interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.

If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace Wells Capital as our advisor. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay dividends to our stockholders.

As of February 29, 2008, we had $923.4 million of indebtedness, including $100.0 million of variable-rate debt, not effectively fixed when considered in connection with an interest rate swap. We expect that we will incur additional indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay dividends. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

High debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our policies do not limit us from incurring additional debt until debt would exceed 50% of the cost of our assets, though we may exceed this limit under some circumstances. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

Risks Related to Conflicts of Interest

Wells Capital and possibly Wells Management will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., our advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering the overall return to our stockholders.

We rely on Wells Capital to identify suitable investment opportunities. Other WREF-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other WREF-sponsored programs. If Wells Capital directs an investment opportunity to a WREF- sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, we rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to a property owned by another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Our charter disclaims any interest in an investment opportunity known to Wells Capital that Wells Capital has not recommended to us. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of dividends we may be able to pay.

Wells Capital will face conflicts of interest relating to joint ventures that we may form with affiliates of Wells Capital, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other WREF-sponsored programs for the acquisition, development, or improvement of properties. Wells Capital may have conflicts of interest in determining which WREF-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Wells Capital may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since Wells Capital and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.

Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations to suffer.

We rely on Wells Capital and its affiliates for the day-to-day operation of our business. Wells Capital and its affiliates, including our officers, have interests in other WREF-sponsored programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other WREF-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs could delay the investment of the proceeds of our ongoing public offering. Delays we encounter in the selection, acquisition, and development of income-producing properties would reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.

Our executive officers and some of our directors are also officers and directors of our advisor, our dealer-manager, and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

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

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle Wells Capital to increased acquisition and asset management fees;

•	property sales, which entitle Wells Capital to real estate commissions and possible success-based sale fees;

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

We will incur acquisition fees payable to Wells Capital as shares are sold under our public offering, irrespective of the timing of the property acquisitions to which the fees relate. Moreover, Wells Capital and Wells Management will have considerable discretion with respect to the terms and timing of acquisitions, dispositions and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in the best interest of our stockholders.

Our directors’ and officers’ loyalties to other WREF-sponsored programs could influence their judgment, resulting in actions that are not in our stockholders’ best interest or that result in a disproportionate benefit to another WREF-sponsored program at our expense.

Some of our directors and officers are also directors or officers of other WREF-sponsored programs. Specifically, one of our directors and three of our officers are also directors or officers, respectively, of the Wells Timberland REIT, Inc. The loyalties of our directors and officers serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

•

The conflicts committee of our board of directors must evaluate the performance of Wells Capital with respect to whether Wells Capital is presenting to us our fair share of investment opportunities. If our advisor is not presenting a sufficient number of investment opportunities to us because it is presenting many opportunities to other WREF-sponsored programs or if our advisor is giving preferential treatment to other WREF-sponsored programs in this regard, our conflicts committee may not be well-suited to enforce our rights under the terms of the advisory agreement or to seek a new advisor.

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

•	A decision of the board or the conflicts committee regarding the timing of property sales could be influenced by concerns that the sales would compete with those of other WREF-sponsored programs.

International Business Risks

We are subject to additional risks from our international investments.

In anticipation of the future acquisition of an office property that is currently under construction in Russia, we acquired a wholly owned Cypriot subsidiary through which we created and acquired a wholly owned Russian operating entity in 2007. We may also purchase additional properties located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments include the following risks:

•	the burden of complying with a wide variety of foreign laws, including:

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws; and

•

existing or new laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest, and changes in national or local governmental or economic conditions;

•

the willingness of domestic or foreign lenders to make mortgage loans in certain countries and changes in the availability, cost, and terms of mortgage funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our willingness, or inability as a result of the United States Foreign Concept Practices Act, to comply with local business customs in certain regions; and

•	our advisor’s limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties outside the United States may subject us to foreign currency risks, which may adversely affect distributions.

Investments outside the United States may be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity. Our ability to hedge such currency risk may be limited or cost prohibitive in certain countries.

Foreign currency gains may threaten our REIT status, and foreign currency losses may reduce the income received from our foreign investments. Further, bank accounts held in a foreign currency, which are not considered cash or cash equivalents, may threaten our status as a REIT.

Section 1031 Exchange Program Risks

If we were to participate in the Section 1031 Exchange Program, we would have increased exposure to liabilities from litigation, which would increase the risks faced by our stockholders.

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

If we were to participate in the Section 1031 Exchange Program, we would be subject to risks associated with co-tenancy arrangements that are not otherwise present in a real estate investment; these risks could reduce the value of our co-tenancy investments and the overall return to our investors.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2007, we owned interests in 57 office properties, one industrial building, one hotel, and one office property under construction located in 21 states and the District of Columbia. Fifty-four of these properties are wholly owned and six are owned through consolidated joint ventures. At December 31, 2007, our office and industrial properties were approximately 98% leased with an average lease term remaining of approximately 7.3 years.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office and industrial properties as of December 31, 2007, and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2007 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2007 Annualized Gross Base Rent
Vacant	$—	376	0%
2008	9,085	200	2%
2009	8,818	814	2%
2010	37,018	1,487	10%
2011	40,326	1,217	11%
2012	38,153	1,468	10%
2013	22,634	1,092	6%
2014	24,586	970	7%
2015	29,574	1,826	8%
2016	46,177	1,806	12%
2017	74,751	3,562	20%
Thereafter	42,067	1,898	12%

	$373,189	16,716	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2007.

Location	2007 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2007 Annualized Gross Base Rent
Northern New Jersey	$41,221	2,442	11%
Cleveland	34,912	1,321	9%
Atlanta	30,483	1,777	8%
San Jose	28,339	451	8%
Chicago	24,520	1,441	7%
Baltimore	24,043	904	7%
Houston	23,928	841	6%
New York	21,953	391	6%
Los Angeles	19,162	575	5%
Dallas	14,763	702	4%
Winston-Salem	13,674	431	4%
Boston	11,965	709	3%
Washington, D.C.	11,683	275	3%
Other*	72,543	4,456	19%

	$373,189	16,716	100%

*No	more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office and industrial properties as of December 31, 2007.

Industry	2007 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2007 Annualized Gross Base Rent
Legal Services	$68,840	1,578	18%
Depository Institutions	52,467	1,848	14%
Business Services	26,055	1,081	7%
Security & Commodity Brokers	22,000	702	6%
Communication	19,778	1,115	5%
Industrial Machinery & Equipment	18,727	1,044	5%
Electronic Equipment	18,611	1,395	5%
Engineering & Management	15,671	1,074	4%
Transportation Equipment	15,376	400	4%
Insurance Carriers	14,047	758	4%
Electric, Gas & Sanitary Services	13,522	1,308	4%
Chemicals & Allied Products	11,303	441	3%
Other*	76,792	3,972	21%

	$373,189	16,716	100%

*No	more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2007.

Tenant	2007 Annualized Gross Base Rent (in thousands)	Percentage of 2007 Annualized Gross Base Rent
Key Bank	$20,456	5%
Jones Day	17,986	5%
T. Rowe Price	13,091	4%
Pershing	11,288	3%
AT&T	10,271	3%
Northrop Grumman	9,878	3%
PSE&G	8,583	2%
Womble Carlyle	8,366	2%
Bingham, McCutchen, LLP	7,691	2%
General Electric	7,490	2%
Other*	258,089	69%

	$373,189	100%

*No	more than 2% is attributable to any individual tenant.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2007.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 29, 2008, we had approximately 379.7 million shares of common stock outstanding held of record by a total of approximately 108,000 stockholders. The number of stockholders is based on the records of Wells Capital, which serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in our ongoing public offering of our common stock, we are required pursuant to FINRA Conduct Rules to disclose in each annual report distributed to stockholders a per-share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of the shares is $10 per share as of December 31, 2007. The basis for this valuation is the fact that the current public offering price for our shares is $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, as set forth above, there is no public trading market for the shares at this time, and there can be no assurance that stockholders could receive $10 per share if such a market did exist and they sold their shares or that they will be able to receive such amount for their shares in the future. We do not currently anticipate obtaining appraisals for the properties we will acquire, and accordingly, the estimated values should not be viewed as an accurate reflection of the fair market value of those properties, nor do they represent the amount of net proceeds that would result from an immediate sale of those properties. Until three years after the completion of our offering stage, Wells Capital expects to continue to use the current offering price of our shares as the estimated per-share value reported in our annual reports on Form 10-K. (We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period in which we do not engage in another public equity offering. For purposes of this definition, we do not consider a “public equity offering” to include offerings on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.)

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly dividend distributions to our stockholders. We have declared and paid dividends quarterly based on daily record dates.

Quarterly distributions paid to the stockholders during 2006 and 2007 were as follows (in thousands, except per-share amounts):

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$30,413	$33,508	$36,640	$39,699	$140,260

Per-Share Investment Income	$0.081	$0.081	$0.082	$0.082	$0.326	(1)
Per-Share Return of Capital	$0.068	$0.068	$0.069	$0.069	$0.274	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$43,081	$46,889	$50,941	$53,926	$194,837

Per-Share Investment Income	$0.086	$0.087	$0.088	$0.088	$0.349	(1)
Per-Share Return of Capital	$0.062	$0.063	$0.063	$0.063	$0.251	(2)

Total Per-Share Distribution	$0.148	$0.150	$0.151	$0.151	$0.600

(1)	Approximately 58% and 54% of the dividends paid during the years ended December 31, 2007 and 2006, respectively, were taxable to the investor as ordinary income.
(2)	Approximately 42% and 46% of the dividends paid during the years ended December 31, 2007 and 2006, respectively, were characterized as tax-deferred.

During the year ended December 31, 2005, approximately 55% and 45% of dividends paid were taxable to investors as ordinary income and characterized as tax-deferred, respectively. The amount of dividends paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

Dividends for the fourth quarter of 2007 were paid in December 2007 to stockholders of record for the period from September 16, 2007 through December 15, 2007. Dividends for the first quarter of 2008 have been declared by the board of directors at a rate consistent with our 2007 annualized dividend of $0.60 per share for stockholders of record for the period from December 16, 2007 to March 15, 2008 and were paid to stockholders in March 2008.

Redemption of Common Stock

We maintain a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP, “Ordinary Redemptions” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP), are currently redeemable at the lesser of $9.10 per share, or 91% of the price paid for those shares. The redemption price is expected to remain fixed until three years after we complete our offering stage. We will view our offering stage as complete upon the termination of our first public equity offering that is followed by a one-year period during which we do not engage in another public equity offering (other than secondary offerings or offerings related to a dividend reinvestment plan, employee benefit plan, or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price for Ordinary Redemptions would equal 95% of our per-share value as estimated by Wells Capital or another firm chosen by our board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of our estimated per-share value. We will honor all redemption requests that are made within two years following the death of a stockholder.

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

•	We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed:

•	100% of the net proceeds from our dividend reinvestment plan during the calendar year, or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

Under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of our stockholders. Approximately 5.9 million and 3.8 million shares were redeemed under the SRP, during the years ended December 31, 2007 and 2006, respectively.

We secured insurance-backed funding for the redemption of shares under our SRP in the event that we receive an unusually large number of redemption requests due to the death of investors. The insurance proceeds will be paid to us after a quarterly adjusted deductible is met, currently $18.5 million for the quarter ended December 31, 2007. The deductible adjusts with additional investment proceeds raised and with the changing demographics of our stockholder base (age, gender, etc.). The maximum dollar value of proceeds that we can collect under the insurance agreement is $6.0 billion in aggregate or $5.0 million for any individual redemption request. The insurance agreement expires in June 2016 unless it expires earlier upon the occurrence of one of the following liquidity events: (i) the listing of our shares on a national exchange, (ii) our liquidation, or (iii) the acquisition of a majority of our shares by an unaffiliated entity or a merger in which we are not the surviving entity. Under our Corporate Governance Guidelines, we must seek the approval of our stockholders prior to terminating this insurance program.

All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2007 are provided below (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2007	604	$9.50	(2)
November 2007	642	$9.37	(2)
December 2007	454	$9.25	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; and August 8, 2007.
(2)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.

Unregistered Issuance of Stock Options

During 2007 we issued options to purchase 7,500 shares of common stock to our independent directors under our Independent Director Stock Option Plan. These options were issued with an exercise price of $12 per share and were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as the securities were issued privately to five accredited investors.

ITEM 6. SELECTED	FINANCIAL DATA

The following selected financial data for the years ended December 31, 2007, 2006, 2005, 2004, and the period from inception (July 3, 2003) to December 31, 2003 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
Total assets	$4,102,158	$3,288,225	$2,688,883	$1,155,765	$1,652
Total stockholders’ equity	$2,287,920	$2,268,020	$1,659,754	$677,115	$1
Outstanding debt	$928,297	$774,523	$832,402	$350,505	—
Outstanding long-term debt	$729,634	$756,727	$810,976	$233,977	—
Obligations under capital leases	$78,000	$78,000	$78,000	$78,000	—

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Period from Inception (July 3, 2003) to December 31, 2003
Total revenues	$433,150	$327,716	$164,454	$50,701	—
Net income (loss)	$(4,668)	$11,268	$12,521	$(4,562)	—
Funds from operations(1)	$172,161	$143,246	$80,236	$14,922	—

FFO, as adjusted to exclude market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment(1)	$184,334	$143,232	$80,236	$14,922	—
Cash flows from operations(2)	$197,160	$151,084	$76,351	$22,722	$(44)
Cash flows used in investing activities(2)	$(963,561)	$(682,478)	$(1,262,128)	$(919,658)	—
Cash flows provided by financing activities(2)	$767,813	$542,142	$1,200,253	$917,655	$201
Dividends paid	$194,837	$140,260	$80,586	$16,613	—

Per weighted-average common share data:
Net income (loss)—basic and diluted	$(0.01)	$0.05	$0.09	$(0.15)	$(4.70)
Dividends declared	$0.60	$0.60	$0.60	$0.49	—

Weighted-average common shares outstanding	328,615	237,373	139,680	31,372	—

(1)

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” for information regarding why we present funds from operations and funds from operations, as adjusted to exclude market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment, as well as reconciliations of these non-GAAP financial measure to net income.

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

Overview

We were formed on July 3, 2003 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. We are externally advised and managed by Wells Capital and Wells Management. We have elected to be taxed as a real estate investment trust for federal income tax purposes.

We commenced our initial public offering on December 1, 2003. During 2004, we began acquiring real estate assets and receiving investor proceeds under our initial public offering of common stock. We continued receiving investor proceeds and investing in real estate assets through December 31, 2007. Thus, our results of operations for the years ended December 31, 2007, 2006, and 2005 reflect growing operational revenues and expenses and fluctuating interest and general and administrative expenses. The increases in operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing to fund such acquisitions. Commensurate with the operational growth of the enterprise and the achievement of greater economies of scale, general and administrative expenses have decreased as a percent of total revenues from approximately 6% for the year ended December 31, 2005 to approximately 4% for the years ended December 31, 2006 and 2007.

During 2004, we raised approximately $0.8 billion through the issuance of common stock and acquired interests in 18 properties for an aggregate purchase price of approximately $1.0 billion. During 2005, we raised approximately $1.2 billion through the issuance of common stock and acquired interests in 21 properties for an aggregate purchase price of approximately $1.5 billion. During 2006, we raised approximately $0.9 billion through the issuance of common stock and acquired interests in 10 properties for an aggregate purchase price of approximately $0.6 billion. During 2007, we raised approximately $1.0 billion through the issuance of common stock and acquired interests in 11 properties for an aggregate purchase price of approximately $0.8 billion. We have funded our property acquisitions with a combination of net proceeds from the issuance of our common stock and from third-party borrowings. As of December 31, 2007 and 2006, our third-party borrowings totaled approximately $928.3 million and $774.5 million, respectively.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth rate declined from 2.9% in 2006 to 2.2% in 2007, primarily due to declines in private inventory investment and residential fixed investment and decelerations in exports, the majority of which occurred in the fourth quarter of 2007.

The market fundamentals underlying the U.S. office markets remained healthy through the end of 2007, as evidenced by a steady average vacancy rate of 12.5% for the fourth quarter. However, recent trends in declining employment growth rates and new office supply coming online suggest that market fundamentals could begin to deteriorate in 2008. However, as measured by office vacancy rates, the magnitude of deterioration is anticipated to be modest and will vary across markets.

The year 2007 was a record year for portfolio and individual property sale transactions. Total transaction volume for the year approximated $211 billion, an increase of 55% over 2006. Results for 2007 were primarily attributable to several large portfolio sales that closed during the first half of the year. Credit market disruptions that originated in the single-family housing sector spread to the commercial sector by mid-year, and as a result, the pace of sale transactions declined significantly during the second half of the year.

The valuation of commercial office buildings may be impacted by a recent increase in capitalization rates, or the first year rate of return required by an investor. Following the disruptions in the credit markets, capitalization rates started rising in the second half of 2007 after a five-year continuous decline. Looking ahead to 2008, capitalization rates may continue to increase, although the magnitude of such increases may be more modest for higher-quality properties. Ultimately, property valuations will be determined by a combination of capitalization rates and underlying property fundamentals. Capitalization rate movements will be significantly influenced by factors such as the amount of capital awaiting investment in real estate and the availability of debt financing. From a fundamentals standpoint, the office sector of the real estate market may struggle over the near-term with slowing rental rate growth and the potential for increases in vacancy rates, especially in markets with a large concentration of mortgage lending firms. However, a moderate supply of office space, the potential for inflation, and a large amount of equity capital in the marketplace, should lend support for existing Class-A property values.

Impact of Economic Conditions on our Portfolio

A strong tenant credit base with an average credit rating of BBB+ (for tenants with credit ratings), coupled with the lack of near-term lease rollover, should position Wells REIT II to withstand a market downturn or a possible recession. Diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date reduces our exposure to any one determinant and provides additional confidence in our ability to manage unfavorable market conditions. As of December 31, 2007, our borrowings comprised less than 23% of our total assets, which allows considerable financial flexibility. Further, the majority of our borrowings are in the form of fixed-rate financings, which helps to insulate the portfolio from interest rate fluctuations.

Liquidity and Capital Resources

Overview

From January 2004 through December 2007, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund capital improvements. We anticipate receiving proceeds from the sale of our common stock under our follow-on offering in the future and investing such proceeds in future acquisitions of real properties. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of such proceeds to fund redemptions of our common stock under our SRP. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-Term Liquidity and Capital Resources

During 2007, we generated net cash flows from operating activities of approximately $197.2 million, which is primarily comprised of receipts for rental income, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $194.8 million during 2007. During 2007, we also generated net cash flows of approximately $962.6 million from the sale of common stock under our public offerings, net of redemptions, and from additional borrowings, of which we invested approximately $925.4 million in real estate. We expect to utilize the residual cash balance on hand as of December 31, 2007 of approximately $47.5 million to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or to reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and from third-party borrowings, and to use such capital primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the SRP. As of February 29, 2008, we had remaining borrowing capacity of approximately $450.0 million under our unsecured revolving financing facility (the “Wachovia Line of Credit”). Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On December 4, 2007, our board of directors declared a daily dividend for stockholders of record from December 16, 2007 through March 15, 2008 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for each quarter of 2007 on a per-share basis. Such dividend was paid in March 2008.

We have an unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). We have pledged approximately $2.5 million of our total borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. In January 2008, we extended the maturity date of the Wachovia Line of Credit from May 9, 2008 to May 9, 2009 and entered into a $100.0 million unsecured term loan with a syndicate of banks led by Wachovia, which also expires on May 9, 2009. The term loan bears interest at either a rate of LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin, or the floating base rate, as defined, at our option. In February 2008, we exercised the accordion feature of the Wachovia Line of Credit, thereby increasing our total borrowing capacity under this facility from $400.0 million to $450.0 million.

The Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits our ratio of debt-to-total asset value, as defined, to 50% or less at all times;

•	limits our ratio of secured debt-to-total asset value, as defined, to 40% or less at all times;

•	requires our ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest coverage ratios;

•	requires maintenance of certain minimum stockholders’ equity balances; and

•	limits investments that fall outside our core investments of improved office and industrial properties.

Under the terms of the Wachovia Line of Credit, we may borrow up to 50% of the unencumbered asset value or the aggregate value of a subset of lender-approved properties. The Wachovia Line of Credit also stipulates that our net distributions, which equal total dividends and other distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our Funds from Operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT. Funds from Operations, as defined by the agreement, means net income (loss), minus (or plus) gains (or losses) from debt restructuring and sales of property during such period, plus depreciation on real estate assets and amortization (other than amortization of deferred financing costs) for such period, all after adjustments for unconsolidated partnerships and joint ventures. The Wachovia Line of Credit includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any non-recourse obligation of $20.0 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility.

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

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of February 29, 2008, approximately 123.3 million shares remain available for sale under our follow-on offering, which will expire upon the earlier of the sale of all 300.0 million shares or November 10, 2008. Thereafter, we expect to commence a second follow-on offering pursuant to a registration statement on Form S-11 that we filed with the SEC on July 9, 2007. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and dividends. Over the next five years, we anticipate funding capital expenditures necessary for our properties, including building improvements, tenant improvements, and leasing commissions, of approximately $222.4 million, exclusive of costs of properties under development.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used to pay dividends. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources—Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, certain capital expenditures identified upon acquisition, the repayment of outstanding borrowings, and the redemption of shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

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

Contractual Obligations and Commitments

As of December 31, 2007, our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$928,297	$198,663	$25,029	$100,362	$604,243
Capital lease obligations(2)	78,000	—	—	78,000	—
Purchase obligations(3)	301,096	116,900	184,196	—	—
Operating lease obligations	124,695	1,210	2,420	2,555	118,510

Total	$1,432,088	$316,773	$211,645	$180,917	$722,753

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $36.3 million during the year ended December 31, 2007 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of approximately $4.7 million during the year ended December 31, 2007 and expect to pay interest in future periods based on the terms disclosed in Note 5 to our accompanying consolidated financial statements.

(3)

Represents purchase commitments for the Three Glenlake Building, the Cranberry Woods Buildings, and Dvintsev Business Center Tower B, which were under contract or under construction at December 31, 2007 and the foreign currency exchange contract. Refer to Note 5 of our accompanying consolidated financial statements for further explanation.

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

We commenced our initial public offering on December 1, 2003. Following the receipt and acceptance of subscriptions for the minimum offering of $2,500,000 on January 22, 2004, we acquired 18 properties during the year ended December 31, 2004, acquired 21 properties during the year ended December 31, 2005, and acquired 10 properties during the year ended December 31, 2006. During the year ended December 31, 2007, we acquired 11 properties, bringing our total portfolio to 60 properties as of December 31, 2007. Accordingly, the results of operations presented for the years ended December 31, 2007 and 2006, are not directly comparable.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2007

Rental income and tenant reimbursements increased from approximately $246.5 million and $57.7 million, respectively, for the year ended December 31, 2006 to approximately $322.5 million and $83.9 million, respectively, for the year ended December 31, 2007, primarily as a result of the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Other rental income increased from approximately $78,000 for the year ended December 31, 2006 to approximately $2.8 million for the year ended December 31, 2007, as a result of earning fees related to lease restructuring activities primarily at 5 Houston Center and 100 E. Pratt. Unlike the majority of rental income, which is recognized ratably over long-term contracts, fees earned in connection with lease restructurings are recognized once we have completed our obligation to provide space to the tenant.

Property operating costs and asset and property management fees increased from approximately $92.8 million and $25.5 million, respectively, for the year ended December 31, 2006 to approximately $137.4 million and $32.9 million, respectively, for the year ended December 31, 2007, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Depreciation increased from approximately $47.2 million for the year ended December 31, 2006 to approximately $61.3 million for the year ended December 31, 2007, primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $84.8 million for the year ended December 31, 2006 to approximately $115.5 million for the year ended December 31, 2007, primarily due to the growth in the portfolio and recognizing write-offs of unamortized lease-specific assets related to an early termination of the right to lease space at 5 Houston Center of approximately $5.2 million during the first quarter of 2007. Exclusive of the aforementioned write-off of $5.2 million, amortization is expected to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire year and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $12.2 million for the year ended December 31, 2006 to approximately $18.6 million for the year ended December 31, 2007, primarily due to the increase in the size of our portfolio of real estate assets. As a percent of total revenues, general and administrative expenses remained stable at approximately 4% for the years ended December 31, 2006 and 2007.

Interest expense increased from approximately $42.9 million for the year ended December 31, 2006 to approximately $50.0 million for the year ended December 31, 2007, primarily due to obtaining new mortgage notes, partially offset by a decrease in the average balance outstanding under the Wachovia Line of Credit. Future levels of interest expense will vary, primarily based on the amounts of future borrowings and the costs of borrowings. We anticipate that future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will depend largely upon the level of additional proceeds that we are able to raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, the timing of such future acquisitions, and changes in market interest rates.

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

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $12.2 million for the year ended December 31, 2007, compared to a gain of approximately $14,000 for the year ended December 31, 2006, primarily due to a market value adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan prompted by declines in market interest rates occurring in the third and fourth quarters of 2007 and a revised economic outlook, which anticipates additional declines in market interest rates. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates. Market value adjustments to swaps that qualify for hedge accounting treatment do not impact net income (loss).

We recognized a loss on foreign currency exchange contract of approximately $470,000 due to a market value adjustment to our foreign currency exchange contract prompted by the decline in value of the U.S. Dollar compared to the Russian ruble.

Interest and other income increased from approximately $7.7 million for the year ended December 31, 2006 to approximately $9.0 million for the year ended December 31, 2007, primarily as a result of holding higher average cash balances in 2007 due to timing differences between raising capital in our public offerings and closing on property acquisitions.

We recognized net income and net income per share of approximately $11.3 million and $0.05, respectively, for the year ended December 31, 2006, as compared to a net loss and net loss per share of approximately $4.7 million and $0.01, respectively, for the year ended December 31, 2007. These decreases are primarily attributable to the loss on interest rate swaps that do not qualify for hedge accounting treatment and increase in interest expense as described above. Absent additional fluctuations in the value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future earnings to increase as a result of current and future real estate acquisitions, and expect future net income per share to fluctuate primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2006

Rental income and tenant reimbursements increased from approximately $134.9 million and $29.0 million, respectively, for the year ended December 31, 2005 to approximately $246.5 million and $57.7 million, respectively, for the year ended December 31, 2006, primarily as a result of the growth in the portfolio.

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

Property operating costs and asset and property management fees increased from approximately $45.8 million and $13.2 million, respectively, for the year ended December 31, 2005 to approximately $92.8 million and $25.5 million, respectively, for the year ended December 31, 2006, primarily as a result of the growth in the portfolio.

Depreciation of real estate and amortization of lease costs increased from approximately $24.5 million and $43.2 million, respectively, for the year ended December 31, 2005 to approximately $47.2 million and $84.8 million, respectively, for the year ended December 31, 2006, primarily as a result of growth in the portfolio.

General and administrative expenses increased from approximately $9.1 million for the year ended December 31, 2005 to approximately $12.2 million for the year ended December 31, 2006, primarily as a result of growth in the portfolio. As a percent of total revenues, general and administrative expenses decreased from approximately 6% for the year ended December 31, 2005 to approximately 4% for the year ended December 31, 2006, as a result of achieving greater economies of scale with a larger portfolio of real estate assets.

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

Interest and other income decreased from approximately $9.6 million for the year ended December 31, 2005 to approximately $7.7 million for the year ended December 31, 2006, primarily as a result of holding lower average cash balances during 2006 due to timing differences between raising capital in our public offerings and closing on property acquisitions.

Net income and net income per share decreased from approximately $12.5 million and $0.09, respectively, for the year ended December 31, 2005 to approximately $11.3 million and $0.05, respectively, for the year ended December 31, 2006, primarily due to a timing difference in raising capital through the issuance of shares under our public offerings in advance of investing a portion of such capital in real estate assets.

Portfolio Information

As of December 31, 2007, we owned interests in 57 office properties, one industrial building, one hotel, and one office property under construction, located in 21 states and the District of Columbia. Fifty-four of these properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2007, our office and industrial properties were approximately 98% leased with an average lease term remaining of approximately 7.3 years.

As of December 31, 2007, our five highest geographic concentrations were as follows:

Location	2007 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2007 Annualized Gross Base Rents
Northern New Jersey	$41,221	2,442	11%
Cleveland	34,912	1,321	9%
Atlanta	30,483	1,777	8%
San Jose	28,339	451	8%
Chicago	24,520	1,441	7%

	$159,475	7,432	43%

As of December 31, 2007, our five highest tenant industry concentrations were as follows:

Industry	2007 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2007 Annualized Gross Base Rents
Legal Services	$68,840	1,578	18%
Depository Institutions	52,467	1,848	14%
Business Services	26,055	1,081	7%
Security & Commodity Brokers	22,000	702	6%
Communications	19,778	1,115	5%

	$189,140	6,324	50%

As of December 31, 2007, our five highest tenant concentrations were as follows:

Tenant	2007 Annualized Gross Base Rents (in thousands)	Percentage of 2007 Annualized Gross Base Rents
Key Bank	$20,456	5%
Jones Day	17,986	5%
T. Rowe Price	13,091	4%
Pershing	11,288	3%
AT&T	10,271	3%

	$73,092	20%

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

In addition to presenting FFO in accordance with the current NAREIT definition, we also present FFO, as adjusted to exclude market value adjustments to interest rate swap contracts that do not qualify for hedge accounting treatment. We believe that FFO, as adjusted, is a meaningful supplemental measure of our operating performance because, to the extent that the underlying contracts remain in effect for their respective terms, the intra-term gains or losses will remain unrealized. While FFO, as adjusted, differs from NAREIT’s definition of FFO and, as a result, may not be comparable to that of other REITs and real estate companies, we believe that by excluding the effects of market value adjustments to our interest rate swap contracts that do not qualify for hedge accounting treatment (but that management has nonetheless entered into for hedging purposes), management and investors are presented with an indicator of our operating performance that more closely achieves the intended objectives of FFO disclosures because market value adjustments to swaps that qualify for hedge accounting treatment are recorded in other comprehensive loss and do not impact net income under GAAP or, thus, the calculation of FFO under the NAREIT definition.

Reconciliations of net income (loss) to FFO and to FFO, as adjusted to exclude market value adjustments to our derivative contracts, are presented below (in thousands):

	For the year ended December 31,
	2007	2006	2005
Net income (loss)	$(4,668)	$11,268	$12,521
Add:
Depreciation of real assets	61,289	47,214	24,505
Amortization of lease-related costs	115,540	84,764	43,210

FFO	172,161	143,246	80,236
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment	12,173	(14)	—

FFO, as adjusted to exclude market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment	$184,334	$143,232	$80,236

Weighted-average common shares outstanding	328,615	237,373	139,680

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

Noncash Items Included in Net Income (Loss):

•

Deferred rental revenues (including straight-line rental revenues) of approximately $16.4 million, $22.7 million, and $15.7 million was recognized for the years ended December 31, 2007, 2006, and 2005, respectively;

•	Deferred rental expenses included in operating expenses of approximately $0.4 million was recognized for the year ended December 31, 2007;

•

Amortization of above-market/below-market in-place leases of approximately $12.7 million, $12.8 million, and $3.9 million was recognized for the years ended December 31, 2007, 2006, and 2005, respectively;

•

Amortization of deferred financing costs, discounts on notes payable, and interest accrued into the basis of notes payable of approximately $8.6 million, $0.9 million, and $1.4 million was recognized as interest expense for the years ended December 31, 2007, 2006, and 2005, respectively;

•	Approximately $0.5 million was recognized as a loss on foreign currency exchange contract for the year ended December 31, 2007;

•

Approximately $1.1 million was recognized as a loss on early extinguishment of debt for the year ended December 31, 2006 in connection with prepayment of the University Circle Buildings mortgage note during January 2006; and

Cash Item Excluded from Net Income (Loss):

•

Master lease proceeds recorded as adjustments to the basis of real estate assets in the period acquired of approximately $1.4 million, $6.3 million, and $15.4 million were collected during the years ended December 31, 2007, 2006, and 2005, respectively. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, non-customary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, our investments in taxable REIT subsidiaries cannot exceed 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, and identified intangible assets and liabilities, including the value in-place leases, based in each case on our estimate of their fair values.

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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessor

As further described below, in-place leases where we are the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, we decrease the carrying value of the real estate and related intangible assets to the estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets to date.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under construction

•	Properties under contract;

•	Obligations under operating leases;

•	Obligations under capital leases;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2008 through February 29, 2008, we raised approximately $100.0 million through the issuance of approximately 10.0 million shares of our common stock under our follow-on offering. As of February 29, 2008, approximately 123.3 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Property Under Contract

On February 22, 2008 we entered into an agreement to purchase five office buildings containing approximately one million rentable square feet located in an office park in Atlanta, Georgia for $275.3 million, exclusive of closing costs. In connection with the execution of the agreement, we paid a deposit of $3.0 million to an escrow agent, which will be applied to the purchase price at closing.

Declaration of Dividends

On March 3, 2008, our board of directors declared dividends for the second quarter of 2008 in an amount equal to an annualized dividend of $0.60 per share to be paid in June 2008. Such quarterly dividends are payable to the stockholders of record at the close of business on each day during the period from March 16, 2008 through June 15, 2008.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. As of December 31, 2007 and 2006, the estimated fair value of our lines of credit and notes payable was $919.6 million and $769.2 million, respectively.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2007, our consolidated debt consisted of the following, in thousands:

	2008	2009	2010	2011	2012	Thereafter	Total
Maturing debt:
Effectively variable rate debt	$84,000	$—	$—	$—	$—	$—	$84,000
Effectively fixed rate debt(1)	$114,663	$962	$24,067	$47,579	$52,784	$604,242	$844,297

Average interest rate:
Effectively variable rate debt	5.98%	—	—	—	—	—	5.98%
Effectively fixed rate debt(1)	4.87%	6.11%	5.11%	4.65%	5.06%	5.81%	5.55%

(1)	Includes a $14.2 million loan with interest-free terms. For the purposes of calculating the average interest rate, this loan was assumed to accrue interest at an imputed rate of 5.43%.

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable rate borrowings consist of the Wachovia Line of Credit, the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note; however, only the Wachovia Line of Credit bears interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of December 31, 2007, we had $84.0 million outstanding on the Wachovia Line of Credit; $133.3 million outstanding on the 222 E. 41st Street Building mortgage note; $49.9 million outstanding on the 80 Park Plaza Building mortgage note; $4.9 million outstanding on the fixed-rate, Bank Zenit Line of Credit; and $656.2 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 5.59% as of December 31, 2007.

The Wachovia Line of Credit is subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt-to-total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. The maturity date of May 9, 2008 was extended to May 9, 2009 in January 2008. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 6.23% per annum as of December 31, 2007) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at LIBOR plus 120 basis points (approximately 6.23% per annum as of December 31, 2007) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. Under the terms of the interest rate swap agreement, we will pay monthly interest at a fixed rate of 5.475% per annum and receive LIBOR-based monthly interest payments. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

Approximately $844.3 million of our total debt outstanding as of December 31, 2007 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2007, these balances incurred interest expense at an average interest rate of 5.55% and have expirations ranging from 2008 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. As of December 31, 2007, a 1.0% change in interest rates would result in a change in interest expense on our variable-rate debt portfolio of approximately $0.8 million per year. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $78.0 million at December 31, 2007, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 0.9% of total assets at December 31, 2007 and 0% of total revenue for the year ended December 31, 2007. Assuming foreign exchange rates decreased 10% from the December 31, 2007 level, the consolidated financial statements would not have been materially affected.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountants during the years ended December 31, 2007 or 2006.

ITEM 9A(T).     CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that, as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2008 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsreitII.com.

The other information required by this Item is incorporated by reference from our 2008 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2007 except as follows: one report disclosing six transactions that were not reported on a timely basis was filed late by Mr. Wells and one report disclosing one transaction was filed late by Mr. Fretz, Mr. Pinkerton, and Mr. Carter.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item is incorporated by reference from our 2008 Proxy Statement.

Transactions with Affiliates

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by our advisory agreement with our advisor a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2007 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

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

Our advisor is at all times subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. The term of our advisory agreement runs through April 30, 2008 and is subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2007 through the most recent date practicable, which was December 31, 2007, we have compensated our advisor as set forth below.

We have incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2007 through December 31, 2007 totaled approximately $19.3 million.

Our advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer-manager fees. We reimburse our advisor for up to 2.0% of our gross offering proceeds for organization and offering costs, including legal, accounting, printing, and other accountable offering costs. From January 1, 2007 through December 31, 2007, we incurred approximately $9.7 million of organization and offering expenses.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 0.75% of the cost of (i) the occupied properties we own and (ii) our investments in joint ventures. These fees are limited to 1.0% of the net asset value of the properties included in the above calculation, calculated on a quarterly basis. Asset management fees incurred from January 1, 2007 through December 31, 2007 totaled approximately $25.9 million.

Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements from January 1, 2007 through December 31, 2007 totaled approximately $8.8 million.

The Conflicts Committee considers our relationship with the advisor during 2007 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the advisory agreement through April 30, 2008. The Conflicts Committee believes that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

The Conflicts Committee is currently in negotiations with our advisor with respect to a renewed advisory agreement with a one-year term. The terms of any such renewal are expected to be no less favorable to us than those in our current advisory agreement.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is entitled to receive selling commissions of 7% of aggregate gross offering proceeds. Commencing with the dividends paid in December 2005, we ceased paying selling commissions in connection with the sale of our shares under the dividend reinvestment plan. Previously, we had paid selling commissions of 5% of aggregate gross offering DRP proceeds. WIS reallows 100% of these selling commissions to broker dealers participating in our public offering. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waives its right to a commission, with a corresponding reduction in the purchase price of shares sold in our offering. From January 1, 2007 through December 31, 2007, we incurred selling commissions of $62.1 million to WIS, of which approximately 100% was reallowed to participating broker dealers.

WIS also earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may re-allow to participating broker dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduces its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees from us of approximately $24.3 million from January 1, 2007 through December 31, 2007, of which approximately $11.9 million was reallowed to participating broker dealers.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

On November 24, 2007, our property management, leasing, and construction management agreement with Wells Management automatically renewed for another one-year term. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we pay the following fees to Wells Management:

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

The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management fees incurred from January 1, 2007 through December 31, 2007 were $2.1 million.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2008 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2008.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/S/ CHARLES R. BROWN Charles R. Brown	Independent Director	March 27, 2008

Richard W. Carpenter	Independent Director

Bud Carter	Independent Director

/S/ E. NELSON MILLS E. Nelson Mills	Independent Director	March 27, 2008

/S/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 27, 2008

/S/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 27, 2008

/S/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 27, 2008

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “IPO Registration Statement”))

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.3	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-125643) filed with the Commission on October 19, 2005 (the “Follow-on Registration Statement”))

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the IPO Registration Statement)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Plan (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.1***	Advisory Agreement between the Company and Wells Capital, Inc. dated February 20, 2008

10.2**	Form of Dealer Manager Agreement between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Follow-on Registration Statement)

10.3	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 17, 2003)

10.4**	Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 23, 2003 (“Amendment No. 1 to IPO Registration Statement”))

10.5**	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement)

10.11**	Master Property Management, Leasing and Construction Agreement among Wells Management Company, Inc., the Company and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on February 22, 2005)

Exhibit Number	Description

10.13	Credit Agreement dated as of May 9, 2005 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Bank, N.A., as administrative agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on May 23, 2005)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 26, 2008

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per-share data)

	December 31,
	2007	2006
Assets:
Real estate assets, at cost:
Land	$494,431	$370,971
Buildings and improvements, less accumulated depreciation of $139,940 and $79,175 as of December 31, 2007 and 2006, respectively	2,364,471	1,922,523
Intangible lease assets, less accumulated amortization of $184,532 and $106,147 as of December 31, 2007 and 2006, respectively	587,185	458,917
Construction in progress	17,279	420

Total real estate assets	3,463,366	2,752,831
Cash and cash equivalents	47,513	46,100
Tenant receivables, net of allowance for doubtful accounts of $1,747 and $1,548 as of December 31, 2007 and 2006, respectively	70,409	51,897
Prepaid expenses and other assets	86,636	37,029
Deferred financing costs, less accumulated amortization of $2,668 and $1,535 as of December 31, 2007 and 2006, respectively	3,881	3,184
Intangible lease origination costs, less accumulated amortization of $93,356 and $51,867 as of December 31, 2007 and 2006, respectively	319,496	302,212
Deferred lease costs, less accumulated amortization of $2,942 and $1,039 as of December 31, 2007 and 2006, respectively	32,857	16,972
Investment in bonds	78,000	78,000

Total assets	$4,102,158	$3,288,225

Liabilities:
Lines of credit and notes payable	$928,297	$774,523
Accounts payable, accrued expenses, and accrued capital expenditures	59,627	41,817
Due to affiliates	13,385	13,977
Dividends payable	9,710	7,317
Deferred income	16,436	9,138
Intangible lease liabilities, less accumulated amortization of $21,270 and $10,638 as of December 31, 2007 and 2006, respectively	109,149	92,343
Obligations under capital leases	78,000	78,000

Total liabilities	1,214,604	1,017,115

Commitments and Contingencies	—	—

Minority Interest	3,170	3,090

Redeemable Common Stock	596,464	—

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 371,510,095 and 280,119,233 shares issued and outstanding as of December 31, 2007 and 2006, respectively	3,715	2,801
Additional paid-in capital	3,311,895	2,491,817
Cumulative distributions in excess of earnings	(427,857)	(225,549)
Redeemable common stock	(596,464)	—
Other comprehensive loss	(3,369)	(1,049)

Total stockholders’ equity	2,287,920	2,268,020

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,102,158	$3,288,225

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Rental income	$322,506	$246,532	$134,945
Tenant reimbursements	83,861	57,679	29,036
Hotel income	24,000	23,427	446
Other rental income	2,783	78	27

	433,150	327,716	164,454
Expenses:
Property operating costs	137,425	92,824	45,843
Hotel operating costs	18,004	17,523	421
Asset and property management fees:
Related-party	28,078	20,621	10,639
Other	4,838	4,911	2,539
Depreciation	61,289	47,214	24,505
Amortization	115,540	84,764	43,210
General and administrative	18,580	12,156	9,056

	383,754	280,013	136,213

Real estate operating income	49,396	47,703	28,241

Other income (expense):
Interest expense	(49,950)	(42,912)	(25,098)
Loss on early extinguishment of debt	—	(1,115)	—
Gain (loss) on interest rate swaps	(12,173)	14	—
Loss on foreign currency exchange contract	(470)	—	—
Interest and other income	9,019	7,691	9,557

	(53,574)	(36,322)	(15,541)

Income (loss) before minority interest and income tax benefit (expense)	(4,178)	11,381	12,700
Minority interest in earnings of consolidated entities	(30)	(501)	(220)

Income (loss) before income tax benefit (expense)	(4,208)	10,880	12,480
Income tax benefit (expense)	(460)	388	41

Net income (loss)	$(4,668)	$11,268	$12,521

Per-share information—basic and diluted:
Net income (loss) available to common stockholders	$(0.01)	$0.05	$0.09

Weighted-average common shares outstanding—basic and diluted	328,615	237,373	139,680

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2005	79,132	$791	$699,463	$(23,139)	$—	$—	$677,115
Issuance of common stock	119,875	1,199	1,197,555	—	—	—	1,198,754
Redemptions of common stock	(1,604)	(16)	(15,304)	—	—	—	(15,320)
Dividends ($0.60 per share)	—	—	—	(83,764)	—	—	(83,764)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(113,017)	—	—	—	(113,017)
Other offering costs	—	—	(16,535)	—	—	—	(16,535)
Net income	—	—	—	12,521	—	—	12,521

Balance, December 31, 2005	197,403	1,974	1,752,162	(94,382)	—	—	1,659,754
Issuance of common stock	86,526	865	864,395	—	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	—	(36,274)
Dividends ($0.60 per share)	—	—	—	(142,435)	—	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	—	11,268
Market value adjustment to interest rate swap	—	—	—	—	—	(1,049)	(1,049)

Comprehensive income							10,219

Balance, December 31, 2006	280,119	2,801	2,491,817	(225,549)	—	(1,049)	2,268,020

Adjustment resulting from the adoption of FIN 48 (Note 10)	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	97,251	973	971,541	—	—	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)
Redeemable common stock	—	—	—	—	(596,464)	—	(596,464)
Dividends ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)
Components of comprehensive loss:
Net loss	—	—	—	(4,668)	—	—	(4,668)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)

Comprehensive loss							(6,988)

Balance, December 31, 2007	371,510	$3,715	$3,311,895	$(427,857)	$(596,464)	$(3,369)	$2,287,920

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$(4,668)	$11,268	$12,521
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	61,289	47,214	24,505
Other amortization	128,510	97,755	47,146
Loss (gain) on interest rate swaps	12,173	(14)	—
Loss on foreign currency exchange contract	470	—	—
Non-cash interest expense	8,214	1,812	1,396
Loss on early extinguishment of debt	—	1,115	—
Minority interest in earnings of consolidated entities	30	501	220
Changes in assets and liabilities:
Increase in tenant receivables, net	(18,763)	(24,010)	(19,593)
Decrease (increase) in prepaid expenses and other assets	(7,813)	3,181	(4,609)
Increase in accounts payable and accrued expenses	10,117	7,460	6,450
Increase in due to affiliates	303	4,051	1,336
Increase in deferred income	7,298	751	6,979

Net cash provided by operating activities	197,160	151,084	76,351
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(925,415)	(663,351)	(1,248,296)
Proceeds from master leases	1,385	6,344	15,437
Acquisition fees paid	(21,059)	(16,097)	(25,253)
Lease costs paid	(18,472)	(9,374)	(4,016)

Net cash used in investing activities	(963,561)	(682,478)	(1,262,128)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,925)	(1,491)	(3,650)
Proceeds from lines of credit and notes payable	561,940	754,076	592,363
Repayments of lines of credit and notes payable	(415,174)	(809,253)	(360,676)
Prepayment penalty on early extinguishment of debt	—	(5,734)	—
Contributions from minority interest partners	122	—	726
Distributions paid to minority interest partners	(72)	(135)	(227)
Issuance of common stock	964,878	859,961	1,194,594
Redemptions of common stock	(59,505)	(32,421)	(15,320)
Dividends paid to stockholders	(194,837)	(140,260)	(80,586)
Commissions on stock sales and related dealer-manager fees paid	(77,892)	(71,547)	(109,424)
Other offering costs paid	(9,722)	(11,054)	(17,547)

Net cash provided by financing activities	767,813	542,142	1,200,253

Net increase in cash and cash equivalents	1,412	10,748	14,476
Effect of foreign exchange rate on cash and cash equivalents	1	—	—
Cash and cash equivalents, beginning of period	46,100	35,352	20,876

Cash and cash equivalents, end of period	$47,513	$46,100	$35,352

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, and 2005

1.	ORGANIZATION

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries. See Note 9 for a discussion of the advisory services provided by Wells Capital.

As of December 31, 2007, Wells REIT II owned interests in 57 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 17.0 million square feet of commercial office space located in 21 states and the District of Columbia. Fifty-four of the properties are wholly owned and six are owned through consolidated joint ventures. As of December 31, 2007, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of December 31, 2007, Wells REIT II had raised gross offering proceeds of approximately $1.9 billion from the sale of approximately 185.8 million shares under the follow-on offering.

As of December 31, 2007, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $3.8 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $76.2 million, selling commissions and dealer-manager fees of approximately $352.4 million, other organization and offering expenses of approximately $52.8 million, and common stock redemptions of approximately $113.4 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.2 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of December 31, 2007, approximately 133.3 million shares remain available for sale to the public under the follow-on offering, exclusive of shares available under the dividend reinvestment plan.

On July 9, 2007, Wells REIT II filed a registration statement with the SEC to register 375.0 million shares of its common stock, of which up to 300.0 million shares are to be offered in a primary offering for $10 per share, with volume discounts available to investors who purchase more than 50,000 shares at any one time. As described in the registration statement, discounts may also be available for other categories of purchasers. The remaining 75.0 million shares of common stock are to be offered under Wells REIT II’s amended and restated dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Wells REIT II has not issued any shares under the aforementioned registration statement as it has not been declared effective by the SEC. Wells REIT II does not expect to commence an offering under the aforementioned registration statement until the earlier of the date Wells REIT II sells all the shares available for sale in its current offering or November 10, 2008.

Wells REIT II’s stock is not listed on a public securities exchange. However, Wells REIT II’s charter requires that if Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval to extend or amend this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Wells REIT II’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT II, Wells OP II, and any variable interest entity (“VIE”) in which Wells REIT II or Wells OP II is deemed the primary beneficiary. With respect to entities that are not VIEs, Wells REIT II’s consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or its subsidiaries owns a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries owns a controlling general partnership interest. In determining whether Wells REIT II or Wells OP II has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.

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

In addition, Wells REIT II owns controlling interests in four real properties through its majority ownership in the following entities: Wells REIT II/Lincoln-Highland Landmark III, LLC; Nashoba View Ownership, LLC; and 2420 Lakemont Avenue, LLC (collectively, the “Joint Ventures”). Therefore, the accounts of each of the Joint Ventures are included in the accompanying consolidated financial statements.

All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $74,000 and $162,000 was capitalized during the years ended December 31, 2007 and 2006, respectively.

Wells REIT II’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Building improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate and related intangible assets may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, Wells REIT II decreases the carrying value of the real estate and related intangible assets to the estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. Wells REIT II has determined that there has been no impairment in the carrying value of real estate assets held by Wells REIT II to date.

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, including land and building, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells REIT II’s estimate of their fair values.

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

Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor

As further described below, in-place leases with Wells REIT II as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of December 31, 2007 and 2006, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2006	$147,749	$417,315	$354,080	$102,981

2007	$156,447	$506,024	$412,852	$130,419

During the years ended December 31, 2007, 2006, and 2005, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2005	$7,071	$27,013	$16,128	$3,178

2006	$19,492	$52,290	$31,796	$6,744

2007	$22,997	$68,273	$45,632	$10,969

The net intangible assets and liabilities as of December 31, 2007 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2008	$20,315	$65,016	$46,300	$13,017
2009	19,061	59,090	44,761	12,969
2010	18,001	54,325	42,891	12,756
2011	14,874	45,054	38,250	12,394
2012	10,406	36,366	33,004	11,796
Thereafter	28,182	107,917	114,290	46,217

	$110,839	$367,768	$319,496	$109,149

Weighted-Average Amortization Period	6 years	7 years	8 years	9 years

Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee

In-place ground leases with Wells REIT II as the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $109.2 million as of December 31, 2007 and recognized amortization of this asset of approximately $0.6 million in 2007.

As of December 31, 2007, the net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2008	$2,004
2009	2,004
2010	2,004
2011	2,004
2012	2,004
Thereafter	98,558

$108,578

Remaining Amortization Period	54 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT II adjusted the allowance for doubtful accounts by recording provisions for bad debts of approximately $199,000, $813,000, and $365,000 for the years ended December 31, 2007, 2006, and 2005, respectively, which are included in general and administrative expenses in the accompanying consolidated statements of operations.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of earnest money and deposits paid in connection with future acquisitions and borrowings, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, non-tenant receivables, prepaid taxes, insurance and operating costs, hotel inventory, the fair value of an interest rate swap agreement, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods. Balances without future economic benefit are written off as they are identified.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2007, 2006, and 2005 of approximately $1.2 million, $0.9 million, and $1.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT II recognized amortization of deferred lease costs of approximately $1.9 million, $0.9 million, and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

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

Lines of Credit and Notes Payable

Certain mortgage notes included in lines of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Wells REIT II adjusts the loan to fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Minority interest is adjusted for contributions, distributions, and earnings attributable to the minority interest partners of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to partners in accordance with the terms of the respective partnership agreements. Earnings allocated to such minority interest partners are recorded as minority interest in earnings of consolidated entities in the accompanying consolidated statements of operations.

Redeemable Common Stock

Wells REIT II’s share redemption program requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. Wells REIT II has secured insurance-backed funding for the redemption of shares under its share redemption program in the event Wells REIT II receives an unusually large number of redemption requests due to the death of investors. As the decision to honor redemptions sought within two years following the death of a stockholder is outside of the control of Wells REIT II, and the insurance agreement provides Wells REIT II with the ability to fund all of such redemptions, the present value of the future estimated deductible amounts under the insurance agreement are recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. As of December 31, 2007 and December 31, 2006, shares tendered for redemption and not yet redeemed of $0 and approximately $3.9 million, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. As of December 31, 2007, Wells REIT II overfunded $246,000 of redemptions to the transfer agent, which is included in prepaid and other assets in the accompanying consolidated balance sheet.

Preferred Stock

Wells REIT II is authorized to issue up to 100.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells REIT II’s board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Wells REIT II’s common stock. To date, Wells REIT II has not issued any shares of preferred stock.

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

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swap agreements as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Net amounts received or paid under interest rate swap agreements are recorded as adjustments to interest expense as incurred.

Foreign Currency Exchange Contract

Wells REIT II has entered into a foreign currency exchange contract to hedge the exposure to fluctuations in the foreign exchange rate. The contract does not qualify for hedge accounting treatment; therefore, changes in the fair value of the foreign currency exchange contract are recorded as a gain (loss) on foreign currency exchange contract in the accompanying consolidated statements of operations. Wells REIT II records the fair value of its foreign currency exchange contract as accounts payable, accrued expenses, and accrued capital expenditures.

Financial Instruments

As of December 31, 2007 and 2006, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $919.6 million and $769.2 million, respectively. The fair value was obtained from discounted cash flow analyses based on current incremental borrowing rates for similar types of borrowing arrangements.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other rental income and recognized once the tenant has lost the right to lease the space and Wells REIT II has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. Wells REIT II received proceeds from master leases of $1.4 million, $6.3 million, and $15.4 during the years ended December 31, 2007, 2006, and 2005, respectively.

Wells REIT II owns an interest in a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Wells REIT II’s director stock options exceeds the current offering price of Wells REIT II’s common stock, the impact of assuming that the outstanding director stock options have been exercised is anti-dilutive. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company, which owns, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform additional, non-customary services for tenants of buildings owned by Wells REIT II through Wells TRS, including any real estate or non-real estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II’s investments in taxable REIT subsidiaries cannot exceed 20% of the value of the total assets of Wells REIT II. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Foreign Currency Translation

Wells REIT II has a Russian investment, which uses the local currency as its functional currency. Accordingly, the assets and liabilities of the Russian investment are translated at the exchange rate in place as of the balance sheet date, and the revenues and expenses of the Russian investment are translated at the average exchange rate over the period of Wells REIT II’s ownership. Net exchange gains or losses resulting from the translation of the financial statements of the Russian investment are recorded in other comprehensive loss in the accompanying consolidated statement of stockholders’ equity.

The Russian investment may have transactions denominated in currencies other than its functional currency or the U.S. Dollar. Such transactions may result in gains or losses due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such transaction gains or losses are included in earnings.

Accounting Adjustments

In 2007, Wells REIT II recorded certain out-of-period adjustments (the “Accounting Adjustments”), which impact the comparability of the results of operations for the years ended December 31, 2007, 2006 and 2005. The Accounting Adjustments resulted in total charges of approximately $1.9 million, which are included in Wells REIT II’s net loss for the year ended December 31, 2007 and are described below:

•	A $1.1 million charge to tenant reimbursement revenues to reduce estimated amounts due from tenants to reflect actual reimbursable expenses for 2006.

•	A $0.3 million charge to amortization expense and a $0.1 million charge to rental income to write-off intangible lease assets related to a 2005 lease termination.

•

A $0.3 million charge to rental income to adjust deferred rental revenues for a tenant allowance provided in connection with a lease executed in 2006, which should have been accounted for as a lease concession.

•	A $0.1 million charge to asset and property management fees—other for 2006 accrued incentive management fees related to the Key Center Marriott.

We believe that the Accounting Adjustments, considered individually and in the aggregate, are not material to Wells REIT II’s consolidated financial statements for the years ended December 31, 2007, 2006 or 2005. In making this assessment, we have considered qualitative and quantitative factors, including the impact to the individual financial statement captions impacted for each period presented, the non-cash nature of the Accounting Adjustments, and Wells REIT II’s substantial stockholders’ equity balances at the end of each year presented.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Wells REIT II beginning January 1, 2009, and all other aspects of SFAS 157 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and has not yet determined the financial impact, if any, on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for Wells REIT II beginning January 1, 2008. Wells REIT II is currently assessing the provisions and has not yet determined the financial impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires, among other things, for (i) transaction costs related to business combinations to be expensed as incurred and (ii) preacquisition contingencies related to contractual obligations and purchase price contingencies to be recorded at fair value as of the acquisition date. SFAS 141(R) will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 141(R) and has not yet determined the financial impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. SFAS 160 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 160 and has not yet determined the financial impact, if any, on its consolidated financial statements.

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

3.	REAL ESTATE ACQUISITIONS

During the year ended December 31, 2007, Wells REIT II acquired the following 11 properties (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
One Century Place	January 4, 2007	Nashville, TN	539,000	$72,000
120 Eagle Rock	March 27, 2007	East Hanover, NJ	178,000	34,500
Pasadena Corporate Park	July 11, 2007	Pasadena, CA	265,000	116,000
7031 Columbia Gateway Drive	July 12, 2007	Columbia, MD	248,000	62,100
Cranberry Woods Drive(2)	August 1, 2007	Cranberry Township, PA	—	14,594
222 East 41st Street	August 17, 2007	New York, NY	372,000	319,800
Bannockburn Lake III	September 10, 2007	Bannockburn, IL	106,000	20,164
1200 Morris Drive	September 14, 2007	Wayne, PA	114,000	29,250
South Jamaica Street	September 26, 2007	Englewood, CO	478,000	138,491
15815 25th Avenue West	November 5, 2007	Lynnwood, WA	87,000	23,800
16201 25th Avenue West	November 5, 2007	Lynnwood, WA	69,000	11,200

Total			2,456,000	$841,899

(1)	Purchase prices are presented exclusive of closing costs and acquisition fees.
(2)	Land was purchased in August 2007; however, construction of the buildings has not been completed as of December 31, 2007 (see Note 5).

4.	LINES OF CREDIT AND NOTES PAYABLE

The following table summarizes the terms of Wells REIT II’s indebtedness outstanding as of December 31, 2007 and 2006 (in thousands):

Facility	Rate	Term Debt or Interest Only		Maturity	Amount Outstanding as of December 31,
					2007	2006
222 E. 41st Street Building mortgage note	LIBOR + 120bp (1)	Interest Only	(3)	8/16/2017	$133,260	$—
100 East Pratt Street Building mortgage note	5.08%	Interest Only		6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%	Interest Only		12/1/2014	90,000	90,000
5 Houston Center Building mortgage note	5.00%	Interest Only		10/1/2008	90,000	90,000
Wachovia Line of Credit	6.08% -$50.0 million	Interest Only		5/9/2008	84,000	126,000
	5.72% -$17.0 million
	5.94% -$12.0 million
	5.91% -$5.0 million
Manhattan Towers Building mortgage note	5.65%	Interest Only		1/6/2017	75,000	75,000
80 Park Plaza Building mortgage note	LIBOR + 130bp (2)	Interest Only	(3)	9/21/2016	49,875	46,667
263 Shuman Boulevard Building mortgage note	5.55%	Interest Only		7/1/2017	49,000	—
One West Fourth Street Building mortgage note	5.80%	Term Debt		12/10/2018	46,841	48,414
800 North Frederick Building mortgage note	4.62%	Interest Only		11/11/2011	46,400	46,400
SanTan Corporate Center mortgage notes	5.83%	Interest Only		10/11/2016	39,000	39,000
Highland Landmark Building mortgage note	4.81%	Interest Only		1/10/2012	33,038	30,840
9 Technology Drive Building mortgage note	4.31%	Interest Only		2/1/2008	23,800	23,800
One and Four Robbins Road Buildings mortgage note	5.07%	Interest Only		9/5/2010	23,000	23,000
215 Diehl Road Building mortgage note	5.55%	Interest Only		7/1/2017	21,000	—
Key Center Complex mortgage notes	5.43%	Interest Only		4/16/2012 & 11/30/2012	14,180	13,375
Bank Zenit Line of Credit	11.61%	Interest Only		10/2/2014	4,903	—
LakePointe 3 construction loan	LIBOR + 100bp (4)	Interest Only		12/31/2007	—	17, 027

Total indebtedness					$928,297	$774,523

(1)

Wells REIT II is party to an interest rate swap agreement, which fixes its interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum and terminates on August 16, 2017. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations.

(2)

Wells REIT II is party to an interest rate swap agreement, which fixes its interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum and terminates on September 21, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity.

(3)	Interest accrues over the term of the note, and principal and interest are payable at maturity. Interest compounds monthly.
(4)

The LakePointe 3 construction loan represents a construction loan to fund up to $17.1 million of the costs to build an office building in Charlotte, North Carolina. Wells REIT II was party to an interest rate swap agreement, which generally fixed its interest rate on the LakePointe 3 construction loan at 4.84% per annum and terminated on February 2, 2007. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. The entire construction loan was repaid in May 2007.

Wells REIT II has an unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). Wells REIT II can borrow up to 50% of the unencumbered asset value or the aggregate value of a subset of lender-approved properties. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved properties owned for four consecutive fiscal quarters divided by 8.25%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended four fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved subset (the “borrowing capacity”). As of

December 31, 2007, Wells REIT II had total borrowing capacity under the Wachovia Line of Credit of $400.0 million, of which approximately $277.0 million remained available for new borrowings.

The Wachovia Line of Credit contains borrowing arrangements that include interest costs based on, at the option of Wells REIT II, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day or the Federal Funds Rate for such day plus 50 basis points. Under the terms of the Wachovia Line of Credit, accrued interest shall be payable in arrears on the first day of each calendar month. In addition, unused fees are assessed on a quarterly basis at a rate of 0.125% or 0.175% per annum of the amount by which the facility exceeds outstanding borrowings plus letters of credit. Wells REIT II can repay the Wachovia Line of Credit at any time without premium or penalty. The interest rate as of December 31, 2007 was 6.08% on $50.0 million of the outstanding balance, 5.72% on $17.0 million of the outstanding balance, 5.94% on $12.0 million of the outstanding balance, and 5.24% on the remaining $5.0 million. The interest rate as of December 31, 2006 was 6.30% on $86.0 million of the outstanding balance and 6.32% on the remaining $40.0 million.

On October 2, 2007, in anticipation of its future acquisition an office tower in Moscow, Russia (see Note 5), Wells REIT II entered into a 7-year, unsecured, fixed-rate line of credit with Bank Zenit for 930.0 million Russian rubles (“Bank Zenit Line of Credit”). Currently, the Bank Zenit Line of Credit is unsecured and bears interest at a fixed rate of 11.61%. Upon acquisition of the Russian office tower, the Bank Zenit Line of Credit will become secured and the interest rate will decline to 11.0%. As of December 31, 2007, 120.4 million Russian rubles have been drawn and 809.6 million Russian rubles remain available under the Bank Zenit Line of Credit. In connection with entering into the Bank Zenit Line of Credit, Wells REIT II entered into a foreign currency exchange contract to mitigate the risk of changes in foreign currency exchange rates (see Note 5).

As of December 31, 2007 and 2006, Wells REIT II’s weighted-average interest rate on its lines of credit and notes payable was approximately 5.59% and 5.43%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $36.3 million, $35.5 million, and $16.7 million during the years ended December 31, 2007, 2006, and 2005, respectively. In addition, Wells REIT II paid a $5.7 million penalty in 2006 related to the University Circle Buildings mortgage note, which is recorded as a component of the loss on early extinguishment of debt in the accompanying consolidated statements of operations.

The following table summarizes the aggregate maturities of Wells REIT II’s indebtedness as of December 31, 2007 (in thousands):

2008	$198,663
2009	962
2010	24,067
2011	47,578
2012	52,784
Thereafter	604,243

Total	$928,297

In January 2008, Wells REIT II extended the maturity date of the Wachovia Line of Credit from May 9, 2008 to May 9, 2009, and also entered into a $100.0 million unsecured term loan with a syndicate of banks led by Wachovia Bank, N.A., which expires on May 9, 2009. The loan bears interest, at the option of Wells REIT II, of LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20%, or the floating base rate. In February 2008, Wells REIT II exercised the accordion feature of the Wachovia Line of Credit thereby increasing our total borrowing capacity to $450.0 million under this facility.

5.	COMMITMENTS AND CONTINGENCIES

Property Under Construction

On August 1, 2007, Wells REIT II executed a development agreement with an unrelated third party for the purpose of constructing three office buildings with an aggregate total of approximately 772,000 rentable square feet at 900-1100 Cranberry Woods Drive in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”). As of December 31, 2007, Wells REIT II had approximately $152.1 million in costs remaining to be incurred under the agreement. The Cranberry Woods Drive Buildings are scheduled to be constructed in two phases, with the first phase (approximately 413,000 rentable square feet) scheduled to be completed in 2009 and the second phase (approximately 359,000 rentable square feet) to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be entirely leased to Westinghouse Electric Company, LLC.

Three Glenlake Building

On August 10, 2007, Wells REIT II entered into an agreement to acquire a 95% interest in a 14-story office building located in Atlanta, Georgia (the “Three Glenlake Building”) for approximately $100.6 million. The Three Glenlake Building is currently under construction and is expected to be completed in April 2008. The Three Glenlake Building has been pre-leased to Newell Rubbermaid, Inc., at rental rates to be determined based on total construction costs. In connection with the execution of this agreement, Wells REIT II paid an earnest money deposit of $10.0 million in 2007.

Dvintsev Business Center-Tower B

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited (“Wells International”), a Cypriot corporation, for approximately $32.0 million. Wells International is party to a shared construction agreement with an unrelated third party for the development of a nine-story office tower in Moscow, Russia (“Dvintsev Business Center-Tower B”). Additional earnest money deposits of $4.9 million have been paid as of December 31, 2007. Construction of Dvintsev Business Center-Tower B, which will contain approximately 136,000 rentable square feet, is expected to be completed in late 2008. Upon its completion, Wells International will acquire Dvintsev Business Center-Tower B for a purchase price of approximately $63.2 million towards which Wells International will receive a credit of $32.0 million plus additional earnest money deposits made by Wells International during the construction phase.

Foreign Currency Exchange Contract

In connection with entering into the Bank Zenit Line of Credit, on October 2, 2007, Wells REIT II entered into a foreign currency exchange contract to hedge exposure to fluctuations in the foreign exchange rate. The contract obligates Wells REIT II to purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble from September 2008 through March 2009.

Obligations Under Operating Leases

Wells REIT II owns two properties that are subject to ground leases with expiration dates of December 31, 2058 and February 28, 2062. As of December 31, 2007, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2008	$1,210
2009	1,210
2010	1,210
2011	1,210
2012	1,345
Thereafter	118,510

Total	$124,695

Obligations Under Capital Leases

Certain properties are subject to ground leases, which meet the qualifications of a capital lease. Each of such obligations require payments equal to the amounts of principal and interest receivable of related investments in bonds, which mature in 2012. The required payments under the terms of the leases are as follows as of December 31, 2007 (in thousands):

2008	$4,680
2009	4,680
2010	4,680
2011	4,680
2012	81,300

100,020
Amounts representing interest	(22,020)

Total	$78,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2007, no tenants have exercised such options that had not been materially satisfied.

Litigation

From time to time, Wells REIT II is party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II. Wells REIT II is not aware of any such legal proceedings contemplated by governmental authorities.

6.	STOCKHOLDERS’ EQUITY

Stock Option Plan

Wells REIT II maintains a stock option plan that provides for grants of “non-qualified” stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”) (the “Stock Option Plan”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2007, no stock options have been granted under the plan.

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

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2007, 2006, and 2005, follows:

	Number	Exercise Price	Exercisable
Outstanding as of January 1, 2005	28,000	$12	4,000
Granted	8,000	$12

Outstanding as of December 31, 2005	36,000	$12	8,000
Granted	7,000	$12
Terminated	(3,000)	$12

Outstanding as of December 31, 2006	40,000	$12	19,000
Granted	7,500	$12
Terminated	(18,000)	$12

Outstanding as of December 31, 2007	29,500	$12	16,500

Wells REIT II has evaluated the fair values of options granted in 2007, 2006, and 2005 using the Black-Scholes-Merton model and concluded that such values are insignificant. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2007, was approximately seven years.

Dividend Reinvestment Plan

Wells REIT II maintains a dividend reinvestment plan (the “DRP”) that allows common stockholders to elect to reinvest an amount equal to the dividends declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash dividends. Under the DRP, shares may be purchased by participating stockholders at the higher of $9.55 per share or 95% of the estimated per-share value, as estimated by Wells Capital or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the dividends will be used to acquire shares of Wells REIT II’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days’ written notice to participants.

Share Redemption Program

Wells REIT II maintains a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP, “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) are currently redeemable at the lesser of $9.10 per share, or 91% of the price paid for those shares. This redemption price is expected to remain fixed until three years after Wells REIT II completes its offering stage. Wells REIT II will view its offering stage as complete upon the termination of its first public equity offering that is followed by a one-year period during which it does not engage in another public equity offering (other than secondary offerings or offerings related to a dividend reinvestment program, employee benefit plan, or the issuance of shares upon redemption of interests in Wells OP II). Thereafter, the redemption price for Ordinary Redemptions would equal 95% of the per-share value of Wells REIT II as estimated by Wells Capital or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until three years after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount paid for the shares or 100% of the estimated per-share value of Wells REIT II. Wells REIT II will honor all redemption requests that are made within two years following the death of a stockholder.

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

Under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of stockholders. Approximately 5.9 million and 3.8 million shares were redeemed under the SRP, during the years ended December 31, 2007 and 2006, respectively.

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

Wells REIT II’s tenants are generally of “investment-grade” quality and there are no significant concentrations of credit risk within any particular tenant. Tenants in the legal services and depository institution industries each comprise 18% and 14%, respectively, of Wells REIT II’s 2007 annualized gross base rent. Wells REIT II’s properties are located in 21 states and the District of Columbia. As of December 31, 2007, approximately 11%, 9%, and 8% of Wells REIT II’s office and industrial properties are located in Northern New Jersey, metropolitan Cleveland, and metropolitan Atlanta, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under non-cancelable operating leases, excluding properties under development, as of December 31, 2007, is as follows (in thousands):

2008	$342,416
2009	343,999
2010	336,660
2011	304,463
2012	268,528
Thereafter	1,023,953

Total	$2,620,019

8.	SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Investment in real estate funded with other assets	$750	$3,521	$345

Acquisition fees applied to real estate assets	$19,229	$17,199	$24,074

Other assets assumed upon acquisition of properties	$—	$—	$9,378

Other liabilities assumed upon acquisition of properties	$1,708	$964	$12,622

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$2,321	$1,049	$—

Proceeds from note payable in escrow	$—	$1,644	$23,912

Notes payable assumed upon acquisition of properties	$—	$—	$225,932

Fair market value adjustments to increase (decrease) notes payable upon acquisition of properties	$—	$—	$366

Accrued capital expenditures and deferred lease costs	$6,743	$8,518	$4,562

Accrued redemptions of common stock	$—	$3,853	$—

Acquisition fees due to affiliate	$1,738	$3,499	$2,397

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,900	$1,052	$84

Other offering costs due to affiliate	$2,401	$2,383	$2,747

Dividends payable	$9,710	$7,317	$5,142

Contributions from minority interest partners	$—	$—	$793

Discounts applied to issuance of common stock	$7,636	$5,299	$4,160

Redeemable common stock	$596,464	$—	$—

9.	RELATED-PARTY TRANSACTIONS

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of December 31, 2007, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $21.1 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

Wells REIT II is party to a Dealer-Manager Agreement with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers. Wells REIT II pays no commissions on shares issued under its DRP.

Additionally, Wells REIT II is required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the dealer-manager agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Years Ended December 31,
	2007	2006	2005
Commissions(1) (2)	$62,063	$56,183	$83,048
Asset management fees	25,932	19,952	10,417
Dealer-manager fees(1)	24,313	21,631	29,969
Acquisition fees(3)	19,298	17,199	23,892
Other offering costs(1)	9,740	10,690	16,535
Administrative reimbursements	8,808	5,993	3,831
Property management fees	2,146	669	222
Construction fees	52	150	—

Total	$152,352	$132,467	$167,914

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were re-allowed to participating broker dealers during 2007, 2006, and 2005.
(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the years ended December 31, 2007, 2006, and 2005.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
Asset and property management fees due to Wells Capital and/or Wells Management	$5,053	$5,457
Other offering cost reimbursements due to Wells Capital	2,401	2,383
Administrative reimbursements due to Wells Capital and/or Wells Management	2,293	1,586
Commissions and dealer-manager fees due to WIS	1,900	1,052
Acquisition fees due to Wells Capital	1,738	3,499

Total	$13,385	$13,977

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $139.7 million as of February 29, 2008. As of December 31, 2007, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

10.	INCOME TAXES

Wells REIT II’s income tax basis net income for the years ended December 31, 2007, 2006, and 2005 (in thousands) follows:

	2007	2006	2005
GAAP basis financial statement net income (loss)	$(4,668)	$11,268	$12,521
Increase (decrease) in net income (loss) resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	94,109	67,162	35,541
Rental income accrued for income tax purposes less than amounts for financial reporting purposes	(7,780)	(16,671)	(9,987)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	8,344	6,914	3,602
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	12,173	(14)	—
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	1,656	569	338
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	9,554	6,959	1,361

Income tax basis net income, prior to dividends paid deduction	$113,388	$76,187	$43,376

As of December 31, 2007, the tax basis carrying value of Wells REIT II’s total assets was approximately $4.1 billion. For income tax purposes, dividends to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2007	2006	2005
Ordinary income	58%	54%	55%
Capital gains	—	—	—
Return of capital	42%	46%	45%

Total	100%	100%	100%

Upon adopting Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007, Wells REIT II wrote-off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of stockholders’ equity. As of December 31, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by U.S. or various state tax jurisdictions.

The income tax (expense) benefit reported in the accompanying consolidated statements of operations relates entirely to the operations of Wells TRS and consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal	$(356)	$322	$36
State	(69)	66	5
Other	(35)	—	—

Total	$(460)	$388	$41

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS’s effective tax rate for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Years Ended December 31,
	2007	2006	2005
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	6.58%	6.93%	4.62%
Other	3.37%	—	—

Effective tax rate	43.95%	40.93%	38.62%

As of December 31, 2007, Wells REIT II had no deferred tax assets or deferred tax liabilities. At December 31, 2006, Wells REIT II had a deferred tax asset from a net operating loss carryforward of $429,000 and no deferred tax liabilities.

11.	QUARTERLY RESULTS (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands), except per-share data:

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,422	$105,486	$110,805	$118,437
Net income (loss)	$(2,610)	$7,676	$(2,453)	$(7,281)
Basic and diluted net income (loss) per share(1)	$(0.01)	$0.02	$(0.01)	$(0.02)
Dividends per share	$0.15	$0.15	$0.15	$0.15

	2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$73,568	$79,005	$80,160	$94,983
Net income	$(881)	$4,086	$2,637	$5,426
Basic and diluted net income per share	$0.00	$0.02	$0.01	$0.02
Dividends per share	$0.15	$0.15	$0.15	$0.15

(1)	The sum of the quarterly amounts do not equal loss per share for the year ended December 31, 2007, because shares are not issued ratably over the course of the year.

12.	SUBSEQUENT EVENTS

Sale of Shares of Common Stock

From January 1, 2008 through February 29, 2008, Wells REIT II raised approximately $100.0 million through the issuance of approximately 10.0 million shares of common stock under its follow-on offering. As of February 29, 2008, approximately 123.3 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under the DRP.

Property Under Contract

On February 22, 2008 Wells REIT II entered into an agreement to purchase five office buildings containing approximately one million rentable square feet located in an office park in Atlanta, Georgia, for $275.3 million, exclusive of closing costs. In connection with the execution of the agreement, Wells REIT II paid a deposit of $3.0 million to an escrow agent, which will be applied to the purchase price at closing.

Declaration of Dividends

On March 3, 2008, the board of directors of Wells REIT II declared dividends for the second quarter of 2008 in an amount equal to an annualized dividend of $0.60 per share to be paid in June 2008. Such quarterly dividends are payable to the stockholders of record at the close of business on each day during the period from March 16, 2008 through June 15, 2008.

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2007

(in thousands)

	Location	Ownership Percentage	Encumbrances		Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2007			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
Description					Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	$2,355	6,241	31,119	$37,360	7,190	1980	2/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100%	18,000	(a)	600	13,225	13,825	5,796	618	19,003	19,621	2,542	2003	3/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	444	4,502	13,058	17,560	2,114	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	75,000		11,200	72,467	83,667	3,097	11,459	75,305	86,764	13,209	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	23,800		5,570	38,218	43,788	4,949	5,627	43,110	48,737	7,285	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,882	11,050	64,229	75,279	13,991	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(b)	5,846	66,681	72,527	357	5,934	66,950	72,884	9,509	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	357	26,806	76,068	102,874	13,858	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	46,841		2,711	69,383	72,094	(390)	2,721	68,983	71,704	8,281	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	630	7,015	35,115	42,130	3,385	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	328	3,625	17,502	21,127	1,701	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	(312)	7,485	60,214	67,699	5,679	1985	9/20/2004	0 to 40 years
4100—4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	3,635	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	523	8,546	44,670	53,216	5,709	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	(3,281)	8,799	28,907	37,706	6,959	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	22,925	43,589	66,514	6,164	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	211	2,558	35,193	37,751	5,320	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III (c)	Downers Grove, IL	95%	33,038		3,028	47,454	50,482	3,437	3,054	50,865	53,919	11,288	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	751	4,501	48,708	53,209	9,653	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	2,478	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	151	522	8,830	9,352	853	2001	3/17/2005	0 to 40 years
5995 OPUS DRIVE	Minnetonka, MN	100%	None		2,693	14,670	17,363	2,516	2,737	17,142	19,879	3,678	1988	4/5/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000		3,452	17,456	20,908	3,240	3,472	20,676	24,148	2,516	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000		31,234	140,217	171,451	25,924	31,777	165,598	197,375	18,008	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None		2,822	22,910	25,732	686	2,822	23,596	26,418	3,781	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None		5,626	38,254	43,880	62	5,629	38,313	43,942	5,028	1955	7/6/2005	0 to 40 years
ONE ROBBINS ROAD (d)	Westford, MA	99%	12,556		5,391	33,788	39,179	19	5,391	33,807	39,198	2,788	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD (d)	Westford, MA	99%	10,444		2,950	32,544	35,494	—	2,950	32,544	35,494	4,161	2001	8/18/2005	0 to 40 years
BALDWIN POINT (e)	Orlando, FL	97%	None		2,920	19,794	22,714	1,331	2,921	21,124	24,045	2,132	2005	8/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,722	107,730	116,452	1,080	8,803	108,729	117,532	14,903	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	9,261	10,134	102,883	113,017	8,129	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	1,222	8,819	77,976	86,795	5,555	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	304	2,680	42,573	45,253	8,486	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	90,000		8,186	147,653	155,839	(5,759)	8,186	141,894	150,080	17,849	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER (f)	Cleveland, OH	50%	8,014	(g)	7,269	244,424	251,693	8,398	7,454	252,637	260,091	23,179	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT (f)	Cleveland, OH	50%	6,165		3,473	34,458	37,931	2,217	3,629	36,519	40,148	3,067	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None		1,381	21,855	23,236	694	1,412	22,518	23,930	2,401	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None		5,150	41,372	46,522	2,348	5,268	43,602	48,870	7,190	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None		2,150	14,930	17,080	120	2,199	15,001	17,200	1,660	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	None		2,488	5,483	7,971	7,840	2,546	13,265	15,811	1,028	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000		4,871	24,669	29,540	(1,381)	4,948	23,211	28,159	1,595	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000		3,174	21,613	24,787	375	3,245	21,917	25,162	2,155	2003	4/18/2006	0 to 40 years

S-1

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2007

(in thousands)

	Location	Ownership Percentage	Encumbrances		Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2007			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
Description					Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000		7,142	41,535	48,677	6,482	7,233	47,926	55,159	3,262	1986	7/20/2006	0 to 40 years
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None		3,519	38,332	41,851	809	3,581	39,079	42,660	2,895	2001	8/9/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None		1,409	28,393	29,802	682	1,432	29,052	30,484	1,689	2006	9/6/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None		2,539	13,919	16,458	834	2,557	14,735	17,292	1,250	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	49,875		31,766	109,952	141,718	2,159	32,221	111,656	143,877	8,199	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	5,112	29,712	146,005	175,717	8,447	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	1,179	8,752	45,046	53,798	3,381	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None		8,955	58,339	67,294	2,406	9,106	60,594	69,700	5,568	1991	1/4/2007	0 to 40 years
2000 PARK LANE LAND	North Fayette, PA	100%	None		1,044	—	1,044	12	1,056	—	1,056	0	N/A	1/5/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None		2,726	30,078	32,804	490	2,762	30,532	33,294	1,915	1990	3/27/2007	0 to 40 years
EAST FOOTHILLS BOULEVARD	Pasadena, CA	100%	None		53,099	59,630	112,729	35	53,099	59,665	112,764	1,081	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None		10,232	54,070	64,302	32	10,232	54,102	64,334	976	2000	7/12/2007	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	—	15,512	8,904	15,512	8,904	24,416	0	N/A	8/1/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	133,260	(g)	—	324,520	324,520	865	—	325,385	325,385	3,899	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	76	7,663	11,050	18,713	191	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None		3,723	20,597	24,320	2,849	3,786	23,383	27,169	219	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	1,806	13,589	111,427	125,016	1,289	2002/ 2003/ 2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None		3,896	17,144	21,040	—	3,896	17,144	21,040	80	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None		2,035	9,262	11,297	—	2,035	9,262	11,297	39	2007	11/5/2007	0 to 40 years

Total—100% REIT II Properties					$488,632	$3,180,900	$3,669,532	$118,306	$494,431	$3,293,407	$3,787,838	$324,472

(a)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.
(b)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.
(c)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(d)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(e)	Wells REIT II acquired an approximate 97.3% interest in the Baldwin Point Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(f)	Wells REIT II acquired an approximate 50.0% interest in the Key Center Tower and Key Center Marriott Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(g)	Property is owned subject to a long-term ground lease.
(h)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years and Buildings are depreciated over 40 years.

S-2

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2007

(dollars in thousands)

	2007	2006	2005
Real Estate:
Balance at the beginning of the year	$2,938,153	$2,338,326	$955,399
Additions to/improvements of real estate	863,782	608,930	1,382,927
Write-offs of tenant improvements	(547)	—	—
Write-offs of intangible assets (1)	(10,015)	(3,145)	—
Write-offs of fully depreciated/amortized assets	(3,535)	(5,958)	—

Balance at the end of the year	$3,787,838	$2,938,153	$2,338,326

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$185,322	$75,499	$16,909
Depreciation and amortization expense	145,107	116,306	58,590
Write-offs of tenant improvements	(105)	—	—
Write-offs of intangible assets (1)	(2,317)	(525)	—
Write-offs of fully depreciated/amortized assets	(3,535)	(5,958)	—

Balance at the end of the year	$324,472	$185,322	$75,499

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-3