Form 10-Q
period 2008-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2008-05-14
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer” , “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐    Accelerated filer  ☐     Non-Accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2008: 394,260,405 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, stockholders’ equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2007. Wells REIT II’s results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) March 31, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$504,040	$494,431
Buildings and improvements, less accumulated depreciation of $157,423 and $139,940 as of March 31, 2008 and December 31, 2007, respectively	2,385,548	2,364,471
Intangible lease assets, less accumulated amortization of $206,479 and $184,532 as of March 31, 2008 and December 31, 2007, respectively	571,184	587,185
Construction in progress	25,734	17,279

Total real estate assets	3,486,506	3,463,366
Cash and cash equivalents	111,950	47,513
Tenant receivables, net of allowance for doubtful accounts of $543 and $1,747 as of March 31, 2008 and December 31, 2007, respectively	76,605	70,409
Prepaid expenses and other assets	76,485	86,636
Deferred financing costs, less accumulated amortization of $2,908 and $2,668 as of March 31, 2008 and December 31, 2007, respectively	4,648	3,881
Intangible lease origination costs, less accumulated amortization of $105,013 and $93,356 as of March 31, 2008 and December 31, 2007, respectively	321,100	319,496
Deferred lease costs, less accumulated amortization of $3,612 and $2,942 as of March 31, 2008 and December 31, 2007, respectively	33,697	32,857
Investment in bonds	78,000	78,000

Total assets	$4,188,991	$4,102,158

Liabilities:
Lines of credit and notes payable	$924,402	$928,297
Accounts payable, accrued expenses, and accrued capital expenditures	74,003	59,627
Due to affiliates	6,442	13,385
Dividends payable	10,132	9,710
Deferred income	20,024	16,436
Intangible lease liabilities, less accumulated amortization of $24,524 and $21,270 as of March 31, 2008 and December 31, 2007, respectively	108,897	109,149
Obligations under capital leases	78,000	78,000

Total liabilities	1,221,900	1,214,604
Commitments and Contingencies (Note 5)	—	—
Minority Interest	3,167	3,170
Redeemable Common Stock	624,997	596,464
Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 387,802,613 and 371,510,095 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3,878	3,715
Additional paid-in capital	3,457,610	3,311,895
Cumulative distributions in excess of earnings	(490,956)	(427,857)
Redeemable common stock	(624,997)	(596,464)
Other comprehensive loss	(6,608)	(3,369)

Total stockholders’ equity	2,338,927	2,287,920

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,188,991	$4,102,158

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2008	2007
Revenues:
Rental income	$91,642	$73,557
Tenant reimbursements	25,885	20,291
Hotel income	4,551	4,554
Other rental income	—	20

	122,078	98,422
Expenses:
Property operating costs	39,900	30,638
Hotel operating costs	3,948	4,027
Asset and property management fees:
Related-party	8,344	6,222
Other	973	1,411
Depreciation	17,500	14,194
Amortization	29,290	30,905
General and administrative	5,990	3,491

	105,945	90,888

Real estate operating income	16,133	7,534
Other income (expense):
Interest expense	(14,684)	(11,722)
Loss on interest rate swaps	(9,070)	(7)
Loss on foreign currency exchange contract	(1,121)	—
Interest and other income	2,097	1,611

	(22,778)	(10,118)

Loss before minority interest and income tax benefit (expense)	(6,645)	(2,584)
Minority interest in earnings of consolidated entities	(1)	(8)

Loss before income tax benefit (expense)	(6,646)	(2,592)
Income tax benefit (expense)	293	(18)

Net loss	$(6,353)	$(2,610)

Per-share information – basic and diluted:
Net loss available to common stockholders	$(0.02)	$(0.01)

Weighted-average common shares outstanding – basic and diluted	378,525	291,017

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2006	280,119	$2,801	$2,491,817	$(225,549)	$—	$(1,049)	$2,268,020
Adjustment resulting from the adoption of FIN 48	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	97,251	973	971,541	—	—	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)
Redeemable common stock	—	—	—	—	(596,464)	—	(596,464)
Dividends ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)
Components of comprehensive loss:
Net loss	—	—	—	(4,668)	—	—	(4,668)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)

Comprehensive loss							(6,988)

Balance, December 31, 2007	371,510	3,715	3,311,895	(427,857)	(596,464)	(3,369)	2,287,920
Issuance of common stock	18,662	187	186,429	—	—	—	186,616
Redemptions of common stock	(2,369)	(24)	(22,311)	—	—	—	(22,335)
Redeemable common stock	—	—	—	—	(28,533)	—	(28,533)
Dividends ($0.15 per share)	—	—	—	(56,746)	—	—	(56,746)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(15,997)	—	—	—	(15,997)
Other offering costs	—	—	(2,406)	—	—	—	(2,406)
Components of comprehensive loss:
Net loss	—	—	—	(6,353)	—	—	(6,353)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)
Market value adjustment to interest rate swap	—	—	—	—	—	(3,238)	(3,238)

Comprehensive loss	—	—	—	—	—	—	(9,592)

Balance, March 31, 2008	387,803	$3,878	$3,457,610	$(490,956)	$(624,997)	$(6,608)	$2,338,927

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Three months ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$(6,353)	$(2,610)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	17,500	14,194
Amortization	31,795	35,531
Unrealized loss on interest rate swaps	9,070	7
Unrealized loss on foreign currency exchange contract	1,121	—
Non-cash interest expense	3,748	1,272
Minority interest in earnings of consolidated entities	1	8
Changes in assets and liabilities:
Increase in tenant receivables, net	(6,196)	(6,776)
Increase in prepaid expenses and other assets	(1,197)	(4,455)
Increase in accounts payable and accrued expenses	4,068	2,545
Decrease in due to affiliates	(2,453)	(5,808)
Increase in deferred income	3,588	3,171

Net cash provided by operating activities	54,692	37,079
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(80,966)	(117,014)
Proceeds from master leases	—	176
Release of escrowed funds	18,848	—
Acquisition fees paid	(5,278)	(7,940)
Deferred lease costs paid	(1,277)	(1,097)

Net cash used in investing activities	(68,673)	(125,875)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,218)	—
Proceeds from lines of credit and notes payable	100,802	73,602
Repayments of lines of credit and notes payable	(108,208)	(158,886)
Distributions paid to minority interest partners	(4)	(4)
Issuance of common stock	184,668	249,834
Redemptions of common stock	(21,936)	(10,789)
Dividends paid to stockholders	(56,324)	(43,081)
Commissions on stock sales and related dealer-manager fees paid	(15,318)	(20,725)
Other offering costs paid	(4,041)	(3,631)

Net cash provided by financing activities	78,421	86,320

Net increase (decrease) in cash and cash equivalents	64,440	(2,476)
Effect of foreign exchange rate on cash and cash equivalents	(3)	—
Cash and cash equivalents, beginning of period	47,513	46,100

Cash and cash equivalents, end of period	$111,950	$43,624

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

As of March 31, 2008, Wells REIT II owned interests in 59 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 17.4 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 56 are wholly owned and six are owned through consolidated joint ventures. As of March 31, 2008, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of March 31, 2008, Wells REIT II had raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 204.4 million shares under the follow-on offering.

As of March 31, 2008, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $4.0 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $79.9 million, selling commissions and dealer-manager fees of approximately $368.4 million, other organization and offering expenses of approximately $55.2 million, and common stock redemptions of approximately $137.1 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.4 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of March 31, 2008, approximately 118.2 million shares remain available for sale to the public under the follow-on offering, exclusive of shares available under the dividend reinvestment plan.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II is deemed the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2007.

Redeemable Common Stock

Wells REIT II’s share redemption program requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. Wells REIT II has insurance-backed funding for the redemption of shares under its share redemption program in the event Wells REIT II receives an unusually large number of redemption requests due to the death of investors. As the decision to honor redemptions sought within two years following the death of a stockholder is outside of the control of Wells REIT II and the insurance agreement provides Wells REIT II with the ability to fund all of such redemptions, Wells REIT II has recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet equal to the present value of the future estimated deductible amounts under the insurance agreement

In addition, Wells REIT II is required to honor redemptions (other than those sought within two years following the death of a stockholder) up to the amount of proceeds raised in the current calendar year under the dividend reinvestment plan. Accordingly, the amount of proceeds raised under the dividend reinvestment plan, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Wells REIT II beginning January 1, 2009, and all other aspects of SFAS 157 is effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements.

Fair value is defined by SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. SFAS 157 defines the following fair value hierarchy:

Level 1 – Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

Wells REIT II applied the provisions of SFAS 157 in recording its interest rate swaps and foreign currency exchange contract at fair value. The valuation of the interest rate swaps and foreign currency hedge contract is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$27,836	$—	$27,836	$—
Foreign currency exchange contract	$1,590	$—	$1,590	$—

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including, descriptions of how and why the entity uses derivative instruments, how such instruments are accounted for under SFAS No. 133, and how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 161 and has not yet determined the financial impact, if any, on its consolidated financial statements.

3.	Real Estate Acquisitions

Summary

As of March 31, 2008, Wells REIT II owned interests in 62 properties as a result of acquiring the 2 properties described below during the first quarter of 2008, acquiring 11 properties during the year ended December 31, 2007, and acquiring 49 properties in prior periods.

13655 Riverport Drive Building

On February 1, 2008, Wells REIT II purchased a five-story office building containing approximately 189,000 rentable square feet located on a 3.4-acre parcel of land at 13655 Riverport Drive in St. Louis, Missouri for a purchase price of approximately $31.6 million, exclusive of closing costs.

11200 West Parkland Avenue Building

On March 3, 2008, Wells REIT II purchased a three-story office building containing approximately 230,000 rentable square feet located on a 18.1-acre parcel of land at 11200 West Parkland Avenue in Milwaukee, Wisconsin for a purchase price of approximately $23.6 million, exclusive of closing costs.

4.	Lines of Credit and Notes Payable

As of March 31, 2008 and December 31, 2007, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2008	December 31, 2007
222 E. 41st Street Building mortgage note	$135,521	$133,260
100 East Pratt Street Building mortgage note	105,000	105,000
Wachovia Term Loan	100,000	—
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	50,709	49,875
263 Shuman Boulevard Building mortgage note	49,000	49,000
One West Fourth Street Building mortgage note	46,433	46,841
800 North Frederick Building mortgage note	46,400	46,400
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,038
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
Key Center Complex mortgage notes	14,380	14,180
Bank Zenit Line of Credit	5,119	4,903
Wachovia Line of Credit	—	84,000
9 Technology Drive Building mortgage note	—	23,800

Total indebtedness	$924,402	$928,297

During the three months ended March 31, 2008, Wells REIT II engaged in the following significant activities with respect to its notes payable:

In January 2008, Wells REIT II entered into a $100.0 million unsecured term loan with a syndicate of banks led by Wachovia Bank, N.A., which expires on May 9, 2009 (the “Wachovia Term Loan”). The loan bears interest, at the option of Wells REIT II, of the floating base rate or LIBOR for 7-, 30-, 60-, 90- or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20%.

Wells REIT II has an unsecured revolving financing facility (the “Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. In January 2008, Wells REIT II extended the maturity date of the Wachovia Line of Credit from May 9, 2008 to May 9, 2009. In February 2008, Wells REIT II exercised the accordion feature of the Wachovia Line of Credit thereby increasing our total borrowing capacity from $400.0 million to $450.0 million under this facility.

On February 2, 2008, Wells REIT II repaid the 9 Technology Drive Building mortgage note for approximately $23.8 million. Wells REIT II made interest payments, including amounts capitalized, of approximately $9.6 million and $10.0 million during the three months ended March 31, 2008 and 2007, respectively.

5.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”) for approximately $206.8 million. As of March 31, 2008, costs of approximately $139.3 million remained to be incurred under the agreement. The Cranberry Woods Drive Buildings are scheduled to be completed in two phases, with approximately 424,000 rentable square feet to be completed in 2009, and approximately 400,000 rentable square feet to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be 100% leased to Westinghouse Electric Company, LLC, at rental rates to be determined based on total construction costs.

Three Glenlake Building

On August 10, 2007, Wells REIT II entered into an agreement to acquire a 95% interest in a 14-story office building located in Atlanta, Georgia (the “Three Glenlake Building”) for approximately $100.6 million. The Three Glenlake Building is currently under construction and is expected to be completed in 2008. The Three Glenlake Building has been pre-leased to Newell Rubbermaid, Inc., at rental rates to be determined based on total construction costs. In connection with the execution of this agreement, Wells REIT II paid an earnest money deposit of $10.0 million in 2007.

Dvintsev Business Center-Tower B

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited (“Wells International”), a Cypriot corporation, for approximately $32.0 million. Wells International is party to a shared construction agreement with an unrelated third party for the development of a nine-story office tower in Moscow, Russia (“Dvintsev Business Center-Tower B”). Construction of Dvintsev Business Center-Tower B, which will contain approximately 136,000 rentable square feet, is expected to be completed in late 2008. Upon its completion, Wells International will acquire Dvintsev Business Center-Tower B for a purchase price of approximately $63.2 million. Wells International may owe additional purchase consideration calculated pursuant to an earnout agreement between Wells International and the third party developer based on the amount of qualified leases, as defined, to be procured for currently vacant space within two years of closing. As of March 31, 2008, Wells International has made earnest money deposits of $36.9 million.

Foreign Currency Exchange Contract

On October 2, 2007, in anticipation of the future acquisition of the Dvintsev Business Center – Tower B, Wells REIT II entered into a 7-year, unsecured, fixed-rate line of credit with Bank Zenit for 930.0 million Russian rubles (the “Bank Zenit Line of Credit”). In connection with entering into the Bank Zenit Line of Credit, Wells REIT II entered into a foreign currency exchange contract to hedge exposure to fluctuations in the foreign exchange rate. The contract obligates Wells REIT II to purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble from September 2008 through March 2009.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2008, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2008 and 2007 (in thousands):

	Three months ended March 31,
	2008	2007
Investment in real estate funded with other assets	$—	$750

Acquisition fees applied to real estate assets	$3,341	$4,997

Other liabilities assumed upon acquisition of properties	$115	$282

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$3,238	$71

Accrued capital expenditures and deferred lease costs	$6,543	$34

Accrued redemptions of common stock	$152	$4,917

Acquisition fees due to affiliate	$153	$556

Commissions on stock sales and related dealer-manager fees due to affiliate	$631	$1,195

Other offering costs due to affiliate	$766	$676

Dividends payable	$10,132	$7,924

Discounts applied to issuance of common stock	$1,948	$1,693

Redeemable common stock	$28,533	$12,563

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of March 31, 2008, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $23.5 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2008 and 2007, respectively (in thousands):

	Three Months Ended March 31,
	2008	2007
Commissions (1) (2)	$11,332	$16,273
Asset management fees	7,447	5,960
Dealer-manager fees (1)	4,665	6,288
Acquisition fees (3)	3,693	4,997
Administrative reimbursements	3,178	1,712
Other offering costs (1)	2,406	1,924
Property management fees	897	262
Construction fees	50	—

Total	$33,668	$37,416

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker dealers during the three months ended March 31, 2008 and 2007.

(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months ended March 31, 2008 or 2007, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Asset and property management fees due to Wells Capital and/or Wells Management	$2,529	$5,053
Administrative reimbursements due to Wells Capital and/or Wells Management	2,363	2,293
Other offering cost reimbursements due to Wells Capital	766	2,401
Commissions and dealer-manager fees due to WIS	631	1,900
Acquisition fees due to Wells Capital	153	1,738

	$6,442	$13,385

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of March 31, 2008, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $127.3 million as of April 30, 2008.

8.	Subsequent Events

Sale of Shares of Common Stock

From April 1, 2008 through April 30, 2008, Wells REIT II raised approximately $72.0 million through the issuance of approximately 7.2 million shares of common stock under its follow-on offering. As of April 30, 2008, approximately 111.0 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

Independent Director Stock Option Plan

On April 24, 2008, the Conflicts Committee of the Board of Directors suspended the Independent Director Stock Option Plan. Wells REIT II does not expect to issue additional options to independent directors until its shares of common stock are listed on a national securities exchange.

Lenox Park Buildings Acquisition

On May 8, 2008 Wells REIT II purchased five office buildings containing approximately one million rentable square feet located on an approximate 17-acre tract of land at 1025, 1055, 1057 and 1277 Lenox Park Boulevard and 2180 Lake Boulevard in Atlanta, Georgia for a purchase price of approximately $275.3 million, exclusive of closing costs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

During the periods presented, we have continued to receive investor proceeds under our follow-on offering of common stock and to invest in real estate assets. Thus, our results of operations for the three months ended March 31, 2008 and 2007 reflect growing operational revenues and expenses and fluctuating interest and general and administrative expenses. The increases in operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing to fund such acquisitions.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock under our follow-on offering and invested those proceeds in real properties in 2007 and 2008 and anticipate continuing to do so in the future. We also anticipate continuing to receive proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of those proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest investor proceeds in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

The competition to acquire high-quality commercial office properties remains high. Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule. Our primary focus, however, is to continue to maintain the quality of our portfolio. Thus, in this intensely competitive environment, we may opt to lower the dividend rather than compromise that quality by accumulating significant borrowings to meet a dividend level higher than operating cash flow would support. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

During the three months ended March 31, 2008, we generated net cash flows from operating activities of approximately $54.7 million, which is primarily comprised of receipts of rental payments, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $56.3 million during this period. During the three months ended March 31, 2008, we collected investor proceeds held in a tenant improvement escrow account of $18.8 million and generated net proceeds from the sale of common stock under our follow-on offering, net of fees, offering cost reimbursements, and share redemptions of $138.1 million, which were used to fund investments in real estate of $81.0 million, net debt repayments of $7.4 million, and leasing costs of $1.3 million. We expect to utilize the residual cash balance on hand as of March 31, 2008 of approximately $112.0 million to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or to reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and to use such capital, along with selective third party borrowings, primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of April 30, 2008, we had no balance outstanding under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to continue to expand our portfolio and meet our future operating cash flow needs. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On March 3, 2008, our board of directors declared a daily dividend for stockholders of record from March 16, 2008 through June 15, 2008 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first quarter of 2008 and each quarter of 2007 on a per-share basis. This dividend will be paid in June 2008.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of April 30, 2008, approximately 111.0 million shares remain available for sale under our follow-on offering, which will expire upon the earlier of the sale of all 300.0 million shares or November 10, 2008. Thereafter, we expect to commence a second follow-on offering pursuant to a registration statement on Form S-11 that we filed with the SEC on July 9, 2007. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and dividends.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used to pay dividends. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund dividends from time to time (see “Liquidity and Capital Resources – Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, capital expenditures, the repayment of outstanding borrowings, and the redemption of shares under the share redemption program. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future dividends paid may be lower as well. Cash flow from operations will depend significantly on the level of market rents and our tenants’ ability to make rental payments in the future. We believe that the diversity and creditworthiness of our tenant base helps to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, downturns in one or more of our core markets, or downturns in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of any of these situations, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay dividends in the future.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2008 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations (1)	$924,402	$90,656	$125,029	$101,165	$607,552
Capital lease obligations (2)	78,000	—	—	78,000	—
Purchase obligations(3)	288,300	149,000	139,300	—	—
Operating lease obligations	124,392	907	2,420	2,555	118,510

Total	$1,415,094	$240,563	$266,749	$181,720	$726,062

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $9.6 million during the three months ended March 31, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of approximately $1.2 million during the three months ended March 31, 2008 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

(3)

Represents purchase commitments for the Three Glenlake Building, the Cranberry Woods Buildings, and Dvintsev Business Center Tower B, which were under contract or under construction at March 31, 2008 and the foreign currency exchange contract. Refer to Note 5 of our accompanying consolidated financial statements for further explanation.

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

Comparison of the three months ended March 31, 2007 versus the three months ended March 31, 2008

Rental income and tenant reimbursements increased from approximately $73.6 million and $20.3 million, respectively, for the three months ended March 31, 2007 to approximately $91.6 million and $25.9 million, respectively, for the three months ended March 31, 2008, primarily due to the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Property operating costs and asset and property management fees increased from approximately $30.6 million and $7.6 million, respectively, for the three months ended March 31, 2007 to approximately $39.9 million and $9.3 million, respectively, for the three months ended March 31, 2008, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Depreciation increased from approximately $14.2 million for the three months ended March 31, 2007 to approximately $17.5 million for the three months ended March 31, 2008, primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire period and future acquisitions of real estate assets.

Amortization decreased from approximately $30.9 million for the three months ended March 31, 2007 to approximately $29.3 million for the three months ended March 31, 2008, primarily due to recognizing write-offs of unamortized lease-specific assets related to a lease termination at 5 Houston Center of approximately $5.2 million during the first quarter of

2007, the majority of which is offset by growth in the portfolio. Amortization is expected to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $3.5 million for the three months ended March 31, 2007 to approximately $6.0 million for the three months ended March 31, 2008, primarily as a result of increases in administrative reimbursements related to the growth in our portfolio and costs incurred in connection with prospective acquisitions that did not close. General and administrative expenses are expected to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Interest expense increased from approximately $11.7 million for the three months ended March 31, 2007 to approximately $14.7 million for the three months ended March 31, 2008, primarily due to obtaining new mortgage notes and the Wachovia Term loan, partially offset by a decrease in the average balance outstanding under the Wachovia Line of Credit and lower cost of borrowing. Future levels of interest expense will vary primarily based on the amounts of future borrowings and the costs of borrowings. We anticipate that future borrowings will be used primarily to fund future acquisitions of real estate or interests therein. Accordingly, the amounts of future borrowings and future interest expense will depend largely upon the level of additional proceeds that we are able to raise under our ongoing public offering, the opportunities to acquire real estate assets consistent with our investment objectives, the timing of such future acquisitions, and changes in market interest rates.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $9.1 million for the three months ended March 31, 2008, compared to a loss of approximately $7,000 for the three months ended March 31, 2007, primarily due to a market value adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan in the first quarter of 2008 prompted by declines in market interest rates and a revised economic outlook, which anticipates additional declines in market interest rates. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded in other comprehensive income and do not impact net loss.

We recognized a loss on foreign currency exchange contract of approximately $1.1 million for the three months ended March 31, 2008 due to a market value adjustment to our foreign currency exchange contract prompted by the decline in value of the U.S. Dollar compared to the Russian ruble. We anticipate that future gains and losses on our foreign currency exchange contract will fluctuate primarily as a result of the future fluctuations in value between the U.S. Dollar and the Russian ruble.

Interest and other income increased from approximately $1.6 million for the three months ended March 31, 2007 to approximately $2.1 million for the three months ended March 31, 2008, primarily as a result of holding higher average cash balances during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to timing differences in raising capital in our public offerings and closing on property acquisitions. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized net loss and net loss per share of approximately $2.6 million and $0.01, respectively, for the three months ended March 31, 2007, as compared to $6.4 million and $0.02, respectively, for the three months ended March 31, 2008. These decreases are primarily attributable the impact that a decline in market interest rates has had on the value of the interest rate swap on the 222 E. 41st Street Building loan, which is partially offset by the continued growth of the portfolio and write-off of assets related to a lease termination in the first quarter of 2007. Absent additional fluctuations in the value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future earnings and earnings per share to increase as a result of current and future real estate acquisitions.

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

Reconciliations of net loss to FFO and to FFO, as adjusted to exclude market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment, are presented below (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Net loss	$(6,353)	$(2,610)
Add:
Depreciation of real assets	17,500	14,194
Amortization of lease-related costs	29,290	30,905

FFO	40,437	42,489
Unrealized loss on interest rate swaps that do not qualify for hedge accounting treatment	9,070	7

FFO, as adjusted to exclude market value adjustments to interest rate swaps that do not qualify for hedge accounting treatment	$49,507	$42,496

Weighted-average common shares outstanding	378,525	291,017

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

Noncash Items Included in FFO:

•	Deferred rental revenues (including straight-line rental revenues) of approximately $3.0 million and $3.9 million was recognized for the three months ended March 31, 2008 and 2007, respectively;

•	Deferred rental expenses included in operating expenses of approximately $0.3 million was recognized for the three months ended March 31, 2008;

•	Amortization of above-market/below-market in-place leases of approximately $2.4 million and $4.6 million was recognized for the three months ended March 31, 2008 and 2007, respectively;

•

Amortization of deferred financing costs, discounts on notes payable, and interest accrued into the basis of notes payable of approximately $3.8 million and $1.3 million was recognized as interest expense for the three months ended March 31, 2008 and 2007, respectively;

•	Approximately $1.1 million was recognized as a loss on foreign currency exchange contract for the three months ended March 31, 2008;

Cash Item Excluded from FFO:

•

Master lease proceeds recorded as adjustments to the basis of real estate assets in the period acquired of approximately $0.2 million were collected during the three months ended March 31, 2007. We consider master lease proceeds when determining cash available for dividends to our stockholders.

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

Legal Actions Against Related Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under construction

•	Properties under contract;

•	Foreign currency exchange contract;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Events

Sale of Shares of Common Stock

From April 1, 2008 through April 30, 2008, we raised approximately $72.0 million through the issuance of approximately 7.2 million shares of our common stock under our follow-on offering. As of April 30, 2008, approximately 111.0 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Independent Director Stock Option Plan

On April 24, 2008, the Conflicts Committee of the Board of Directors suspended the Independent Director Stock Option Plan. We do not expect to issue additional options to independent directors until our shares of common stock are listed on a national securities exchange.

Lenox Park Buildings Acquisition

On May 8, 2008 we purchased five office buildings containing approximately one million rentable square feet located on an approximate 17-acre tract of land at 1025, 1055, 1057 and 1277 Lenox Park Boulevard and 2180 Lake Boulevard in Atlanta, Georgia for a purchase price of approximately $275.3 million, exclusive of closing costs.

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

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes.

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable rate borrowings consist of the Wachovia Line of Credit, the Wachovia Term Loan, the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note; however, only the Wachovia Line of Credit and the Wachovia Term Loan bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of March 31, 2008, we had $0 outstanding on the Wachovia Line of Credit; $100.0 million outstanding on the Wachovia Term Loan; $135.5 million outstanding on the 222 E. 41st Street Building mortgage note; $50.7 million outstanding on the 80 Park Plaza Building mortgage note; $5.1 million outstanding on the fixed-rate, Bank Zenit Line of Credit; and $633.1 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of our all of our debt instruments was 5.4% as of March 31, 2008.

The Wachovia Term Loan is subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt-to-total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. The maturity date of the Wachovia line of credit is May 9, 2009. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The Wachovia Line of Credit and the Wachovia Term Loan are subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt-to-total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. In January 2008, the maturity date of the Wachovia Line of Credit was extended from May 9, 2008 to May 9, 2009. The Wachovia Term Loan matures May 9, 2009. An increase in the variable interest rate on this line of credit or term loan constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 3.899% per annum as of March 31, 2008) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at LIBOR plus 120 basis points (approximately 4.018% per annum as of March 31, 2008) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of

August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

Approximately $824.4 million of our total debt outstanding as of March 31, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2008, these balances incurred interest expense at an average interest rate of 5.6% and have expirations ranging from 2008 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 0.9% of total assets at March 31, 2008 and 0% of total revenue for the three months ended March 31, 2008. Assuming foreign exchange rates decreased 10% from the March 31, 2008 level, the consolidated financial statements would not be materially affected.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2008 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2008, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2008	959	$9.41	(2)
February 2008	822	$9.48	(2)
March 2008	588	$9.39	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; and August 8, 2007.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 14, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2008 FORM 10-Q OF

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated April 24, 2008.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002