Form 10-Q
period 2008-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2008-08-14
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2008: 413,788,389 shares

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

The accompanying financial statements should be read in conjunction with the notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2007. Wells REIT II’s results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) June 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$532,799	$494,431
Buildings and improvements, less accumulated depreciation of $176,005 and $139,940 as of June 30, 2008 and December 31, 2007, respectively	2,569,210	2,364,471
Intangible lease assets, less accumulated amortization of $211,439 and $184,532 as of June 30, 2008 and December 31, 2007, respectively	583,545	587,185
Construction in progress	34,820	17,279

Total real estate assets	3,720,374	3,463,366
Cash and cash equivalents	41,544	47,513
Tenant receivables, net of allowance for doubtful accounts of $579 and $1,747 as of June 30, 2008 and December 31, 2007, respectively	78,432	70,409
Prepaid expenses and other assets	83,178	86,636
Deferred financing costs, less accumulated amortization of $1,213 and $2,668 as of June 30, 2008 and December 31, 2007, respectively	4,245	3,881
Intangible lease origination costs, less accumulated amortization of $114,209 and $93,356 as of June 30, 2008 and December 31, 2007, respectively	338,981	319,496
Deferred lease costs, less accumulated amortization of $4,247 and $2,942 as of June 30, 2008 and December 31, 2007, respectively	33,723	32,857
Investment in development authority bonds	294,000	78,000

Total assets	$4,594,477	$4,102,158

Liabilities:
Lines of credit and notes payable	$974,216	$928,297
Accounts payable, accrued expenses, and accrued capital expenditures	66,320	59,627
Due to affiliates	2,979	13,385
Dividends payable	10,025	9,710
Deferred income	19,594	16,436
Intangible lease liabilities, less accumulated amortization of $27,895 and $21,270 as of June 30, 2008 and December 31, 2007, respectively	110,983	109,149
Obligations under capital leases	294,000	78,000

Total liabilities	1,478,117	1,214,604
Commitments and Contingencies (Note 5)	—	—
Minority Interest	2,333	3,170
Redeemable Common Stock	647,113	596,464
Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 408,867,013 and 371,510,095 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	4,089	3,715
Additional paid-in capital	3,646,561	3,311,895
Cumulative distributions in excess of earnings	(533,101)	(427,857)
Redeemable common stock	(647,113)	(596,464)
Other comprehensive loss	(3,522)	(3,369)

Total stockholders’ equity	2,466,914	2,287,920

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$4,594,477	$4,102,158

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$96,678	$75,785	$188,320	$149,342
Tenant reimbursements	23,903	20,700	49,788	40,991
Hotel income	6,645	7,010	11,196	11,563
Other property income	675	1,991	768	2,011

	127,901	105,486	250,072	203,907
Expenses:
Property operating costs	39,365	32,310	79,357	62,948
Hotel operating costs	4,499	4,914	8,447	8,941
Asset and property management fees:
Related-party	8,647	6,454	16,991	12,676
Other	1,084	1,324	2,057	2,735
Depreciation	18,842	14,097	36,343	28,291
Amortization	29,936	26,503	59,226	57,408
General and administrative	6,256	4,467	12,245	7,957

	108,629	90,069	214,666	180,956

Real estate operating income	19,272	15,417	35,406	22,951
Other income (expense):
Interest expense	(16,801)	(10,389)	(31,485)	(22,111)
Gain (loss) on interest rate swaps	8,431	(7)	(639)	(14)
Loss on foreign currency exchange contract	(184)	—	(1,305)	—
Gain on early extinguishment of debt	2,971	—	2,971	—
Interest and other income	3,904	2,684	6,001	4,295

	(1,679)	(7,712)	(24,457)	(17,830)

Income before minority interest and income tax expense	17,593	7,705	10,949	5,121
Minority interest in loss (earnings) of consolidated entities	26	(11)	24	(19)

Income before income tax expense	17,619	7,694	10,973	5,102
Income tax expense	(782)	(18)	(489)	(36)

Net income	$16,837	$7,676	$10,484	$5,066

Per-share information – basic and diluted:
Net income available to common stockholders	$0.04	$0.02	$0.03	$0.02

Weighted-average common shares outstanding – basic and diluted	397,692	317,184	388,108	304,173

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	280,119	$2,801	$2,491,817	$(225,549)	$—	$(1,049)	$2,268,020
Adjustment resulting from the adoption of FIN 48	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	97,251	973	971,541	—	—	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)
Redeemable common stock	—	—	—	—	(596,464)	—	(596,464)
Dividends ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)
Components of comprehensive loss:
Net loss	—	—	—	(4,668)	—	—	(4,668)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)

Comprehensive loss							(6,988)

Balance, December 31, 2007	371,510	3,715	3,311,895	(427,857)	(596,464)	(3,369)	2,287,920
Issuance of common stock	42,208	422	421,656	—	—	—	422,078
Redemptions of common stock	(4,851)	(48)	(45,522)	—	—	—	(45,570)
Redeemable common stock	—	—	—	—	(50,649)	—	(50,649)
Dividends ($0.30 per share)	—	—	—	(115,728)	—	—	(115,728)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(36,553)	—	—	—	(36,553)
Other offering costs	—	—	(4,915)	—	—	—	(4,915)
Components of comprehensive income:
Net income	—	—	—	10,484	—	—	10,484
Foreign currency translation adjustment	—	—	—	—	—	(11)	(11)
Market value adjustment to interest rate swap	—	—	—	—	—	(142)	(142)

Comprehensive income	—	—	—	—	—	—	10,331

Balance, June 30, 2008	408,867	$4,089	$3,646,561	$(533,101)	$(647,113)	$(3,522)	$2,466,914

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six months ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$10,484	$5,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,343	28,291
Amortization	64,122	64,964
Loss on interest rate swaps	639	14
Loss on foreign currency exchange contract	1,305	—
Non-cash interest expense	7,413	2,638
Gain on early extinguishment of debt	(2,971)	—
Minority interest in (loss) earnings of consolidated entities	(24)	19
Changes in assets and liabilities:
Increase in tenant receivables, net	(8,023)	(11,610)
Increase in prepaid expenses and other assets	(4,768)	(2,395)
Increase in accounts payable and accrued expenses	5,877	3,172
Decrease in due to affiliates	(6,337)	(5,754)
Increase in deferred income	3,158	1,623

Net cash provided by operating activities	107,218	86,028
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(378,183)	(126,122)
Proceeds from master leases	—	182
Release of escrowed funds	18,848	—
Acquisition fees paid	(9,920)	(14,210)
Deferred lease costs paid	(2,308)	(3,263)

Net cash used in investing activities	(371,563)	(143,413)
Cash Flows from Financing Activities:
Deferred financing costs paid	(1,241)	(390)
Proceeds from lines of credit and notes payable	259,223	144,698
Repayments of lines of credit and notes payable	(217,094)	(216,376)
Distributions paid to minority interest partners	(13)	(28)
Issuance of common stock	418,088	544,442
Redemptions of common stock	(45,174)	(28,440)
Dividends paid to stockholders	(115,413)	(89,970)
Commissions on stock sales and related dealer-manager fees paid	(33,479)	(45,914)
Other offering costs paid	(6,509)	(5,633)

Net cash provided by financing activities	258,388	302,389

Net increase (decrease) in cash and cash equivalents	(5,957)	245,004
Effect of foreign exchange rate on cash and cash equivalents	(12)	—
Cash and cash equivalents, beginning of period	47,513	46,100

Cash and cash equivalents, end of period	$41,544	$291,104

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

As of June 30, 2008, Wells REIT II owned interests in 60 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 18.5 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 58 are wholly owned and five are owned through consolidated joint ventures. As of June 30, 2008, the office and industrial properties were approximately 98% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of June 30, 2008, Wells REIT II had raised gross offering proceeds of approximately $2.3 billion from the sale of approximately 228.0 million shares under the follow-on offering.

As of June 30, 2008, Wells REIT II has raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $4.3 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $84.6 million, selling commissions and dealer-manager fees of approximately $389.0 million, other organization and offering expenses of approximately $57.7 million, and common stock redemptions of approximately $161.9 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.6 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of June 30, 2008, approximately 98.2 million shares remain available for sale to the public under the follow-on offering, exclusive of shares available under the dividend reinvestment plan.

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

Investment in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases. The development authority bonds are recorded at net principal value, and the obligations under capital leases are recorded at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income.

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

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS Statement No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, aspects of SFAS 157 impacted by FSP 157-2 will be effective for Wells REIT II beginning January 1, 2009, and all other aspects of SFAS 157 are effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements.

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

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$16,310	$—	$16,310	$—
Foreign currency exchange contract	$1,774	$—	$1,774	$—

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, for (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of income. SFAS 160 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 160 and has not yet determined the financial impact, if any, on its consolidated financial statements.

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

3.	Real Estate Acquisition

Summary

As of June 30, 2008, Wells REIT II owned interests in 63 properties as a result of acquiring the property described below during the second quarter of 2008, acquiring 2 properties during the first quarter of 2008, acquiring 11 properties during the year ended December 31, 2007, and acquiring 49 properties in prior periods.

Lenox Park Buildings

On May 8, 2008, Wells REIT II acquired interests in five office buildings containing approximately one million rentable square feet located on an approximate 17-acre tract of land in Atlanta, Georgia (the “Lenox Park Buildings”) for $275.3 million, exclusive of closing costs. In connection with acquiring the Lenox Park Buildings, Wells REIT II assumed a $216.0 million investment in development authority bond and a corresponding $216.0 million obligation under a capital lease (See Note 2).

4.	Lines of Credit and Notes Payable

As of June 30, 2008 and December 31, 2007, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2008	December 31, 2007
222 E. 41st Street Building mortgage note	$137,821	$133,260
100 East Pratt Street Building mortgage note	105,000	105,000
Wachovia Term Loan	100,000	—
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Wachovia Line of Credit	58,000	84,000
80 Park Plaza Building mortgage note	51,584	49,875
263 Shuman Boulevard Building mortgage note	49,000	49,000
One West Fourth Street Building mortgage note	46,019	46,841
800 North Frederick Building mortgage note	46,400	46,400
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,038
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
Bank Zenit Line of Credit	8,552	4,903
Key Center Complex mortgage notes	—	14,180
9 Technology Drive Building mortgage note	—	23,800

Total indebtedness	$974,216	$928,297

During the three months ended June 30, 2008, Wells REIT II engaged in the following significant activities with respect to its notes payable:

On April 28, 2008, Wells REIT II accepted an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the Key Center Complex mortgage notes was approximately

$14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million. This gain is reported as a gain on early extinguishment of debt in the accompanying consolidated statements of income.

Wells REIT II made interest payments, including amounts capitalized, of approximately $19.8 million and $17.9 million during the six months ended June 30, 2008 and 2007, respectively.

5.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”) for approximately $185.2 million. As of June 30, 2008, costs of approximately $134.7 million remained to be incurred under the agreement. The Cranberry Woods Drive Buildings are scheduled to be completed in two phases, with approximately 424,000 rentable square feet to be completed in 2009, and approximately 400,000 rentable square feet to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be 100% leased to Westinghouse Electric Company, LLC, at rental rates to be determined based on total construction costs.

Three Glenlake Building

On August 10, 2007, Wells REIT II entered into an agreement to acquire a 95% interest in a 14-story office building located in Atlanta, Georgia (the ”Three Glenlake Building”) for approximately $100.6 million. The Three Glenlake Building is newly constructed and has been pre-leased to Newell Rubbermaid, Inc., at rental rates to be determined based on final construction costs. In connection with the execution of this agreement, Wells REIT II paid an earnest money deposit of $10.0 million in 2007. On July 31, 2008, Wells REIT II closed on the acquisition of a 95% interest in the Three Glenlake Building. In connection with the acquisition, Wells REIT II assumed a $120.0 million investment in development authority bond and a corresponding $120.0 million obligation under a capital lease (See Note 2). Wells REIT II also obtained a $25.0 million loan secured by the Three Glenlake Building. The loan bears interest at LIBOR plus 90 basis points and matures on July 31, 2013; however, interest has effectively been fixed at 5.95% for the life of the loan through an interest rate swap agreement. Interest is due monthly; however, under the terms of the loan agreement, a portion of the debt service amounts will be added to the outstanding balance of the note over the term.

Dvintsev Business Center-Tower B

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited (“Wells International”), a Cypriot corporation, for approximately $31.5 million. Wells International is party to a shared construction agreement with an unrelated third party for the development of a nine-story office tower in Moscow, Russia (“Dvintsev Business Center – Tower B”). Construction of Dvintsev Business Center – Tower B, which will contain approximately 136,000 rentable square feet, is expected to be completed in late 2008. Upon its completion, Wells International will acquire Dvintsev Business Center – Tower B for a purchase price of approximately $63.2 million. Wells International may owe additional purchase consideration calculated pursuant to an earnout agreement between Wells International and the third party developer based on the amount of qualified leases, as defined, to be procured for currently vacant space within two years of closing. As of June 30, 2008, Wells International has made earnest money deposits of $40.1 million. In connection with funding additional deposits for the future acquisition of the Dvintsev Business Center – Tower B, Wells REIT II entered into an unsecured, fixed-rate line of credit with Bank Zenit for 930.0 million Russian rubles (the “Bank Zenit Line of Credit”).

Foreign Currency Exchange Contract

In connection with the future acquisition of the Dvintsev Business Center – Tower B, Wells REIT II entered into a foreign currency exchange contract to hedge exposure to fluctuations in the foreign exchange rate. This contract obligates Wells REIT II to purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble from September 2008 through March 2009.

Properties Under Contract

On May 30, 2008, Wells REIT II entered into a contract to acquire interests in two 14-story office buildings containing approximately 955,000 rentable square feet located on an approximate 3.0-acre tract of land in Atlanta, Georgia (the “Lindbergh Center Buildings”) for $285.0 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of approximately $2.0 million to an escrow agent, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. On July 1, 2008, Wells REIT II closed on the acquisition of the Lindbergh Center Buildings. In connection with acquiring the Lindbergh Center Buildings, Wells REIT II assumed a $250.0 million investment in development authority bond and a corresponding $250.0 million obligation under a capital lease (See Note 2).

On June 19, 2008, Wells REIT II entered into a contract to acquire two five-story office buildings containing approximately 315,000 rentable square feet located on an approximate 21.8-acre tract of land in Linthicum, Maryland (the “West Nursery Road Buildings”) for $97.6 million, exclusive of closing costs. In connection with the execution of this agreement, Wells REIT II paid a deposit of approximately $2.5 million to an escrow agent, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Wells REIT II will also assume a mortgage note of approximately $20 million secured by the West Nursery Road Buildings.

Obligations Under Capital Leases

Certain properties are subject to leases, that meet the qualifications of a capital lease. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012 and 2013. The required payments under the terms of the leases are as follows as of June 30, 2008 (in thousands):

2008	$11,687
2009	19,109
2010	19,109
2011	19,109
2012	95,729
2013	229,226

393,969
Amounts representing interest	(99,969)

Total	$294,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2008, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2008 and 2007 (in thousands):

	Six months ended June 30,
	2008	2007
Investment in real estate funded with other assets	$—	$750

Acquisition fees applied to real estate assets	$8,345	$7,330

Assumption of investment in development authority bonds and obligations under capital leases	$216,000	$—

Assumption of minority interest in consolidated joint venture	$800	$—

Other liabilities assumed upon acquisition of properties	$115	$282

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$142	$2,429

Accrued capital expenditures and deferred lease costs	$10,455	$1,364

Accrued redemptions of common stock	$150	$—

Acquisition fees due to affiliate	$179	$178

Commissions on stock sales and related dealer-manager fees due to affiliate	$984	$725

Other offering costs due to affiliate	$807	$1,330

Dividends payable	$10,025	$8,125

Discounts applied to issuance of common stock	$3,990	$3,707

Redeemable common stock	$50,649	$26,297

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

•

Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) all properties of Wells REIT II and (ii) investments in joint ventures. The amount of these fees paid in any calendar quarter may not exceed 0.25% of the net asset value of those investments at each quarter-end after deducting debt used to acquire or refinance properties (See Note 8);

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of June 30, 2008, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $26.0 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Commissions, net of discounts (1) (2)	$13,519	$18,038	$23,739	$33,301
Asset management fees	7,728	6,070	15,175	12,030
Dealer-manager fees, net of discounts (1)	4,995	6,680	8,824	12,285
Acquisition fees (3)	4,668	5,892	8,361	10,889
Administrative reimbursements	3,349	1,917	6,527	3,628
Other offering costs (1)	2,509	2,656	4,915	4,580
Property management fees	919	384	1,816	646
Construction fees	202	—	252	—

Total	$37,889	$41,637	$69,609	$77,359

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker dealers during the three months and six months ended June 30, 2008 and 2007.

(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or six months ended June 30, 2008 or 2007, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
Commissions and dealer-manager fees due to WIS	$984	$1,900
Administrative reimbursements due to Wells Capital and/or Wells Management	932	2,293
Other offering cost reimbursements due to Wells Capital	807	2,401
Acquisition fees due to Wells Capital	179	1,738
Asset and property management fees due to Wells Capital and/or Wells Management	77	5,053

	$2,979	$13,385

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of June 30, 2008, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $106.9 million as of July 31, 2008.

8.	Subsequent Events

Renewal of Advisory Agreement

Effective July 1, 2008, Wells REIT II renewed its advisory agreement (the “Renewed Agreement”) with Wells Capital, after the existing advisory agreement, entered into effective April 24, 2008, expired on June 30, 2008. The Renewed Agreement is substantially the same as the agreement that remained in effect through June 30, 2008.

The Renewed Agreement includes a phased-in reduction of the asset management fee percentage. Through June 30, 2008 the monthly asset management fee was calculated based on an annualized fee of 0.75% of the adjusted cost of (i) all properties of Wells REIT II’s and (ii) investments in joint ventures. The Renewed Agreement requires payment of a monthly asset management fee based on an annualized fee of 0.75% of the adjusted cost of Wells REIT II’s properties and investment in joint ventures for the months of July, August, and September, 2008. Thereafter, the monthly asset management fee is based on an annualized fee of 0.625% of the adjusted cost of Wells REIT II’s properties and investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the adjusted cost of Wells REIT II’s properties and investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee is based on an annualized fee of 0.5% of the adjusted cost of Wells REIT II’s properties and investments in joint ventures. However, the Renewed Agreement provides that the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, will immediately be 0.5%.

In addition to the reduction of the asset management fee percentage, the Renewed Agreement changes how the limit on asset management fees is calculated. Previously, the limit (1% of net asset value) was calculated quarterly. The Renewed Agreement requires a monthly calculation of net asset value. Under the Renewed Agreement, the aggregate asset management fee payable in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations. In both cases, to the extent the payments exceed the limitation, the excess is credited against future asset management fee payments. Net asset value is calculated as the adjusted cost of Wells REIT II’s properties and investment in joint ventures less Wells REIT II’s outstanding debt (excluding debt borrowed for purposes other than acquiring, improving or refinancing investment properties).

All other material terms, including the services to be performed, the standard of performance, and the limitations on Wells Capital’s other activities remain unchanged.

Appointment of Independent Director

On July 23, 2008, the Board of Directors of Wells REIT II appointed John L. Dixon to serve as an independent director, which appointment filled a vacancy on the Board of Directors. Mr. Dixon will serve on the Conflicts Committee; the Board of Directors has not yet determined on what other committees of the Board of Directors Mr. Dixon will serve.

Also on July 23, 2008, the Board of Directors of Wells REIT II voted to reduce the size of the Board of Directors from ten members to eight. Following the appointment of Mr. Dixon, there are no vacant board positions.

Sale of Shares of Common Stock

From July 1, 2008 through July 31, 2008, Wells REIT II raised approximately $63.9 million through the issuance of approximately 6.4 million shares of common stock under its follow-on offering. As of July 31, 2008, approximately 91.8 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

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

During the periods presented, we have continued to receive investor proceeds under our follow-on offering of common stock and to invest in real estate assets. Thus, our results of operations for the three months and six months ended June 30, 2008 and 2007, respectively, reflect growing operational revenues and expenses and fluctuating interest and general and administrative expenses. The increases in operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing to fund such acquisitions.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock under our follow-on offering and invested those proceeds in real properties in 2007 and 2008 and anticipate continuing to do so in the future. We also anticipate continuing to receive proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a significant portion of those proceeds to fund redemptions of our common stock under our share redemption program. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2008, we generated net cash flows from operating activities of approximately $107.2 million, which is primarily comprised of receipts of rental payments, tenant reimbursements, hotel income, and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid dividends to stockholders of approximately $115.4 million during this period. During the six months ended June 30, 2008, we collected investor proceeds held in a tenant improvement escrow account of $18.8 million, received net debt proceeds of $42.1 million and generated net proceeds from the sale of common stock under our follow-on offering, net of fees, offering cost reimbursements, and share redemptions of $323.0 million, which were primarily used to fund investments in real estate of $378.2 million. We expect to utilize the residual cash balance on hand as of June 30, 2008 of approximately $41.5 million to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or to reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our follow-on offering and to use such capital, along with selective third party borrowings, primarily to fund future acquisitions of real estate. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of July 31, 2008, we had $361.0 million outstanding under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to meet our scheduled purchase and debt obligations noted in the contractual commitments and contingencies table below. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On June 2, 2008, our board of directors declared a daily dividend for stockholders of record from June 16, 2008 through September 15, 2008 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first two quarters of 2008 and each quarter of 2007 on a per-share basis. This dividend will be paid in September 2008.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of July 31, 2008, approximately 91.8 million shares remain available for sale under our follow-on offering, which will expire upon the earlier of the sale of all 300.0 million shares or November 10, 2008. Thereafter, we expect to commence a second follow-on offering pursuant to a registration statement on Form S-11 that we filed with the SEC on July 9, 2007. We may continue to offer the 175.0 million dividend reinvestment plan shares beyond these dates until we have sold all of these shares through the reinvestment of dividends. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and dividends.

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

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2008 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations (1)	$974,216	$90,984	$184,958	$88,849	$609,425
Capital lease obligations (2)	294,000	—	—	78,000	216,000
Purchase obligations(3)	666,800	523,900	142,900	—	—
Operating lease obligations	124,090	605	2,420	2,555	118,510

Total	$2,059,106	$615,489	$330,278	$169,404	$943,935

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $19.8 million during the six months ended June 30, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of approximately $4.5 million during the six months ended June 30, 2008 and expect to pay interest in future periods based on the terms disclosed in Note 5 to our accompanying consolidated financial statements.

(3)

Represents purchase commitments for the Three Glenlake Building, the Cranberry Woods Buildings, the Dvintsev Business Center Tower B, the Lindbergh Center Buildings, and the 1580 West Nursery Road Buildings, which were under contract or under construction at June 30, 2008 and the foreign currency exchange contract. Refer to Note 5 of our accompanying consolidated financial statements for further explanation.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and future acquisitions of real estate assets.

Comparison of the three months ended June 30, 2007 versus the three months ended June 30, 2008

Rental income and tenant reimbursements increased from approximately $75.8 million and $20.7 million, respectively, for the three months ended June 30, 2007 to approximately $96.7 million and $23.9 million, respectively, for the three months ended June 30, 2008, primarily as a result of the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Other property income decreased from approximately $2.0 million for the three months ended June 30, 2007 to $0.7 million for the three months ended June 30, 2008 primarily due to fees earned in connection with a lease termination at 5 Houston Center in 2007. Unlike the majority of rental income, which is recognized ratably over long-term contracts, income from lease terminations is recognized once we have completed our obligation to provide space to the tenant.

Property operating costs and asset and property management fees increased from approximately $32.3 million and $7.8 million, respectively, for the three months ended June 30, 2007 to approximately $39.4 million and $9.7 million, respectively, for the three months ended June 30, 2008, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Depreciation increased from approximately $14.1 million for the three months ended June 30, 2007 to approximately $18.8 million for the three months ended June 30, 2008, primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $26.5 million for the three months ended June 30, 2007 to approximately $29.9 million for the three months ended June 30, 2008, primarily as a result of the growth in the portfolio offset by recognizing write-offs of unamortized lease specific assets related to a lease termination at 5 Houston Center of approximately $5.2 million during the first quarter of 2007. Amortization is expected to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $4.5 million for the three months ended June 30, 2007 to approximately $6.3 million for the three months ended June 30, 2008, primarily as a result of increases in administrative reimbursements related to the growth in our portfolio and costs incurred in connection with prospective acquisitions that did not close. General and administrative expenses are expected to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Interest expense increased from approximately $10.4 million for the three months ended June 30, 2007 to approximately $16.8 million for the three months ended June 30, 2008, primarily due to the capital lease obligation assumed in connection with the Lenox Park acquisition, new borrowings and an increase in the average balance outstanding on the Wachovia Line of Credit. We anticipate that future borrowings will be used primarily to fund future acquisitions of real estate. Accordingly, the amounts of future borrowings and future interest expense will depend largely upon the level of additional proceeds that we are able to raise under our public offerings, the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, our ability to secure financings or re-financings, and changes in market interest rates.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of approximately $8.4 million for the three months ended June 30, 2008, compared to a loss of $7,000 for the three months ended June 30, 2007, primarily due to a market value adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan in the second quarter of 2008 prompted by a revised economic outlook. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of changes in market interest rates and changes in the economic outlook for future market rates. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded in other comprehensive income and do not impact net income.

We recognized a loss on foreign currency exchange contract of approximately $0.2 million for the three months ended June 30, 2008 due to a market value adjustment to our foreign currency exchange contract prompted by the decline in value of the U.S. Dollar compared to the Russian ruble. We anticipate that future gains and losses on our foreign currency exchange contract will fluctuate primarily as a result of the future fluctuations in value between the U.S. Dollar and the Russian ruble.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the three months ended June 30, 2008 in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million.

Interest and other income increased from approximately $2.7 million for the three months ended June 30, 2007 to approximately $3.9 million for the three months ended June 30, 2008, due to income earned on investment development authority bonds assumed in connection with the Lenox Park acquisition, partially offset by lower interest income from holding lower average cash balances during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, due to timing differences in raising capital in our public offerings and closing on property acquisitions. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized net income and net income per share of approximately $7.7 million and $0.02, respectively, for the three months ended June 30, 2007, as compared to $16.8 million and $0.04, respectively, for the three months ended June 30, 2008. These increases are primarily attributable to the impact of the market value adjustment to the interest rate swap on the 222 E. 41st Street Building loan and the gain on early extinguishment of debt described above. We expect future earnings and earnings per share to increase, exclusive of market value adjustments to the interest rate swap, as a result of current and future real estate acquisitions over the long-term.

Comparison of the six months ended June 30, 2007 versus the six months ended June 30, 2008

Rental income and tenant reimbursements increased from approximately $149.3 million and $41.0 million, respectively, for the six months ended June 30, 2007 to approximately $188.3 million and $49.8 million, respectively, for the six months ended June 30, 2008, primarily as a result of the growth in the portfolio. Rental income and tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired assets for an entire period and future acquisitions of real estate assets.

Other property income decreased from approximately $2.0 million for the six months ended June 30, 2007 to $0.8 million for the six months ended June 30, 2008 primarily due to fees earned in connection with a lease termination at 5 Houston Center in the second quarter of 2007. Unlike the majority of rental income, which is recognized ratably over long-term contracts, income from lease terminations is recognized once we have completed our obligation to provide space to the tenant.

Property operating costs and asset and property management fees increased from approximately $62.9 million and $15.4 million, respectively, for the six months ended June 30, 2007 to approximately $79.4 million and $19.0 million, respectively, for the six months ended June 30, 2008, primarily as a result of the growth in the portfolio. Property operating costs and asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of real estate assets.

Depreciation increased from approximately $28.3 million for the six months ended June 30, 2007 to approximately $36.3 million for the six months ended June 30, 2008, primarily as a result of the growth to the portfolio. Depreciation is expected to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $57.4 million for the six months ended June 30, 2007 to approximately $59.2 million for the six months ended June 30, 2008, primarily as a result of the growth in the portfolio. Amortization is expected to increase in future periods, as compared to historical periods, due to owning recently acquired assets for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $8.0 million for the six months ended June 30, 2007 to approximately $12.2 million for the six months ended June 30, 2008, primarily as a result of increases in administrative reimbursements related to the growth in our portfolio and costs incurred in connection with prospective acquisitions that did not close. General and administrative expenses are expected to increase in future periods, as compared to historical periods, due to future acquisitions of real estate assets.

Interest expense increased from approximately $22.1 million for the six months ended June 30, 2007 to approximately $31.5 million for the six months ended June 30, 2008, primarily due to the capital lease obligation assumed in connection with the Lenox Park acquisition and new borrowings, partially offset by a decrease in the cost of borrowing under the Wachovia Line of Credit. We anticipate that future borrowings will be used primarily to fund future acquisitions of real estate. Accordingly, the amounts of future borrowings and future interest expense will depend largely upon the level of additional proceeds that we are able to raise under our public offerings, the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, our ability to secure financings or re-financings, and changes in market interest rates.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.6 million for the six months ended June 30, 2008, compared to a loss of $14,000 for the six months ended June 30, 2007, primarily due to market value adjustments to the interest rate swap agreement on the 222 E. 41st Street Building loan in the first and second quarters of 2008 prompted by declines in market interest rates and a revised economic outlook. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded in other comprehensive income and do not impact net income.

We recognized a loss on foreign currency exchange contract of approximately $1.3 million for the six months ended June 30, 2008 due to a market value adjustment to our foreign currency exchange contract prompted by the decline in value of the U.S. Dollar compared to the Russian ruble. We anticipate that future gains and losses on our foreign currency exchange contract will fluctuate primarily as a result of the future fluctuations in value between the U.S. Dollar and the Russian ruble.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the six months ended June 30, 2008 in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million.

Interest and other income increased from approximately $4.3 million for the six months ended June 30, 2007 to approximately $6.0 million for the six months ended June 30, 2008, primarily due to income earned on investment in development authority bonds assumed in connection with the Lenox Park acquisition, partially offset by lower interest income from holding lower average cash balances during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, due to timing differences in raising capital in our public offerings and closing on property acquisitions. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

Net income and net income per share increased from approximately $5.1 million and $0.02, respectively, for the six months ended June 30, 2007 to approximately $10.5 million and $0.03, respectively, for the six months ended June 30, 2008 primarily due to the continued growth of our portfolio, the gain on early extinguishment of debt described above, and the write-off of unamortized lease-specific assets related to a lease termination in the first quarter of 2007. Absent market valuation adjustments to our interest rate swap, we expect future earnings and earnings per share to increase as a result of current and future real estate acquisitions over the long-term.

Funds From Operations

Funds from Operations (“FFO”) is a non-GAAP financial measure considered by some equity REIT’s in evaluating operating performance. We have presented FFO below for the periods included in the accompanying consolidated statements of income, however, do not intend to do so in future filings. We believe that FFO, as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), has diverged from how we measure real estate operations considerably in recent periods. Changes in the accounting and reporting rules under GAAP that were put into effect after the establishment of NAREIT’s definition of FFO in 1999 have prompted a significant increase in the magnitude of non-cash and non-operating items included in our FFO, as defined. Such non-cash and non-operating items include market value adjustments to interest rate swaps that do not qualify for hedge accounting treatment, amortization of certain in-place lease intangible assets and liabilities and gains or losses on early extinguishments of debt. Additionally, cash flows generated from FFO may be used to fund certain capitalizable items that are excluded from FFO, such as tenant improvements, building improvements, deferred lease costs, and capitalized interest.

In addition to presenting FFO, as defined by NAREIT, we have also presented below FFO, as adjusted to exclude market value adjustments to interest rate swaps that do not qualify for hedge accounting treatment because, to the extent that the underlying contracts remain in effect for the full term, the intra-term gains or losses will not be realized in cash. While we believe that FFO, as adjusted, is more indicative of funds from our operations, we believe that, on a long-term basis, net cash flow from operations as presented in the accompanying consolidated statements of cash flows is the best measure of funds from our operations and offers more comparability with other REIT’s and real estate companies. For the six months ended June 30, 2008 and 2007, we reported net cash flow from operations of $107.2 million and $86.0 million, respectfully.

Reconciliations of net income to FFO, and to FFO, as adjusted to exclude market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment, are presented below (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$16,837	$7,676	$10,484	$5,066
Add:
Depreciation of real assets	18,842	14,097	36,343	28,291
Amortization of lease-related costs	29,936	26,503	59,226	57,408

FFO	65,615	48,276	106,053	90,765
(Gain) loss on interest rate swaps that do not qualify for hedge accounting treatment	(8,431)	7	639	14

FFO, as adjusted to exclude market value adjustments to interest rate swaps that do not qualify for hedge accounting treatment	$57,184	$48,283	$106,692	$90,779

Weighted-average common shares outstanding	397,692	317,184	388,108	304,173

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

Legal Actions Against Related Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under construction;

•	Properties under contract;

•	Foreign currency exchange contract;

•	Obligations under capital leases;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Events

Renewal of Advisory Agreement

Effective July 1, 2008, we renewed our advisory agreement (the “Renewed Agreement”) with Wells Capital, after the existing advisory agreement, entered into effective April 24, 2008, expired on June 30, 2008. The Renewed Agreement is substantially the same as the agreement that remained in effect through June 30, 2008.

The Renewed Agreement includes a phased-in reduction of the asset management fee percentage. Through June 30, 2008 the monthly asset management fee was calculated based on an annualized fee of 0.75% of the adjusted cost of (i) all our properties and (ii) investments in joint ventures. The Renewed Agreement requires payment of a monthly asset management fee based on an annualized fee of 0.75% of the adjusted cost of our properties and investment in joint ventures for the months of July, August, and September, 2008. Thereafter, the monthly asset management fee is based on an annualized fee of 0.625% of the adjusted cost of our properties and investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the adjusted cost of our properties and investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee is based on an annualized fee of 0.5% of the adjusted cost of our properties and investments in joint ventures. However, the Renewed Agreement provides that the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, will immediately be 0.5%.

In addition to the reduction of the asset management fee percentage, the Renewed Agreement changes how the limit on asset management fees is calculated. Previously, the limit (1% of net asset value) was calculated quarterly. The Renewed Agreement requires a monthly calculation of net asset value. Under the Renewed Agreement, the aggregate asset management fee payable in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations. In both cases, to the extent the payments exceed the limitation, the excess is credited against future asset management fee payments. Net asset value is calculated as the adjusted cost of our properties and investment in joint ventures less our outstanding debt (excluding debt borrowed for purposes other than acquiring, improving or refinancing investment properties).

All other material terms, including the services to be performed, the standard of performance, and the limitations on Wells Capital’s other activities remain unchanged.

Lindbergh Center Buildings Acquisition

On July 1, 2008 we acquired interests in two office buildings containing approximately 955,000 rentable square feet located on an approximate 3.0-acre tract of land in Atlanta, Georgia (“the Lindbergh Center Buildings”) for approximately $285.0 million, exclusive of closing costs. In connection with acquiring the Lindbergh Center Buildings, we assumed a $250.0 million investment in development authority bond and a corresponding $250.0 million obligation under a capital lease (See Note 2).

Sale of Shares of Common Stock

From July 1, 2008 through July 31, 2008, we raised approximately $63.9 million through the issuance of approximately 6.4 million shares of our common stock under our follow-on offering. As of July 31, 2008, approximately 91.8 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

Appointment of Independent Director

On July 23, 2008, our Board of Directors appointed John L. Dixon to serve as an independent director, which appointment filled a vacancy on the Board of Directors. Mr. Dixon will serve on the Conflicts Committee; the Board of Directors has not yet determined on what other committees of the Board of Directors Mr. Dixon will serve.

Also on July 23, 2008, our Board of Directors voted to reduce the size of the Board of Directors from ten members to eight. Following the appointment of Mr. Dixon, there are no vacant board positions.

Three Glenlake Acquisition

On July 31, 2008, we acquired a 95% interest in an office building containing approximately 824,000 rentable square feet located on an approximate 2.8-acre tract of land at 3 Glenlake Parkway in Sandy Springs, GA (the “Three Glenlake Building” for approximately $100.6 million, exclusive of closing costs. In connection with the acquisition, we assumed a $120.0 million investment in development authority bond and a corresponding $120.0 million obligation under a capital lease (See Note 2). We also obtained a $25.0 million loan secured by the Three Glenlake Building. The loan bears interest at LIBOR plus 90 basis points and matures on July 31, 2013; however, interest has effectively been fixed at 5.95% for the life of the loan through an interest rate swap agreement. Interest is due monthly; however, under the terms of the loan agreement, a portion of the debt service amounts will be added to the outstanding balance of the note over the term.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable rate borrowings consist of the Wachovia Line of Credit, the Wachovia Term Loan, the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note; however, only the Wachovia Line of Credit and the Wachovia Term Loan bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of June 30, 2008, we had $58.0 million outstanding on the Wachovia Line of Credit; $100.0 million outstanding on the Wachovia Term Loan; $137.8 million outstanding on the 222 E. 41st Street Building mortgage note; $51.6 million outstanding on the 80 Park Plaza Building mortgage note; $8.6 million outstanding on the fixed-rate, Bank Zenit Line of Credit; and $618.2 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.3% as of June 30, 2008.

The Wachovia Line of Credit and the Wachovia Term Loan are subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt-to-total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day plus 50 basis points. The Wachovia Line of Credit and the Wachovia Term Loan mature on May 9, 2009. An increase in the variable interest rate on this line of credit or term loan constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at LIBOR plus 130 basis points (approximately 3.781% per annum as of June 30, 2008) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at LIBOR plus 120 basis points (approximately 3.671% per annum as of June 30, 2008) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

Approximately $816.2 million of our total debt outstanding as of June 30, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2008, these balances incurred interest expense at an average interest rate of 5.7% and have expirations ranging from 2008 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 0.9% of total assets at June 30, 2008 and 0% of total revenue for the six months ended June 30, 2008. Assuming foreign exchange rates decreased 10% from the June 30, 2008 level, the consolidated financial statements would not be materially affected.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2008 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2008, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2008	755	$9.37	(2)
May 2008	829	$9.38	(2)
June 2008	898	$9.34	(2)

(1)	We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; and August 8, 2007.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: August 13, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2008 FORM 10-Q OF

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Follow-on Registration Statement)

4.4	Description of Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated July 1, 2008.

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002