Form 10-Q
period 2008-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2008-11-13
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2008

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐    Accelerated filer  ☐     Non-Accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2008: 432,021,685 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in this Form 10-Q and Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2007, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) September 30, 2008	December 31, 2007
Assets:
Real estate assets, at cost:
Land	$552,747	$494,431
Buildings and improvements, less accumulated depreciation of $197,060 and $139,940 as of September 30, 2008 and December 31, 2007, respectively	2,932,802	2,364,471
Intangible lease assets, less accumulated amortization of $231,683 and $184,532 as of September 30, 2008 and December 31, 2007, respectively	614,084	587,185
Construction in progress	64,598	17,279

Total real estate assets	4,164,231	3,463,366
Cash and cash equivalents	45,568	47,513
Tenant receivables, net of allowance for doubtful accounts of $740 and $1,747 as of September 30, 2008 and December 31, 2007, respectively	84,119	70,409
Prepaid expenses and other assets	70,662	86,636
Deferred financing costs, less accumulated amortization of $1,621 and $2,668 as of September 30, 2008 and December 31, 2007, respectively	5,493	3,881
Intangible lease origination costs, less accumulated amortization of $126,930 and $93,356 as of September 30, 2008 and December 31, 2007, respectively	376,852	319,496
Deferred lease costs, less accumulated amortization of $5,168 and $2,942 as of September 30, 2008 and December 31, 2007, respectively	42,723	32,857
Investment in development authority bonds	664,000	78,000

Total assets	$5,453,648	$4,102,158

Liabilities:
Lines of credit and notes payable	$1,315,552	$928,297
Accounts payable, accrued expenses, and accrued capital expenditures	80,904	59,627
Due to affiliates	3,123	13,385
Dividends payable	10,514	9,710
Deferred income	26,473	16,436
Intangible lease liabilities, less accumulated amortization of $31,484 and $21,270 as of September 30, 2008 and December 31, 2007, respectively	122,570	109,149
Obligations under capital leases	664,000	78,000

Total liabilities	2,223,136	1,214,604
Commitments and Contingencies (Note 5)	—	—
Minority Interest	7,549	3,170
Redeemable Common Stock	667,781	596,464
Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 427,602,340 and 371,510,095 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	4,276	3,715
Additional paid-in capital	3,815,097	3,311,895
Cumulative distributions in excess of earnings	(591,566)	(427,857)
Redeemable common stock	(667,781)	(596,464)
Other comprehensive loss	(4,844)	(3,369)

Total stockholders’ equity	2,555,182	2,287,920

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$5,453,648	$4,102,158

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$106,981	$82,794	$295,301	$232,136
Tenant reimbursements	27,548	20,271	77,336	61,262
Hotel income	6,532	6,989	17,728	18,552
Other property income	187	751	955	2,762

	141,248	110,805	391,320	314,712
Expenses:
Property operating costs	43,585	35,140	122,942	98,088
Hotel operating costs	4,626	4,894	13,073	13,835
Asset and property management fees:
Related-party	9,265	7,140	26,256	19,816
Other	1,065	1,142	3,122	3,877
Depreciation	21,070	15,796	57,413	44,087
Amortization	31,838	28,883	91,064	86,292
General and administrative	5,190	4,623	17,434	12,581

	116,639	97,618	331,304	278,576

Real estate operating income	24,609	13,187	60,016	36,136
Other income (expense):
Interest expense	(24,302)	(12,572)	(55,787)	(34,682)
Loss on interest rate swaps	(6,356)	(5,481)	(6,995)	(5,496)
Gain (loss) on foreign currency exchange contract	464	—	(841)	—
Gain on early extinguishment of debt	—	—	2,971	—
Interest and other income	9,919	2,834	15,920	7,130

	(20,275)	(15,219)	(44,732)	(33,048)

Income (loss) before minority interest and income tax expense	4,334	(2,032)	15,284	3,088
Minority interest in loss (earnings) of consolidated entities	67	(21)	91	(39)

Income (loss) before income tax expense	4,401	(2,053)	15,375	3,049
Income tax expense	(251)	(400)	(740)	(436)

Net income (loss)	$4,150	$(2,453)	$14,635	$2,613

Per share information – basic and diluted:
Net income (loss) available to common stockholders	$0.01	$(0.01)	$0.04	$0.01

Weighted-average common shares outstanding – basic and diluted	417,192	342,924	397,873	317,232

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2006	280,119	$2,801	$2,491,817	$(225,549)	$—	$(1,049)	$2,268,020
Adjustment resulting from the adoption of FIN 48	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	97,251	973	971,541	—	—	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)
Redeemable common stock	—	—	—	—	(596,464)	—	(596,464)
Dividends ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)
Components of comprehensive loss:
Net loss	—	—	—	(4,668)	—	—	(4,668)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)

Comprehensive loss							(6,988)

Balance, December 31, 2007	371,510	3,715	3,311,895	(427,857)	(596,464)	(3,369)	2,287,920
Issuance of common stock	64,574	646	645,091	—	—	—	645,737
Redemptions of common stock	(8,482)	(85)	(79,190)	—	—	—	(79,275)
Redeemable common stock	—	—	—	—	(71,317)	—	(71,317)
Dividends ($0.45 per share)	—	—	—	(178,344)	—	—	(178,344)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(55,898)	—	—	—	(55,898)
Other offering costs	—	—	(6,801)	—	—	—	(6,801)
Components of comprehensive income:
Net income	—	—	—	14,635	—	—	14,635
Foreign currency translation adjustment	—	—	—	—	—	(51)	(51)
Market value adjustment to interest rate swap	—	—	—	—	—	(1,424)	(1,424)

Comprehensive income	—	—	—	—	—	—	13,160

Balance, September 30, 2008	427,602	$4,276	$3,815,097	$(591,566)	$(667,781)	$(4,844)	$2,555,182

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$14,635	$2,613
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(11,706)	(12,113)
Depreciation	57,413	44,087
Amortization	97,756	96,850
Unrealized loss on interest rate swaps	5,881	5,496
Loss on foreign currency exchange contract	841	—
Non-cash interest expense	11,061	4,649
Gain on early extinguishment of debt	(2,971)	—
Minority interest in (loss) earnings of consolidated entities	(91)	39
Changes in assets and liabilities:
Increase in other tenant receivables, net	(1,422)	(3,291)
Increase in prepaid expenses and other assets	(3,322)	(8,483)
Increase in accounts payable and accrued expenses	7,267	9,025
Decrease in due to affiliates	(6,277)	(5,686)
Increase in deferred income	10,037	3,683

Net cash provided by operating activities	179,102	136,869
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(853,430)	(837,107)
Proceeds from master leases	—	1,385
Release of escrowed funds	18,848	—
Acquisition fees paid	(14,313)	(18,007)
Deferred lease costs paid	(13,137)	(16,441)

Net cash used in investing activities	(862,032)	(870,170)
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,622)	(1,868)
Proceeds from lines of credit and notes payable	797,222	498,036
Repayments of lines of credit and notes payable	(437,513)	(293,272)
Distributions paid to minority interest partners	(76)	(61)
Issuance of common stock	639,963	774,470
Redemptions of common stock	(79,029)	(42,864)
Dividends paid to stockholders	(177,540)	(140,911)
Commissions on stock sales and related dealer-manager fees paid	(50,722)	(64,102)
Other offering costs paid	(8,674)	(8,955)

Net cash provided by financing activities	681,009	720,473

Net decrease in cash and cash equivalents	(1,921)	(12,828)
Effect of foreign exchange rate on cash and cash equivalents	(24)	—
Cash and cash equivalents, beginning of period	47,513	46,100

Cash and cash equivalents, end of period	$45,568	$33,272

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

As of September 30, 2008, Wells REIT II owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 20.1 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 60 are wholly owned and six are owned through consolidated joint ventures. As of September 30, 2008, the office and industrial properties were approximately 98.5% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its dividend reinvestment plan, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the dividend reinvestment plan through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s dividend reinvestment plan, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the dividend reinvestment plan originally registered under the initial public offering. As of September 30, 2008, Wells REIT II had raised gross offering proceeds of approximately $2.5 billion from the sale of approximately 250.3 million shares under the follow-on offering.

As of September 30, 2008, Wells REIT II had raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offering of approximately $4.5 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $89.0 million, selling commissions and dealer-manager fees of approximately $408.3 million, other organization and offering expenses of approximately $59.6 million, and common stock redemptions of approximately $198.3 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of September 30, 2008, approximately 79.7 million shares remain available for sale to the public under the follow-on offering, exclusive of shares available under the dividend reinvestment plan.

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the SEC to register a third public offering of up to 375.0 million shares of common stock, which was amended on August 18, 2008 and on September 22, 2008 (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008 and offering activities commenced promptly thereafter. Wells REIT II stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008.

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

Investment in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds are recorded at net principal value, and the obligations under capital leases are recorded at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income.

Redeemable Common Stock

Wells REIT II’s share redemption program requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. Wells REIT II has insurance-backed source of funding for the redemption of shares under its share redemption program in the event Wells REIT II receives an unusually large number of redemption requests due to the death of its investors. As the decision to honor redemptions sought within two years following the death of a stockholder is outside of the control of Wells REIT II and an insurance agreement provides Wells REIT II with the ability to fund all of such redemptions, Wells REIT II has recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet equal to the present value of the future estimated deductible amounts under the insurance agreement. In addition, Wells REIT II is required to honor certain other redemptions up to the amount of proceeds raised in the current calendar year under the dividend reinvestment plan. Accordingly, the amount of proceeds raised under the dividend reinvestment plan, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet. Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value.

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swap agreements as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swap agreements are recorded as gain or loss on interest rate swaps as incurred. For the three and nine months ended September 30, 2008, net payments of $1.1 million are included in loss on interest rate swaps on the accompanying statement of operations.

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company and operates, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform certain additional, non-customary services for tenants of its buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets of Wells REIT II in 2008 and to 25% of the value of the total assets of Wells REIT II in future periods. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse.

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS No. 13, Accounting for Leases (“SFAS 13”), as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB delayed the effective date of SFAS 157 for nonrecurring and nonfinancial assets and liabilities until 2009. All other aspects of SFAS 157 were effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements.

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

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency exchange contract	$1,311	$—	$1,311	$—
Interest rate swaps	$22,833	$—	$22,833	$—

Accounting Adjustment

In the third quarter of 2008, Wells REIT II recorded an out-of-period gain on foreign currency exchange contract of approximately $3.5 million to correct the amount of cumulative losses previously reported. Wells REIT II adjusts the basis of its foreign currency exchange contract to fair value as estimated by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. As a result, Wells REIT II’s net income is understated by $0.9 million for the year ended December 31, 2007, by $2.2 million for the quarter ended March 31, 2008 and by $0.4 million for the quarter ended June 30, 2008. Conversely, Wells REIT II’s net income is overstated by $3.5 million for the quarter ended September 30, 2008.

We believe that the out-of-period activity described above, when considered either individually or in the aggregate, is not material to Wells REIT II’s consolidated financial statements for the year ended December 31, 2007 or for any of the three quarters ended September 30, 2008. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the non-cash nature of this activity and Wells REIT II’s substantial stockholders’ equity balances at the end of the period affected.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 is effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on Wells REIT II’s consolidated financial statements.

On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS 157, but does not change any of the provisions of SFAS 157. FSP 157-3 became effective upon issuance on October 10, 2008, and retrospective application is prohibited. Wells REIT II does not expect the provisions of FSP 157-3 will have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) requires, among other things, (i) transaction costs related to business combinations to be expensed as incurred and (ii) preacquisition contingencies related to contractual obligations and purchase price contingencies to be recorded at fair value as of the acquisition date. SFAS 141(R) will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 141(R) and has not yet determined the financial impact, if any, on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of income. SFAS 160 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 160 and has not yet determined the financial impact, if any, on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including, (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS No. 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 161 and has not yet determined the financial impact, if any, on its consolidated financial statements.

3.	Real Estate Acquisitions

Summary

As of September 30, 2008, Wells REIT II owned interests in 66 properties as a result of acquiring the three properties described below during the third quarter of 2008, acquiring three properties during the first two quarters of 2008, acquiring 11 properties during the year ended December 31, 2007, and acquiring 49 properties in prior periods.

Lindbergh Center Buildings

On July 1, 2008, Wells REIT II acquired interests in two 14-story office buildings containing approximately 955,000 rentable square feet and located on a 3.0-acre tract of land in Atlanta, Georgia (the “Lindbergh Center Buildings”) for $285.0 million, exclusive of closing costs. In connection with acquiring the Lindbergh Center Buildings, Wells REIT II assumed a $250.0 million investment in development authority bond and a corresponding $250.0 million obligation under a capital lease (See Note 2).

Three Glenlake Building

On July 31, 2008, Wells REIT II acquired a 95% interest in a 14-story office building containing approximately 356,000 rentable square feet and located on a 2.8-acre tract of land in Sandy Springs, Georgia (the “Three Glenlake Building”) for approximately $100.6 million. In connection with the acquisition, Wells REIT II assumed a $120.0 million investment in development authority bond and a corresponding $120.0 million obligation under a capital lease (See Note 2).

1580 West Nursery Road Buildings

On September 5, 2008, Wells REIT II acquired two five-story office buildings containing approximately 315,000 rentable square feet and located on a 21.8-acre tract of land in Linthicum, Maryland (the “West Nursery Road Buildings”) for $97.6 million, exclusive of closing costs.

4.	Lines of Credit and Notes Payable

As of September 30, 2008 and December 31, 2007, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2008	December 31, 2007
Wachovia Line of Credit	$351,000	$84,000
222 E. 41st Street Building mortgage note	140,467	133,260
100 East Pratt Street Building mortgage note	105,000	105,000
Wachovia Term Loan	100,000	—
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	52,446	49,875
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	45,600	46,841
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,038
Three Glenlake Building mortgage note	25,047	—
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
West Nursery Road Buildings mortgage note	20,806	—
Bank Zenit Line of Credit	7,946	4,903
Key Center Complex mortgage notes	—	14,180
9 Technology Drive Building mortgage note	—	23,800

Total indebtedness	$1,315,552	$928,297

During the three months ended September 30, 2008, Wells REIT II engaged in the following significant activities with respect to its notes payable:

On July 31, 2008, Wells REIT II obtained a $25.0 million loan secured by the Three Glenlake Building from PNC Bank, N.A. (“PNC Bank”), the proceeds of which were used to purchase the Three Glenlake Building (See Note 3). The note bears interest at one-month LIBOR plus 90 basis points (approximately 3.827% per annum as of September 30, 2008); however, interest has been effectively fixed at 5.95% for the life of the loan through an interest rate swap agreement with PNC Bank. The note matures in July 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term.

On September 5, 2008, Wells REIT II assumed a $19.8 million fixed-rate loan with Bank of America in connection with the acquisition of the 1580 West Nursery Road Buildings (See Note 3). The West Nursery Road loan is an amortizing note, which requires monthly payments of principal and interest at 7.7% annualized through its maturity in September 2010. Upon assumption, Wells REIT II adjusted the West Nursery Road loan to fair value by increasing the basis of the loan by $1.0 million and recording a corresponding increase to the basis of real estate assets acquired. The loan premium is amortized to interest expense over the term of the note. The outstanding principal balance and unamortized fair value adjustment for this loan were approximately $19.8 million and $1.0 million, respectively, as of September 30, 2008.

On September 10, 2008, Wells REIT II refinanced the $90.0 million 5 Houston Center Building mortgage note, which was set to mature October 1, 2008. The new interest-only loan from Principal Life Insurance Company matures October 1, 2010 and bears interest at a fixed rate of 5.42% per annum.

Wells REIT II has a $450.0 million unsecured revolving credit facility with a syndicate of 16 banks led by Wachovia Bank, N.A., which expires May 9, 2009 (the “Wachovia Line of Credit”). None of the individual syndicate banks are committed to fund more than $65.0 million under this facility. During the three months ended September 30, 2008, Wells REIT II drew down $293.0 million of net borrowings under the Wachovia Line of Credit.

Wells REIT II made interest payments, including amounts capitalized, of approximately $32.3 million and $26.6 million during the nine months ended September 30, 2008 and 2007, respectively.

5.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”) for approximately $185.2 million. As of September 30, 2008, Wells REIT II had incurred and capitalized as construction in progress approximately $73.0 million and estimated incurring additional costs of approximately $112.2 million to complete the project. The Cranberry Woods Drive Buildings are scheduled to be completed in two phases, with approximately 424,000 rentable square feet to be completed in 2009 and approximately 400,000 rentable square feet to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be 100% leased to Westinghouse Electric Company, LLC at rental rates to be determined based on total construction costs.

Dvintsev Business Center-Tower B

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited, a Cypriot corporation that is party to a shared construction agreement with an unrelated entity for the development of a nine-story office tower containing approximately 144,863 rentable square feet in Moscow, Russia (“Dvintsev Business Center – Tower B”). As of October 31, 2008, Wells REIT II anticipates acquiring Dvintsev Business Center – Tower B following the completion of construction in 2009 for approximately $79.1 million, including $6.2 million of value-added tax payments that may be used to reduce the amount of value-added taxes assessed on future rental receipts. Wells REIT II may owe additional purchase consideration pursuant to an earn-out agreement under which the developer would be compensated for securing qualified leases, as defined, for currently vacant space within two years of closing. As of September 30, 2008, Wells REIT II has made earnest money deposits of $39.4 million under the shared construction agreement, including $1.2 million of value-added taxes, which have been funded with a combination of cash and draws under a line of credit with Bank Zenit, a Russian bank, equal to approximately $7.9 million. In November 2008, Bank Zenit indicated that there may be a delay in its funding of future draws under this loan. In the event that Bank Zenit cannot meet its requirement to fund an additional 729.4 million Russian rubles (equal to approximately $28.4 million as of September 30, 2008) under this loan, Wells REIT II will consider other sources of funding for this project, including foreign borrowings, funds raised under its offerings of common stock and draws from the Wachovia line of credit, among others.

Foreign Currency Exchange Contract

In connection with the future acquisition of the Dvintsev Business Center – Tower B, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. Dollar to Russian ruble exchange rate. This contract is indexed against a requirement to purchase 802.4 million Russian rubles at a fixed price of $0.04 per Russian ruble and must be settled during the period from September 2008 through March 2009. As of September 30, 2008, Wells REIT II estimated the fair value of this contract equal to a liability of approximately $1.3 million, which is included in accounts payable, accrued expenses and accrued capital expenditures in the accompanying consolidated balance sheet.

Obligations Under Capital Leases

Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012, 2013 and 2017. The required payments under the terms of the leases are as follows as of September 30, 2008 (in thousands):

2008	$10,277
2009	41,109
2010	41,109
2011	41,109
2012	366,495
Thereafter	381,626

881,725
Amounts representing interest	(217,725)

Total	$664,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2008, no tenants have exercised such options that had not been materially satisfied.

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

5 Houston Sky Bridge

In September 2008, Wells REIT II entered into a contract with the developer of a building adjacent to the 5 Houston Center building that grants a perpetual easement between the two buildings to the developer in consideration for $12.0 million payable to Wells REIT II in two non-refundable installments. Upon execution of the contract, Wells REIT II received the first installment of $6.0 million, which is recorded as deferred income in the accompanying consolidated balance sheet. Upon the sooner of the completion of the steel frame of the adjacent building or March 2010, the second installment will become payable and both payments will be recognized as income.

6.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Investment in real estate funded with other assets	$—	$750

Acquisition fees applied to real estate assets	$11,810	$15,489

Assumption of investment in development authority bonds and obligations under capital leases	$586,000	$—

Fair market value of notes payable assumed upon acquisition of properties	$20,842	$—

Other liabilities assumed upon acquisition of properties	$130	$1,786

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$1,424	$91

Accrued capital expenditures and deferred lease costs	$11,512	$2,967

Accrued redemptions of common stock	$—	$440

Acquisition fees due to affiliate	$224	$981

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,302	$868

Other offering costs due to affiliate	$528	$767

Dividends payable	$10,514	$8,665

Contribution from minority interest partner upon acquisition	$5,346	$—

Assumption of minority interest in consolidated joint venture	$800	$—

Discounts applied to issuance of common stock	$5,774	$5,865

Redeemable common stock	$71,317	$609,518

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

•

Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures for the months of July, August, and September, 2008. Thereafter, the monthly asset management fee is equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures is at least $6.5 billion, after which the monthly asset management fee is based equal to one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures. However, the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was immediately 0.5%. The amount of these fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt borrowed for purposes of acquiring, improving or refinancing investment properties;

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of September 30, 2008, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering and $27.9 million related to the follow-on offering, which represents approximately 1.6% and 1.1% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2008 and 2007, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Commissions, net of discounts(1) (2)	$12,828	$13,340	$36,567	$46,641
Asset management fees	8,452	6,515	23,627	18,545
Dealer-manager fees, net of discounts(1)	4,733	4,991	13,557	17,276
Acquisition fees(3)	4,438	4,601	12,799	15,489
Administrative reimbursements	3,412	2,681	9,939	6,309
Other offering costs(1)	1,886	2,759	6,801	7,339
Property management fees	813	625	2,629	1,271
Construction fees	34	—	286	—

Total	$36,596	$35,512	$106,205	$112,870

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker dealers during the three months and nine months ended September 30, 2008 and 2007.

(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or nine months ended September 30, 2008 or 2007, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30, 2008	December 31, 2007
Commissions and dealer-manager fees due to WIS	$1,302	$1,900
Administrative reimbursements due to Wells Capital and/or Wells Management	1,041	2,293
Other offering cost reimbursements due to Wells Capital	528	2,401
Acquisition fees due to Wells Capital	224	1,738
Asset and property management fees due to Wells Capital and/or Wells Management	28	5,053

	$3,123	$13,385

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as dividend income earned from equity interests in another REIT. As of September 30, 2008, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $76.1 million as of October 31, 2008.

8.	Subsequent Event

Sale of Shares of Common Stock

From October 1, 2008 through October 31, 2008, Wells REIT II raised approximately $58.6 million through the issuance of approximately 5.9 million shares of common stock under its follow-on offering. As of October 31, 2008, approximately 73.8 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under Wells REIT II’s dividend reinvestment plan.

On October 1, 2008, the registration statement relating to Wells REIT II’s Third Offering was declared effective by the SEC and Wells REIT II commenced offering activities for the Third Offering promptly thereafter. Wells REIT II stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008.

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

Overview

During the periods presented, we have continued to receive investor proceeds under our follow-on offering of common stock and to invest in real estate assets. Thus, our results of operations for the three months and nine months ended September 30, 2008 and 2007, respectively, reflect growing operational revenues and expenses and fluctuating interest and general and administrative expenses. The increases in operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing to fund such acquisitions.

Impact of Economic Conditions on our Portfolio

The fundamentals of the U.S. office real estate market have continued to weaken due to macro-economic conditions in general and the global financial crisis in particular. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During October 2008, vacancy rates have continued to rise as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space to lease and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

We believe that we are well positioned to withstand this downturn with minimal exposure to immediate lease rollover, a strong tenant credit base and low leverage levels relative to our competitors. As of September 30, 2008, our portfolio had an average remaining lease term of 7.6 years, of which only 1.7% of the leased space will expire before 2010. We evaluate the creditworthiness of the tenants of our properties not only at the time of entering into a lease or acquiring a property but throughout the lease term. At present, we believe that the majority of our tenants have an investment grade credit rating or are as creditworthy as investment-grade entities. As of September 30, 2008, our leverage ratio was 26.6%, which is the ratio of total debt to total purchase price of real estate assets plus cash and cash equivalents. We expect this ratio to decline in the near-term as we utilize proceeds raised from the sale of our common stock to repay third-party borrowings. We believe that the factors outlined above will allow us to be flexible with respect to how we may address challenges that could arise under the current economic environment.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock and invested those proceeds in real properties during 2007 and 2008 and anticipate continuing to do so in the future. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future dividends to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments. While we may periodically be required to borrow funds on a short-term basis to meet our dividend payment schedule, our primary focus is to continue to maintain the quality of our portfolio. Thus, we may opt to lower the dividend in the future rather than compromise that quality by accumulating significant borrowings to meet a dividend level higher than operating cash flow would support. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future dividend projections.

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2008, we generated net cash flows from operating activities of $179.1 million, which is primarily comprised of receipts of rental payments, tenant reimbursements, hotel income, deferred income and interest and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities, we paid dividends to stockholders of $177.5 million during this period. We consider net cash flow from operating activities, as currently defined by GAAP in the accompanying statement of cash flows, when determining the amount of dividends to pay to stockholders. While net cash from operations may fluctuate in the near-term due to differences in the timing of collections and payments, we believe that, on a long-term basis, net cash from operations is reflective of our operating performance and offers a high degree of comparability with other REITs and real estate companies.

During the nine months ended September 30, 2008, we received net debt proceeds of $359.7 million and generated net proceeds from the sale of common stock under our follow-on offering, net of fees, offering cost reimbursements and share redemptions of $487.2 million, which were used to fund investments in real estate of $853.4 million. We expect to utilize the residual cash balance on hand as of September 30, 2008 of approximately $45.6 million to satisfy current liabilities, pay future dividends, fund future acquisitions of real properties, or to reduce indebtedness.

We intend to continue to generate capital from the sale of common stock under our public offerings and to use such offering proceeds to repay our line of credit through the maturity date of this facility (May 2009). However, we will continue to seek attractive real estate acquisition opportunities and, as a result, may also use offering proceeds to fund selective acquisitions in the short-term. We expect that we will use a significant portion of the proceeds from sales under our dividend reinvestment plan to fund redemptions under the share redemption program. As of October 31, 2008, we had $300.0 million outstanding under the Wachovia Line of Credit. Accordingly, we believe that we have adequate capacity to meet our scheduled purchase and debt obligations noted in the contractual commitments and contingencies table below. We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay dividends to stockholders.

On September 2, 2008, our board of directors declared a daily dividend for stockholders of record from September 16, 2008 through December 15, 2008 in an amount equal to an annualized dividend of $0.60 per share, which is consistent with the rate of dividends declared for the first three quarters of 2008 and each quarter of 2007 on a per-share basis. This dividend will be paid in December 2008.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock under the Third Offering, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. Under the Third Offering, up to 300.0 million shares of common stock will be available for sale, with discounts available to certain categories of purchasers, and an additional 75.0 million shares will be available for sale under our dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and dividends.

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

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2008 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter
Outstanding debt obligations(1)	$1,315,552	$735	$588,571	$88,546	$637,700
Capital lease obligations(2)	664,000	—	—	328,000	336,000
Purchase obligations(3)	184,000	—	184,000	—	—
Operating lease obligations	231,409	599	4,792	4,926	221,092

Total	$2,394,961	$1,334	$777,363	$421,472	$1,194,792

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $32.3 million during the nine months ended September 30, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of approximately $14.2 million during the nine months ended September 30, 2008 and expect to pay interest in future periods based on the terms disclosed in Note 5 to our accompanying consolidated financial statements.

(3)

Represents purchase commitments for the Cranberry Woods Buildings, the Dvintsev Business Center Tower and the foreign currency exchange contract (See Note 5 to our accompanying consolidated financial statements).

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and future acquisitions of real estate assets.

Comparison of the three months ended September 30, 2007 versus the three months ended September 30, 2008

Rental income increased from approximately $82.8 million for the three months ended September 30, 2007 to approximately $107.0 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio. Rental income is expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Tenant reimbursements increased from approximately $20.3 million for the three months ended September 30, 2007 to approximately $27.5 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio and higher after-hours energy usage due from tenants. Tenant reimbursements is expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Property operating costs increased from approximately $35.1 million for the three months ended September 30, 2007 to approximately $43.6 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio and higher after-hours energy usage. The energy usage is reimbursable by tenants under the lease terms. Property operating costs are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Asset and property management fees increased from approximately $8.3 million for the three months ended September 30, 2007 to approximately $10.3 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio. Based on the terms of the newly revised asset management fee (see Note 7 to our accompanying consolidated financial statements), the rates at which we incur asset management fees are expected to decrease. Property management fees are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Depreciation increased from approximately $15.8 million for the three months ended September 30, 2007 to approximately $21.1 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Amortization increased from approximately $28.9 million for the three months ended September 30, 2007 to approximately $31.8 million for the three months ended September 30, 2008 primarily as a result of the growth in the portfolio. Amortization is expected to increase in future periods due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

General and administrative expenses increased from approximately $4.6 million for the three months ended September 30, 2007 to approximately $5.2 million for the three months ended September 30, 2008 primarily as a result of growth in the portfolio. General and administrative expenses are expected to increase in future periods due to future acquisitions of real estate assets.

Interest expense increased from approximately $12.6 million for the three months ended September 30, 2007 to approximately $24.3 million for the three months ended September 30, 2008 primarily due to $8.5 million incurred on capital leases assumed in connection with 2008 acquisitions, which is entirely offset by interest income earned on corresponding investments in development authority bonds, new borrowings and an increase in the average balance outstanding on the Wachovia Line of Credit. We anticipate that future borrowings will be used primarily to fund future acquisitions of real estate. Accordingly, the amounts of future borrowings and future interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates.

We recognized a gain on foreign currency exchange contract of approximately $0.5 million for the three months ended September 30, 2008 due to fluctuations in value of the U.S. Dollar compared to the Russian ruble. We anticipate that future gains and losses on our foreign currency exchange contract will vary primarily in response to future changes in value between the U.S. Dollar and the Russian ruble.

Interest and other income increased from approximately $2.8 million for the three months ended September 30, 2007 to approximately $9.9 million for the three months ended September 30, 2008 due to $8.5 million earned on investment in development authority bonds offset slightly by lower interest income on cash on hand caused by declining interest rates. The interest earned on the investment in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized net loss and net loss per share of approximately $2.5 million and $0.01, respectively, for the three months ended September 30, 2007, as compared to net income and net income per share of approximately $4.2 million and $0.01, respectively, for the three months ended September 30, 2008. The increase in net income is primarily due to continued growth in our portfolio of real estate assets, while the increase in net income per share is due to a combination of continued growth in our portfolio of real estate assets and an increase in equity raised from the sale of our common stock. Absent future market value adjustments on financial instruments such as interest rate swaps or foreign currency exchange contracts, we expect future earnings and earnings per share to increase as a result of newly acquired properties and future acquisitions.

Comparison of the nine months ended September 30, 2007 versus the nine months ended September 30, 2008

Rental income and tenant reimbursements increased from approximately $232.1 million and $61.3 million, respectively, for the nine months ended September 30, 2007 to approximately $295.3 million and $77.3 million, respectively, for the nine months ended September 30, 2008, primarily as a result of the growth in our portfolio of real estate assets.

Other property income decreased from approximately $2.8 million for the nine months ended September 30, 2007 to $1.0 million for the nine months ended September 30, 2008 primarily due to fees earned in connection with a lease termination at 5 Houston Center in the second quarter of 2007. Unlike the majority of rental income, which is recognized ratably over long-term contracts, income from lease terminations is recognized once we have completed our obligation to provide space to the tenant.

Property operating costs and asset and property management fees increased from approximately $98.1 million and $23.7 million, respectively, for the nine months ended September 30, 2007 to approximately $122.9 million and $29.4 million, respectively, for the nine months ended September 30, 2008 primarily as a result of the growth in the portfolio.

Depreciation increased from approximately $44.1 million for the nine months ended September 30, 2007 to approximately $57.4 million for the nine months ended September 30, 2008 primarily as a result of the growth to the portfolio.

Amortization increased from approximately $86.3 million for the nine months ended September 30, 2007 to approximately $91.1 million for the nine months ended September 30, 2008 primarily as a result of the growth in the portfolio.

General and administrative expenses increased from approximately $12.6 million for the nine months ended September 30, 2007 to approximately $17.4 million for the nine months ended September 30, 2008 primarily as a result of increases in administrative reimbursements related to the growth in our portfolio and costs incurred in connection with prospective acquisitions that did not close.

Interest expense increased from approximately $34.7 million for the nine months ended September 30, 2007 to approximately $55.8 million for the nine months ended September 30, 2008, primarily due to new borrowings and $10.7 million incurred on capital leases assumed in connection with 2008 acquisitions, which is entirely offset by interest income earned on corresponding investments in development authority bonds.

We recognized a loss on foreign currency exchange contract of approximately $0.8 million for the nine months ended September 30, 2008 due to fluctuations in value of the U.S. Dollar compared to the Russian ruble.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the nine months ended September 30, 2008 in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million in the second quarter of 2008. The net book value of the mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million.

Interest and other income increased from approximately $7.1 million for the nine months ended September 30, 2007 to approximately $15.9 million for the nine months ended September 30, 2008, primarily due to $10.7 million earned on investment in development authority bonds offset slightly by lower interest income on cash on hand caused by declining interest rates. The interest earned on the investment in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases.

Net income and net income per share increased from approximately $2.6 million and $0.01, respectively, for the nine months ended September 30, 2007 to approximately $14.6 million and $0.04, respectively, for the nine months ended September 30, 2008 primarily due to the continued growth of our portfolio of real estate assets and the gain on early extinguishment of debt described above.

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

Wells TRS is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform certain additional, non-customary services for tenants of our buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets in 2008 and to 25% of the value of our total assets in future periods. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land, building, and site improvements and identified intangible assets and liabilities, including the value in-place leases, based in each case on our estimate of their fair values.

The fair values of the tangible assets of an acquired property (which includes land, building and site improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and site improvements based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

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

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on management’s estimate of fair market lease rates over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

Appointment of Independent Director

On July 23, 2008, our Board of Directors appointed John L. Dixon to serve as an independent director, which appointment filled a vacancy on the Board of Directors. Mr. Dixon will serve on the Conflicts Committee, the Shareholder Relations, Communications and Development Committee. Also on July 23, 2008, our Board of Directors voted to reduce the size of the Board of Directors from ten members to eight. Following the appointment of Mr. Dixon, there are no vacant board positions.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 5 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	Property under construction;

•	Property under contract;

•	Foreign currency exchange contract;

•	Obligations under capital leases;

•	Commitments under existing lease agreements; and

•	Litigation.

Subsequent Event

Sale of Shares of Common Stock

From October 1, 2008 through October 31, 2008, we raised approximately $58.6 million through the issuance of approximately 5.9 million shares of our common stock under our follow-on offering. As of October 31, 2008, approximately 73.8 million shares remained available for sale to the public under the follow-on offering, exclusive of shares available under our dividend reinvestment plan.

On October 1, 2008, the registration statement relating to our Third Offering was declared effective by the SEC and we commenced offering activities for the Third Offering promptly thereafter. We stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable rate borrowings consist of the Wachovia Line of Credit, the Wachovia Term Loan, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note; however, only the Wachovia Line of Credit and the Wachovia Term Loan bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of September 30, 2008, we had $351.0 million outstanding on the Wachovia Line of Credit; $100.0 million outstanding on the Wachovia Term Loan; $140.5 million outstanding on the 222 E. 41st Street Building mortgage note; $52.4 million outstanding on the 80 Park Plaza Building mortgage note; $25.0 million outstanding on the Three Glenlake Building mortgage note; $7.9 million outstanding on the fixed-rate, Bank Zenit Line of Credit; and $638.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.0% as of September 30, 2008.

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

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 4.227% per annum as of September 30, 2008) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 4.127% per annum as of September 30, 2008) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 3.827% per annum as of September 30, 2008) and matures in July 2013. In connection with obtaining the Three Glenlake Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of July 31, 2008 and terminates July 31, 2013. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95%.

Approximately $864.6 million of our total debt outstanding as of September 30, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2008, these balances incurred interest expense at an average interest rate of 5.7% and have expirations ranging from 2008 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our presence in Russia. Assets held in Russia represented 0.8% of total assets at September 30, 2008 and expenses incurred in Russia represented 0.0% of total revenue for the nine months ended September 30, 2008. As compared to rates in effect at September 30, 2008, an increase or decrease to the U.S. Dollar to Russian Ruble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor should be read together with the risk factors disclosed under Item 1A on page 7 through 22 of our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turbulence in the credit markets may create challenges in securing third-party borrowings or refinancing our existing debt and may cause market rental rates and property values to decline.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole going forward. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. In the event that the constriction within the credit markets persists, we may face challenges in securing third-party borrowings or refinancing our existing debt in the future. Should such economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and our ability to achieve market rental rates would decline significantly. In the near-term, we believe that we are well positioned to withstand this downturn due to having minimal exposure to immediate lease rollover, a strong tenant credit base and low leverage levels relative to our competitors; however, no assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2008 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2008, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2008	1,470	$9.26	(2)
August 2008	1,048	$9.28	(2)
September 2008	1,113	$9.32	(2)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; and August 8, 2007. Further amendments are announced in this quarterly report.

(2)

We limit redemptions under the share redemption program as follows: We will not make “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) until one year after the issuance of the shares to be redeemed. We have not redeemed shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed 100% of the net proceeds from our dividend reinvestment plan during the calendar year or 5% of the weighted-average number of shares outstanding in the prior calendar year. We will honor all redemption requests if the request is made within two years of a stockholder’s death.

Our board of directors has approved an amendment to the share redemption program for 2008 only, which will become effective 30 days after the filing of this quarterly report on Form 10-Q. The amendment increases the limit on Ordinary Redemptions from 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during the year ended December 31, 2008 to 70% of the net proceeds from the sale of shares under our dividend reinvestment plan during the year ended December 31, 2008. No changes were made to the limitation for the aggregate of Ordinary Redemptions and those upon the qualifying disability of a stockholder during any calendar year to not exceed 100% of the net proceeds from our dividend reinvestment plan during the year ended December 31, 2008 or 5% of the weighted-average number of shares outstanding in the prior calendar year. The limit on Ordinary Redemptions will revert back to 50% of the net proceeds from the sale of shares under our dividend reinvestment plan in 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 23, 2008, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)	Our stockholders elected the following individuals to the board of directors: Leo Wells, III; Douglas Williams; Charles Brown; Richard Carpenter; Bud Carter; Nelson Mills; and Neil Strickland.

(c)	The above matter was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo Wells, III	211,247,276	9,671,244
Douglas Williams	211,273,788	9,644,732
Charles Brown	211,289,305	9,629,215
Richard Carpenter	211,247,888	9,670,631
Bud Carter	211,196,459	9,722,061
Nelson Mills	211,327,752	9,590,768
Neil Strickland	211,104,067	9,814,453

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2008, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 13, 2008	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2008 FORM 10-Q OF

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

4.1

Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008 (the “Third Offering Registration Statement”))

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Third Offering Registration Statement)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Third Offering Registration Statement)

4.4	Description of Share Redemption Program (included herein and incorporated by reference to Third Offering Prospectus included in the Third Offering Registration Statement)

31.1	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002