Form 10-K
period 2008-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2009-03-31
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(g) of the Act:

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

Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2008 was approximately 408,867,013.

Number of shares outstanding of the registrant’s

Only class of common stock, as of February 28, 2009: 445,425,655 shares

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Funds Investment Trust II, Inc. Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2009.

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

General

Wells REIT II is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II, “we,” “us,” or “our” herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries.

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2008, we owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 20.1 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 62 are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2008, our office and industrial properties were approximately 97.5% leased.

Our stock is not listed on a public securities exchange. However, our charter requires that in the event our stock is not listed on a national securities exchange by October 2015, we must either seek stockholder approval to extend or amend this listing deadline or stockholder approval to begin liquidating investments and distributing the resulting proceeds to our stockholders. If we seek stockholder approval to extend or amend this listing date and do not obtain it, we will then be required to seek stockholder approval to liquidate. In this circumstance, if we seek and do not obtain approval to liquidate, we will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

Real Estate Investment Objectives

Our primary investment objectives are to maximize cash distributions paid to our investors and to preserve, protect, and return our investors’ capital contributions. We also seek long-term capital appreciation from our investments.

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

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors and is disclosed to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification to exceed this borrowing limit. We intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will depend upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2008, we had debt outstanding under variable- and fixed-rate borrowing instruments. Other than our working capital line of credit and term loan, the interest rates on our variable-rate borrowing instruments have been effectively fixed through interest rate swap agreements. Our working capital line of credit allows maximum flexibility with regard to our capital resources. The extent to which we draw on our working capital line of credit is driven primarily by timing differences between raising capital in our public offerings and identifying and closing on property acquisitions. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Operating Objectives

We will continue to focus on the following key operating factors:

•	Raising sufficient amounts of equity capital to acquire a large, diversified portfolio while maintaining a moderate debt-to-real estate asset ratio;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market distribution;

•

Ensuring that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, to receive the maximum returns on our properties permitted by the market;

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

Working Capital Reserves.    We may from time to time temporarily set aside offering proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility or in the event that suitable acquisitions are not available. While, in the short term, temporarily setting aside funds will temporarily decrease the amount we invest in real estate and hence temporarily decrease future net income we believe that it may be prudent under certain economic conditions to have these funds available, in addition to funds available from operations and borrowings.

Borrowing Policies.    Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2008, our debt-to-real-estate asset ratio was approximately 25.5%.

Policies Regarding Operating Expenses.    We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter. For the four consecutive quarters ended December 31, 2008, total operating expenses represented 1.3% of average invested assets and 12.2% of operating income, as defined by the advisory agreement.

Offering Policies.    We are conducting a public offering of up to 300 million shares of common stock at $10 per share (with discounts available for certain categories of investors). We also are offering shares under our dividend reinvestment plan. We believe these offerings are in the best interest of our stockholders because they increase the likelihood that we will be able to (i) acquire properties at attractive pricing, thereby improving stockholder returns and (ii) continue to diversify the portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy.    We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, in the near term, the re-negotiated advisory agreement allows us the opportunity to continue to acquire properties (until the aggregate purchase price of the portfolio is $6.5 billion) without an increase in the amount of asset management fees paid to our external advisor, Wells Capital. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today.

Employees

The employees of Wells Capital and its affiliate, Wells Management Company, Inc. (“Wells Management”) perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled approximately $13.6 million, $8.8 million, and $6.0 million for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations. A portion of these administrative reimbursements are reimbursable by our tenants (See Note 9 to our accompanying consolidated financial statements).

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for high quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have engaged Wells Capital and its affiliates, Wells Management and Wells Investment Securities, Inc. (“WIS”), to provide certain services essential to us, including asset management services, supervision of the property management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Capital, Wells Management, and WIS.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by us and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of December 31, 2008, we believe that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $59.0 million as of February 28, 2009.

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

Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the Securities Exchange Commission (the “SEC”) on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court ruled on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remained in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other filings with the SEC, including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsreitII.com, through a link to the http://www.sec.gov web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Risks Related to Current Economic Conditions

Current economic conditions may create challenges for us in refinancing our existing debt or in seeking additional third-party loans.

Current economic conditions, including constriction of the availability of debt capital and declines in real estate market values and transaction volumes, may create near-term challenges for us as we seek to refinance our acquisition line of credit (the “Wachovia Line of Credit”) and term loan (the “Wachovia Term Loan”), which had a total outstanding balance of $384.0 million as of February 28, 2009 and which will mature on May 9, 2009. In the event that such current economic conditions persist, we may face additional challenges in securing or refinancing other third-party borrowings in the future.

Current economic conditions may cause market rental rates and property values to decline.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting continued deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and our ability to achieve market rental rates may decline significantly. In the near-term, we believe that we are well-positioned to withstand this downturn due to our minimal exposure to immediate lease rollover, a strong tenant credit base, and low leverage levels relative to our competitors; however, no assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

General Risks Related to Investments in Real Estate

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives and the returns on our investments will be lower than they otherwise would be.

We are competing for real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. The greater the number of entities and resources competing for high-quality office properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions. We cannot be sure that Wells Capital will be successful in obtaining suitable investments on financially attractive terms or that, if Wells Capital makes investments on our behalf, our objectives will be achieved. The more money we raise in our ongoing public offering, the greater our challenge will be to invest all of the net proceeds of that offering on attractive terms. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions to our stockholders.

Properties that have significant vacancies could be difficult to sell, which could diminish our return on those properties.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a long period of time, we may suffer reduced revenues resulting in less cash available to distribute to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with high or prolonged vacancies could suffer, which could further reduce the return to our stockholders.

We depend on tenants for our revenue and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.

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

General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. We may be unable to sell a property for the price, on the terms, or within the time frame that we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to our stockholders.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters, that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. In addition, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have sources of funding specifically designated for funding repairs or reconstruction of any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

All real property and the operations conducted on real property are subject to federal, state, and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on tenants, owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may hinder our ability to sell, rent or pledge such property as collateral for future borrowings.

Compliance with new laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.

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

In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or the reinvestment of proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed.

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

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations; however, while we are in our offering stage and until our properties are generating sufficient cash flow, we may fund our distributions from borrowings or even the net proceeds from our ongoing public offering. If we fund distributions from financings or the net proceeds from our public offering, we will have less funds available for the acquisition of properties, and the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

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

As of February 28, 2009, our sponsors had invested only approximately $1.4 million in us, primarily by our advisor purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering, and by our three officers purchasing shares of common stock for $9.05 per share in our initial public offering. Therefore, if we are successful in raising enough proceeds from our ongoing public offering to be able to reimburse our promoters for the significant organization and offering expenses of that offering, our promoters have little exposure to loss, especially if our shares are worth more than $9.05 per share upon the disposition of our properties. Without this exposure, our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

If the fiduciary of an employee pension benefit plan subject to Employee Retirement Income Security Act (“ERISA”) (such as a profit-sharing, Section 401(k), or pension plan) or any other retirement plan or account fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code of 1986, as amended (the “Code”) as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to pension, profit-sharing trusts, or IRAs investing in shares. Fiduciaries investing the assets of a pension, profit-sharing, 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary obligations under ERISA and the Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	the investment will not impair the liquidity of the plan or IRA;

•	the investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Risks Related to Our Corporate Structure

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

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

We are dependent on Wells Capital, our advisor, and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation or as a result of having to perform under guarantees, could hinder their ability to successfully manage our operations and our portfolio of investments. WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations, equal to approximately $59.0 million as of February 28, 2009.

In addition, as a general partner to many Wells-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital or its affiliates could provide, our operations and financial performance could suffer.

Payment of compensation to Wells Capital and its affiliates will reduce cash available for investment and distribution, and increases the risk that you will not be able to recover the amount of your investment in our shares.

Wells Capital and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We will pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders. Largely as a result of these substantial fees, we expect that for each share sold in our currently ongoing primary offering of up to 300.0 million shares of common stock as low as $8.65 per share will be available for the purchase of real estate, depending primarily upon the number of shares we sell.

We will also pay significant fees to Wells Capital and its affiliates during our operational stage. Those fees include obligations to reimburse Wells Capital and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of Wells Capital could also receive significant payments even without our reaching the investment return thresholds should we seek to become self-managed. Due to the apparent preference of the public market for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor’s familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor, irrespective of whether investors enjoyed the returns on which we have conditioned other back-end compensation.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Code. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

•

We may perform additional, noncustomary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes.

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

We own one hotel property. However, under the Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. manages the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state level. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS are changed, we may be forced to modify the structure for owning our hotel property or sell our hotel property, which may adversely affect our cash flows. In addition, the Internal Revenue Service, the United States Treasury Department, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel property.

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

As of February 28, 2009, our total indebtedness was approximately $1.3 billion, which consisted of $384.0 million outstanding under an unsecured variable-rate line of credit and term loan; $861.2 million outstanding under mortgage loans with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $10.6 million outstanding under a fixed-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our distributions, and for other purposes.

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

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our Wachovia Line of Credit includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any nonrecourse obligation of $20 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the line of credit. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

As of February 28, 2009, we had total outstanding indebtedness of approximately $1.3 billion, including $384.0 million of effectively variable-rate debt; $861.2 million outstanding under mortgage loans with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $10.6 million outstanding under a fixed-rate line of credit. We expect that we will incur additional indebtedness in the future. Increases in interest rates will increase our interest costs, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.

We have broad authority to incur debt and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.

Our policies do not limit us from incurring additional debt until debt would exceed 100% of our net assets, which is equivalent to 50% of the cost of our tangible assets, though we may exceed this limit under some circumstances. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.

Risks Related to Conflicts of Interest

Wells Capital, and possibly Wells Management, will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., our advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering the overall return to our stockholders.

We rely on Wells Capital to identify suitable investment opportunities. Other WREF-sponsored programs also rely on Wells Capital for investment opportunities. Many investment opportunities would be suitable for us as well as other WREF-sponsored programs. If Wells Capital directs an investment opportunity to a WREF-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, we rely on Wells Management to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to a property owned by another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Our charter disclaims any interest in an investment opportunity known to Wells Capital that Wells Capital has not recommended to us. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of distributions we may be able to pay.

Wells Capital will face conflicts of interest relating to joint ventures that we may form with affiliates of Wells Capital, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint venture agreements with other WREF-sponsored programs for the acquisition, development, or improvement of properties. Wells Capital may have conflicts of interest in determining which WREF-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Wells Capital may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since Wells Capital and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers, with respect to any such joint venture, will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.

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

Wells Capital and its affiliates will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of the affiliates of Wells Capital who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

the continuation, renewal, or enforcement of our agreements with Wells Capital and its affiliates, including the advisory agreement, the dealer manager agreement, and the property management, leasing and construction management agreement;

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

•	whether and when we seek to become self-managed, which decision could lead to our acquisition of entities affiliated with Wells Capital at a substantial price;

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

Some of our directors and officers are also directors or officers of other WREF-sponsored programs. Specifically, one of our directors and three of our officers are also directors or officers, respectively, of the Wells Timberland REIT, Inc., another WREF-sponsored program. The loyalties of our directors and officers serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2008.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2008, we owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction located in 23 states and the District of Columbia. Of these properties, 62 are wholly owned and four are owned through consolidated joint ventures. At December 31, 2008, our office and industrial properties were approximately 97.5% leased with an average lease term remaining of approximately 7.5 years.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office and industrial properties as of December 31, 2008, and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2008 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2008 Annualized Gross Base Rent
Vacant	$—	500	0%
2009	5,066	793	1%
2010	22,518	974	6%
2011	37,420	1,239	10%
2012	32,974	1,498	8%
2013	23,770	1,189	6%
2014	22,281	1,030	6%
2015	30,824	2,024	8%
2016	50,079	2,038	13%
2017	75,497	3,741	19%
2018	14,649	888	4%
Thereafter	75,419	3,830	19%

	$390,497	19,744	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2008.

Location	2008 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2008 Annualized Gross Base Rent
Atlanta	$65,826	4,110	17%
Northern New Jersey	42,927	2,442	11%
Cleveland	31,492	1,323	8%
Baltimore	25,417	1,216	7%
San Francisco	22,135	451	6%
New York	21,981	373	6%
Chicago	20,677	1,427	5%
Houston	18,268	841	5%
Washington, D.C.	16,740	669	4%
Dallas	14,194	701	4%
Boston	10,887	706	3%
Los Angeles	10,691	575	3%
Denver	10,085	478	3%
Nashville	9,960	539	3%
Other*	69,217	3,893	15%

	$390,497	19,744	100%

*No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office and industrial properties as of December 31, 2008.

Industry	2008 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2008 Annualized Gross Base Rent
Communications	$58,535	3,194	15%
Legal Services	56,107	1,511	14%
Depository Institutions	46,934	1,900	12%
Business Services	22,889	1,064	6%
Engineering & Management	21,918	1,074	6%
Transportation Equipment	19,389	715	5%
Industrial Machinery & Equipment	18,684	1,036	5%
Security & Commodity Brokers	17,877	762	5%
Electronic Equipment	15,112	1,393	4%
Insurance Carriers	13,948	939	4%
Electric, Gas & Sanitary Services	13,793	1,308	4%
Chemicals & Allied Products	11,340	480	3%
Other*	73,971	4,368	17%

	$390,497	19,744	100%

*No more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2008.

Tenant	2008 Annualized Gross Base Rent (in thousands)	Percentage of 2008 Annualized Gross Base Rent
AT&T	$47,013	12%
Jones Day	18,756	5%
Key Bank	17,600	5%
Northrop Grumman	15,161	4%
Pershing	12,988	3%
CH2M Hill	10,085	3%
Wells Fargo	9,856	3%
PSE&G	8,614	2%
T. Rowe Price	8,254	2%
Other*	242,170	61%

	$390,497	100%

*No more than 2% is attributable to any individual tenant.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2008.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2009, we had approximately 445.4 million shares of common stock outstanding held of record by a total of approximately 120,000 stockholders. The number of stockholders is based on the records of Wells Capital, which serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

In order for Financial Industry Regulatory Authority (“FINRA”) members to participate in our ongoing public offering of our common stock, we are required to disclose in each annual report distributed to stockholders Wells Capital’s per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital prepares annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of a share of our common stock is $10.00 per share as of December 31, 2008. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. Wells Capital expects to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.

After the 18-month period described above (or possibly sooner if our board so directs), we expect the estimated share values provided by Wells Capital and reported in our annual reports will be based on estimates of the values of our assets net of our liabilities. We do not currently anticipate that Wells Capital will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, its estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time. We expect that any estimates of the value of our properties will be performed by Wells Capital; however, our board of directors could direct Wells Capital to engage one or more third-party valuation firms in connection with such estimates.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders. We have declared and paid distributions quarterly based on daily record dates. The amount of distributions paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

The distributions paid to stockholders in 2007 and 2008 were funded with current-period or prior-period accumulated net cash flow from operating activities as presented in the accompanying consolidated statements of cash flows. We consider net cash flow from operating activities when determining the amount of cash available to fund distributions to stockholders. While net cash from operations may fluctuate in the near-term due to differences in the timing of collections and payments, we believe that, on a long-term basis, net cash from operations is reflective of our operating performance and offers a high degree of comparability with other REITs and real estate companies.

Quarterly distributions paid to the stockholders during 2008 and 2007 were as follows (in thousands, except per-share amounts):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$56,324	$59,089	$62,127	$64,827	$242,367

Per-Share Investment Income	$0.078	$0.078	$0.079	$0.079	$0.314	(1)
Per-Share Return of Capital	$0.071	$0.071	$0.072	$0.072	$0.286	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$43,081	$46,889	$50,941	$53,926	$194,837

Per-Share Investment Income	$0.086	$0.087	$0.088	$0.088	$0.349	(1)
Per-Share Return of Capital	$0.062	$0.063	$0.063	$0.063	$0.251	(2)

Total Per-Share Distribution	$0.148	$0.150	$0.151	$0.151	$0.600

(1)	Approximately 52% and 58% of the distributions paid during the years ended December 31, 2008 and 2007, respectively, were taxable to the investor as ordinary income.
(2)	Approximately 48% and 42% of the distributions paid during the years ended December 31, 2008 and 2007, respectively, were characterized as tax-deferred.

Distributions for the fourth quarter of 2008 were paid in December 2008 to stockholders of record for the period from September 16, 2008 through December 15, 2008. Distributions for the first quarter of 2009 have been declared by the board of directors at a rate consistent with our 2008 annualized distribution of $0.60 per share for stockholders of record for the period from December 16, 2008 to March 15, 2009 and were paid to stockholders in March 2009.

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

•

We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during such period. In 2008, the board of directors approved an amendment to the SRP for 2008 only, which temporarily increased the limit on Ordinary Redemptions from 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during the year ended December 31, 2008 to 70% of the net proceeds from the sale of shares under our dividend reinvestment plan during the year ended December 31, 2008. In 2009, the limit on Ordinary Redemptions reverted to 50% of the net proceeds from the sale of shares under our dividend reinvestment plan during the period from the beginning of the calendar year to the redemption date.

•	We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed the lesser of:

•	100% of the net proceeds from our dividend reinvestment plan during the calendar year, or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

After giving effect to Ordinary Redemptions at the end of February 2009, the program terms do not permit us to make additional Ordinary Redemptions until, we expect, the beginning of the fourth quarter of 2009, at which time funds provided from our dividend reinvestment plan are expected to allow additional Ordinary Redemptions. However, we cannot make any assurances with respect to when Ordinary Redemptions will resume because, with respect to the provisions of the program relating to Ordinary Redemptions, the share redemption program may be amended, suspended or terminated at any time. As provided under the share redemption program, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

On February 27, 2009, our board of directors approved an amendment to the terms of our share redemption program so that we are not restricted in the manner in which we may notify our stockholders of an amendment, suspension, or termination of the program. In addition, our board also amended the share redemption program to permit any Ordinary Redemptions we made through the end of February 2009 provided that such redemptions do not cause total Ordinary Redemptions during any calendar year to exceed 50% of the expected net proceeds from the sale of shares under Wells REIT II’s dividend reinvestment plan during such calendar year. These amendments will become effective 30 days after the filing of this annual report on Form 10-K. On March 26, 2009, our board of directors rescinded its prior approval (which prior approval occurred on February 27, 2009) of an amendment to the share redemption program, which amendment would have shortened the notice period with respect to an amendment, suspension or termination of the program from 30 to 10 days. As such amendment never took effect, the notice period remains 30 days.

Under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of our stockholders. Approximately 12.4 million and 5.9 million shares were redeemed under the SRP during the years ended December 31, 2008 and 2007, respectively.

We secured insurance-backed funding for the redemption of shares under our SRP in the event that we receive an unusually large number of redemption requests due to the death of investors. The insurance proceeds will be paid to us after a quarterly adjusted deductible is met, currently $23.2 million for the quarter ended December 31,

2008. The deductible adjusts with additional investment proceeds raised and with the changing demographics of our stockholder base (age, gender, etc.). The maximum dollar value of proceeds that we can collect under the insurance agreement is $6.0 billion in aggregate or $5.0 million for any individual redemption request. The insurance agreement expires in June 2016 unless it expires earlier upon the occurrence of one of the following liquidity events: (i) the listing of our shares on a national exchange, (ii) our liquidation, or (iii) the acquisition of a majority of our shares by an unaffiliated entity or a merger in which we are not the surviving entity. Under our Corporate Governance Guidelines, we must seek the approval of our stockholders prior to terminating this insurance program.

All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2008 are provided below (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed(1)	Average Price Paid per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2008	1,436	$9.28	(2)
November 2008	984	$9.28	(2)
December 2008	1,522	$9.27	(2)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; and with the filing of this annual report on Form 10-K.

(2)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.

Unregistered Issuance of Securities

During 2008 we did not issue any securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2008, 2007, 2006, 2005, and 2004 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
Total assets	$5,474,774	$4,102,158	$3,288,225	$2,688,883	$1,155,765
Total stockholders’ equity	$2,576,783	$2,287,920	$2,268,020	$1,659,754	$677,115
Outstanding debt	$1,268,522	$928,297	$774,523	$832,402	$350,505
Outstanding long-term debt	$865,938	$729,634	$756,727	$810,976	$233,977
Obligations under capital leases	$664,000	$78,000	$78,000	$78,000	$78,000

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Total revenues	$535,388	$433,150	$327,716	$164,454	$50,701
Net income (loss)	$(22,678)	$(4,668)	$11,268	$12,521	$(4,562)

Net cash provided by operating activities(1)	$258,854	$197,160	$151,084	$76,351	$22,722
Net cash used in investing activities(1)	$(915,315)	$(963,561)	$(682,478)	$(1,262,128)	$(919,658)
Net cash provided by financing activities(1)	$694,933	$767,813	$542,142	$1,200,253	$917,655
Distributions paid	$242,367	$194,837	$140,260	$80,586	$16,613

Net proceeds raised through issuance of our common stock(2)	$821,609	$964,878	$859,961	$1,194,594	$790,270
Net debt proceeds(2)	$310,633	$146,766	$(55,177)	$231,687	$235,987
Investments in real estate(2)	$900,269	$925,415	$663,351	$1,248,296	$907,589

Per weighted-average common share data:
Net income (loss)—basic and diluted	$(0.06)	$(0.01)	$0.05	$0.09	$(0.15)
Distributions declared	$0.60	$0.60	$0.60	$0.60	$0.49

Weighted-average common shares outstanding	407,051	328,615	237,373	139,680	31,372

(1)	Prior period amounts adjusted to conform with current period presentation.
(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I.

Overview

We were formed on July 3, 2003 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. We are externally advised and managed by Wells Capital and Wells Management. We have elected to be taxed as a REIT for federal income tax purposes.

We began to receive proceeds under our initial public offering of common stock and to invest in real properties in 2004 and continued to do so though 2008. Thus, for the years ended December 31, 2006, 2007 and 2008, our results of operations reflect growing operational revenues and expenses and fluctuating levels of interest expense relative to the size of our portfolio. The fluctuations in interest expense are primarily a result of using varying levels of short-term and long-term borrowings to fund real property acquisitions due to timing differences in completing such acquisitions and in raising funds in our public offerings. Please refer to “Item 6. Selected Financial Data” for annual amounts raised through the issuance of our common stock, obtained in the form of net new borrowings and invested in real estate.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared with a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also significantly down in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009, with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

Impact of Economic Conditions on our Portfolio

We believe that the strength of our portfolio positions us favorably compared to many real estate owners during challenging market conditions. Diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date reduces our exposure to any one market determinant. As of December 31, 2008, our portfolio was 97.5% leased with approximately 7.0% of the leases expiring by the end of 2010 (see Item 2. Properties). In addition, provisions for uncollectible tenant receivables, net of recoveries, approximated less than 0.1% of total revenues for 2008. As of December 31, 2008, our portfolio had a debt-to-real-estate asset ratio of approximately 25.5%. We believe that having a below-average borrowing ratio, in comparison to other nontraded REITs, gives us considerable financial flexibility in distressed times such as these. Further, the majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate the portfolio from interest rate risk. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy or continued disruption in the credit markets, which conditions would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

From January 2004 through December 2008, we raised significant funds through the sale of our common stock under our public offerings. We primarily used the proceeds from these sales of common stock, net of offering costs and other expenses, to acquire real properties and fund capital improvements. We anticipate receiving additional proceeds from the sale of our common stock under our current public offering and using such proceeds to repay our line of credit over the short-term and investing in future acquisitions of real properties over the long-term. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, and using a portion of such proceeds to fund redemptions of our common stock under our SRP. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our distribution payment schedule. Our primary focus, however, is to continue to maintain the quality of our portfolio. Thus, we may opt to lower the distribution rate rather than compromise that quality or accumulate significant borrowings to meet a distribution level higher than operating cash flow would support. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

Short-Term Liquidity and Capital Resources

During 2008, we generated net cash flows from operating activities of approximately $258.9 million, which is primarily comprised of receipts for rental payments, tenant reimbursements, hotel income, deferred income and interest, and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities, we paid distributions to stockholders of approximately $242.4 million during 2008. We consider net cash flow from operating activities, as currently defined by U.S. generally accepted accounting principles (“GAAP”) in the accompanying statements of cash flows, when determining the amount of distributions to pay to stockholders. Although net cash from operations may fluctuate in the near-term due to differences in the timing of collections and payments, we believe that, on a long-term basis, net cash from operations is reflective of our operating performance and offers a high degree of comparability with other REITs and real estate companies.

During 2008, we received net debt proceeds of $310.6 million and generated net proceeds from the sale of common stock under our second public offering and ongoing third public offering, net of fees, offering cost reimbursements, and share redemptions of $614.6 million, which were used to fund investments in real estate of $900.3 million. We expect to utilize the residual cash balance on hand as of December 31, 2008 of approximately $86.3 million to satisfy current liabilities, pay future distributions, fund future acquisitions of real properties, or to reduce indebtedness.

We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay distributions to stockholders. We intend to continue to generate capital from the sale of common stock under our public offerings and to use such offering proceeds to repay our line of credit over the short-term and to invest in additional real properties over the long-term. Our Wachovia Line of Credit and Wachovia Term Loan had a total outstanding balance of $384.0 million as of February 28, 2009 and will mature on May 9, 2009. Negotiations for a replacement line of credit are well under way with our prospective lenders. We believe that we will be able to secure a replacement line of credit with capacity adequate to meet our scheduled purchase and debt obligations at current-market terms. However, we acknowledge that the U.S. credit markets remain volatile and, as such, we can make no assurances that a replacement line of credit will be executed at terms favorable or desirable to us. In the event that we are unable to negotiate a replacement line of credit with sufficient capacity, we would pursue other options to generate additional liquidity that are currently available to us, including but not limited to, sourcing property-specific mortgage loans, deferring the payment of related-party fees and reimbursements, and/or modifying the amount of future distributions to stockholders.

On December 1, 2008, our board of directors declared a daily distribution for stockholders of record from December 16, 2008 through March 15, 2009 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the rate of distributions declared for each quarter of 2008 on a per-share basis. Such distribution was paid in March 2009.

Our Wachovia Line of Credit is with a syndicate of banks led by Wachovia Bank, N.A. (“Wachovia”). We have pledged approximately $3.2 million of our total borrowing capacity under the Wachovia Line of Credit to letters of credit for future tenant improvements and leasing costs. In January 2008, we extended the maturity date of the Wachovia Line of Credit from May 9, 2008 to May 9, 2009 and entered into a $100.0 million unsecured term loan with a syndicate of banks led by Wachovia, which also expires on May 9, 2009. The term loan bears interest at either a rate of LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin, or the floating base rate, as defined, at our option. In February 2008, we exercised the accordion feature of the Wachovia Line of Credit, thereby increasing our total borrowing capacity under this facility from $400.0 million to $450.0 million.

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

Under the terms of the Wachovia Line of Credit, we may borrow up to 50% of the unencumbered asset value or the aggregate value of a subset of lender-approved properties. The Wachovia Line of Credit also stipulates that our net distributions, which equal total distributions less the amount reinvested through our dividend reinvestment plan, may not exceed the greater of 90% of our funds from operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT. Funds from operations, as defined by the agreement, means net income (loss), minus (or plus) gains (or losses) from debt restructuring and sales of property during such period, plus depreciation on real estate assets and amortization (other than amortization of deferred financing costs) for such period, all after adjustments for unconsolidated partnerships and joint ventures. The Wachovia Line of Credit includes a cross-default provision that provides that a payment default under any recourse obligation of $10.0 million or more or any nonrecourse obligation of $20.0 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the credit facility.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other noncash reserves) unless a majority of the members of the conflict committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification of any borrowings in excess of the 50% debt-to-real estate asset guideline.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of February 28, 2009, approximately 285.2 million shares remain available for sale, with discounts available to certain categories of purchasers, under our ongoing third public offering, which will expire upon the earlier of the sale of all 300.0 million shares or October 1, 2010, unless extended by our Board of Directors. Approximately 71.1 million additional shares remain available for sale under our dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and distributions. Over the next five years, we anticipate funding capital expenditures necessary for our properties, including building improvements, tenant improvements, and leasing commissions, of approximately $250 million, exclusive of costs of properties under development.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used to pay distributions. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund distributions from time to time (see “Liquidity and Capital Resources—Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, capital expenditures, the repayment of outstanding borrowings, and the redemption of shares under the SRP. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future distributions paid may be lower as well. Cash flow from operations will depend significantly on the level of market rents and our tenants’ ability to make rental payments in the future. We believe that the diversity and creditworthiness of our tenant base helps to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, downturns in one or more of our core markets, or downturns in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of any of these situations, our cash flow and consequently our ability to meet capital needs, could adversely affect our ability to pay distributions in the future.

Contractual Obligations and Commitments

As of December 31, 2008, our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$1,268,522	$402,584	$185,104	$68,999	$611,835
Capital lease obligations(2)	664,000	—	—	544,000	120,000
Purchase obligations(3)	140,096	140,096	—	—	—
Operating lease obligations	230,909	2,396	4,792	5,087	218,634

Total	$2,303,527	$545,076	$189,896	$618,086	$950,469

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $44.4 million during the year ended December 31, 2008 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in Note 4 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of approximately $24.4 million during the year ended December 31, 2008, all of which was funded with interest income earned on corresponding investments in development authority bonds (see Note 2 to the accompanying consolidated financial statements).

(3)

Represents purchase commitments for the Cranberry Woods Drive Buildings, and Dvintsev Business Center-Tower B, which were under construction at December 31, 2008, and the foreign currency exchange contract (see Note 5 of the accompanying consolidated financial statements for further explanation).

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of current-period and anticipated future acquisitions of real estate assets. Please refer to Item 6. Selected Financial Data for annual amounts invested in real estate for each period presented.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2008

Rental income increased from $322.5 million for 2007 to $405.5 million for 2008, primarily due to the growth of the portfolio. Rental income is expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Tenant reimbursements increased from $83.9 million for 2007 to $105.2 million for 2008, primarily due to the growth of the portfolio and higher after-hours energy usage due from tenants. Tenant reimbursements are expected to continue to increase in future periods, as compared to historical periods, as a result of owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Other property income decreased from $2.8 million for 2007 to $2.3 million for 2008, primarily as a result of lower lease termination income for 2008 as compared to 2007. Unlike the majority of rental income, which is recognized ratably over long-term contracts, fees earned in connection with lease restructurings are recognized once we have completed our obligation to provide space to the tenant. Future levels of other property income are primarily dependent on future lease restructuring activities.

Property operating costs increased from $137.4 million for 2007 to $164.6 million for 2008, primarily due to the growth of the portfolio and higher after-hours energy usage. The energy usage is reimbursable by tenants under the lease terms. Property operating costs are expected to continue to increase in future periods, as compared to historical periods, due to owning recently acquired properties for an entire period and future acquisitions of real estate assets.

Asset and property management fees increased from $32.9 million for 2007 to $38.7 million 2008, primarily due to the growth of the portfolio. The rate at which we incur asset management fees as a percentage of the cost of properties is expected to decrease in future periods based on the terms of the revised asset management agreement (See Note 9 to our accompanying consolidated financial statements).

Depreciation increased from $61.3 million for 2007 to $79.4 million for 2008, primarily due to the growth of the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire period and future acquisitions of real estate assets.

Amortization increased from $115.5 million for 2007 to $135.7 million for 2008, primarily due to the growth of the portfolio and recognizing write-offs of unamortized lease-specific assets related to lease modifications and/or lease terminations. Exclusive of the aforementioned write-offs, amortization is expected to increase in future periods, as compared to historical periods, due to owning the recently acquired properties for an entire year and future acquisitions of real estate assets.

General and administrative expenses increased from $18.6 million for 2007 to $23.9 million for 2008, primarily due to the increase in the size of our portfolio of real estate assets. General and administrative expenses are expected to increase in future periods due to future acquisitions of real estate assets.

Interest expense increased from $50.0 million for 2007 to $79.6 million for 2008, primarily due to incurring $19.8 million on obligations under capital leases assumed in connection with 2008 acquisitions, which is entirely offset by interest income earned on investments in corresponding development authority bonds (see Note 2 to the accompanying consolidated financial statements). The remaining increase is due to new borrowings and an increase in the average balance outstanding on the Wachovia Line of Credit during 2008.

Interest and other income increased from $9.0 million for 2007 to $26.5 million for 2008, primarily due to $19.8 million earned on investments in development authority bonds related to 2008 acquisitions, which is entirely offset by interest expense incurred on corresponding obligations under capital leases. The increase in interest and other income from investments in development bonds is offset by a decrease in interest earned on cash balances due to declining average deposit rates during 2007 and 2008. Future levels of interest income will vary, primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $40.8 million for 2008, compared to a loss of $12.2 million for 2007, primarily due to a market value adjustment to the interest rate swap agreements on the Three Glenlake Building loan acquired in July 2008 and the 222 E. 41st Street Building loan, prompted by declines in market interest rates occurring in 2008 and a continued negative economic outlook. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily as a result of additional changes in market interest rates and changes in the economic outlook for future market rates. Market value adjustments to swaps that qualify for hedge accounting treatment do not impact net income (loss).

Loss on foreign currency exchange contract increased from $0.5 million for 2007 to $7.2 million for 2008 primarily due to the strengthening of the U.S. dollar compared to the Russian rouble during 2008. In 2009, we expect to settle the foreign currency exchange contract by making a termination payment to the counterparty in an amount approximating the cumulative losses recognized on the contract to date and to benefit from a reduction in the amount of U.S. dollars needed to satisfy a portion of the Russian rouble-based contract to acquire Dvintsev Business Center – Tower B in an amount materially equal to this termination payment. Thus, as further described in Note 5 to our accompanying consolidated financial statements, the foreign currency exchange contract hedges our exposure to fluctuations in the U.S. dollar-Russian rouble exchange rate by effectively fixing a portion of Russian rouble-based purchase price for the Dvintsev Business Center—Tower B at a rate of $0.04 per Russian rouble for 802.4 million roubles (or $32.1 million).

We recognized a gain on early extinguishment of debt of $3.0 million in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for $11.5 million in the second quarter of 2008. The net book value of the mortgage notes was $14.5 million, resulting in a gain on early extinguishment of debt of $3.0 million.

Our net loss and net loss per share increased from $4.7 million and $0.01, respectively, for 2007 to $22.7 million and $0.06, respectively, for 2008. These increases are primarily attributable to increases in loss on interest rate swaps that do not qualify for hedge accounting treatment and interest expense as further described above. Absent additional fluctuations in the value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future earnings to increase as a result of current and future real estate acquisitions, and expect future net income per share to fluctuate, primarily based on the level of proceeds raised in our ongoing public offering and the rate at which we are able to invest such proceeds in income-generating real estate assets.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2007

Rental income increased from $246.5 million for 2006 to $322.5 million for 2007, primarily as a result of the growth in the portfolio.

Tenant reimbursements increased from $57.7 million for 2006 to $83.9 million for 2007, primarily as a result of the growth in the portfolio.

Other property income increased from $78,000 for 2006 to $2.8 million for 2007 as a result of earning fees related to lease restructuring activities primarily at 5 Houston Center and 100 E. Pratt. Unlike the majority of property income, which is recognized ratably over long-term contracts, fees earned in connection with lease restructurings are recognized once we have completed our obligation to provide space to the tenant.

Property operating costs increased from $92.8 million for 2006 to $137.4 million for 2007, primarily as a result of the growth in the portfolio.

Asset and property management fees increased from $25.5 million for 2006 to $32.9 million for 2007, primarily as a result of the growth in the portfolio.

Depreciation increased from $47.2 million for 2006 to $61.3 million for 2007, primarily as a result of the growth in the portfolio.

Amortization increased from $84.8 million for 2006 to $115.5 million for 2007, primarily due to the growth of the portfolio and recognizing write-offs of unamortized lease-specific assets related to an early termination of the right to lease space at 5 Houston Center of $5.2 million during the first quarter of 2007.

General and administrative expenses increased from $12.2 million for 2006 to $18.6 million for 2007, primarily due to the increase in the size of our portfolio of real estate assets.

Interest expense increased from $42.9 million for 2006 to $50.0 million for 2007, primarily due to obtaining new mortgage notes, partially offset by a decrease in the average balance outstanding under the Wachovia Line of Credit.

Interest and other income increased from $7.7 million for 2006 to $9.0 million for 2007, primarily as a result of holding higher average cash balances in 2007 due to timing differences between raising capital in our public offerings and closing on property acquisitions.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $12.2 million for 2007, compared to a gain of $14,000 for 2006, primarily due to a market value adjustment to the interest rate swap agreement on the 222 E. 41st Street Building loan prompted by declines in market interest rates occurring in the third and fourth quarters of 2007 and a revised economic outlook, which anticipated additional declines in market interest rates.

We recognized a loss on foreign currency exchange contract of $470,000 for 2007 due to a market value adjustment to our foreign currency exchange contract prompted by a change in value of the U.S. dollar compared to the Russian rouble.

We recognized a loss on early extinguishment of debt of $1.1 million during the year ended December 31, 2006 in connection with prepaying the University Circle Buildings mortgage note in January 2006. The loss resulted from a prepayment penalty of $5.7 million and a write-off of $0.6 million in deferred financing costs, partially offset by a write-off of the unamortized fair value adjustment to debt of $5.2 million.

We recognized net income and net income per share of $11.3 million and $0.05, respectively, for the year ended December 31, 2006, as compared to a net loss and net loss per share of $4.7 million and $0.01, respectively, for the year ended December 31, 2007. These decreases are primarily attributable to the loss on interest rate swaps that do not qualify for hedge accounting treatment and increase in interest expense as described above.

Portfolio Information

As of December 31, 2008, we owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction, located in 23 states and the District of Columbia. Sixty-two of these properties are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2008, our office and industrial properties were approximately 97.5% leased with an average lease term remaining of approximately 7.5 years.

As of December 31, 2008, our five highest geographic concentrations were as follows:

Location	2008 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2008 Annualized Gross Base Rents
Atlanta	$65,826	4,110	17%
Northern New Jersey	42,927	2,442	11%
Cleveland	31,492	1,323	8%
Baltimore	25,417	1,216	7%
San Francisco	22,135	451	6%

	$187,797	9,542	49%

As of December 31, 2008, our five highest tenant industry concentrations were as follows:

Industry	2008 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2008 Annualized Gross Base Rents
Communication	$58,535	3,194	15%
Legal Services	56,107	1,511	14%
Depository Institutions	46,934	1,900	12%
Business Services	22,889	1,064	6%
Engineering & Management	21,918	1,074	6%

	$206,383	8,743	53%

As of December 31, 2008, our five highest tenant concentrations were as follows:

Tenant	2008 Annualized Gross Base Rents (in thousands)	Percentage of 2008 Annualized Gross Base Rents
AT&T	$47,013	12%
Jones Day	18,756	5%
Key Bank	17,600	5%
Northrop Grumman	15,161	4%
Pershing	12,988	3%

	$111,518	29%

For more information on our portfolio, see Item 2 above.

Election as a REIT

We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real-estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets in 2008 and to 25% of the value of our total assets in future periods. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date.

Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value in-place leases, based in each case on our estimate of their fair values.

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

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

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

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2009 through February 28, 2009, we raised approximately $76.0 million through the issuance of approximately 7.6 million shares of our common stock under our ongoing third public offering. As of February 28, 2009, approximately 285.2 million shares remained available for sale to the public under our third public offering, exclusive of shares available under our dividend reinvestment plan.

Declaration of Distributions

On February 27, 2009, our board of directors declared distributions for the second quarter of 2009 in an amount equal to an annualized distribution of $0.60 per share to be paid in June 2009. Such quarterly distributions are payable to the stockholders of record at the close of business on each day during the period from March 16, 2009 through June 15, 2009.

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

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. As of December 31, 2008 and 2007, the estimated fair value of our lines of credit and notes payable was $1.2 billion and $0.9 billion, respectively.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2008, our consolidated debt consisted of the following, in thousands:

	2009	2010	2011	2012	2013	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$400,000	$—	$—	$—	$—	$—	$400,000
Effectively fixed-rate debt	$2,584	$134,914	$50,190	$38,789	$30,210	$611,835	$868,522

Average interest rate:
Effectively variable-rate debt	1.22%	—	—	—	—	—	1.22%
Effectively fixed-rate debt	6.39%	5.71%	4.93%	5.09%	6.49%	5.79%	5.75%

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Wachovia Line of Credit, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note; however, only the Wachovia Line of Credit and the Wachovia Term Loan debt bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of December 31, 2008, we had $300.0 million outstanding on the Wachovia Line of Credit; $100.0 million outstanding on the Wachovia Term Loan; $142.9 million outstanding on the 222 E. 41st Street Building mortgage note; $53.3 million outstanding on the 80 Park Plaza Building mortgage note; $25.1 million outstanding on the Three Glenlake Building mortgage note; $9.2 million outstanding on the fixed-rate Bank Zenit Line of Credit; and $638.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.32% as of December 31, 2008.

The Wachovia Line of Credit is subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt-to-total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day, plus 50 basis points. The maturity date of May 9, 2008 was extended to May 9, 2009 in January 2008. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.81% per annum as of December 31, 2008) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 2.24% per annum as of December 31, 2008) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 2.80% per annum as of December 31, 2008), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and terminates July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95%.

Approximately $868.5 million of our total debt outstanding as of December 31, 2008 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2008, these balances incurred interest expense at an average interest rate of 5.75% and have expirations ranging from 2009 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. As of December 31, 2008, a 1.0% change in interest rates would result in a change in interest expense on our variable-rate debt portfolio of approximately $4.0 million per year. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at December 31, 2008, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.1% and 0.9% of total assets at December 31, 2008 and 2007 and 0% and 0% of total revenue for the years ended December 31, 2008 and 2007, respectively. As compared to rates in effect at December 31, 2008, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2008, we informed Ernst & Young LLP of our decision to pursue other accounting firms to serve as our independent registered public accountants. Upon completion of Ernst & Young LLP’s review of our financial statements included in the 10-Q for the three months ended March 31, 2008 filed on May 14, 2008, the Audit Committee of our Board of Directors dismissed Ernst & Young LLP as our independent registered public accounting firm. On May 14, 2008, the Audit Committee engaged Deloitte & Touche LLP as our independent registered public accounting firm.

Ernst & Young LLP’s reports on our financial statements for each of the years ended December 31, 2007 and 2006 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2007 and 2006, and the subsequent interim period through May 5, 2008, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP’s satisfaction, would have caused Ernst & Young LLP to make reference thereto in its reports on our financial statements for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K during the years ended December 31, 2007 and 2006 and through May 5, 2008.

We provided Ernst & Young LLP with copies of the Form 8-Ks filed with regard to the change in independent registered public accounting firm, which were filed with the SEC on May 5, 2008 and May 14, 2008, and requested that Ernst & Young LLP furnish us with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. Copies of Ernst & Young LLP’s letters dated May 5, 2008 and May 14, 2008, were filed as Exhibit 16.1 to the May 5, 2008 and May 14, 2008 Form 8-Ks, respectively.

During the years ended December 31, 2007 and 2006, and the subsequent interim periods through May 14, 2008, we did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2008 or 2007.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2009 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsreitII.com.

The other information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Section 16(a) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2008 except as follows: one report disclosing two transactions that were not reported on a timely basis was filed late by Mr. Wells.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item is incorporated by reference from our 2009 Proxy Statement.

Transactions with Affiliates

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by our advisory agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2008, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

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

Our advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. The term of our advisory agreement runs through June 30, 2009 and is subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2008 through the most recent date practicable, which was December 31, 2008, we have compensated our advisor as set forth below.

We have incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2008 through December 31, 2008 totaled approximately $16.4 million.

Our advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer-manager fees. We reimburse our advisor for up to 2.0% of our gross offering proceeds for organization and offering costs, including legal, accounting, printing, and other accountable offering costs. From January 1, 2008 through December 31, 2008, we incurred approximately $9.9 million of organization and offering expenses.

For asset management services in 2008, we generally paid monthly asset management fees equal to one-twelfth of 0.75% of the cost of all of our properties and our investments in joint ventures. However, the monthly asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was one-twelfth of 0.5%. In addition, for the last three months of 2008, we reduced the payment to our advisor to a fee equal to one-twelfth of 0.625% of the cost of all of our properties and our investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment will remain capped at that amount until the cost of all of our properties and our investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will be equal to one-twelfth of 0.5% of the cost of all of our properties and our investments in joint ventures. These fees are limited to 1.0% of the net asset value of the properties included in the above calculations, calculated on a quarterly basis. Asset management fees incurred from January 1, 2008 through December 31, 2008 totaled approximately $31.0 million.

Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2008 through December 31, 2008 totaled approximately $11.1 million.

The Conflicts Committee considers our relationship with the advisor during 2008 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the advisory agreement through June 30, 2009. The Conflicts Committee believes that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions are paid in connection with the sale of our shares under the dividend reinvestment plan. WIS reallows 100% of these selling commissions to broker/dealers participating in our public offering. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waives its right to a commission, with a corresponding reduction in the purchase price of shares sold in our offering. From January 1, 2008 through December 31, 2008, we incurred selling commissions, net of discounts, of $46.5 million to WIS, of which approximately 100% was reallowed to participating broker/dealers.

WIS also earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may reallow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduces its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees, net of discounts, from us of approximately $17.3 million from January 1, 2008 through December 31, 2008, of which approximately $9.2 million was reallowed to participating broker/dealers.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

On November 24, 2008, our property management, leasing, and construction management agreement with Wells Management automatically renewed for another one-year term. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we pay the following fees to Wells Management:

•	For each property for which Wells Management provides property management services, we pay Wells Management a market-based property management fee based on gross monthly income of the property.

•

For each property for which Wells Management provides leasing agent services, Wells Management is entitled to: (i) a one-time fee in an amount not to exceed one month’s rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease; (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•

For each property for which Wells Management provides construction management services, Wells Management is entitled to receive from us that portion of lease concessions for tenant-directed improvements that are specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions and a management fee to be determined for other construction management activities.

The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management fees incurred from January 1, 2008 through December 31, 2008 were $3.6 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2009 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of March 2009.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN Charles R. Brown	Independent Director	March 26, 2009

/s/ RICHARD W. CARPENTER Richard W. Carpenter	Independent Director	March 26, 2009

/s/ BUD CARTER Bud Carter	Independent Director	March 26, 2009

/s/ JOHN L. DIXON John L. Dixon	Independent Director	March 26, 2009

/s/ E. NELSON MILLS E. Nelson Mills	Independent Director	March 26, 2009

/s/ NEIL H. STRICKLAND Neil H. Strickland	Independent Director	March 26, 2009

/s/ LEO F. WELLS, III Leo F. Wells, III	President and Director (Principal Executive Officer)	March 26, 2009

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 26, 2009

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “IPO Registration Statement”))

3.2*	Articles of Amendment of Wells Real Estate Investment Trust II, Inc. effective as of October 1, 2008

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008 (the “Third Offering Registration Statement”))

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Third Offering Registration Statement)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Third Offering Registration Statement)

4.4*	Share Redemption Program

10.1**	Advisory Agreement between the Company and Wells Capital, Inc. dated July 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly report on Form 10-Q for the quarter ended June 30, 2008)

10.2**	Form of Dealer Manager Agreement between the Company and Wells Investment Securities, Inc. (incorporated by reference to Exhibit 1 to the Third Offering Registration Statement)

10.3	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 17, 2003)

10.4**	Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 23, 2003 (“Amendment No. 1 to IPO Registration Statement”))

10.5**	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement)

Exhibit Number	Description

10.11**	Master Property Management, Leasing and Construction Agreement among Wells Management Company, Inc., the Company and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on February 22, 2005)

10.13	Credit Agreement dated as of May 9, 2005 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Bank, N.A., as administrative agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 9 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on May 23, 2005)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
**	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust II, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated balance sheet of Wells Real Estate Investment Trust II, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2007 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wells Real Estate Investment Trust II, Inc. at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 26, 2008

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per-share data)

	December 31,
	2008	2007
Assets:
Real estate assets, at cost:
Land	$552,698	$494,431
Buildings and improvements, less accumulated depreciation of $218,866 and $139,940 as of December 31, 2008 and 2007, respectively	2,921,441	2,364,471
Intangible lease assets, less accumulated amortization of $249,079 and $184,532 as of December 31, 2008 and 2007, respectively	585,289	587,185
Construction in progress	97,764	17,279

Total real estate assets	4,157,192	3,463,366
Cash and cash equivalents	86,334	47,513
Tenant receivables, net of allowance for doubtful accounts of $506 and $1,747 as of December 31, 2008 and 2007, respectively	89,233	70,409
Prepaid expenses and other assets	73,727	86,636
Deferred financing costs, less accumulated amortization of $2,023 and $2,668 as of December 31, 2008 and 2007, respectively	5,019	3,881
Intangible lease origination costs, less accumulated amortization of $138,904 and $93,356 as of December 31, 2008 and 2007, respectively	356,345	319,496
Deferred lease costs, less accumulated amortization of $6,091 and $2,942 as of December 31, 2008 and 2007, respectively	42,924	32,857
Investments in development authority bonds	664,000	78,000

Total assets	$5,474,774	$4,102,158

Liabilities:
Lines of credit and notes payable	$1,268,522	$928,297
Accounts payable, accrued expenses, and accrued capital expenditures	130,202	59,627
Due to affiliates	9,670	13,385
Distributions payable	11,559	9,710
Deferred income	31,028	16,436
Intangible lease liabilities, less accumulated amortization of $34,778 and $21,270 as of December 31, 2008 and 2007, respectively	116,145	109,149
Obligations under capital leases	664,000	78,000

Total liabilities	2,231,126	1,214,604

Commitments and Contingencies	—	—

Minority Interest	5,525	3,170

Redeemable Common Stock	661,340	596,464

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 442,009,370 and 371,510,095 shares issued and outstanding as of December 31, 2008 and 2007, respectively	4,420	3,715
Additional paid-in capital	3,943,266	3,311,895
Cumulative distributions in excess of earnings	(694,751)	(427,857)
Redeemable common stock	(661,340)	(596,464)
Other comprehensive loss	(14,812)	(3,369)

Total stockholders’ equity	2,576,783	2,287,920

Total liabilities, minority interest, redeemable common stock, and stockholders’ equity	$5,474,774	$4,102,158

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Rental income	$405,480	$322,506	$246,532
Tenant reimbursements	105,200	83,861	57,679
Hotel income	22,370	24,000	23,427
Other property income	2,338	2,783	78

	535,388	433,150	327,716
Expenses:
Property operating costs	164,636	137,425	92,824
Hotel operating costs	16,913	18,004	17,523
Asset and property management fees:
Related-party	34,625	28,078	20,621
Other	4,079	4,838	4,911
Depreciation	79,433	61,289	47,214
Amortization	135,675	115,540	84,764
General and administrative	23,869	18,580	12,156

	459,230	383,754	280,013

Real estate operating income	76,158	49,396	47,703

Other income (expense):
Interest expense	(79,648)	(49,950)	(42,912)
Interest and other income	26,474	9,019	7,691
(Loss) gain on interest rate swaps	(40,788)	(12,173)	14
Loss on foreign currency exchange contract	(7,169)	(470)	—
Gain (loss) on early extinguishment of debt	2,971	—	(1,115)

	(98,160)	(53,574)	(36,322)

Income (loss) before minority interest and income tax benefit (expense)	(22,002)	(4,178)	11,381
Minority interest in loss (earnings) of consolidated entities	168	(30)	(501)

Income (loss) before income tax benefit (expense)	(21,834)	(4,208)	10,880
Income tax benefit (expense)	(844)	(460)	388

Net income (loss)	$(22,678)	$(4,668)	$11,268

Per-share information—basic and diluted:
Net income (loss) available to common stockholders	$(0.06)	$(0.01)	$0.05

Weighted-average common shares outstanding—basic and diluted	407,051	328,615	237,373

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	197,403	$1,974	$1,752,162	$(94,382)	$—	$—	$1,659,754
Issuance of common stock	86,526	865	864,395	—	—	—	865,260
Redemptions of common stock	(3,810)	(38)	(36,236)	—	—	—	(36,274)
Distributions ($0.60 per share)	—	—	—	(142,435)	—	—	(142,435)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(77,814)	—	—	—	(77,814)
Other offering costs	—	—	(10,690)	—	—	—	(10,690)
Components of comprehensive income:
Net income	—	—	—	11,268	—	—	11,268
Market value adjustment to interest rate swap	—	—	—	—	—	(1,049)	(1,049)

Comprehensive income							10,219

Balance, December 31, 2006	280,119	2,801	2,491,817	(225,549)	—	(1,049)	2,268,020
Adjustment resulting from the adoption of FIN 48 (Note 10)	—	—	—	(410)	—	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610
Issuance of common stock	97,251	973	971,541	—	—	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)
Redeemable common stock	—	—	—	—	(596,464)	—	(596,464)
Distributions ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)
Components of comprehensive loss:
Net loss	—	—	—	(4,668)	—	—	(4,668)
Foreign currency translation adjustment	—	—	—	—	—	1	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)

Comprehensive loss							(6,988)

Balance, December 31, 2007	371,510	3,715	3,311,895	(427,857)	(596,464)	(3,369)	2,287,920
Issuance of common stock	82,923	829	828,398	—	—	—	829,227
Redemptions of common stock	(12,424)	(124)	(115,720)	—	—	—	(115,844)
Redeemable common stock	—	—	—	—	(64,876)	—	(64,876)
Distributions ($0.60 per share)	—	—	—	(244,216)	—	—	(244,216)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(71,380)	—	—	—	(71,380)
Other offering costs	—	—	(9,927)	—	—	—	(9,927)
Components of comprehensive loss:
Net loss	—	—	—	(22,678)	—	—	(22,678)
Foreign currency translation adjustment	—	—	—	—	—	(169)	(169)
Market value adjustment to interest rate swap	—	—	—	—	—	(11,274)	(11,274)

Comprehensive loss							(34,121)

Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(22,678)	$(4,668)	$11,268
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(15,939)	(16,687)	(22,643)
Depreciation	79,433	61,289	47,214
Amortization	141,630	128,510	97,755
Loss (gain) on interest rate swaps	38,576	12,173	(14)
Loss on foreign currency exchange contract	7,169	470	—
Noncash interest expense	14,794	8,214	1,812
(Gain) loss on early extinguishment of debt	(2,971)	—	1,115
Minority interest in (loss) earnings of consolidated entities	(168)	30	501
Changes in assets and liabilities:
Increase in other tenant receivables, net	(1,797)	(2,076)	(1,367)
Decrease (increase) in prepaid expenses and other assets	3,013	(7,813)	3,181
Increase in accounts payable and accrued expenses	5,611	10,117	7,460
(Decrease) increase in due to affiliates	(2,411)	303	4,051
Increase in deferred income	14,592	7,298	751

Net cash provided by operating activities	258,854	197,160	151,084
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(900,269)	(925,415)	(663,351)
Proceeds from master leases	—	1,385	6,344
Release of escrowed funds	18,848	—	—
Acquisition fees paid	(16,784)	(21,059)	(16,097)
Deferred lease costs paid	(17,110)	(18,472)	(9,374)

Net cash used in investing activities	(915,315)	(963,561)	(682,478)
Cash Flows from Financing Activities:
Deferred financing costs paid	(2,679)	(1,925)	(1,491)
Proceeds from lines of credit and notes payable	799,649	561,940	754,076
Repayments of lines of credit and notes payable	(489,016)	(415,174)	(809,253)
Prepayment penalty on early extinguishment of debt	—	—	(5,734)
Contributions from minority interest partners	—	122	—
Distributions paid to minority interest partners	(2,024)	(72)	(135)
Issuance of common stock	821,609	964,878	859,961
Redemptions of common stock	(115,598)	(59,505)	(32,421)
Distributions paid to stockholders	(242,367)	(194,837)	(140,260)
Commissions on stock sales and related dealer-manager fees paid	(64,528)	(77,892)	(71,547)
Other offering costs paid	(10,113)	(9,722)	(11,054)

Net cash provided by financing activities	694,933	767,813	542,142

Net increase in cash and cash equivalents	38,472	1,412	10,748
Effect of foreign exchange rate on cash and cash equivalents	349	1	—
Cash and cash equivalents, beginning of period	47,513	46,100	35,352

Cash and cash equivalents, end of period	$86,334	$47,513	$46,100

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, and 2006

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

As of December 31, 2008, Wells REIT II owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 20.1 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 62 are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2008, the office and industrial properties were approximately 97.5% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan (“DRP”), pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under its initial public offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under its initial public offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s DRP, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the follow-on offering and 174.4 million unsold shares related to the DRP originally registered under the initial public offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under its follow-on offering, including shares sold under the DRP through November 2008.

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a third public offering of up to 375.0 million shares of common stock, which was amended on August 18, 2008 and on September 22, 2008 (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008, and offering activities commenced promptly thereafter. Wells REIT II stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008. As of December 31, 2008, Wells REIT II had raised gross offering proceeds of approximately $0.1 billion from the sale of approximately 11.1 million shares under the Third Offering.

As of December 31, 2008, Wells REIT II had raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offerings of approximately $4.7 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $92.6 million; selling commissions and dealer-manager fees of approximately $423.8 million; other organization and offering expenses of approximately $62.7 million; and common stock redemptions of approximately $237.7 million under the share redemption program (see Note 6), Wells REIT II had received aggregate net offering proceeds of approximately $3.8 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of December 31, 2008, approximately 288.9 million shares remain available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Wells REIT II’s stock is not listed on a public securities exchange. However, Wells REIT II’s charter requires that in the event Wells REIT II’s stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Wells REIT II’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT II, Wells OP II, and any variable interest entity (“VIE”) in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not VIEs, Wells REIT II’s consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. In determining whether Wells REIT II or Wells OP II has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.

As of December 31, 2007, Wells REIT II owned a 50% interest in an office tower, a full-service hotel, and a parking garage (collectively, the “Key Center Complex”) through its interest in Key Center Properties LLC (“KCP LLC”), a joint venture between Wells REIT II and Key Center Property Limited Partnership (“KCPLP”). Wells REIT II had a note receivable due from KCPLP for approximately $72.9 million, which approximated KCPLP’s minority interest in KCP LLC. Wells REIT II concluded that KCP LLC and KCPLP were both VIEs in which Wells REIT II was the primary beneficiary as of December 31, 2007. Accordingly, Wells REIT II included the accounts of KCP LLC and KCPLP in the accompanying consolidated financial statements and eliminated the aforementioned note receivable and 50% minority interest in KCP LLC as of December 31, 2007. The minority interest in KCPLP that was included in the accompanying consolidated financial statements as of December 31, 2007 represented claims against specific, rather than general, assets and liabilities of KCPLP. In October 2008, Wells REIT II assumed KCPLP’s minority interest in the Key Center Complex in favor of canceling the note receivable due from KCPLP. The Key Center Complex’s assets and liabilities are fully consolidated in Wells REIT II’s consolidated balance sheets as of December 31, 2008 and 2007.

In addition, Wells REIT II owns controlling interests in four real properties through its majority ownership in the following entities: Wells REIT II/Lincoln-Highland Landmark III, LLC; Nashoba View Ownership, LLC; and Three Glenlake Building, LLC (collectively, the “Joint Ventures”). Therefore, the accounts of each of the Joint Ventures are included in the accompanying consolidated financial statements.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $1.9 million and $0.1 million was capitalized during the years ended December 31, 2008 and 2007, respectively.

Wells REIT II’s real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Building	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells REIT II adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Wells REIT II has determined that there has been no impairment in the carrying value of real estate assets and related intangible assets held by Wells REIT II to date.

Projections of expected future operating cash flows require that management estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s fair value and could result in the misstatement of the carrying value of Wells REIT II’s real estate assets and related intangible assets and net income (loss).

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements and identified intangible assets and liabilities, including the value in-place leases, based in each case on Wells REIT II’s estimate of their fair values.

The fair values of the tangible assets of an acquired property (which includes land, building and site improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and site improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.

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

As of December 31, 2008 and 2007, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
December 31:
2007	$156,447	$506,024	$412,852	$130,419

2008	$153,342	$570,354	$495,249	$150,923

During the years ended December 31, 2008, 2007, and 2006, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2006	$19,492	$52,290	$31,796	$6,744

2007	$22,997	$68,273	$45,632	$10,969

2008	$19,692	$67,535	$50,210	$14,004

The net intangible assets and liabilities as of December 31, 2008 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2009	$17,987	$64,379	$51,340	$14,543
2010	17,224	60,862	49,688	14,360
2011	14,125	52,161	45,481	14,096
2012	10,441	43,773	40,235	13,498
2013	8,498	38,080	37,198	13,194
Thereafter	22,881	126,910	132,403	46,454

	$91,156	$386,165	$356,345	$116,145

Weighted-Average Amortization Period	6 years	7 years	8 years	9 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and Wells REIT II is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, Wells REIT II adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Intangible Assets and Liabilities Arising from In-Place Ground Leases where Wells REIT II is the Lessee

In-place ground leases with Wells REIT II as the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million and $109.2 million as of December 31, 2008 and 2007, respectively, and recognized amortization of this asset of approximately $2.1 million in 2008 and $0.6 million in 2007.

As of December 31, 2008, the net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2009	$2,069
2010	2,069
2011	2,069
2012	2,069
2013	2,069
Thereafter	97,623

$107,968

Remaining Amortization Period	54 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and include investments in money market accounts and commercial paper as of December 31, 2008.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. During 2008, Wells REIT II decreased the allowance for doubtful accounts by approximately $1.7 million to write off previously reserved tenant receivables against rental income and increased the allowance for doubtful accounts by $0.5 million to record provisions for doubtful accounts, net of recoveries, against general and administrative expenses.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized on a straight-line basis over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2008, 2007, and 2006 of approximately $1.8 million, $1.2 million, and $0.9 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs are comprised of costs incurred to acquire operating leases and are capitalized and amortized on a straight-line basis over the terms of the related leases. Wells REIT II recognized amortization of deferred lease costs of approximately $3.1 million, $1.9 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds are recorded at net principal value, and the obligations under capital leases at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss).

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

Minority Interest

Minority interest represents the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Minority interest is adjusted for contributions, distributions, and earnings attributable to the minority interest holders of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint venturers in accordance with the terms of the respective joint venture agreements. Earnings allocated to such minority interest holder are recorded as minority interest in earnings of consolidated entities in the accompanying consolidated statements of operations.

Redeemable Common Stock

Wells REIT II’s share redemption program requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. Wells REIT II has insurance-backed source of funding for the redemption of shares under its share redemption program in the event Wells REIT II receives an unusually large number of redemption requests due to the death of its investors. As the decision to honor redemptions sought within two years following the death of a stockholder is outside of the control of Wells REIT II and an insurance agreement provides Wells REIT II with the ability to fund all of such redemptions, Wells REIT II has recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets equal to the present value of the future estimated deductible amounts under the insurance agreement. In addition, Wells REIT II is required to honor certain other redemptions up to the amount of proceeds raised in the current calendar year under the DRP. Accordingly, the amount of proceeds raised under the DRP, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. There were no shares tendered for redemption and not yet redeemed as of December 31, 2008 and December 31, 2007. As of December 31, 2007, Wells REIT II overfunded $246,000 of redemptions to the transfer agent, which is included in prepaid and other assets in the accompanying consolidated balance sheets.

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

Distributions

In order to maintain its status as a REIT, Wells REIT II is required by the Internal Revenue Code of 1986, as amended (the “Code”), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders (“REIT taxable income”). Distributions to the stockholders are determined by the board of directors of Wells REIT II and are dependent upon a number of factors relating to Wells REIT II, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells REIT II’s status as a REIT under the Code.

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swap agreements as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as loss on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swap agreements are recorded as gain or loss on interest rate swaps as incurred. For the year ended December 31, 2008, net payments of $2.2 million are included in (loss) gain on interest rate swaps on the accompanying statement of operations.

Foreign Currency Exchange Contract

Wells REIT II has entered into a foreign currency exchange contract to hedge the exposure to fluctuations in the foreign exchange rate. The contract does not qualify for hedge accounting treatment since the timing of the payments under the shared construction agreement does not coincide with the timing of settling the foreign currency exchange contract; therefore, changes in the fair value of the foreign currency exchange contract are recorded as a loss on foreign currency exchange contract in the accompanying consolidated statements of operations. Wells REIT II records the fair value of its foreign currency exchange contract as accounts payable, accrued expenses, and accrued capital expenditures.

Financial Instruments

As of December 31, 2008 and 2007, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $1.2 billion and $0.9 billion, respectively. Wells REIT II has a variable-rate revolving credit facility (the “Wachovia Line of Credit”) and a variable-rate term loan (the “Wachovia Term Loan”), both of which mature on May 9, 2009. Wells REIT II also has a fixed-rate Russian rouble line of credit with Bank Zenit, a Russian bank (the “Bank Zenit Line of Credit”). The fair values of the Wachovia Line of Credit and the Wachovia Term Loan were estimated by obtaining estimates for similar facilities from multiple lenders as of December 31, 2008. The fair values of outstanding mortgage notes payable and the Bank Zenit Line of Credit were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of December 31, 2008.

Revenue Recognition

All leases on real estate assets held by Wells REIT II are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized once the tenant has lost the right to lease the space and Wells REIT II has satisfied all obligations under the related lease or lease termination agreement.

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases for the year ended December 31, 2008. Wells REIT II received proceeds from master leases of $1.4 million and $6.3 million during the years ended December 31, 2007 and 2006, respectively.

Wells REIT II owns a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company and operates, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform certain additional, non- customary services for tenants of its buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets of Wells REIT II in 2008 and to 25% of the value of the total assets of Wells REIT II in future periods. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

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

The Russian investment may have transactions denominated in currencies other than its functional currency. Such transactions may result in gains or losses due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such transaction gains or losses are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Level 1—Assets or liabilities for which the identical term is traded on an active exchange, such as publicly-traded instruments or futures contracts.

Level 2—Assets and liabilities valued based on observable market data for similar instruments.

Level 3—Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally-developed, and considers risk premiums that a market participant would require.

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

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Liabilities:
Lines of credit and notes payable	$1,196,205	$—	$1,196,205	$—
Foreign currency exchange contract	$7,638	$—	$7,638	$—
Interest rate swaps	$65,378	$—	$65,378	$—

Operating Segments

Wells REIT II operates in a single reporting segment, and the presentation of Wells REIT II’s financial condition and performance is consistent with the way in which Wells REIT II’s operations are managed.

Accounting Adjustments

In 2007, Wells REIT II recorded certain out-of-period adjustments, which impact the comparability of the results of operations for the years ended December 31, 2008, 2007, and 2006. The accounting adjustments resulted in total charges of approximately $1.9 million, which are included in Wells REIT II’s net loss for the year ended December 31, 2007 and are described below:

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

In 2008, Wells REIT II recorded certain out-of-period adjustments, which impact the comparability of the results of operations for the years ended December 31, 2008 and 2007. The accounting adjustment resulted in an out-of-period gain on foreign currency exchange contract of approximately $0.9 million for the year ended December 31, 2007 to correct the amount of cumulative losses previously reported. Wells REIT II adjusts the basis of its foreign currency exchange contract to fair value as estimated by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. As a result, Wells REIT II’s net income is understated by $0.9 million for the year ended December 31, 2007.

We believe that the out-of-period activity described above, when considered individually or in the aggregate, is not material to Wells REIT II’s consolidated financial statements for the years ended December 31, 2008 or 2007. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the impact to the individual financial statement captions impacted for each period presented, the noncash nature of the adjustments, and Wells REIT II’s substantial stockholders’ equity balances at the end of each year affected.

Reclassification

Wells REIT II has reclassified the impact of straight-line rental income to a separate adjustment to reconcile net income (loss) to net cash provided by operating activities in the accompanying consolidated statements of cash flows for all periods presented. Previously, the impact of straight-line rental income was included within the increase in tenant receivables, net, caption on the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157 which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS 144. SFAS 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued SFAS 157-1, which is effective upon the initial adoption of SFAS 157, excludes SFAS 13, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS 13, from the scope of SFAS 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS 157, however, does not change any of the provisions of SFAS 157. FSP 157-3 was effective upon issuance and retrospective application is prohibited. FSP 157-2 will be effective for Wells REIT II beginning January 1, 2009, and the remaining aspects of SFAS 157 were effective for Wells REIT II beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Wells REIT II consolidated financial statements to date; however, Wells REIT II is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 was effective for Wells REIT II beginning January 1, 2008. The adoption of this guidance has not had a material impact on the Wells REIT II consolidated financial statements.

SFAS No. 141(R) Business Combinations (“SFAS 141(R)”) became effective for Wells REIT II on January 1, 2009. Among other things, SFAS 141(R) requires Wells REIT II to expense transaction costs for property acquisitions as incurred and to record pre-acquisition contingencies and purchase price contingencies at fair value as of the acquisition date. Wells REIT II assessed the provisions of SFAS 141(R) and determined that, if effective for the year ended December 31, 2008, Wells REIT II would have been required to record additional expenses of approximately $22.4 million, of which approximately $16.5 million relates to acquisition fees payable to Wells Capital (see Note 9). In connection with adopting SFAS No. 141(R) on January 1, 2009, Wells REIT II expensed pre-acquisition costs incurred during 2008 related to pending acquisitions of approximately $5.7 million, of which $3.5 million relates to unapplied acquisition fees payable to Wells Capital and $2.2 million relates to the Dvintsev Business Center—Tower B contract (see Note 5).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. SFAS 160 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II does not believe the adoption of SFAS 160 will have a material financial impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including, (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS No. 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 will be effective for Wells REIT II beginning January 1, 2009. Wells REIT II is currently assessing the provisions of SFAS 161 and has not yet determined the financial impact, if any, on its consolidated financial statements.

3.	Real Estate Acquisitions

During the year ended December 31, 2008, Wells REIT II acquired the following six properties (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
13655 Riverport Drive	February 1, 2008	St. Louis, MO	189,000	$31,600
11200 West Parkland Avenue	March 3, 2008	Milwaukee, WI	230,000	23,600
Lenox Park Buildings	May 8, 2008	Atlanta, GA	1,040,000	275,300
Lindbergh Center Buildings	July 1, 2008	Atlanta, GA	955,000	285,000
Three Glenlake Building	July 31, 2008	Sandy Springs, GA	355,000	100,600
1580 West Nursery Road Buildings	September 5, 2008	Linthicum, MD	315,000	97,600

Total			3,084,000	$813,700

(1)	Purchase prices are presented exclusive of closing costs and acquisition fees.

During the year ended December 31, 2007, Wells REIT II acquired the following 12 properties (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet		Purchase Price(1)
One Century Place	January 4, 2007	Nashville, TN	539,000		$72,000
2000 Park Lane Land	January 5, 2007	North Fayette, PA	—	(2)	1,000
120 Eagle Rock	March 27, 2007	East Hanover, NJ	178,000		34,500
Pasadena Corporate Park	July 11, 2007	Pasadena, CA	265,000		116,000
7031 Columbia Gateway Drive	July 12, 2007	Columbia, MD	248,000		62,100
Cranberry Woods Drive(3)	August 1, 2007	Cranberry Township, PA	—		14,594
222 East 41st Street	August 17, 2007	New York, NY	373,000		319,800
Bannockburn Lake III	September 10, 2007	Bannockburn, IL	106,000		20,164
1200 Morris Drive	September 14, 2007	Wayne, PA	114,000		29,250
South Jamaica Street	September 26, 2007	Englewood, CO	478,000		138,491
15815 25th Avenue West	November 5, 2007	Lynnwood, WA	87,000		23,800
16201 25th Avenue West	November 5, 2007	Lynnwood, WA	69,000		11,200

Total			2,457,000		$842,899

(1)	Purchase prices are presented exclusive of closing costs and acquisition fees.
(2)	Reflects unimproved land
(3)	Land was purchased in August 2007; however, construction of the buildings has not been completed as of December 31, 2008 (see Note 5).

4.	Lines of Credit and Notes Payable

The following table summarizes the terms of Wells REIT II’s indebtedness outstanding as of December 31, 2008 and 2007 (in thousands):

Facility	Rate	Term Debt or Interest Only		Maturity	Approximate Amount Outstanding as of December 31,
					2008	2007
Wachovia Line of Credit	1.22%(1)	Interest Only		5/9/2009	$300,000	$84,000
222 E. 41st Street Building mortgage note	LIBOR + 120bp(2)	Interest Only	(4)	8/16/2017	142,850	133,260
100 East Pratt Street Building mortgage note	5.08%	Interest Only		6/11/2017	105,000	105,000
Wachovia Term Loan	1.22%(1)	Interest Only		5/9/2009	100,000	—
Wildwood Buildings mortgage note	5.00%	Interest Only		12/1/2014	90,000	90,000
5 Houston Center Building mortgage note	5.42%	Interest Only		10/1/2010	90,000	90,000
Manhattan Towers Building mortgage note	5.65%	Interest Only		1/6/2017	75,000	75,000
80 Park Plaza Building mortgage note	LIBOR + 130bp(3)	Interest Only	(4)	9/21/2016	53,323	49,875
263 Shuman Boulevard Building mortgage note	5.55%	Interest Only		7/1/2017	49,000	49,000
800 North Frederick Building mortgage note	4.62%	Interest Only		11/11/2011	46,400	46,400
One West Fourth Street Building mortgage note	5.80%	Term Debt		12/10/2018	45,174	46,841
SanTan Corporate Center mortgage notes	5.83%	Interest Only		10/11/2016	39,000	39,000
Highland Landmark Building mortgage note	4.81%	Interest Only		1/10/2012	33,840	33,038
Three Glenlake Building mortgage note	LIBOR + 90bp(5)	Interest Only	(6)	7/31/2013	25,121	—
One and Four Robbins Road Buildings mortgage note	5.07%	Interest Only		9/5/2010	23,000	23,000
215 Diehl Road Building mortgage note	5.55%	Interest Only		7/1/2017	21,000	21,000
1580 West Nursery Road Buildings mortgage note	7.67%	Term Debt		9/1/2010	20,604	—
Bank Zenit Line of Credit	11.61%	Interest Only		10/2/2014	6,828	4,903
Bank Zenit Line of Credit	14.00%	Interest Only		10/2/2014	2,382	—
9 Technology Drive Building mortgage note	4.31%	Interest Only		2/1/2008	—	23,800
Key Center Complex mortgage notes	5.43%	Interest Only		4/16/2012 & 11/30/2012	—	14,180

Total indebtedness					$1,268,522	$928,297

(1)

The Wachovia Line of Credit and Wachovia Term Loan contain borrowing arrangements that include interest costs based on, at the option of Wells REIT II, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20%, or the floating base rate.

(2)

Wells REIT II is party to an interest rate swap agreement, which effectively fixes its interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum and terminates on August 16, 2017. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as (loss) gain on interest rate swaps in the accompanying consolidated statements of operations.

(3)

Wells REIT II is party to an interest rate swap agreement, which effectively fixes its interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum and terminates on September 21, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as other comprehensive loss in the accompanying consolidated statement of stockholders’ equity.

(4)	Interest accrues over the term of the note, and principal and interest are payable at maturity. Interest compounds monthly.
(5)

Wells REIT II is party to an interest rate swap agreement, which effectively fixes its interest rate on the Three Glenlake Building mortgage note at 5.95% per annum and terminates on July 31, 2013. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as (loss) gain on interest rate swaps in the accompanying consolidated statements of operations.

(6)	Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amount accrues and is added to the outstanding balance of the note over the term.

Unsecured Lines of Credit and Term Loan

The Wachovia Line of Credit is an unsecured revolving financing facility with a syndicate of banks led by Wachovia. Wells REIT II can borrow up to 50% of the unencumbered asset value or the aggregate value of a subset of lender-approved properties. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved properties owned for four consecutive fiscal quarters divided by 8.25%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended four fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved subset.

The Wachovia Line of Credit contains borrowing arrangements that include interest costs based on, at the option of Wells REIT II, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans is based on the ratio of debt to total asset value. The base rate for any day is the higher of Wachovia’s prime rate for such day or the Federal Funds Rate for such day plus 50 basis points. Under the terms of the Wachovia Line of Credit, accrued interest shall be payable in arrears on the first day of each calendar month. In addition, unused fees are assessed on a quarterly basis at a rate of 0.125% or 0.175% per annum of the amount by which the facility exceeds outstanding borrowings plus letters of credit. Wells REIT II can repay the Wachovia Line of Credit at any time without premium or penalty. The interest rate as of December 31, 2008 was 1.22% on the $300.0 million balance. The interest rate as of December 31, 2007 was 6.08% on $50.0 million of the outstanding balance, 5.72% on $17.0 million of the outstanding balance, 5.94% on $12.0 million of the outstanding balance, and 5.24% on the remaining $5.0 million. In January 2008, Wells REIT II extended the maturity date of the Wachovia Line of Credit from May 9, 2008 to May 9, 2009, and also entered into the Wachovia Term Loan for $100.0 million, which expires on May 9, 2009. The Wachovia Line of Credit has a syndicate of 16 banks led by Wachovia. The Wachovia Term Loan bears interest, at the option of Wells REIT II, of LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20%, or the floating base rate. In February 2008, Wells REIT II exercised the accordion feature of the Wachovia Line of Credit, thereby increasing Wells REIT II’s total borrowing capacity to $450.0 million under this facility.

On October 2, 2007, in anticipation of its future acquisition an office tower in Moscow, Russia (see Note 5), Wells REIT II entered into the Bank Zenit Line of Credit for a 7-year, unsecured, fixed-rate line of credit with Bank Zenit, for up to 930.0 million Russian roubles. As of December 31, 2008, 270.6 million Russian roubles (approximately $9.2 million, including foreign currency translation adjustments) have been drawn under this facility. As of December 31, 2008, the Bank Zenit Line of Credit is unsecured and bears interest at a fixed rate of 11.61% on $6.8 million of the outstanding balance and 14.00% on $2.4 million of the outstanding balance. In connection with the future acquisition of the Dvintsev Business Center—Tower B, Wells REIT II entered into a foreign currency exchange contract to mitigate the risk of changes in foreign currency exchange rates (see Note 5).

Interest Paid and Extinguishment of Debt

As of December 31, 2008 and 2007, Wells REIT II’s weighted-average interest rate on its lines of credit and notes payable was approximately 4.32% and 5.59%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $44.4 million, $36.3 million, and $35.5 million during the years ended December 31, 2008, 2007, and 2006, respectively, of which approximately $1.9 million, $0.1 million, and $0.2 million was capitalized during the years ended December 31, 2008, 2007, and 2006, respectively. On April 28, 2008, Wells REIT II accepted an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the Key Center Complex mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million. This gain is reported as a gain (loss) on early extinguishment of debt in the accompanying consolidated statements of operations. In addition, Wells REIT II paid a $5.7 million penalty in 2006 related to the University Circle Buildings mortgage note, which is recorded as a component of the gain (loss) on early extinguishment of debt in the accompanying consolidated statements of operations.

Debt Compliance

The Wachovia Line of Credit contains covenants and restrictions requiring Wells REIT II to meet certain financial ratios and reporting requirements, as defined by the debt arrangement. The Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits the ratio of debt-to-total asset value, as defined, to 50% or less at all times;

•	limits the ratio of secured debt-to-total asset value, as defined, to 40% or less at all times;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest coverage ratios;

•	requires maintenance of certain minimum stockholders’ equity balances;

•	limits investments that fall outside Wells REIT II’s core investments of improved office and industrial properties;

•

stipulates the net distributions, which equal total distributions less the amount reinvested through the dividend reinvestment plan, may not exceed the greater of 90% of Wells REIT II’s funds from operations for the corresponding period or the minimum amount required in order for us to maintain our status as a REIT; and

•

includes a cross-default provision that provides that a payment default under any recourse obligation of $10.0 million or more or any non-recourse obligation of $20.0 million or more by us, Wells OP II, or any of Wells REIT II’s subsidiaries constitutes a default under the credit facility.

Wells REIT II is in compliance with all of the above covenants at December 31, 2008.

Debt Maturities

The following table summarizes the aggregate maturities of Wells REIT II’s indebtedness as of December 31, 2008 (in thousands):

2009	$402,584
2010	134,914
2011	50,190
2012	38,789
2013	30,210
Thereafter	611,835

Total	$1,268,522

The Wachovia Line of Credit and Wachovia Term Loan will mature on May 9, 2009. Negotiations for a replacement line of credit are well under way with prospective lenders. Wells REIT II believes that it will be able to secure a replacement line of credit with capacity adequate to meet the scheduled purchase and debt obligations at current-market terms. However, Wells REIT II acknowledges that the U.S. credit markets remain volatile and, as such, can make no assurances that a replacement line of credit will be executed at terms favorable or desirable to us. In the event that Wells REIT II is unable to negotiate a replacement line of credit with sufficient capacity, Wells REIT II would pursue other options to generate additional liquidity that are currently available to it, including but not limited to, sourcing property-specific mortgage loans, deferring the payment of related-party fees and reimbursements, and/or modifying the amount of future distributions to stockholders.

5.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”) for approximately $185.2 million. As of December 31, 2008, Wells REIT II had incurred and capitalized as land and construction in progress approximately $102.9 million and estimated incurring additional costs of approximately $82.3 million to complete the project. The Cranberry Woods Drive Buildings are scheduled to be completed in two phases, with approximately 424,000 rentable square feet to be completed in 2009 and approximately 400,000 rentable square feet to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be 100% leased to Westinghouse Electric Company, LLC, at rental rates to be determined based on total construction costs.

Property Under Contract

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited, a Cypriot corporation that is party to a shared construction agreement with an unrelated entity for the development of a nine-story office tower containing approximately 145,000 rentable square feet in Moscow, Russia (“Dvintsev Business Center—Tower B”). Wells REIT II anticipates acquiring Dvintsev Business Center—Tower B following the completion of construction in the second quarter of 2009 for approximately $74.7 million, which includes value-added taxes paid on construction materials that may be used to reduce the amount of value-added taxes assessed on future rental receipts. Wells REIT II may owe additional purchase consideration pursuant to an earn-out agreement under which the developer would be compensated for securing qualified leases, as defined, for currently vacant space within two years of closing.

As of December 31, 2008, Wells REIT II had made earnest money deposits toward the purchase of Dvintsev Business Center—Tower B of $49.0 million, which is included in prepaid expenses and other assets. This deposit was created through a combination of $31.5 million paid upon entering into the contract, $10.7 million drawn under the Bank Zenit Line of Credit, cash payments of $9.1 million, and a cumulative foreign currency translation adjustment of $(2.3) million. In November 2008, Bank Zenit indicated that there may be a delay in its funding of future draws under the loan. In December 2008, the Bank Zenit Line of Credit was amended to increase the borrowing rate from 11.61% to 14.00% for subsequent advances. Consistent with the terms of the amended loan agreement, Wells REIT II submitted draw requests of which Bank Zenit funded 50% for December 2008, 62% for January 2009, and 66% for February 2009. Wells REIT II expects Bank Zenit to provide funding for future draw requests at similar levels and is in the process of evaluating alternative sources of funding for the remaining obligation under the contract to acquire the Dvintsev Business Center—Tower B including, among others, funds raised under its offerings of common stock and draws from the Wachovia Line of Credit.

Foreign Currency Exchange Contract

In connection with the future acquisition of the Dvintsev Business Center—Tower B, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. dollar to Russian rouble exchange rate. This contract is indexed against a requirement to purchase 802.4 million Russian roubles at a fixed price of $0.04 per Russian rouble and must be settled during the period from September 2008 through April 1, 2009. As of December 31, 2008 and 2007, Wells REIT II estimated the fair value of this contract equal to a liability of approximately $7.6 million and $0.5 million, respectively, which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Obligations Under Operating Leases

Wells REIT II owns three properties that are subject to ground leases with expiration dates of December 31, 2058; February 28, 2062, and July 31, 2099. As of December 31, 2008, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2009	$2,396
2010	2,396
2011	2,396
2012	2,530
2013	2,557
Thereafter	218,634

Total	$230,909

Obligations Under Capital Leases

Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012, 2013, and 2021. The required payments under the terms of the leases are as follows as of December 31, 2008 (in thousands):

2009	$41,109
2010	41,109
2011	41,109
2012	117,729
2013	499,992
Thereafter	177,600

918,648
Amounts representing interest	(254,648)

Total	$664,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2008, no tenants have exercised such options that had not been materially satisfied.

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

5 Houston Sky Bridge

In September 2008, Wells REIT II entered into a contract with the developer of a building adjacent to the 5 Houston Center Building that grants a perpetual easement between the two buildings to the developer in consideration for $12.0 million payable to Wells REIT II in two nonrefundable installments. Upon execution of the contract, Wells REIT II received the first installment of $6.0 million, which is recorded as deferred income in the accompanying consolidated balance sheets. Upon the earlier of the completion of the steel frame of the adjacent building or March 2010, the second installment will become payable and both payments will be recognized as income.

6.	Stockholders’ Equity

Stock Option Plan

Wells REIT II maintains a stock option plan that provides for grants of “nonqualified” stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”) (the “Stock Option Plan”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2008, no stock options have been granted under the plan.

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

Under the Director Plan, options to purchase 2,500 shares of common stock at $12.00 per share were granted upon initially becoming an independent director of Wells REIT II. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director was granted options to purchase 1,000 additional shares of common stock at the greater of (1) $12.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the conflicts committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT II’s status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II’s advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II’s outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2008, 2007, and 2006, follows:

	Number	Exercise Price	Exercisable
Outstanding as of January 1, 2006	36,000	$12	8,000
Granted	7,000	$12
Terminated	(3,000)	$12

Outstanding as of December 31, 2006	40,000	$12	19,000
Granted	7,500	$12
Terminated	(18,000)	$12

Outstanding as of December 31, 2007	29,500	$12	16,500
Granted	—	$12
Terminated	—	$12

Outstanding as of December 31, 2008	29,500	$12	23,000

Wells REIT II has evaluated the fair values of options granted in 2007 and 2006 using the Black-Scholes-Merton model and concluded that such values are insignificant. Wells REIT II did not grant any options in 2008. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2008 was approximately six years.

Dividend Reinvestment Plan

Wells REIT II maintains a dividend reinvestment plan that allows common stockholders to elect to reinvest an amount equal to the distributions declared on their common shares in additional shares of Wells REIT II’s common stock in lieu of receiving cash distributions. Under the DRP, shares may be purchased by participating stockholders at the higher of $9.55 per share or 95% of the estimated per-share value, as estimated by Wells Capital or another firm chosen by the board of directors for that purpose. Participants in the DRP may purchase fractional shares so that 100% of the distributions will be used to acquire shares of Wells REIT II’s stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days’ written notice to participants.

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

•

Wells REIT II will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under Wells REIT II’s DRP during such period. In 2008, the board of directors approved an amendment to the share redemption program for 2008 only, which temporarily increased the limit on Ordinary Redemptions from 50% of the net proceeds from the sale of shares under Wells REIT II’s DRP during the year ended December 31, 2008 to 70% of the net proceeds from the sale of shares under Wells REIT II’s DRP during the year ended December 31, 2008. In 2009, the limit on Ordinary Redemptions reverted to 50% of the net proceeds from the sale of shares under Wells REIT II’s DRP during the period from the beginning of the calendar year to the redemption date.

•	Wells REIT II will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed the lesser of:

•	100% of the net proceeds from Wells REIT II’s DRP during the calendar year, or

•	5% of the weighted-average number of shares outstanding in the prior calendar year.

After giving effect to Ordinary Redemptions at the end of February 2009, the program terms do not permit Wells REIT II to make additional Ordinary Redemptions until (it is expected) the beginning of the fourth quarter of 2009, at which time funds provided from Wells REIT II’s DRP are expected to allow additional Ordinary Redemptions. However, Wells REIT II makes no assurances with respect to when Ordinary Redemptions will resume because, with respect to the provisions of the SRP relating to Ordinary Redemptions, the SRP may be amended, suspended, or terminated at any time. As provided under the SRP, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

On February 27, 2009, Wells REIT II’s board of directors approved an amendment to the terms of the SRP so that Wells REIT II is not restricted in the manner in which it may notify its stockholders of an amendment, suspension, or termination of the program. In addition, the board of directors also amended the SRP to permit any Ordinary Redemptions made through the end of February 2009 provided that such redemptions do not cause total Ordinary Redemptions during any calendar year to exceed 50% of the expected net proceeds from the sale of shares under Wells REIT II’s DRP during such calendar year. These amendments will become effective 30 days after the filing of this annual report on Form 10-K.

Under the terms of Wells REIT II’s Corporate Governance Guidelines, until its board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of stockholders. Approximately 12.4 million and 5.9 million shares were redeemed under the SRP during the years ended December 31, 2008 and 2007, respectively.

7.	Operating Leases

Wells REIT II’s real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells REIT II retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Based on 2008 annualized gross base rent, AT&T comprised approximately 12% of Wells REIT II’s portfolio as of December 31, 2008. Other than AT&T, Wells REIT II does not have any significant concentrations of credit risk from any particular tenant. Tenants in the communications and legal services industries each comprise 15% and 14%, respectively, of Wells REIT II’s 2008 annualized gross base rent. Wells REIT II’s properties are located in 23 states and the District of Columbia. As of December 31, 2008, approximately 17%, 11%, and 8% of Wells REIT II’s office and industrial properties are located in metropolitan Atlanta, Northern New Jersey, and Cleveland, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2008, is as follows (in thousands):

2009	$403,148
2010	400,759
2011	372,867
2012	341,086
2013	315,852
Thereafter	1,230,337

Total	$3,064,049

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Investment in real estate funded with other assets	$—	$750	$3,521

Acquisition fees applied to real estate assets	$12,989	$19,229	$17,199

Assumption of investments in development authority bonds and obligations under capital leases	$586,000	$—	$—

Fair market value of notes payable upon acquisition of properties	$20,842	$—	$—

Other liabilities assumed upon acquisition of properties	$115	$1,708	$964

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$11,274	$2,321	$1,049

Proceeds from note payable in escrow	$—	$—	$1,644

Accrued capital expenditures and deferred lease costs	$14,825	$6,743	$8,518

Accrued redemptions of common stock	$—	$—	$3,853

Acquisition fees due to affiliate	$1,386	$1,738	$3,499

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,134	$1,900	$1,052

Other offering costs due to affiliate	$2,215	$2,401	$2,383

Distributions payable	$11,559	$9,710	$7,317

Contribution from minority interest partners upon acquisition	$5,346	$—	$—

Assumption of minority interest in consolidated joint venture	$800	$—	$—

Discounts applied to issuance of common stock	$7,618	$7,636	$5,299

Redeemable common stock	$661,430	$596,464	$—

9.	Related-Party Transactions

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

•

Monthly asset management fees equal to one-twelfth of 0.75% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures for the months prior to October 2008. Thereafter, the monthly asset management fee is equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures is at least $6.5 billion, after which the monthly asset management fee is equal to one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II and (ii) investment in joint ventures. However, the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was immediately 0.5%. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt borrowed for purposes of acquiring, improving, or refinancing investment properties;

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

•	Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital; and

•	Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital.

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of December 31, 2008, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering, $28.8 million related to the follow-on offering, and $2.2 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 2.0% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management, an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Commissions, net of discounts(1) (2)	$46,501	$57,469	$53,108
Asset management fees	31,039	25,932	19,952
Dealer-manager fees, net of discounts(1)	17,261	21,272	19,407
Acquisition fees(3)	16,432	19,298	17,199
Administrative reimbursements, net(4)	11,081	7,753	5,650
Other offering costs(1)	9,927	9,740	10,690
Property management fees	3,586	2,146	669
Construction fees	359	52	150

Total	$136,186	$143,662	$126,825

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.
(2)	Substantially all commissions were re-allowed to participating broker/dealers during 2008, 2007, and 2006.
(3)

Acquisition fees are capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions. Pursuant to SFAS 141(R), acquisition fees will be expensed as they are incurred effective January 1, 2009.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $2.5 million, $1.1 million, and $0.3 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the years ended December 31, 2008, 2007, and 2006.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2008 and 2007 (in thousands):

	December 31,
	2008	2007
Asset and property management fees due to Wells Capital and/or Wells Management	$2,729	$5,053
Other offering cost reimbursements due to Wells Capital	2,215	2,401
Administrative reimbursements due to Wells Capital and/or Wells Management	2,206	2,293
Acquisition fees due to Wells Capital	1,386	1,738
Commissions and dealer-manager fees due to WIS	1,134	1,900

Total	$9,670	$13,385

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of December 31, 2008, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $59.0 million as of February 28, 2009.

10.	Income Taxes

Wells REIT II’s income tax basis net income for the years ended December 31, 2008, 2007, and 2006 (in thousands) follows:

	2008	2007	2006
GAAP basis financial statement net income (loss)	$(22,678)	$(4,668)	$11,268
Increase (decrease) in net income (loss) resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	93,785	94,109	67,162
Rental income accrued for income tax purposes more (less) than amounts for financial reporting purposes	427	(7,780)	(16,671)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	2,666	8,344	6,914
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	39,494	12,173	(14)
Bad debt expense for financial reporting purposes in excess of (less than) amounts for income tax purposes	(951)	1,656	569
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	13,138	9,554	6,959

Income tax basis net income, prior to dividends-paid deduction	$125,881	$113,388	$76,187

As of December 31, 2008, the tax basis carrying value of Wells REIT II’s total assets was approximately $5.6 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2008	2007	2006
Ordinary income	52%	58%	54%
Capital gains	—	—	—
Return of capital	48%	42%	46%

Total	100%	100%	100%

Upon adopting Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007, Wells REIT II wrote off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of stockholders’ equity. As of December 31, 2008, returns for the calendar years 2003 through 2007 remain subject to examination by U.S. or various state tax jurisdictions.

The income tax (expense) benefit reported in the accompanying consolidated statements of operations relates to the operations of Wells TRS. The portion of income tax (expense) benefit attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Federal	$(163)	$(356)	$322
State	(25)	(69)	66
Other	1	(35)	—

Total	$(187)	$(460)	$388

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS’s effective tax rate for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Years Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.34%	6.58%	6.93%
Other	(0.21)%	3.37%	—

Effective tax rate	37.13%	43.95%	40.93%

As of December 31, 2008 and 2007, Wells REIT II had no deferred tax assets or deferred tax liabilities.

11.	Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per-share data):

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$122,172	$127,901	$141,248	$144,067
Net income (loss)	$(6,353)	$16,837	$4,150	$(37,312)
Basic and diluted net income (loss) per share	$(0.02)	$0.04	$0.01	$(0.09)
Distributions per share	$0.15	$0.15	$0.15	$0.15

	2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$98,422	$105,486	$110,805	$118,437
Net income (loss)	$(2,610)	$7,676	$(2,453)	$(7,281)
Basic and diluted net income (loss) per share(1)	$(0.01)	$0.02	$(0.01)	$(0.02)
Distributions per share	$0.15	$0.15	$0.15	$0.15

(1)	The sum of the quarterly amounts do not equal loss per share for the year ended December 31, 2007 because shares are not issued ratably over the course of the year.

12.	Subsequent Events

Sale of Shares of Common Stock

From January 1, 2009 through February 28, 2009, Wells REIT II raised approximately $76.0 million through the issuance of approximately 7.6 million shares of common stock under the Third Offering. As of February 28, 2009, approximately 285.2 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Declaration of Distributions

On February 27, 2009, the board of directors of Wells REIT II declared distributions for the second quarter of 2009 in an amount equal to an annualized distribution of $0.60 per share to be paid in June 2009. Such quarterly distributions are payable to the stockholders of record at the close of business on each day during the period from March 16, 2009 through June 15, 2009.

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2008

(in thousands)

					Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2008			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (j)
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	$2,539	6,241	31,303	$37,544	9,154	1980	2/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100%	18,000	(a)	600	13,225	13,825	5,796	618	19,003	19,621	3,247	2003	3/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	444	4,502	13,058	17,560	2,610	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	75,000		11,200	72,467	83,667	3,724	11,459	75,932	87,391	16,447	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None		5,570	38,218	43,788	5,003	5,627	43,164	48,791	9,753	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,882	11,050	64,229	75,279	17,969	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(b)	5,846	66,681	72,527	495	5,934	67,088	73,022	12,273	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	6	26,806	75,717	102,523	16,363	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	45,174		2,711	69,383	72,094	35	2,721	69,408	72,129	10,689	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	630	7,015	35,115	42,130	4,385	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	328	3,625	17,502	21,127	2,203	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	1,916	7,485	62,442	69,927	7,517	1985	9/20/2004	0 to 40 years
4100—4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	4,651	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	523	8,546	44,670	53,216	7,442	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	(3,272)	8,799	28,916	37,715	8,900	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	22,925	43,589	66,514	8,091	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	(893)	2,558	34,089	36,647	5,706	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III (c)	Downers Grove, IL	95%	33,840		3,028	47,454	50,482	(1,346)	3,054	46,082	49,136	7,648	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	1,293	4,501	49,250	53,751	12,523	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	3,360	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	151	522	8,830	9,352	1,160	2001	3/17/2005	0 to 40 years
5995 OPUS DRIVE	Minnetonka, MN	100%	None		2,693	14,670	17,363	2,607	2,737	17,233	19,970	5,091	1988	4/5/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000		3,452	17,456	20,908	3,240	3,472	20,676	24,148	3,452	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000		31,234	140,217	171,451	26,556	31,777	166,230	198,007	22,666	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None		2,822	22,910	25,732	689	2,822	23,599	26,421	5,326	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None		5,626	38,254	43,880	166	5,629	38,417	44,046	7,083	1955	7/6/2005	0 to 40 years
ONE ROBBINS ROAD (d)	Westford, MA	99%	12,556		5,391	33,788	39,179	19	5,391	33,807	39,198	3,955	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD (d)	Westford, MA	99%	10,444		2,950	32,544	35,494	—	2,950	32,544	35,494	5,925	2001	8/18/2005	0 to 40 years
BALDWIN POINT	Orlando, FL	100%	None		2,920	19,794	22,714	1,059	2,921	20,852	23,773	2,962	2005	8/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,722	107,730	116,452	1,080	8,803	108,729	117,532	21,457	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	9,276	10,134	102,898	113,032	11,805	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	1,222	8,819	77,976	86,795	7,975	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	(7,033)	2,680	35,236	37,916	2,767	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	90,000		8,186	147,653	155,839	(6,007)	8,186	141,646	149,832	25,795	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(e)	7,269	244,424	251,693	9,669	7,454	253,908	261,362	33,962	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	5,352	3,629	39,654	43,283	4,893	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None		1,381	21,855	23,236	1,183	1,412	23,007	24,419	3,565	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None		5,150	41,372	46,522	1,351	5,268	42,605	47,873	9,785	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None		2,150	14,930	17,080	(37)	2,199	14,844	17,043	1,969	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	None		2,488	5,483	7,971	7,840	2,546	13,265	15,811	1,680	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000		4,871	24,669	29,540	(23)	4,948	24,569	29,517	2,318	2000	4/18/2006	0 to 40 years

S-1

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2008

(in thousands)

					Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2008			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (j)
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000		3,174	21,613	24,787	556	3,245	22,098	25,343	3,386	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000		7,142	41,535	48,677	6,608	7,233	48,052	55,285	5,530	1986	7/20/2006	0 to 40 years
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None		3,519	38,332	41,851	809	3,581	39,079	42,660	5,017	2001	8/9/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None		1,409	28,393	29,802	682	1,432	29,052	30,484	3,005	2006	9/6/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None		2,539	13,919	16,458	834	2,557	14,735	17,292	2,267	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	53,323		31,766	109,952	141,718	4,940	32,221	114,437	146,658	14,649	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	3,786	29,712	144,679	174,391	13,387	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	1,179	8,752	45,046	53,798	6,719	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None		8,955	58,339	67,294	3,112	9,106	61,300	70,406	11,656	1991	1/4/2007	0 to 40 years
2000 PARK LANE LAND	North Fayette, PA	100%	None		1,044	—	1,044	12	1,056	—	1,056	—	N/A	1/5/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None		2,726	30,078	32,804	941	2,762	30,983	33,745	4,427	1990	3/27/2007	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(6,148)	53,099	53,482	106,581	2,435	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None		10,232	54,070	64,302	35	10,232	54,105	64,337	3,089	2000	7/12/2007	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	—	15,512	90,078	15,512	90,078	105,590	—	N/A	8/1/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	142,850	(e)	—	324,520	324,520	1,238	—	325,758	325,758	14,481	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	76	7,663	11,050	18,713	888	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None		3,723	20,597	24,320	5,320	3,786	25,854	29,640	1,406	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	5,767	2002/ 2003/2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None		3,896	17,144	21,040	461	3,965	17,536	21,501	675	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None		2,035	9,262	11,297	217	2,072	9,442	11,514	276	2007	11/5/2007	0 to 40 years
13655 RIVERPORT DRIVE	St. Louis, MO	100%	None		6,138	19,105	25,243	53	6,138	19,158	25,296	651	1998	2/1/2008	0 to 40 years
11200 WEST PARKLAND AVENUE	Milwaukee, WI	100%	None		3,219	15,394	18,613	2,201	3,219	17,595	20,814	632	1990	3/3/2008	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%	216,000	(f)	28,478	225,067	253,545	4,185	28,858	228,872	257,730	4,678	1992/1999/ 2001/2002	5/8/2008	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	250,000	(e),(g)	—	262,468	262,468	3,252	—	265,720	265,720	4,063	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING (i)	Sandy Springs, GA	95%	25,121/ 120,000	(h)	7,517	88,784	96,301	891	8,055	89,137	97,192	1,389	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%	20,604		11,410	78,988	90,398	1,212	11,745	79,865	91,610	950	1992	9/5/2008	0 to 40 years

Total—100% REIT II Properties					$545,394	$3,870,706	$4,416,100	$209,037	$552,698	$4,072,439	$4,625,137	$467,945

(a)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.
(b)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.
(c)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(d)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(e)	Property is owned subject to a long-term ground lease.
(f)	As a result of the acquisition of the Lenox Park Buildings, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $216.0 million.
(g)	As a result of the acquisition of the Lindbergh Center Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $250.0 million.
(h)	As a result of the acquisition of the Three Glenlake Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.
(i)	Wells REIT II acquired an approximate 95.0% interest in the Three Glenlake Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.
(j)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 10 years, and Buildings are depreciated over 40 years.

S-2

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2008

(dollars in thousands)

	2008	2007	2006
Real Estate:
Balance at the beginning of the year	$3,787,838	$2,938,153	$2,338,326
Additions to/improvements of real estate	870,227	863,782	608,930
Write-offs of tenant improvements	(501)	(547)	—
Write-offs of intangible assets(1)	(9,139)	(10,015)	(3,145)
Write-offs of fully depreciated/amortized assets	(23,288)	(3,535)	(5,958)

Balance at the end of the year	$4,625,137	$3,787,838	$2,938,153

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$324,472	$185,322	$75,499
Depreciation and amortization expense	168,300	145,107	116,306
Write-offs of tenant improvements	(110)	(105)	—
Write-offs of intangible assets(1)	(1,429)	(2,317)	(525)
Write-offs of fully depreciated/amortized assets	(23,288)	(3,535)	(5,958)

Balance at the end of the year	$467,945	$324,472	$185,322

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-3