Form 10-Q
period 2009-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2009-05-13
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[Not yet applicable to registrant.]    Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2009: 456,750,731 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in this Form 10-Q and Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) March 31, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$552,802	$552,698
Buildings and improvements, less accumulated depreciation of $240,841 and $218,866 as of March 31, 2009 and December 31, 2008, respectively	2,904,171	2,921,441
Intangible lease assets, less accumulated amortization of $267,515 and $249,079 as of March 31, 2009 and December 31, 2008, respectively	563,908	585,289
Construction in progress	126,002	97,764

Total real estate assets	4,146,883	4,157,192
Cash and cash equivalents	93,641	86,334
Tenant receivables, net of allowance for doubtful accounts of $733 and $506 as of March 31, 2009 and December 31, 2008, respectively	91,870	89,233
Prepaid expenses and other assets	76,049	73,727
Deferred financing costs, less accumulated amortization of $2,561 and $2,023 as of March 31, 2009 and December 31, 2008, respectively	4,494	5,019
Intangible lease origination costs, less accumulated amortization of $150,592 and $138,904 as of March 31, 2009 and December 31, 2008, respectively	343,370	356,345
Deferred lease costs, less accumulated amortization of $7,161 and $6,091 as of March 31, 2009 and December 31, 2008, respectively	42,504	42,924
Investment in development authority bonds	664,000	664,000

Total assets	$5,462,811	$5,474,774

Liabilities:
Lines of credit and notes payable	$1,242,217	$1,268,522
Accounts payable, accrued expenses, and accrued capital expenditures	116,186	130,299
Due to affiliates	3,232	9,670
Distributions payable	11,877	11,559
Deferred income	28,702	31,028
Intangible lease liabilities, less accumulated amortization of $38,394 and $34,778 as of March 31, 2009 and December 31, 2008, respectively	112,503	116,145
Obligations under capital leases	664,000	664,000

Total liabilities	2,178,717	2,231,223
Commitments and Contingencies (Note 4)	—	—
Redeemable Common Stock	656,547	661,340
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 453,083,610 and 442,009,370 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	4,531	4,420
Additional paid-in capital	4,041,985	3,943,266
Cumulative distributions in excess of earnings	(754,874)	(694,751)
Redeemable common stock	(656,547)	(661,340)
Other comprehensive loss	(12,946)	(14,812)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	2,622,149	2,576,783
Noncontrolling interests	5,398	5,428

Total equity	2,627,547	2,582,211

Total liabilities, redeemable common stock, and equity	$5,462,811	$5,474,774

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2009	2008
Revenues:
Rental income	$106,824	$91,642
Tenant reimbursements	25,871	25,885
Hotel income	4,356	4,551
Other property income	286	94

	137,337	122,172
Expenses:
Property operating costs	42,492	39,994
Hotel operating costs	3,964	3,948
Asset and property management fees:
Related-party	8,358	8,344
Other	1,024	973
Acquisition fees and expenses	8,824	—
Depreciation	21,975	17,500
Amortization	29,948	29,290
General and administrative	6,806	5,990

	123,391	106,039

Real estate operating income	13,946	16,133
Other income (expense):
Interest expense	(21,822)	(14,684)
Interest and other income	10,346	2,097
Loss on foreign currency exchange contract	(582)	(1,121)
Gain (loss) on interest rate swaps	4,791	(9,070)

	(7,267)	(22,778)

Gain (loss) before income tax benefit	6,679	(6,645)
Income tax benefit	216	293

Net income (loss)	6,895	(6,352)
Less: Net income attributable to noncontrolling interests	(40)	(1)

Net income (loss) attributable to Wells Real Estate Investment Trust II, Inc.	$6,855	$(6,353)

Per-share information – basic and diluted:
Net income (loss) attributable to Wells Real Estate Investment Trust II, Inc.	$0.02	$(0.02)

Weighted-average common shares outstanding – basic and diluted	446,105	378,525

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity							Noncontrolling	Total
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,427	$2,582,210
Issuance of common stock	16,145	161	161,285	—	—	—	161,446	—	161,446
Redemptions of common stock	(5,070)	(50)	(47,162)	—	—	—	(47,212)	—	(47,212)
Increase in redeemable common stock	—	—	—	—	4,793	—	4,793	—	4,793
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Distributions to common stockholders ($0.15 per share)	—	—	—	(66,978)	—	—	(66,978)	—	(66,978)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(13,375)	—	—	—	(13,375)	—	(13,375)
Other offering costs	—	—	(2,029)	—	—	—	(2,029)	—	(2,029)
Components of comprehensive income:
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	40	40
Net income attributable to Wells Real Estate Investment Trust II, Inc.	—	—	—	6,855	—	—	6,855	—	6,855
Foreign currency translation adjustment	—	—	—	—	—	(158)	(158)	—	(158)
Market value adjustment to interest rate swap	—	—	—	—	—	2,024	2,024	—	2,024

Comprehensive income	—	—	—	—	—	—	8,721	40	8,761

Balance, March 31, 2009	453,084	$4,531	$4,041,985	$(754,874)	$(656,547)	$(12,946)	$2,622,149	$5,398	$2,627,547

	Stockholders’ Equity							Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity
Balance, December 31, 2007	371,510	$3,715	$3,311,895	$(427,857)	$(596,464)	$(3,369)	$2,287,920	$3,073	$2,290,993
Issuance of common stock	18,662	187	186,429	—	—	—	186,616	—	186,616
Redemptions of common stock	(2,369)	(24)	(22,311)	—	—	—	(22,335)	—	(22,335)
Decrease in redeemable common stock	—	—	—	—	(28,533)	—	(28,533)	—	(28,533)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4)	(4)
Distributions to common stockholders ($0.15 per share)	—	—	—	(56,746)	—	—	(56,746)	—	(56,746)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(15,997)	—	—	—	(15,997)	—	(15,997)
Other offering costs	—	—	(2,406)	—	—	—	(2,406)	—	(2,406)
Components of comprehensive income:
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Net loss attributable to Wells Real Estate Investment Trust II, Inc.	—	—	—	(6,353)	—	—	(6,353)	—	(6,353)
Foreign currency translation adjustment	—	—	—	—	—	(1)	(1)	—	(1)
Market value adjustment to interest rate swap	—	—	—	—	—	(3,238)	(3,238)	—	(3,238)

Comprehensive loss	—	—	—	—	—	—	(9,592)	1	(9,591)

Balance, March 31, 2008	387,803	$3,878	$3,457,610	$(490,956)	$(624,997)	$(6,608)	$2,338,927	$3,070	$2,341,997

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Three months ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$6,895	$(6,352)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(2,414)	(4,028)
Depreciation	21,975	17,500
Amortization	31,582	31,795
(Gain) loss on interest rate swaps	(6,885)	9,070
Remeasurement loss on foreign currency	849	—
Loss on foreign currency exchange contract	582	1,121
Noncash interest expense	3,769	3,748
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	50	(2,168)
Decrease (increase) in prepaid expenses and other assets	5,489	(1,197)
(Decrease) increase in accounts payable and accrued expenses	(2,107)	4,068
Decrease in due to affiliates	(4,817)	(2,453)
(Decrease) increase in deferred income	(2,326)	3,588

Net cash provided by operating activities	52,642	54,692
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(46,448)	(80,966)
Release of escrowed funds	—	18,848
Acquisition fees paid	—	(5,278)
Deferred lease costs paid	(1,112)	(1,277)

Net cash used in investing activities	(47,560)	(68,673)
Cash Flows from Financing Activities:
Deferred financing costs paid	—	(1,218)
Proceeds from lines of credit and notes payable	3,206	100,802
Repayments of lines of credit and notes payable	(31,535)	(108,208)
Distributions paid to noncontrolling interests	(69)	(4)
Issuance of common stock	159,750	184,668
Redemptions of common stock	(47,212)	(21,936)
Distributions paid to stockholders	(66,660)	(56,324)
Commissions on stock sales and related dealer-manager fees paid	(11,677)	(15,318)
Other offering costs paid	(3,652)	(4,041)

Net cash provided by financing activities	2,151	78,421

Net increase in cash and cash equivalents	7,233	64,440
Effect of foreign exchange rate on cash and cash equivalents	74	(3)
Cash and cash equivalents, beginning of period	86,334	47,513

Cash and cash equivalents, end of period	$93,641	$111,950

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries. See Note 6 for a discussion of the advisory services provided by Wells Capital.

As of March 31, 2009, Wells REIT II owned interests in 63 office properties, one industrial building, one hotel, and one office property under construction, comprising approximately 20.1 million square feet of commercial space located in 23 states and the District of Columbia. Of these properties, 62 are wholly owned and four are owned through consolidated joint ventures. As of March 31, 2009, the office and industrial properties were approximately 97.2% leased.

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

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a third public offering of up to 375.0 million shares of common stock (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008, and offering activities commenced promptly thereafter. Wells REIT II stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008. As of March 31, 2009, Wells REIT II had raised gross offering proceeds of approximately $0.3 billion from the sale of approximately 27.2 million shares under the Third Offering, including shares sold under the DRP.

As of March 31, 2009, Wells REIT II had raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offerings of approximately $4.8 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $95.8 million; selling commissions and dealer-manager fees of approximately $437.2 million; other organization and offering expenses of approximately $64.7 million; and common stock redemptions of approximately $288.4 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $3.9 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of March 31, 2009, approximately 280.6 million shares remain available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2008.

Interest Rate Swap Agreements

Wells REIT II has entered into interest rate swaps in order to mitigate its interest rate risk on related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swap agreements as either prepaid expenses and other assets or accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of an interest rate swap agreement that is designated as a hedge is recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity. The ineffective portion of the hedge, if any, is recognized in current earnings during the period of change in fair value. Changes in the fair value of interest rate swap agreements that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps in the accompanying consolidated statements of operations. Amounts received or paid under interest rate swap agreements are recorded as gain (loss) on interest rate swaps for interest rate swaps that do not qualify for hedge accounting treatment, and are recorded as interest expense for interest rate swaps that do qualify for hedge accounting treatment. For the three months ended March 31, 2009, net payments of $2.1 million are included in gain (loss) on interest rate swaps on the accompanying consolidated statements of operations.

Fair Value Measurements

Wells REIT II estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which became effective for financial assets and liabilities on January 1, 2008 and for non-financial and nonrecurring assets and liabilities on January 1, 2009. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, SFAS 157 provides the following fair value technique parameters and hierarchy, depending upon availability:

Level 1 – Assets or liabilities for which the identical term is traded on an active exchange, such as publicly traded instruments or futures contracts.

Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market. Such assets or liabilities are valued based on the best available data, some of which may be internally developed. Significant assumptions may include risk premiums that a market participant would consider.

Wells REIT II applied the provisions of SFAS 157 in recording its interest rate swaps and foreign currency exchange contract at fair value. The valuation of the interest rate swaps and foreign currency hedge contract is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Liabilities:
Foreign currency exchange contract	$8,221	$—	$8,221	$—
Interest rate swaps	$56,470	$—	$56,470	$—

Income Taxes

Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company and operates, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform certain additional, non-customary services for tenants of its buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells REIT II for 2009 (20% of the value of the total assets of Wells REIT II for 2008). Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Accounting Adjustment

Wells REIT II’s net income is understated by $2.2 million for the three months ended March 31, 2008. Wells REIT II recorded a gain in the third quarter of 2008 related to prior periods to correct the cumulative losses previously reported on a foreign currency exchange contract. Wells REIT II adjusts the basis of its foreign currency exchange contract to fair value based on estimates provided by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. We believe that the understatement of net income for the three months ended March 31, 2008 is not material to Wells REIT II’s consolidated financial statements. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the non-cash nature of this activity and Wells REIT II’s substantial equity balances at the end of the period affected.

Reclassifications

Wells REIT II has reclassified the impact of straight-line rental income to a separate adjustment to reconcile net income (loss) to net cash provided by operating activities in the accompanying consolidated statements of cash flows for all periods presented. Previously, the impact of straight-line rental income was included within increase in tenant receivables on the accompanying consolidated statements of cash flows. Wells REIT II also reclassified other property income to a separate adjustment for all periods presented. Previously, the impact of other property income was presented net in property operating costs on the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

SFAS No. 141(R) Business Combinations (“SFAS 141(R)”) became effective for Wells REIT II on January 1, 2009. Among other things, SFAS 141(R) requires Wells REIT II to expense transaction costs for property acquisitions as incurred and to record pre-acquisition contingencies and purchase price contingencies at fair value as of the acquisition date. In connection with adopting SFAS 141(R), Wells REIT II expensed approximately $8.8 million of acquisition fees and expenses during the three months ended March 31, 2009, of which $3.2 million relates to acquisition fees payable to Wells Capital for the current period and $5.6 million relates to pre-acquisition costs incurred in prior periods.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires, among other things, (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. SFAS 160 was effective for Wells REIT II beginning January 1, 2009. In connection with adopting SFAS 160, Wells REIT II reclassified minority interest to noncontrolling interests, a component of permanent equity on the accompanying consolidated balance sheets and reclassified minority interest in earnings to net income attributable to noncontrolling interests on the accompanying consolidated statements of operations for all periods presented.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment to FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires additional disclosures about an entity’s derivative and hedging activities including, (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under SFAS No. 133, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. SFAS 161 was effective for Wells REIT II beginning January 1, 2009. Wells REIT II does not believe the adoption of SFAS 161 had a material financial impact on its consolidated financial statements (See Interest Rate Swap Agreements section on page 9.)

3.	Lines of Credit and Notes Payable

As of March 31, 2009 and December 31, 2008, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2009	December 31, 2008
Wachovia Line of Credit	$269,000	$300,000
222 E. 41st Street Building mortgage note	145,247	142,850
100 East Pratt Street Building mortgage note	105,000	105,000
Wachovia Term Loan	100,000	100,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	54,214	53,323
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	44,742	45,174
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,187	25,121
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
1580 West Nursery Road Buildings mortgage note	20,397	20,604
Bank Zenit Line of Credit (11.61%)	5,898	6,828
Bank Zenit Line of Credit (14.00%)	5,292	2,382

Total indebtedness	$1,242,217	$1,268,522

During the three months ended March 31, 2009, Wells REIT II repaid $31.0 million under the Wachovia Line of Credit. During the three months ended March 31, 2009 and 2008, Wells REIT II made interest payments, including amounts capitalized, of approximately $10.4 million and $9.6 million, respectively.

4.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Drive Buildings”) for approximately $187.6 million. As of March 31, 2009, Wells REIT II had incurred and capitalized as land and construction in progress approximately $135.6 million and estimated incurring additional costs of approximately $52.0 million to complete the project. The Cranberry Woods Drive Buildings are scheduled to be completed in two phases, with approximately 424,000 rentable square feet to be completed in 2009 and approximately 400,000 rentable square feet to be completed in 2010. Upon completion of construction, the Cranberry Woods Drive Buildings will be 100% leased to Westinghouse Electric Company, LLC, at rental rates to be determined based on total construction costs.

Property Under Contract

On October 2, 2007, Wells REIT II acquired 100% of Wells International RE II Limited, a Cypriot corporation that is party to a shared construction agreement with an unrelated entity for the development of a nine-story office tower containing approximately 145,000 rentable square feet in Moscow, Russia (“Dvintsev Business Center – Tower B”). Wells REIT II anticipates acquiring Dvintsev Business Center – Tower B following the completion of construction in the second quarter of 2009 for approximately $74.9 million, of which approximately $56.8 million had been funded as of March 31, 2009. In addition to the remaining approximately $18.1 million to be paid under this contract, Wells REIT II may owe additional purchase consideration pursuant to an earn-out agreement under which the developer would be compensated for securing qualified leases, as defined, for currently vacant space within two years of closing.

Foreign Currency Exchange Contract

In connection with the future acquisition of the Dvintsev Business Center – Tower B, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. dollar to Russian rouble exchange rate. This contract is indexed against a requirement to purchase 802.4 million Russian roubles at a fixed price of $0.04 per Russian rouble and was settled on April 1, 2009 for a payment of $8.2 million to the counterparty. As of March 31, 2009 and December 31, 2008, Wells REIT II estimated the fair value of this contract equal to a liability of approximately $8.2 million and $7.6 million, respectively, which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2009, no tenants have exercised such options that had not been materially satisfied.

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

5.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2009 and 2008 (in thousands):

	Three months ended March 31,
	2009	2008
Acquisition fees applied to real estate assets	$—	$3,341	(1)

Other liabilities assumed upon acquisition of properties	$—	$115

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$2,024	$(3,238)

Accrued capital expenditures and deferred lease costs	$10,741	$6,543

Accrued redemptions of common stock	$—	$152

Acquisition fees due to affiliate	$—	$153	(1)

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,136	$631

Other offering costs due to affiliate	$592	$766

Distributions payable	$11,877	$10,132

Discounts applied to issuance of common stock	$1,696	$1,948

(Decrease) increase in redeemable common stock	$(4,793)	$28,533

(1)	Effective January 1, 2009, all acquisition fees and expenses have been expensed and are included in net cash provided by operating activities. See SFAS 141(R) discussion in Note 2.

6.	Related-Party Transactions and Agreements

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of March 31, 2009, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering, $28.8 million related to the follow-on offering, and $4.2 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.6% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management Company (“Wells Management”), an affiliate of Wells Capital, are party to a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2009 and 2008, respectively (in thousands):

	Three Months Ended March 31,
	2009	2008
Commissions, net of discounts(1)(2)	$8,536	$10,220
Asset management fees	7,428	7,447
Acquisition fees(3)	3,196	3,693
Dealer-manager fees, net of discounts(1)	3,143	3,829
Administrative reimbursements, net(4)	2,857	2,676
Other offering costs(1)	2,029	2,406
Property management fees	930	897
Construction fees(5)	128	50

Total	$28,247	$31,218

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during the three months ended March 31, 2009 and 2008.

(3)

Prior to the adoption of SFAS 141(R) on January 1, 2009, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or repay debt used to finance property acquisitions. Pursuant to SFAS 141(R), acquisition fees after January 1, 2009 are expensed as they are incurred.

(4)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.6 million and $0.5 million for the three months ended March 31, 2009 and 2008, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months ended March 31, 2009 and 2008, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2009 and December 31, 2008 (in thousands):

	March 31, 2009	December 31, 2008
Commissions and dealer-manager fees due to WIS	$1,136	$1,134
Administrative reimbursements due to Wells Capital and/or Wells Management	973	2,206
Other offering cost reimbursements due to Wells Capital	592	2,215
Asset and property management fees due to Wells Capital and/or Wells Management	331	2,729
Acquisition fees due to Wells Capital	200	1,386

	$3,232	$9,670

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of March 31, 2009, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $49.4 million as of April 30, 2009.

7.	Subsequent Event

Sale of Shares of Common Stock

From April 1, 2009 through April 30, 2009, Wells REIT II raised approximately $43.0 million through the issuance of approximately 4.3 million shares of common stock under the Third Offering. As of April 30, 2009, approximately 276.3 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Amended and Restated Wachovia Line of Credit

On May 7, 2009, Wells REIT II entered into a $245.0 million, one-year, unsecured revolving financing facility (the “Amended and Restated Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. The $245.0 million facility amends and restates the Wachovia Line of Credit entered with Wachovia Bank on May 9, 2005, which was scheduled to mature on May 9, 2009.

The Amended and Restated Wachovia Line of Credit contains borrowing arrangements that provide for interest costs based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for 7 or 30 day periods, plus an applicable margin ranging from 3.00% to 3.75% (“LIBOR Loans”) or the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (“Base Rate Loans”). The applicable margin for LIBOR Loans and Base Rate Loans is based on Wells REIT II’s debt to total asset value ratio, as defined. The base rate for any day is the greatest of Wachovia’s prime rate for such day, the Federal Funds Rate for such day plus 0.50%, and the one-month adjusted Eurodollar rate for such day plus 1.00%. The adjusted Eurodollar rate has a floor of 2.00%.

Under the terms of the Amended and Restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. Wells REIT II is required to repay outstanding principal and accrued interest on May 7, 2010. Wells REIT II may repay the Amended and Restated Wachovia Line of Credit at any time without premium or penalty.

Wells REIT II may borrow up to 50% of the unencumbered asset value. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved unencumbered properties owned for more than two consecutive fiscal quarters divided by 9.00%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended two fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved unencumbered properties.

Bank of America Facility

On May 7, 2009, Wells REIT II entered into a $50.0 million, three-month, unsecured term loan facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility matures on August 5, 2009, and provides for interest costs to be incurred at the option of Wells REIT II at a floating one-month LIBOR rate, plus an applicable margin ranging from 3.00% to 3.75% (“LIBOR Loans”) or the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (“Base Rate Loans”), both as reset daily. The applicable margin for LIBOR Loans and Base Rate Loans is based on Wells REIT II’s debt to total asset value ratio, as defined. The base rate for any day is the greatest of Bank of America’s prime rate for such day, the Federal Funds Rate for such day plus 0.50%, and the one-month adjusted Eurodollar rate for such day plus 1.00%. The adjusted Eurodollar rate has a floor of 2.00%. Wells REIT II is required to make monthly principal payments of approximately $16.67 million, plus interest payments. Accrued interest is payable in arrears on the first day of each calendar month, upon any prepayment and at maturity. Wells REIT II may prepay the loan at any time without premium or penalty.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview

During the periods presented, we have continued to receive investor proceeds under our follow-on offerings of common stock and to invest in real estate assets. Thus, our results of operations for the three months ended March 31, 2009 and 2008, respectively, reflect growing operational revenues and expenses and fluctuating interest and general and administrative expenses. The increases in operational revenues and expenses result from acquiring real properties, while the fluctuations in interest expense arise from using varying levels of short-term and long-term debt financing to fund such acquisitions.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock and have invested those proceeds primarily in real properties. We anticipate receiving additional proceeds from the sale of our common stock under our current public offering and using such proceeds to repay our line of credit in the short term. Over the long term, we expect to use a combination of offering proceeds and borrowings to invest in future acquisitions of real property. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments. Timing differences arise between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may periodically be required to borrow funds on a short-term basis to meet our distribution payment schedule. Our primary focus, however, is to continue to maintain the quality of our portfolio. Thus, we may opt to lower the distribution rate rather than to compromise that quality or to accumulate significant borrowings to meet a distribution level higher than operating cash flow would support. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

Short-term Liquidity and Capital Resources

During the three months ended March 31, 2009, we generated net cash flows from operating activities of $52.6 million, which is primarily comprised of receipts of rental payments, tenant reimbursements, hotel income, deferred income and interest, and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, and general and administrative expenses. From net cash flows from operating activities and cash on hand, we paid distributions to stockholders of $66.7 million during this period. During the three months ended March 31, 2009, we generated net proceeds from the sale of common stock under our third public offering, net of fees, offering cost reimbursements, and share redemptions, of $97.2 million, the majority of which was used to fund investments in real estate of $46.4 million and to repay borrowings of $28.3 million. We expect to utilize the residual cash balance on hand as of March 31, 2009 of approximately $93.6 million to satisfy current liabilities, pay future distributions, fund future acquisitions of real properties, or to reduce indebtedness in future periods.

We expect to use substantially all of our future operating cash flow, after payments for certain capital expenditures, to pay distributions to stockholders. We intend to continue to generate capital from the sale of common stock under our public offerings and to use such offering proceeds to repay our line of credit over the short term and to invest in additional real properties over the long term. Our Wachovia Line of Credit and Wachovia Term Loan had a total outstanding balance of $361.0 million as of April 30, 2009 and matured on May 9, 2009. We have executed a replacement line of credit with Wachovia Bank, N.A. and a replacement term loan with Bank of America, N.A., both of which are described in more detail below under “Subsequent Events – Amended and Restated Wachovia Line of Credit and Bank of America Facility.”

On February 27, 2009, our board of directors declared distributions for stockholders of record from March 16, 2009 through June 15, 2009 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the rate of distributions declared for the first quarter of 2009 and each quarter of 2008 on a per-share basis. This distribution will be paid in June 2009.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of April 30, 2009, approximately 276.3 million shares remain available for sale under our ongoing third public offering, which will expire upon the earlier of the sale of all 300.0 million shares or October 1, 2010, unless extended by our Board of Directors. Approximately 67.2 million additional shares remain available for sale under our DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and distributions.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used to pay distributions. However, we may temporarily use other sources of cash, such as short-term borrowings, to fund distributions from time to time (see “Liquidity and Capital Resources – Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, capital expenditures, the repayment of outstanding borrowings, and the redemption of shares under the share redemption program. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

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

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2009 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations(1)	$1,242,217	$370,945	$184,822	$70,710	$615,740
Capital lease obligations(2)	664,000	—	—	544,000	120,000
Purchase obligations(3)	102,210	102,210	—	—	—
Operating lease obligations	230,310	1,797	4,792	5,087	218,634

Total	$2,238,737	$474,952	$189,614	$619,797	$954,374

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $10.4 million during the three months ended March 31, 2009 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)

Amount includes principal payments only. We made interest payments of approximately $10.3 million during the three months ended March 31, 2009 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)

Represents purchase commitments for the Cranberry Woods Buildings, the Dvintsev Business Center – Tower B and the foreign currency exchange contract. (See Note 4 to our accompanying consolidated financial statements.)

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and future acquisitions of real estate assets.

Comparison of the three months ended March 31, 2008 versus the three months ended March 31, 2009

Rental income increased from approximately $91.6 million for the three months ended March 31, 2008 to approximately $106.8 million for the three months ended March 31, 2009, primarily as a result of growth in the portfolio. Rental income is expected to continue to increase in future periods, as compared to historical periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings. (See Note 4 to our accompanying consolidated financial statements.)

Tenant reimbursements remained at approximately $25.9 million for both of the three months ended March 31, 2008 and 2009. Tenant reimbursements are expected to increase in future periods, as compared to historical periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Property operating costs increased from approximately $40.0 million for the three months ended March 31, 2008 to approximately $42.5 million for the three months ended March 31, 2009, primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition. Property operating costs are expected to continue to increase in future periods, as compared to historical periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Asset and property management fees remained steady at approximately $9.3 million for the three months ended March 31, 2008 and approximately $9.4 million for the three months ended March 31, 2009 due to growth in the portfolio, offset by a reduction in the rate of asset management fees effective October 2008. (See Note 6 to our accompanying consolidated financial statements.) Asset and property management fees are expected to continue to increase in future periods, as compared to historical periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Effective January 1, 2009, we began to expense acquisition fees and expenses as a result of adopting SFAS 141(R). (See Note 2 to our accompanying consolidated financial statements.)

Depreciation increased from approximately $17.5 million for the three months ended March 31, 2008 to approximately $22.0 million for the three months ended March 31, 2009, primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Amortization increased from approximately $29.3 million for the three months ended March 31, 2008 to approximately $29.9 million for the three months ended March 31, 2009, primarily as a result of the growth in the portfolio. Amortization is expected to increase in future periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

General and administrative expenses increased from approximately $6.0 million for the three months ended March 31, 2008 to approximately $6.8 million for the three months ended March 31, 2009, primarily as a result of growth in the portfolio. General and administrative expenses are expected to increase in future periods, due to the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Interest expense increased from approximately $14.7 million for the three months ended March 31, 2008 to approximately $21.8 million for the three months ended March 31, 2009, primarily due to $9.1 million incurred on capital leases assumed in connection with 2008 acquisitions, which is entirely offset by interest income earned on corresponding investments in development authority bonds. Absent interest expense incurred on capital leases, future interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates. We anticipate that future borrowings will be used primarily to fund anticipated future acquisitions of real estate.

Interest and other income increased from approximately $2.1 million for the three months ended March 31, 2008 to approximately $10.3 million for the three months ended March 31, 2009, primarily due to $9.1 million earned on investment in development authority bonds. The interest earned on the investment in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a loss on foreign currency exchange contract of approximately $1.1 million for the three months ended March 31, 2008 and approximately $0.6 million for the three months ended March 31, 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009 with a payment of $8.2 million.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $9.1 million for the three months ended March 31, 2008, compared to a gain of $4.8 million for the three months ended March 31, 2009. Gains (losses) on interest rate swaps are primarily impacted by changes in market interest rates, changes in the outlook for future market interest rates and the length of time remaining under the respective swap contracts.

We recognized net loss attributable to us (as opposed to noncontrolling interests) of approximately $6.4 million ($0.02 per share) for the three months ended March 31, 2008 and recognized net income attributable to us (as opposed to noncontrolling interests) of approximately $6.9 million ($0.02 per share) for the three months ended March 31, 2009. The increase in net income attributable to the Wells Real Estate Investment Trust II, Inc. is primarily due to continued growth in our portfolio of real estate assets. Absent future market value adjustments on our financial instruments, such as interest rate swaps or foreign currency exchange contracts, we expect future earnings and earnings per share to increase as a result of the anticipated acquisition of Dvintsev Business Center – Tower B and the Cranberry Woods Drive Buildings.

Operating Funds Generated for Distribution

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term (“Operating Funds Generated for Distribution,” or “OFGD”). As illustrated below, OFGD reflects net cash provided by operating activities, excluding acquisition fees and acquisition expenses. Upon adopting SFAS 141(R) on January 1, 2009, we began to expense acquisition fees and expenses as incurred; whereas, prior to this date, such costs were capitalized and allocated to properties as acquired. As provided in the prospectuses for our public offerings, both acquisition fees and acquisition expenses have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not utilize cash generated from operations.

We believe that OFGD is a beneficial indicator of funds generated from our operations because it excludes acquisition fees and expenses, which are more closely aligned with investing activities rather than with real estate operations, and which can vary among owners of identical assets in similar conditions. While OFGD may fluctuate in the near-term due to differences in the timing of collections and payments, we believe that, on a long-term basis, OFGD is reflective of our operating performance and may offer a high degree of comparability with other REITs and real estate companies. As a result, we believe that the use of OFGD, together with the required GAAP presentation, provides a more complete understanding of the performance of our portfolio relative to the portfolios of our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities.

Reconciliations of net cash provided by operating activities to OFGD for the periods presented in the accompanying consolidated statements of cash flows are provided below (in thousands):

	(Unaudited) Three Months Ended March 31,
	2009	2008
Net cash provided by operating activities	$52,642	$54,692
Adjustments to reconcile net cash provided by operating activities to OFGD:
Acquisition fees(1)	6,707	—
Acquisition expenses(2)	2,117	—

OFGD	$61,466	$54,692

(1)

Reflects acquisition fees payable to Wells Capital at 2.0% of gross offering proceeds for services performed pursuant to the Advisory Agreement (see Note 6 to our accompanying consolidated financial statements). Prior to January 1, 2009, rather than impacting net cash provided by operating activities, payments of such fees were presented as “acquisition fees paid” within the cash flows from investing activities section of the accompanying consolidated statements of cash flows.

(2)

Reflects customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs and other miscellaneous expenses relating to the acquisition of real estate. Prior to January 1, 2009, rather than impacting net cash provided by operating activities, payments of such expenses were included in the caption “investment in real estate and earnest money paid” within the cash flows from investing activities section of the accompanying consolidated statements of cash flows.

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

Wells TRS is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform certain additional, non-customary services for tenants of our buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets in 2009 (20% of our total assets in 2008). Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

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

Related Parties

Transactions and Agreements

We have entered into agreements with our advisor, Wells Capital, and its affiliates, whereby we pay certain fees and reimbursements to Wells Capital or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 6 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The time for the defendants to respond to the motion for leave to amend the complaint has not yet expired. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Commitments and Contingencies

We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	property under construction;

•	property under contract;

•	obligations under operating leases;

•	foreign currency exchange contract;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.

Subsequent Event

Sale of Shares of Common Stock

From April 1, 2009 through April 30, 2009, Wells REIT II raised approximately $43.0 million through the issuance of approximately 4.3 million shares of common stock under the Third Offering. As of April 30, 2009, approximately 276.3 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Amended and Restated Wachovia Line of Credit

On May 7, 2009, we entered into a $245.0 million, one-year, unsecured revolving financing facility (the “Amended and Restated Wachovia Line of Credit”) with a syndicate of banks led by Wachovia Bank, N.A. The $245.0 million facility amends and restates the Wachovia Line of Credit entered with Wachovia Bank on May 9, 2005, which was scheduled to mature on May 9, 2009.

The Amended and Restated Wachovia Line of Credit contains borrowing arrangements that provide for interest costs based on, at our option, the London Interbank Offered Rate (“LIBOR”) for 7 or 30 day periods, plus an applicable margin ranging from 3.00% to 3.75% (“LIBOR Loans”) or the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (“Base Rate Loans”). The applicable margin for LIBOR Loans and Base Rate Loans is based on our debt to total asset value ratio, as defined. The base rate for any day is the greatest of Wachovia’s prime rate for such day, the Federal Funds Rate for such day plus 0.50%, and the one-month adjusted Eurodollar rate for such day plus 1.00%. The adjusted Eurodollar rate has a floor of 2.00%.

Under the terms of the Amended and Restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. We are required to repay outstanding principal and accrued interest on May 7, 2010. We may repay the Amended and Restated Wachovia Line of Credit at any time without premium or penalty.

In addition, the Amended and Restated Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits our ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits our ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	limits our ratio of unencumbered asset value, as defined, to total unsecured debt to be less than 2:1 at all times;

•	requires maintenance of certain interest and fixed charge coverage ratios;

•	limits our ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	limits the amount of our floating rate debt, as defined, to 20% of our total asset value, as defined;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside our core investments of improved office and industrial properties located in the United States.

We can borrow up to 50% of the unencumbered asset value. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved unencumbered properties owned for more than two consecutive fiscal quarters divided by 9.00%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended two fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved unencumbered properties.

Bank of America Facility

On May 7, 2009, we entered into a $50.0 million, three-month, unsecured term loan facility with Bank of America, N.A. (the “Bank of America Facility”). The Bank of America Facility amends and restates the Wachovia Term Loan entered with Wachovia Bank on January 9, 2008, which was scheduled to mature on May 9, 2009. The Bank of America Facility matures on August 5, 2009, and provides for interest costs to be incurred, at our option, at a floating one-month LIBOR rate, plus an applicable margin ranging from 3.00% to 3.75% (“LIBOR Loans”) or the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (“Base Rate Loans”), both as reset daily. The applicable margin for LIBOR Loans and Base Rate Loans is based on our debt to total asset value ratio, as defined. The base rate for any day is the greatest of Bank of America’s prime rate for such day, the Federal Funds Rate for such day plus 0.50%, and the one-month adjusted Eurodollar rate for such day plus 1.00%. The adjusted Eurodollar rate has a floor of 2.00%. We are required to make monthly principal payments of approximately $16.67 million, plus interest payments. Accrued interest is payable in arrears on the first day of each calendar month, upon any prepayment and at maturity. We may prepay the loan at any time without premium or penalty.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Wachovia Line of Credit, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note; however, only the Wachovia Line of Credit and the Wachovia Term Loan debt bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of March 31, 2009, we had $269.0 million outstanding on the Wachovia Line of Credit; $100.0 million outstanding on the Wachovia Term Loan; $145.2 million outstanding on the 222 E. 41st Street Building mortgage note; $54.2 million outstanding on the 80 Park Plaza Building mortgage note; $25.2 million outstanding on the Three Glenlake Building mortgage note; $11.2 million outstanding on the fixed-rate Bank Zenit Line of Credit; and $637.4 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.49% as of March 31, 2009.

The Wachovia Line of Credit was subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% (“LIBOR Loans”), or the floating base rate. The applicable margin for LIBOR Loans was based on the ratio of debt-to-total asset value. The base rate for any day was the higher of Wachovia’s prime rate for such day, or the Federal Funds Rate for such day, plus 50 basis points. The Wachovia Line of Credit and the Wachovia Term Loan matured on May 9, 2009. An increase in the variable interest rate on this line of credit constitute a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.82% per annum as of March 31, 2009) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.76% per annum as of March 31, 2009) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.40% per annum as of March 31, 2009), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and terminates July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $873.2 million of our total debt outstanding as of March 31, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2009, these balances incurred interest expense at an average interest rate of 5.77% and have expirations ranging from 2009 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at March 31, 2009, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.4% and 0.9% of total assets at March 31, 2009 and 2008, respectively, and 0% and 0% of total revenue for the three months ended March 31, 2009 and 2008, respectively. As compared to rates in effect at March 31, 2009, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

ITEM 4T.	CONTROLS AND PROCEDURES

Management’s Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2009 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2009, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2009	2,136	$9.27	(3)
February 2009	2,046	$9.22	(3)
March 2009	889	$9.60	(3)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; and March 31, 2009.

(2)

The redemption price for “Ordinary Redemptions” (those that do not occur within two years of death or qualifying disability) is equal to the lesser of $9.10 per share, or 91% of the price paid for the shares redeemed. The redemption price for the shares redeemed for death or a qualifying-disability, as defined, is equal to 100% of the amount paid for the shares.

(3)

We limit redemptions under the share redemption program as follows: We will not make Ordinary Redemptions until one year after the issuance of the shares to be redeemed. We will not redeem shares on any redemption date to the extent that such redemptions would cause the amount paid for Ordinary Redemptions since the beginning of the then-current calendar year to exceed 50% of the net proceeds from the sale of shares under our DRP during such period. We will limit Ordinary Redemptions and those upon the qualifying disability of a stockholder so that the aggregate of such redemptions during any calendar year do not exceed the lesser of 100% of the net proceeds from our DRP during the calendar year or 5% of the weighted-average number of shares outstanding in the prior calendar year. We will honor all redemption requests if the request is made within two years of a stockholder’s death.

After giving effect to Ordinary Redemptions at the end of February 2009, the program terms do not permit us to make additional Ordinary Redemptions until (it is expected) the beginning of the fourth quarter of 2009, at which time funds provided from our DRP are expected to allow additional Ordinary Redemptions. However, we make no assurances with respect to when Ordinary Redemptions will resume because, with respect to the provisions of the share redemption program relating to Ordinary Redemptions, the share redemption program may be amended, suspended, or terminated at any time. As provided under the share redemption program, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the first quarter of 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 13, 2009	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2009 FORM 10-Q OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003)

3.2

Articles of Amendment of Wells Real Estate Investment Trust II, Inc. effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Third Offering Registration Statement)

4.4	Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.