Form 10-Q
period 2009-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2009-08-13
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2009: 472,161,377 shares

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

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) June 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$552,802	$552,698
Buildings and improvements, less accumulated depreciation of $262,698 and $218,866 as of June 30, 2009 and December 31, 2008, respectively	3,033,353	2,921,441
Intangible lease assets, less accumulated amortization of $286,139 and $249,079 as of June 30, 2009 and December 31, 2008, respectively	545,624	585,289
Construction in progress	63,070	97,764

Total real estate assets	4,194,849	4,157,192
Cash and cash equivalents	65,651	86,334
Tenant receivables, net of allowance for doubtful accounts of $1,311 and $506 as of June 30, 2009 and December 31, 2008, respectively	95,782	89,233
Prepaid expenses and other assets	28,647	73,727
Deferred financing costs, less accumulated amortization of $2,359 and $2,023 as of June 30, 2009 and December 31, 2008, respectively	6,678	5,019
Intangible lease origination costs, less accumulated amortization of $162,101 and $138,904 as of June 30, 2009 and December 31, 2008, respectively	330,358	356,345
Deferred lease costs, less accumulated amortization of $8,259 and $6,091 as of June 30, 2009 and December 31, 2008, respectively	43,119	42,924
Investment in development authority bonds	664,000	664,000

Total assets	$5,429,084	$5,474,774

Liabilities:
Lines of credit and notes payable	$1,139,355	$1,268,522
Accounts payable, accrued expenses, and accrued capital expenditures	98,327	130,299
Due to affiliates	3,601	9,670
Distributions payable	11,524	11,559
Deferred income	25,592	31,028
Intangible lease liabilities, less accumulated amortization of $41,867 and $34,778 as of June 30, 2009 and December 31, 2008, respectively	108,811	116,145
Obligations under capital leases	664,000	664,000

Total liabilities	2,051,210	2,231,223
Commitments and Contingencies (Note 5)	—	—
Redeemable Common Stock	684,162	661,340
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 468,817,682 and 442,009,370 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	4,688	4,420
Additional paid-in capital	4,182,381	3,943,266
Cumulative distributions in excess of earnings	(806,260)	(694,751)
Redeemable common stock	(684,162)	(661,340)
Other comprehensive loss	(8,321)	(14,812)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	2,688,326	2,576,783
Noncontrolling interests	5,386	5,428

Total equity	2,693,712	2,582,211

Total liabilities, redeemable common stock, and equity	$5,429,084	$5,474,774

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$107,544	$96,678	$214,367	$188,320
Tenant reimbursements	26,294	23,903	52,165	49,788
Hotel income	5,621	6,645	9,977	11,196
Other property income	194	675	480	768

	139,653	127,901	276,989	250,072
Expenses:
Property operating costs	42,395	39,365	84,887	79,357
Hotel operating costs	4,222	4,499	8,186	8,447
Asset and property management fees:
Related-party	8,414	8,647	16,772	16,991
Other	1,039	1,084	2,062	2,057
Depreciation	22,724	18,842	44,700	36,343
Amortization	30,309	29,936	60,257	59,226
General and administrative	9,214	6,256	16,020	12,245
Acquisition fees and expenses	3,572	—	12,396	—

	121,889	108,629	245,280	214,666

Real estate operating income	17,764	19,272	31,709	35,406
Other income (expense):
Interest expense	(23,394)	(16,801)	(45,216)	(31,485)
Interest and other income	10,295	3,904	20,641	6,001
Loss on foreign currency exchange contract	—	(184)	(582)	(1,305)
Gain on early extinguishment of debt	—	2,971	—	2,971
Gain (loss) on interest rate swaps	12,320	8,431	17,111	(639)

	(779)	(1,679)	(8,046)	(24,457)

Income before income tax (expense) benefit	16,985	17,593	23,663	10,949
Income tax (expense) benefit	(140)	(782)	77	(489)

Net income	16,845	16,811	23,740	10,460
Less: Net (income) loss attributable to noncontrolling interests	(63)	26	(103)	24

Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$16,782	$16,837	$23,637	$10,484

Per-share information – basic and diluted:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.04	$0.04	$0.05	$0.03

Weighted-average common shares outstanding – basic and diluted	459,549	397,692	452,864	388,108

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity
			Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	33,207	332	331,735	—	—	—	332,067	—	332,067
Redemptions of common stock	(6,398)	(64)	(60,440)	—	—	—	(60,504)	—	(60,504)
Increase in redeemable common stock	—	—	—	—	(22,822)	—	(22,822)	—	(22,822)
Distributions to common stockholders ($0.30 per share)	—	—	—	(135,146)	—	—	(135,146)	—	(135,146)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(27,688)	—	—	—	(27,688)	—	(27,688)
Other offering costs	—	—	(4,492)	—	—	—	(4,492)	—	(4,492)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	23,637	—	—	23,637	—	23,637
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	103	103
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	6,240	6,240	—	6,240

Comprehensive income	—	—	—	—	—	—	30,128	103	30,231

Balance, June 30, 2009	468,818	$4,688	$4,182,381	$(806,260)	$(684,162)	$(8,321)	$2,688,326	$5,386	$2,693,712

	Stockholders’ Equity
			Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Equity

	Common Stock
	Shares	Amount
Balance, December 31, 2007	371,510	$3,715	$3,311,895	$(427,857)	$(596,464)	$(3,369)	$2,287,920	$3,073	$2,290,993
Issuance of common stock	42,208	422	421,656	—	—	—	422,078	—	422,078
Redemptions of common stock	(4,851)	(48)	(45,522)	—	—	—	(45,570)	—	(45,570)
Increase in redeemable common stock	—	—	—	—	(50,649)	—	(50,649)	—	(50,649)
Assumption of minority interest in consolidated joint venture	—	—	—	—	—	—	—	(800)	(800)
Distributions to common stockholders ($0.30 per share)	—	—	—	(115,728)	—	—	(115,728)	—	(115,728)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(36,553)	—	—	—	(36,553)	—	(36,553)
Other offering costs	—	—	(4,915)	—	—	—	(4,915)	—	(4,915)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	10,484	—	—	10,484	—	10,484
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(24)	(24)
Foreign currency translation adjustment	—	—	—	—	—	(11)	(11)	—	(11)
Market value adjustment to interest rate swap	—	—	—	—	—	(142)	(142)	—	(142)

Comprehensive income (loss)	—	—	—	—	—	—	10,331	(24)	10,307

Balance, June 30, 2008	408,867	$4,089	$3,646,561	$(533,101)	$(647,113)	$(3,522)	$2,466,914	$2,236	$2,469,150

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$23,740	$10,460
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(6,239)	(8,058)
Depreciation	44,700	36,343
Amortization	63,448	64,122
(Gain) loss on interest rate swaps	(21,392)	639
Remeasurement gain on foreign currency	(538)	—
Loss on foreign currency exchange contract	582	1,305
Noncash interest expense	8,214	7,413
Gain on early extinguishment of debt	—	(2,971)
Changes in assets and liabilities:
Decrease in tenant receivables, net	256	35
Decrease (increase) in prepaid expenses and other assets	7,650	(4,768)
(Decrease) increase in accounts payable and accrued expenses	(4,214)	5,877
Decrease in due to affiliates	(4,563)	(6,337)
(Decrease) increase in deferred income	(5,436)	3,158

Net cash provided by operating activities	106,208	107,218
Cash Flows from Investing Activities:
Investment in real estate and related deposits	(88,321)	(378,183)
Release of escrowed funds	—	18,848
Acquisition fees paid	—	(9,920)
Deferred lease costs paid	(2,772)	(2,308)

Net cash used in investing activities	(91,093)	(371,563)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,301)	(1,241)
Proceeds from lines of credit and notes payable	294,206	259,223
Repayments of lines of credit and notes payable	(429,696)	(217,094)
Distributions paid to noncontrolling interests	(145)	(13)
Issuance of common stock	328,434	418,088
Redemptions of common stock	(60,504)	(45,174)
Distributions paid to stockholders	(135,181)	(115,413)
Commissions on stock sales and related dealer-manager fees paid	(24,162)	(33,479)
Other offering costs paid	(5,891)	(6,509)

Net cash (used in) provided by financing activities	(36,240)	258,388

Net decrease in cash and cash equivalents	(21,125)	(5,957)
Effect of foreign exchange rate on cash and cash equivalents	442	(12)
Cash and cash equivalents, beginning of period	86,334	47,513

Cash and cash equivalents, end of period	$65,651	$41,544

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

As of June 30, 2009, Wells REIT II owned controlling interests in 65 office properties, one industrial property and one hotel, which include 85 operational buildings and two buildings that are currently under construction. These properties have approximately 20.6 million square feet of commercial space and are located in 23 states, the District of Columbia and Moscow, Russia. Of these properties, 63 are wholly owned and four are owned through consolidated joint ventures. As of June 30, 2009, the operational office and industrial properties were approximately 96.8% leased.

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

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a third public offering of up to 375.0 million shares of common stock (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008, and offering activities commenced promptly thereafter. Wells REIT II stopped offering shares for sale under the follow-on offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008. As of June 30, 2009, Wells REIT II had raised gross offering proceeds of approximately $0.4 billion from the sale of approximately 44.3 million shares under the Third Offering, including shares sold under the DRP.

As of June 30, 2009, Wells REIT II had raised gross offering proceeds from the sale of common stock under the initial public offering and follow-on offerings of approximately $5.0 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $99.2 million; selling commissions and dealer-manager fees of approximately $451.5 million; other organization and offering expenses of approximately $67.2 million; and common stock redemptions of approximately $301.7 million under the share redemption program, Wells REIT II had received aggregate net offering proceeds of approximately $4.1 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of June 30, 2009, approximately 267.5 million shares remain available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

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

Interest Rate Swap Agreements

Wells REIT II enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment. For the three and six months ended June 30, 2009, net payments of $2.2 million and $4.3 million, respectively, are included in gain (loss) on interest rate swaps for interest rate swap agreements that do not qualify for hedge accounting treatment. For additional information about interest rate swap contracts that Wells REIT II has outstanding, see Fair Value Measurements on page 10 and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Contract

On October 2, 2007, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. dollar to Russian rouble exchange rate in connection with a Russian rouble denominated contract to purchase Dvintsev Business Center – Tower B upon completion of construction. The foreign currency exchange contract was indexed against a requirement to purchase 802.4 million Russian roubles at a fixed price of $0.04 per Russian rouble. As of December 31, 2008, Wells REIT II estimated the fair value of this contract equal to a liability of approximately $7.6 million, which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. This contract was settled on April 1, 2009 for a payment of approximately $8.2 million to the counterparty.

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

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2009					Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2		Level 3	Total	Level 1	Level 2		Level 3
Liabilities:
Lines of credit and notes payable(1)	$1,077,612	$—	$1,077,612		$—	$1,196,205	$—	$1,196,205		$—
Interest rate swaps(2)	$37,746	$—	$37,746	(3)	$—	$65,378	$—	$65,378	(4)	$—
Foreign currency exchange contract						$7,638	$—	$7,638	(5)	$—

(1)

Wells REIT II estimated the fair values of the Wachovia Line of Credit, the term loan with Wachovia Bank, N.A. (the “Wachovia Term Loan”), and the Bank of America Term Loan (see Note 4 where defined) by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates.

(2)

Wells REIT II has applied the provisions of SFAS 157 in recording its interest rate swaps at fair value. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

(3)

The balance relates to $29,342 of interest rate swaps that do not qualify for hedge accounting treatment and $8,404 that do qualify for cash flow hedge accounting treatment. Wells REIT II records the fair value of these interest rate swaps in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(4)

The balance relates to $50,734 of interest rate swaps that do not qualify for hedge accounting treatment and $14,644 that do qualify for cash flow hedge accounting treatment. Wells REIT II records the fair value of these interest rate swaps in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(5)	The foreign currency exchange contract was settled on April 1, 2009 for a payment of approximately $8.2 million to the counterparty.

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company and operates, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells REIT II for 2009 (20% of the value of the total assets of Wells REIT II for 2008). Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Accounting Adjustment

Wells REIT II’s net income is understated by $0.4 million and $2.6 million for the three and six months ended June 30, 2008, respectively. Wells REIT II recorded a gain in the third quarter of 2008 related to prior periods to correct the cumulative losses previously reported on a foreign currency exchange contract. Wells REIT II adjusted the basis of its foreign currency exchange contract to fair value based on estimates provided by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. Wells REIT II believes that the understatement of net income for the three months and six months ended June 30, 2008 is not material to Wells REIT II’s consolidated financial statements. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the noncash nature of this activity and Wells REIT II’s substantial equity balances at the end of the period affected.

Reclassifications

Wells REIT II has reclassified the impact of straight-line rental income to a separate adjustment to reconcile net income (loss) to net cash provided by operating activities in the accompanying consolidated statements of cash flows for all periods presented. Previously, the impact of straight-line rental income was included within (increase) decrease in tenant receivables, net on the accompanying consolidated statements of cash flows.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on Wells REIT II’s consolidated financial statements or disclosures. See Note 8 for required subsequent event disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Wells REIT II expects that the adoption of SFAS 168 will not have a significant impact on its consolidated financial statements or disclosures.

3.	Real Estate Acquisitions

Summary

As of June 30, 2009, Wells REIT II owned interests in 67 properties as a result of acquiring the properties described below in the second quarter of 2009 and acquiring 65 properties in prior periods.

Dvintsev Business Center – Tower B

On May 29, 2009, Wells REIT II acquired a newly constructed, nine-story office tower containing approximately 145,000 rentable square feet and located in Moscow, Russia (“Dvintsev Business Center – Tower B”) for total capitalized costs of $67.1 million from the developer who is an unrelated third party. As of June 30, 2009, Wells REIT II had funded approximately $59.3 million of the capitalized costs through a combination of borrowings under the Bank Zenit loan (see Note 4) and cash, and anticipates funding the remaining approximately $7.8 million in the third quarter of 2009. Wells REIT II may owe additional purchase consideration pursuant to an earn-out agreement under which the developer would be compensated for securing qualified leases, as defined, for currently vacant space within two years of the closing. Additionally, Wells REIT II has reimbursed the developer for $6.1 million of value-added taxes paid on construction materials that are recorded as prepaid expenses and other assets on the accompanying consolidated balance sheet as of June 30, 2009. Wells REIT II is in the process of filing for reimbursement of these payments from the local taxing authority. As of June 30, 2009, approximately 38% of Dvintsev Business Center – Tower B was leased to Nokia Siemens Networks under an economically triple-net lease for a period of 10 years with the option to extend for an additional seven years at then-prevailing market rental rates.

Cranberry Woods Drive Buildings

On May 29, 2009, Wells REIT II completed construction of a five-story office building containing approximately 424,000 square feet and located in Cranberry, Pennsylvania (“Cranberry Woods – Phase I”) for total construction costs of approximately $96.4 million. This building is 100% leased to Westinghouse Electric Company, LLC under an economically triple-net lease at rental rates determined as a factor of total construction costs. The lease is for a term of 15 years with options to extend for three successive periods of up to five years each at then-prevailing market rental rates. The final phase of this project is currently under construction and is anticipated to be completed in 2010 (see Note 5).

4.	Lines of Credit and Notes Payable

As of June 30, 2009 and December 31, 2008, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2009	December 31, 2008
Wachovia Line of Credit	$229,000	$300,000
222 E. 41st Street Building mortgage note	147,739	142,850
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	55,120	53,323
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	44,304	45,174
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Bank of America Term Loan	33,333	—
Three Glenlake Building mortgage note	25,259	25,121
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
1580 West Nursery Road Buildings mortgage note	20,196	20,604
Bank Zenit loan (11.61%)	6,411	6,828
Bank Zenit loan (14.00%)	5,753	2,382
Wachovia Term Loan	—	100,000

Total indebtedness	$1,139,355	$1,268,522

On May 7, 2009, Wells REIT II amended and restated the credit facility that it entered into with a syndicate of banks led by Wachovia/Wells Fargo in May 2005 to allow Wells REIT II to borrow up to $245.0 million under a one-year, unsecured revolving credit agreement (the “Wachovia Line of Credit”).

The amended and restated credit facility provides for interest costs to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for 7- or 30-day periods, which is subject to a 2.00% floor, plus an applicable margin ranging from 3.00% to 3.75% (the “LIBOR Indexed Rate”) or at the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (the “Base Indexed Rate”). The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is also subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on the ratio of Wells REIT II’s debt to total asset value, as defined.

Under the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. Wells REIT II is required to repay all outstanding principal balances and accrued interest on May 7, 2010. Wells REIT II may repay and close the Wachovia Line of Credit at any time without premium or penalty; however, unused fees are incurred at a rate of 0.35% of the available capacity for the entire time the credit agreement is in effect.

In addition, the amended and restated Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	limits the ratio of unencumbered asset value, as defined, to total unsecured debt to be less than 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	limits the amount of the floating rate debt, as defined, to 20% of Wells REIT II’s total asset value, as defined;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Wells REIT II’s core investments of improved office and industrial properties located in the United States.

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

On May 7, 2009, Wells REIT II also entered into a $50.0 million, three-month, unsecured term loan facility with Bank of America, N.A., which matures on August 5, 2009 and provides for interest costs to be incurred, at the option of Wells REIT II, at the LIBOR Indexed Rate or at the Base Indexed Rate, both as reset daily (the “Bank of America Term Loan”). The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on the ratio of Wells REIT II’s debt to total asset value, as defined. Wells REIT II is required to make monthly principal payments of approximately $16.67 million, plus interest payments. Accrued interest is payable in arrears on the first day of each calendar month, upon any prepayment and at maturity. Wells REIT II may prepay the loan at any time without premium or penalty. As of July 31, 2009, the Bank of America Term Loan had been repaid in full.

During the six months ended June 30, 2009 and 2008, Wells REIT II made interest payments, including amounts capitalized, of approximately $21.7 million and $19.8 million, respectively.

5.	Commitments and Contingencies

Properties Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Development Project”) for approximately $187.6 million. The first phase of the Cranberry Woods Development Project was completed in May 2009 (see Note 3). The second and final phase of Cranberry Woods Development Project entails two buildings containing approximately 400,000 rentable square feet and is estimated to be completed in 2010. Upon completion of construction, the Cranberry Woods Development Project will be 100% leased to Westinghouse Electric Company, LLC at rental rates to be determined based on total construction costs. As of June 30, 2009, Wells REIT II had incurred and capitalized costs to complete the final phase of the Cranberry Woods Development Project of approximately $70.1 million and estimates incurring additional costs of approximately $21.1 million to complete the project.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2009, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2009 and 2008 (in thousands):

	Six months ended June 30,
	2009	2008
Acquisition fees applied to real estate assets	$—	$8,345	(1)

Assumption of investment in development authority bonds and obligations under capital leases	$—	$216,000

Assumption of minority interest in consolidated joint venture	$—	$800

Other liabilities assumed upon acquisition of properties	$—	$115

Noncash interest expense accruing to notes payable	$6,824	$6,270

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$6,240	$142

Accrued capital expenditures and deferred lease costs	$13,495	$10,455

Accrued redemptions of common stock	$—	$150

Acquisition fees due to affiliate (1)	$155	$179

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,027	$984

Other offering costs due to affiliate	$816	$807

Distributions payable	$11,524	$10,025

Discounts applied to issuance of common stock	$3,633	$3,990

Increase in redeemable common stock	$22,822	$50,649

(1)	Effective January 1, 2009, all acquisition fees and expenses have been expensed and are included in net cash provided by operating activities.

7.	Related-Party Transactions and Agreements

Advisory Agreement

Wells REIT II and Wells Capital are party to an advisory agreement (the “Advisory Agreement”). As in effect at June 30, 2009, the Advisory Agreement provides that Wells Capital receives the following fees and reimbursements:

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of June 30, 2009, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the initial public offering, $28.8 million related to the follow-on offering, and $6.7 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.5% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively. On June 29, 2009, Wells REIT II renewed its advisory agreement in its then-existing form through July 31, 2009. The terms of the renewed Advisory Agreement are identical to those of the advisory agreement in effect through June 30, 2009.

On July 22, 2009, Wells REIT II amended and restated the Advisory Agreement with Wells Capital effective for a one-year period from August 1, 2009 through July 31, 2010. The amended Advisory Agreement is substantially the same as the previous Advisory Agreement. Wells REIT II and Wells Capital agreed to the following:

•

The conditions under which Wells Capital would receive a disposition fee were clarified by providing a bright-line test. The previous Advisory Agreement provided that Wells REIT II would pay Wells Capital a disposition fee on asset sales but excluded a large portfolio sale or sale of Wells REIT II itself. A large portfolio sale accomplished through the systematic liquidation of the portfolio in a large number of transactions would entitle

Wells Capital to the disposition fee. The amended Advisory Agreement addresses how to distinguish between a portfolio sale accomplished in a small number of transactions (but not all at once and which would not entitle Wells Capital to a disposition fee) and one accomplished through a larger number of transactions (the latter of which would entitle Wells Capital to a disposition fee). The amended Advisory Agreement provides that a liquidation of all or substantially all of Wells REIT II’s assets effected in a transaction or series of transactions with three or fewer buyers or their affiliates that are closed in a period of a year or less would not entitle Wells Capital to earn a disposition fee.

•

In the previous Advisory Agreement, debt not used for investment purposes was formerly excluded from calculating the net asset value (on the theory that Wells Capital had no control over such debt, for example the board of directors could decide to issue debt to finance the repurchase of shares). The revised definition includes such debt in the calculation of net asset value. Net asset value is used in calculating the limitation on asset management fees, and including all such debt puts a stricter limit on the amount of asset management fees.

•

The previous Advisory Agreement excluded a property in the calculation of the asset management fee if it had been “economically vacant.” The amended Advisory Agreement excludes a property if over 30% of its leasable square feet does not have third-party tenant leases in place, or if it has not generated at least 70% of its potential rental revenue based on full occupancy (other than as a result of tenant improvements or leasing concessions). The change to the definition of vacant property was intended to provide a bright-line test to determine whether a property should be included in the calculation of the asset management fee.

In addition, Wells REIT II and Wells Capital agreed to other changes that clarified language but did not alter the intended meaning of the contract.

Dealer-Manager Agreement

Wells REIT II is party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earns a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers. Wells REIT II pays no commissions on shares issued under its DRP.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Commissions, net of discounts(1)(2)	$9,101	$13,519	$17,637	$23,739
Asset management fees	7,484	7,728	14,912	15,175
Acquisition fees(3)	3,374	4,668	6,570	8,361
Dealer-manager fees, net of discounts(1)	3,275	4,995	6,418	8,824
Administrative reimbursements, net(4)	2,929	2,795	5,786	5,471
Other offering costs(1)	2,463	2,509	4,492	4,915
Property management fees	930	919	1,860	1,816
Construction fees(5)	114	202	242	252

Total	$29,670	$37,335	$57,917	$68,553

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during the three months and six months ended June 30, 2009 and 2008.

(3)

Pursuant to SFAS No. 141(R) Business Combinations (“SFAS 141(R)”), Wells REIT II began to expense acquisition fees as incurred effective January 1, 2009. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions. In connection with adopting SFAS 141(R), Wells REIT II wrote off approximately $3.5 million of unapplied acquisition fees incurred in prior periods on January 1, 2009. During the six months ended June 30, 2009, Wells REIT II incurred additional acquisition fees of approximately $6.6 million related to current-period activity.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.6 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1.3 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or six months ended June 30, 2009 and 2008, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of June 30, 2009 and December 31, 2008 (in thousands):

	June 30, 2009	December 31, 2008
Administrative reimbursements due to Wells Capital and/or Wells Management	$1,207	$2,206
Commissions and dealer-manager fees due to WIS	1,027	1,134
Other offering cost reimbursements due to Wells Capital	816	2,215
Asset and property management fees due to Wells Capital and/or Wells Management	396	2,729
Acquisition fees due to Wells Capital	155	1,386

	$3,601	$9,670

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2009, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $34.7 million as of July 31, 2009.

8.	Subsequent Events

Overview

Wells REIT II evaluates subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto. With respect to the consolidated financial statements and related footnotes included in this report on Form 10-Q, Wells REIT II has evaluated subsequent events occurring during the period from July 1, 2009 through August 13, 2009, the date of filing with the SEC. Other than items noted in the text of previous notes, Wells REIT II had the following subsequent events to report:

Sale of Shares of Common Stock

From July 1, 2009 through July 31, 2009, Wells REIT II raised approximately $36.5 million through the issuance of approximately 3.6 million shares of common stock under the Third Offering. As of July 31, 2009, approximately 263.9 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Amendment of Share Redemption Program

On August 13, 2009, the board of directors of Wells REIT II approved an amendment to the share redemption program. The amendment suspends all redemptions until at least September 2010, other than redemptions sought within two years of a stockholder’s death or qualifying disability. The amendment also revised the definition of “offering stage,” which definition is relevant for determining when the redemption price for Ordinary Redemptions, as defined, goes from 91% of the original issue price of the shares to 95% of the estimated per share value of the common stock of Wells REIT II. As amended, the change in pricing occurs after the expiration of the first 18-month period in which Wells REIT II does not sell shares of its common stock in an offering. “Offering” for purposes of defining Wells REIT II’s offering stage (i) may be a public offering or a private offering if the private offering is to third parties and is deemed sufficiently robust by the board of directors of Wells REIT II as to be the basis for establishing a fair market value for the shares of its common stock and (ii) does not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.

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

Overview

During the periods presented, we have continued to receive investor proceeds under our follow-on offerings of common stock and to invest in real estate assets. Our results of operations for the three months and six months ended June 30, 2009 and 2008, respectively, reflect growing operational revenues and expenses and interest expense, partially offset by acquisition fees and expenses. Pursuant to SFAS 141(R), we began to expense acquisition fees and expenses in 2009. Previously, acquisition fees and expenses were capitalized to real estate assets upon acquisition.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock and have invested the majority of those proceeds in real properties. We anticipate receiving additional proceeds from the sale of our common stock under our current public offering and using such proceeds to repay our line of credit in the short term. Over the long term, we expect to use a combination of offering proceeds and borrowings to invest in future acquisitions of real property. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments. Timing differences exist between acquiring properties and raising capital and between making operating payments and collecting operating receipts. Accordingly, we may be required to borrow funds or use offering proceeds to meet our distribution payment schedule from time to time. Our primary focus, however, is to continue to maintain the quality of our portfolio and to provide current income to our investors. Thus, we may opt to lower the distribution rate rather than to compromise that quality or to accumulate significant borrowings to meet a distribution level higher than our operations would support. We continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2009, we generated net cash flows from operating activities of $106.2 million, which primarily consists of receipts of rental payments, tenant reimbursements, hotel room fees, and interest earned on cash balances, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. For the first two quarters of 2009, our board of directors declared and paid distributions to stockholders equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. For the six months ended June 30, 2009, cash distributions paid to stockholders, net of dividends reinvested, were entirely funded from net cash generated by operating activities during that period. For further discussion regarding our distributions, see “—Distributions” below. We expect to use future operating cash flow, after payments for certain capital expenditures, to pay distributions to stockholders as well.

During the six months ended June 30, 2009, we also generated net proceeds from the sale of common stock under our third public offering, net of fees, offering cost reimbursements and share redemptions, of $237.9 million, the majority of which was used to fund investments in real estate and related deposits of $88.3 million and to repay net borrowings of $135.5 million. We intend to continue to generate capital from the sale of common stock under our public offering and to use such offering proceeds, along with cash on hand, to repay our line of credit in the short term and to invest in additional real properties over the long term.

On May 7, 2009, we amended and restated the Wachovia Line of Credit to allow us to borrow up to $245.0 million under a one-year, unsecured revolving credit agreement at a variable rate of interest and took out an unsecured loan, the Bank of America Term Loan, for $50.0 million over a three-month repayment period (see Note 4 to our accompanying consolidated financial statements for terms and covenants). As of July 31, 2009, the Wachovia Line of Credit had an outstanding balance of $206.0 million with available borrowing capacity of approximately $35.8 million, which has been reduced for an approximate $3.2 million letter of credit, and our Bank of America Term Loan had been paid in full.

Recent disruptions in global financial markets have adversely affected the availability of credit to businesses. We expect that our need for credit to repay amounts owed upon the maturity date of the Wachovia Line of Credit (May 2010) will be significantly lower than the maximum borrowings available under this facility because we anticipate using offering proceeds from our ongoing public offering to repay debt in the short term. In addition, our near term cash needs will be further reduced by our recent decision to suspend redemptions under our share redemption program until at least September 2010, except for redemptions sought within two years of the death of a stockholder or a qualifying disability. To the extent, however, that we determine that it is in our best interest to pursue acquisition opportunities before credit becomes available on more attractive terms, our short-term borrowing needs would increase.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of July 31, 2009, approximately 263.9 million shares remain available for sale under our ongoing third public offering, which will expire upon the earlier of the sale of all 300.0 million shares or October 1, 2010, unless extended by our Board of Directors. Approximately 63.2 million additional shares remain available for sale under our DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. Over the long term, we expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, repaying or refinancing debt, offering-related costs, operating expenses, interest expense, distributions, and redemptions of shares of our common stock under our share redemption program.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect that substantially all future net operating cash flows will be used to pay distributions. However, we may temporarily use other sources of cash, such as offering proceeds or short-term borrowings, to fund distributions from time to time (see “Liquidity and Capital Resources – Overview” above). We expect to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, capital expenditures, the repayment of outstanding borrowings, and the redemption of shares under the share redemption program. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of June 30, 2009, our debt-to-real-estate-asset ratio was approximately 22.4%.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future distributions paid may be lower as well. Cash flow from operations will depend significantly on the level of market rents and our tenants’ ability to make rental payments in the future. We believe that the diversity and creditworthiness of our tenant base helps to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, downturns in one or more of our core markets, or downturns in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of any of these situations, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay distributions in the future.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2009 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations(1)	$1,139,355	$34,639	$413,978	$71,377	$619,361
Capital lease obligations(2)	664,000	—	—	544,000	120,000
Purchase obligations(3)	28,859	28,859	—	—	—
Operating lease obligations	229,711	1,198	4,792	5,087	218,634

Total	$2,061,925	$64,696	$418,770	$620,464	$957,995

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $21.7 million during the six months ended June 30, 2009 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

(2)

Amount includes principal payments only. We made interest payments of approximately $20.6 million during the six months ended June 30, 2009 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Represents purchase commitments for the Cranberry Woods Development Project and the Dvintsev Business Center – Tower B. (See Note 5 to our accompanying consolidated financial statements.)

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and future acquisitions of real estate assets.

Comparison of the three months ended June 30, 2008 versus the three months ended June 30, 2009

Rental income and tenant reimbursements increased from approximately $96.7 million and $23.9 million, respectively, for the three months ended June 30, 2008 to approximately $107.5 million and $26.3 million, respectively, for the three months ended June 30, 2009 primarily as a result of growth in the portfolio. Absent changes to the leases currently in place at our properties, rental income and tenant reimbursements are expected to increase slightly in future periods, as compared to historical periods, due to recent property acquisitions.

Property operating costs increased from approximately $39.4 million for the three months ended June 30, 2008 to approximately $42.4 million for the three months ended June 30, 2009 primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective December 31, 2008 and growth in the portfolio. Property operating costs are expected to increase slightly in future periods, as compared to historical periods, due to recent property acquisitions.

Hotel income, net of hotel operating costs, decreased from approximately $2.1 million for the three months ended June 30, 2008 to approximately $1.4 million for the three months ended June 30, 2009 due to deterioration in local economic conditions, which has led to decreased demand for rooms. Hotel income and hotel operating costs are primarily driven by the current local economic conditions and, as a result, are expected to fluctuate according to changes in economic conditions in Cleveland, Ohio.

Asset and property management fees decreased slightly from approximately $9.7 million for the three months ended June 30, 2008 to approximately $9.5 million for the three months ended June 30, 2009 due to a reduction in the rate of asset management fees effective October 2008, partially offset by growth in the portfolio. Absent future property acquisitions, asset and property management fees are expected to remain at a level similar to that experienced in the second quarter of 2009.

Depreciation increased from approximately $18.8 million for the three months ended June 30, 2008 to approximately $22.7 million for the three months ended June 30, 2009 primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to recent property acquisitions.

Amortization increased from approximately $29.9 million for the three months ended June 30, 2008 to approximately $30.3 million for the three months ended June 30, 2009 primarily as a result of the growth in the portfolio. Amortization is expected to increase in future periods, due to recent property acquisitions.

General and administrative expenses increased from approximately $6.3 million for the three months ended June 30, 2008 to approximately $9.2 million for the three months ended June 30, 2009 primarily due to non-recurring costs incurred in connection with a prospective acquisition that did not close. Absent non-recurring costs such as these, general and administrative expenses are expected to remain at a level similar to that experienced in the second quarter of 2009.

Effective January 1, 2009, we began to expense acquisition fees and expenses as a result of adopting SFAS 141(R).

Interest expense increased from approximately $16.8 million for the three months ended June 30, 2008 to approximately $23.4 million for the three months ended June 30, 2009 primarily due to incurring interest for a full period on capital leases assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest income earned on corresponding investments in development authority bonds. Absent interest expense incurred on capital leases, future levels of interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates.

Interest and other income increased from approximately $3.9 million for the three months ended June 30, 2008 to approximately $10.3 million for the three months ended June 30, 2009 primarily due to interest earned on investments in development authority bonds. The interest earned on the investments in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Absent interest income earned on investments in development authority bonds, future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the three months ended June 30, 2008 as a result of accepting an offer from the lender to settle $14.5 million of the Key Center Complex mortgage notes for approximately $11.5 million in advance of the stated maturity date.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $8.4 million for the three months ended June 30, 2008, as compared to a gain of $12.3 million for the three months ended June 30, 2009. Absent significant increases in market interest rates and provided the swap agreements are not terminated prior to their expiration dates, which are the same maturity dates as the hedged loans, we expect to continue to recognize gains on interest rate swaps in future periods as we continue to amortize the cumulative losses previously recognized back to earnings.

Net income attributable to common stockholders of Wells REIT II was relatively stable at approximately $16.8 million ($0.04 per share) for the three months ended June 30, 2008 and approximately $16.8 million ($0.04 per share) for the three months ended June 30, 2009. In the near-term, absent identifying and pursuing specific acquisition opportunities that we would consider to be in our best interests, we expect future net income to increase as interest expense continues to decline as a result of using funds generated from the sale of common stock under our public offering to repay outstanding borrowings. Should the recent decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in-place at our properties may suffer and could lead to a decline in net income over the long term.

Comparison of the six months ended June 30, 2008 versus the six months ended June 30, 2009

Rental income and tenant reimbursements increased from approximately $188.3 million and $49.8 million, respectively, for the six months ended June 30, 2008 to approximately $214.4 million and $52.2 million, respectively, for the six months ended June 30, 2009 primarily as a result of growth in the portfolio. Absent changes to the leases currently in place at our properties, rental income and tenant reimbursements are expected to increase slightly in future periods, as compared to historical periods, due to recent property acquisitions.

Property operating costs increased from approximately $79.4 million for the six months ended June 30, 2008 to approximately $84.9 million for the six months ended June 30, 2009 primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective December 31, 2008 and growth in the portfolio. Property operating costs are expected to increase slightly in future periods, as compared to historical periods, due to recent property acquisitions.

Hotel income, net of hotel operating costs, decreased from approximately $2.7 million for the six months ended June 30, 2008 to approximately $1.8 million for the six months ended June 30, 2009 due to deterioration in local economic conditions, which has led to decreased demand for rooms. Hotel income and hotel operating costs are primarily driven by the current local economic conditions and, as a result, are expected to fluctuate according to changes in economic conditions in Cleveland, Ohio.

Asset and property management fees decreased slightly from approximately $19.0 million for the six months ended June 30, 2008 to approximately $18.8 million for the six months ended June 30, 2009 due to a reduction in the rate of asset management fees effective October 2008, partially offset by growth in the portfolio. Absent future property acquisitions, asset and property management fees are expected to remain at a level similar to that experienced in the second quarter of 2009.

Depreciation increased from approximately $36.3 million for the six months ended June 30, 2008 to approximately $44.7 million for the six months ended June 30, 2009 primarily as a result of the growth in the portfolio. Depreciation is expected to continue to increase in future periods, as compared to historical periods, due to recent property acquisitions.

Amortization increased from approximately $59.2 million for the six months ended June 30, 2008 to approximately $60.3 million for the six months ended June 30, 2009 primarily as a result of the growth in the portfolio. Amortization is expected to increase in future periods, due to recent property acquisitions.

General and administrative expenses increased from approximately $12.2 million for the six months ended June 30, 2008 to approximately $16.0 million for the six months ended June 30, 2009 primarily due to non-recurring costs incurred in connection with a prospective acquisition that did not close. Absent non-recurring costs such as these, general and administrative expenses are expected to remain at a level similar to that experienced in the second quarter of 2009.

Effective January 1, 2009, we began to expense acquisition fees and expenses as a result of adopting SFAS 141(R).

Interest expense increased from approximately $31.5 million for the six months ended June 30, 2008 to approximately $45.2 million for the six months ended June 30, 2009 primarily due to incurring interest for a full period on capital leases assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest income earned on corresponding investments in development authority bonds. Absent interest expense incurred on capital leases, future levels of interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates.

Interest and other income increased from approximately $6.0 million for the six months ended June 30, 2008 to approximately $20.6 million for the six months ended June 30, 2009 primarily due to interest earned on investments in development authority bonds. The interest earned on the investments in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Absent interest income earned on investments in development authority bonds, future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the six months ended June 30, 2008 in connection with accepting an offer from the lender to pay $14.5 million of the Key Center Complex mortgage notes for approximately $11.5 million in advance of the stated maturity date.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $0.6 million for the six months ended June 30, 2008, as compared to a gain of $17.1 million for the six months ended June 30, 2009. Absent significant changes in market interest rates and provided the swap agreements are not terminated prior to their expiration dates, which are the same maturity dates as the hedged loans, we expect to continue to recognize gains on interest rate swaps in future periods as we continue to amortize the cumulative losses previously recognized back to earnings.

Net income attributable to common stockholders of Wells REIT II increased from approximately $10.5 million ($0.03 per share) for the six months ended June 30, 2008 to approximately $23.6 million ($0.05 per share) for the six months ended June 30, 2009 primarily due to gains recognized on interest rate swaps that do not qualify for hedge accounting treatment. In the near-term, absent additional fluctuations in market value adjustments to our interest rate swaps that do not qualify for hedge accounting treatment and absent identifying and pursuing specific acquisition opportunities that we would consider to be in our best interests, we expect future net income to increase as interest expense continues to decline as a result of using funds generated from the sale of common stock under our public offering to repay outstanding borrowings. Should the recent decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in-place at our properties may suffer and could lead to a decline in net income over the long term.

Distributions

The amount of distributions that we pay to our common stockholders is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity and the annual distribution requirements necessary to maintain our status as a REIT under the Code.

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term and that were funded with cash generated from the sale of common stock in our public offering rather than from cash generated from operations. Such costs are described below:

•	Acquisition Fees and Expenses

Upon adopting SFAS 141(R) on January 1, 2009, we began to expense acquisition fees and expenses as incurred. Prior to this date, such costs were capitalized and allocated to properties upon acquisition. As provided in the prospectuses for our public offerings, both acquisition fees and acquisition expenses have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not utilize cash generated from operations. For the six months ended June 30, 2009, acquisition fees totaled $10.1 million and were payable to our advisor in an amount equal to 2% of gross offering proceeds raised (see Note 7 to our accompanying consolidated financial statements). For the six months ended June 30, 2009, acquisition expenses totaled $2.3 million. Acquisition expenses are customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs and other miscellaneous expenses relating to the acquisition of real estate.

•	Settlement of Foreign Currency Exchange Contract

In the fourth quarter of 2007, we entered into a foreign currency exchange contract to effectively fix the amount of U.S. dollars needed to satisfy a portion of a Russian rouble-denominated forward contract to purchase Dvintsev Business Center – Tower B upon completion of construction in 2009. On April 1, 2009, we settled this contract with an $8.2 million payment, which has been materially offset by savings in the amount of U.S. dollars needed to satisfy the Russian rouble-based purchase agreement, which closed on May 29, 2009. The $8.2 million settlement payment was funded with cash generated from the sale of common stock under our public offering and, therefore, did not utilize cash generated from operations.

The activities described above are more closely aligned with investing activities rather than with real estate operations and can vary among owners of similar assets in similar conditions. We believe that the consideration of such activities results in a more informed and appropriate basis on which to make decisions regarding distributions.

During the six months ended June 30, 2009, we paid distributions to common stockholders of $135.2 million. During this period, we generated net cash from operating activities of $106.2 million, which has been reduced by payments for acquisition fees and expenses of $12.4 million and to settle a foreign currency exchange contract related to our investment in Dvintsev Business Center – Tower B of $8.2 million, both of which were funded with cash generated from the sale of common stock under our public offering. The remaining $8.4 million of distributions paid to common stockholders in the six months ended June 30, 2009 was funded with cumulative operating cash flows generated in prior periods.

On June 1, 2009, our board of directors declared distributions for stockholders of record from June 16, 2009 through September 15, 2009 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. We expect that the cash distributions paid to stockholders, net of dividends reinvested, will be entirely funded from net cash generated by operating activities for this period. We expect to pay this distribution in September 2009.

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

As of June 30, 2009 and December 31, 2008, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2009	$154,675	$566,416	$492,459	$150,678

December 31, 2008	$153,342	$570,354	$495,249	$150,923

For the six months ended June 30, 2009 and the year ended December 31, 2008, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended June 30, 2009	$9,022	$32,364	$25,717	$7,288

For the year ended December 31, 2008	$19,692	$67,535	$50,210	$14,004

The remaining net intangible assets and liabilities as of June 30, 2009 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2009	$8,924	$31,440	$25,043	$7,254
2010	17,437	60,714	49,616	14,336
2011	14,374	52,282	45,571	14,096
2012	10,701	43,895	40,338	13,498
2013	8,773	38,202	37,217	13,193
Thereafter	24,386	127,562	132,573	46,434

	$84,595	$354,095	$330,358	$108,811

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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million as of June 30, 2009 and December 31, 2008, and recognized amortization of this asset of approximately $1.0 million for the six months ended June 30, 2009 and approximately $2.1 million for the year ended December 31, 2008.

As of June 30, 2009, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2009	$1,035
2010	2,069
2011	2,069
2012	2,069
2013	2,069
Thereafter	97,623

$106,934

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

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Subsequent Events

We evaluate subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto. Refer to Note 8 of our accompanying consolidated financial statements for specific disclosures.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the amended and restated Wachovia Line of Credit, the Bank of America Term Loan, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note; however, only the amended and restated Wachovia Line of Credit and the Bank of America Term Loan debt bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of June 30, 2009, we had $229.0 million outstanding on the amended and restated Wachovia Line of Credit; $33.3 million outstanding on the Bank of America Term Loan; $147.7 million outstanding on the 222 E. 41st Street Building mortgage note; $55.1 million outstanding on the 80 Park Plaza Building mortgage note; $25.3 million outstanding on the Three Glenlake Building mortgage note; $12.2 million outstanding on the fixed-rate Bank Zenit loan; and $636.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.66% as of June 30, 2009.

The Wachovia Line of Credit was subject to interest costs based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20% based on the ratio of debt-to-total asset value, or the floating base rate. The base rate for any day was the higher of Wachovia’s prime rate for such day, or the federal funds rate for such day, plus 50 basis points. The Wachovia Term Loan was subject to interest based on, at our option, LIBOR for 7-, 30-, 60-, 90-, or 180-day periods, plus an applicable margin ranging from 0.85% to 1.20%, or the floating base rate. The Wachovia Line of Credit and the Wachovia Term Loan were scheduled to mature on May 9, 2009.

On May 7, 2009, we entered into the amended and restated Wachovia Line of Credit with a syndicate of banks led by Wachovia Bank, N.A./Wells Fargo. The $245.0 million facility amends and restates the Wachovia Line of Credit entered with Wachovia Bank on May 9, 2005, which was scheduled to mature on May 9, 2009. The amended and restated Wachovia Line of Credit contains borrowing arrangements that provide for interest costs based on, at our option, the LIBOR Indexed Rate or the Base Indexed Rate. The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on our debt to total asset value ratio, as defined. Under the terms of the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. We are required to repay outstanding principal and accrued interest on May 7, 2010. We may repay the amended and restated Wachovia Line of Credit at any time without premium or penalty; however, unused fees are incurred at a rate of 0.35% of the available capacity for the entire time the credit agreement is in effect. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

On May 7, 2009, we entered into the Bank of America Term Loan, which is a $50.0 million, three-month, unsecured term loan facility with Bank of America, N.A. The Bank of America Term Loan matures on August 5, 2009 and provides for interest costs to be incurred, at our option, at the LIBOR Indexed Rate or the Base Indexed Rate, both as reset daily. The margin component for LIBOR Indexed Rate and Base Indexed Rate is based on our debt to total asset value ratio, as defined. We are required to make monthly principal payments of approximately $16.67 million, plus interest payments. Accrued interest is payable in arrears on the first day of each calendar month, upon any prepayment and at maturity. We may prepay the loan at any time without premium or penalty. As of July 31, 2009, we repaid the Bank of America Term Loan in full.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.62% per annum as of June 30, 2009) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.52% per annum as of June 30, 2009) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.22% per annum as of June 30, 2009), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and terminates July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $877.0 million of our total debt outstanding as of June 30, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2009, these balances incurred interest expense at an average interest rate of 5.78% and have expirations ranging from 2009 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at June 30, 2009, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.9% and 0.9% of total assets at June 30, 2009 and 2008, respectively, and 0.1% and 0% of total revenue for the six months ended June 30, 2009 and 2008, respectively. As compared to rates in effect at June 30, 2009, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor should be read together with the risk factors disclosed under Item 1A on page 7 through 22 of our Annual Report on Form 10-K for the year ended December 31, 2008, which include a comprehensive discussion of some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.

Current economic conditions may cause the creditworthiness of our tenants to deteriorate and market rental rates to decline.

During 2008 and 2009, current economic conditions have contributed to a considerable decline in U.S. real estate markets with respect to the availability and cost of capital, higher vacancy rates, and diminished expectations for resale values. Should such economic conditions continue for a prolonged period of time, our tenants’ ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to release space and/or to renew existing leases.

Our office property portfolio was 96.8% leased at June 30, 2009, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.3% of total revenues for the six months then ended. As a percentage of 2008 annualized gross base rent, 1% of leases expire in 2009, 6% of leases expire in 2010, and 10% of leases expire in 2011 (see Item 2 on page 23 of our Annual Report on Form 10-K for the year ended December 31, 2008). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2009 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2009, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2009	634	$9.99	(3)
May 2009	404	$9.99	(3)
June 2009	292	$10.00	(3)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; and with the filing of this quarterly report on Form 10-Q.

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

After giving effect to Ordinary Redemptions at the end of February 2009, the program terms did not permit us to make additional Ordinary Redemptions until funds provided from our DRP were sufficient to support additional Ordinary Redemptions under the terms of the redemption program. On August 13, 2009, our board of directors approved an amendment to the share redemption program to suspend all Ordinary Redemptions until at least September 2010. However, we make no assurances as to when Ordinary Redemptions will resume because, with respect to the provisions of the share redemption program relating to Ordinary Redemptions, the share redemption program may be amended, suspended, or terminated at any time. As provided under the share redemption program, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume. The amendment also revised the definition of “offering stage,” which definition is relevant for determining when the redemption price for Ordinary Redemptions goes from 91% of the original issue price of the shares to 95% of the estimated per share value of our common stock. See Note 8 of our accompanying consolidated financial statements for more detail regarding the amendment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the second quarter of 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: August 13, 2009	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2009 FORM 10-Q OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1

Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003).

3.2

Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Company’s prospectus dated April 30, 2009).

4.2

Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Company’s prospectus dated April 30, 2009).

4.4*	Amended Share Redemption Program Document

10.1*	Advisory Agreement between the Company and Wells Capital, Inc. dated August 1, 2009.

10.2*

Amended and Restated Credit Agreement dated as of May 7, 2009 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Capital Markets, LLC, as sole lead arranger and book manager, Wachovia Bank, National Association, as administrative agent, and the other financial institutions parties thereto.

10.3*

Amended and Restated Term Loan Agreement dated as of May 7, 2009 by and among Wells Operating Partnership II, L.P., as borrower, Bank of America, N.A., as administrative agent, and the other financial institutions parties thereto.

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