Form 10-Q
period 2009-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2009-11-12
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2009: 488,514,560 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in this Form 10-Q and Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2008, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) September 30, 2009	December 31, 2008
Assets:
Real estate assets, at cost:
Land	$553,347	$552,698
Buildings and improvements, less accumulated depreciation of $291,004 and $218,866 as of September 30, 2009 and December 31, 2008, respectively	3,009,846	2,921,441
Intangible lease assets, less accumulated amortization of $307,684 and $249,079 as of September 30, 2009 and December 31, 2008, respectively	521,156	585,289
Construction in progress	74,749	97,764

Total real estate assets	4,159,098	4,157,192
Cash and cash equivalents	70,955	86,334
Tenant receivables, net of allowance for doubtful accounts of $2,888 and $506 as of September 30, 2009 and December 31, 2008, respectively	96,310	89,233
Prepaid expenses and other assets	29,222	73,727
Deferred financing costs, less accumulated amortization of $3,151 and $2,023 as of September 30, 2009 and December 31, 2008, respectively	5,851	5,019
Intangible lease origination costs, less accumulated amortization of $174,017 and $138,904 as of September 30, 2009 and December 31, 2008, respectively	317,433	356,345
Deferred lease costs, less accumulated amortization of $9,818 and $6,091 as of September 30, 2009 and December 31, 2008, respectively	42,379	42,924
Investment in development authority bonds	664,000	664,000

Total assets	$5,385,248	$5,474,774

Liabilities:
Lines of credit and notes payable	$1,030,693	$1,268,522
Accounts payable, accrued expenses, and accrued capital expenditures	105,071	130,299
Due to affiliates	3,732	9,670
Distributions payable	11,883	11,559
Deferred income	28,664	31,028
Intangible lease liabilities, less accumulated amortization of $45,478 and $34,778 as of September 30, 2009 and December 31, 2008, respectively	105,182	116,145
Obligations under capital leases	664,000	664,000

Total liabilities	1,949,225	2,231,223
Commitments and Contingencies (Note 4)	—	—
Redeemable Common Stock	724,456	661,340
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 484,455,033 and 442,009,370 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	4,845	4,420
Additional paid-in capital	4,322,843	3,943,266
Cumulative distributions in excess of earnings	(887,149)	(694,751)
Redeemable common stock	(724,456)	(661,340)
Other comprehensive loss	(9,838)	(14,812)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	2,706,245	2,576,783
Noncontrolling interests	5,322	5,428

Total equity	2,711,567	2,582,211

Total liabilities, redeemable common stock, and equity	$5,385,248	$5,474,774

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$106,726	$106,981	$321,094	$295,301
Tenant reimbursements	25,508	27,548	77,673	77,336
Hotel income	5,518	6,532	15,495	17,728
Other property income	514	187	994	955

	138,266	141,248	415,256	391,320
Expenses:
Property operating costs	42,578	43,585	127,465	122,942
Hotel operating costs	4,375	4,626	12,561	13,073
Asset and property management fees:
Related-party	8,400	9,265	25,172	26,256
Other	1,052	1,065	3,114	3,122
Depreciation	28,330	21,070	73,030	57,413
Amortization	31,014	31,838	91,271	91,064
General and administrative	7,988	5,190	24,009	17,434
Acquisition fees and expenses	3,310	—	15,706	—

	127,047	116,639	372,328	331,304

Real estate operating income	11,219	24,609	42,928	60,016
Other income (expense):
Interest expense	(23,697)	(24,302)	(68,913)	(55,787)
Interest and other income	10,285	9,919	30,926	15,920
Gain (loss) on foreign currency exchange contract	—	464	(582)	(841)
Gain on early extinguishment of debt	—	—	—	2,971
Gain (loss) on interest rate swaps	(7,299)	(6,356)	9,812	(6,995)

	(20,711)	(20,275)	(28,757)	(44,732)

Income (loss) before income tax expense	(9,492)	4,334	14,171	15,284
Income tax expense	(146)	(251)	(69)	(740)

Net income (loss)	$(9,638)	$4,083	$14,102	$14,544

Less: Net (income) loss attributable to noncontrolling interests	(12)	67	(115)	91

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(9,650)	$4,150	$13,987	$14,635

Per share information – basic and diluted:
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(0.02)	$0.01	$0.03	$0.04

Weighted-average common shares outstanding – basic and diluted	474,700	417,192	460,223	397,873

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	49,895	499	498,447	—	—	—	498,946	—	498,946
Redemptions of common stock	(7,449)	(74)	(70,940)	—	—	—	(71,014)	—	(71,014)
Increase in redeemable common stock	—	—	—	—	(63,116)	—	(63,116)	—	(63,116)
Distributions to common stockholders ($0.45 per share)	—	—	—	(206,385)	—	—	(206,385)	—	(206,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(221)	(221)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(41,398)	—	—	—	(41,398)	—	(41,398)
Other offering costs	—	—	(6,532)	—	—	—	(6,532)	—	(6,532)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	13,987	—	—	13,987	—	13,987
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	115	115
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	4,723	4,723	—	4,723

Comprehensive income	—	—	—	—	—	—	18,961	115	19,076

Balance, September 30, 2009	484,455	$4,845	$4,322,843	$(887,149)	$(724,456)	$(9,838)	$2,706,245	$5,322	$2,711,567

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2007	371,510	$3,715	$3,311,895	$(427,857)	$(596,464)	$(3,369)	$2,287,920	$3,073	$2,290,993
Issuance of common stock	64,574	646	645,091	—	—	—	645,737	—	645,737
Redemptions of common stock	(8,482)	(85)	(79,190)	—	—	—	(79,275)	—	(79,275)
Increase in redeemable common stock	—	—	—	—	(71,317)	—	(71,317)	—	(71,317)
Contribution from minority interest partners in consolidated joint venture	—	—	—	—	—	—	—	5,346	5,346
Assumption of minority interest in consolidated joint venture	—	—	—	—	—	—	—	(800)	(800)
Distributions to common stockholders ($0.45 per share)	—	—	—	(178,344)	—	—	(178,344)	—	(178,344)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76)	(76)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(55,898)	—	—	—	(55,898)	—	(55,898)
Other offering costs	—	—	(6,801)	—	—	—	(6,801)	—	(6,801)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	14,635	—	—	14,635	—	14,635
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(91)	(91)
Foreign currency translation adjustment	—	—	—	—	—	(51)	(51)	—	(51)
Market value adjustment to interest rate swap	—	—	—	—	—	(1,424)	(1,424)	—	(1,424)

Comprehensive income (loss)	—	—	—	—	—	—	13,160	(91)	13,069

Balance, September 30, 2008	427,602	$4,276	$3,815,097	$(591,566)	$(667,781)	$(4,844)	$2,555,182	$7,452	$2,562,634

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$14,102	$14,544
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(7,312)	(11,706)
Depreciation	73,030	57,413
Amortization	98,942	97,756
(Gain) loss on interest rate swaps	(16,374)	5,881
Remeasurement gain on foreign currency	(49)	—
Loss on foreign currency exchange contract	582	841
Noncash interest expense	12,778	11,061
Gain on early extinguishment of debt	—	(2,971)
Changes in assets and liabilities:
Decrease (increase) in tenant receivables, net	1,073	(1,422)
Decrease (increase) in prepaid expenses and other assets	2,757	(3,322)
(Decrease) increase in accounts payable and accrued expenses	(4,811)	7,267
Decrease in due to affiliates	(4,510)	(6,277)
(Decrease) increase in deferred income	(2,364)	10,037

Net cash provided by operating activities	167,844	179,102
Cash Flows from Investing Activities:
Investment in real estate and related deposits	(104,466)	(853,430)
Release of escrowed funds	—	18,848
Acquisition fees paid	—	(14,313)
Deferred lease costs paid	(3,713)	(13,137)

Net cash used in investing activities	(108,179)	(862,032)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,329)	(2,622)
Proceeds from lines of credit and notes payable	294,206	797,222
Repayments of lines of credit and notes payable	(542,551)	(437,513)
Distributions paid to noncontrolling interests	(221)	(76)
Issuance of common stock	493,287	639,963
Redemptions of common stock	(67,112)	(79,029)
Distributions paid to stockholders	(91,439)	(73,494)
Distributions paid to stockholders and reinvested in shares of our common stock	(114,622)	(104,046)
Commissions on stock sales and related dealer-manager fees paid	(35,664)	(50,722)
Other offering costs paid	(8,035)	(8,674)

Net cash (used in) provided by financing activities	(75,480)	681,009

Net decrease in cash and cash equivalents	(15,815)	(1,921)
Effect of foreign exchange rate on cash and cash equivalents	436	(24)
Cash and cash equivalents, beginning of period	86,334	47,513

Cash and cash equivalents, end of period	$70,955	$45,568

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

As of September 30, 2009, Wells REIT II owned controlling interests in 65 office properties, one industrial property, and one hotel, which include 85 operational buildings. These properties are comprised of approximately 20.6 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 63 are wholly owned and four are owned through consolidated joint ventures. As of September 30, 2009, the operational office and industrial properties were approximately 96.6% leased.

On December 1, 2003, Wells REIT II commenced an offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan (“DRP”), pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (the “Initial Public Offering”). Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under the Initial Public Offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the Initial Public Offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced an offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s DRP, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (the “Follow-On Offering”). On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the Follow-On Offering and 174.4 million unsold shares related to the DRP originally registered under the Initial Public Offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under the Follow-On Offering, including shares sold under the DRP through November 2008.

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a third public offering of up to 375.0 million shares of common stock (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is currently offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008. Wells REIT II stopped offering shares for sale under the Follow-On Offering on November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008. As of September 30, 2009, Wells REIT II had raised gross offering proceeds of approximately $0.6 billion from the sale of approximately 60.9 million shares under the Third Offering, including shares sold under the DRP.

As of September 30, 2009, Wells REIT II had raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering, and the Third Offering of approximately $5.2 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $102.5 million, selling commissions and dealer-manager fees of approximately $465.2 million, other organization and offering expenses of approximately $69.3 million, and common stock redemptions paid pursuant to our share redemption program of approximately $312.2 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.2 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of September 30, 2009, approximately 255.0 million shares remain available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

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

Interest Rate Swap Agreements

Wells REIT II enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment. For the three and nine months ended September 30, 2009, net payments of $2.3 million and $6.6 million, respectively, are included in gain (loss) on interest rate swaps for interest rate swap agreements that do not qualify for hedge accounting treatment. For additional information about interest rate swap contracts that Wells REIT II has outstanding, see Fair Value Measurements on page 10 and Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign Currency Measurement

Effective July 1, 2009 and commensurate with our first full quarter of ownership of the Dvintsev property, Wells REIT II’s Russian subsidiary changed its functional currency from the Russian rouble to the U.S. dollar and, accordingly, began to maintain its books and records in U.S. dollars instead of in Russian roubles. Gains or losses may result from remeasuring cash or debt denominated in currencies other than our functional currency, and from transactions executed in currencies other than our functional currency due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such remeasurement gains or losses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Prior to July 1, 2009, Wells REIT II’s Russian subsidiary used the Russian rouble as its functional currency and, accordingly, maintained its books and records in Russian roubles. During this period, Wells REIT II’s Russian subsidiary translated its assets and liabilities into U.S. dollars at the exchange rate in place as of the balance sheet date, and translated its revenues and expenses into U.S. dollars at the average exchange rate for the periods presented. Net exchange gains or losses resulting from the translation of these financial statements from Russian roubles to U.S. dollars were recorded in other comprehensive loss in the accompanying consolidated statements of equity through June 30, 2009.

Fair Value Measurements

Wells REIT II estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures, which became effective for financial assets and liabilities on January 1, 2008. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:

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

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2009					Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2		Level 3	Total	Level 1	Level 2		Level 3
Liabilities:
Interest rate swaps(1)	$44,281	$—	$44,281	(2)	$—	$65,378	$—	$65,378	(3)	$—
Foreign currency exchange contract						$7,638	$—	$7,638	(4)	$—

(1)

Wells REIT II has applied the provisions of the accounting standard for fair value measurements and disclosures to record its interest rate swaps at fair value. The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

(2)

This balance represents $34,360 of interest rate swaps that do not qualify for hedge accounting treatment and $9,921 of interest rate swaps that do qualify for cash flow hedge accounting treatment. Wells REIT II records the fair value of these interest rate swaps in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(3)

This balance represents $50,734 of interest rate swaps that do not qualify for hedge accounting treatment and $14,644 of interest rate swaps that do qualify for cash flow hedge accounting treatment. Wells REIT II records the fair value of these interest rate swaps in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(4)	The foreign currency exchange contract was settled on April 1, 2009 for a payment of approximately $8.2 million to the counterparty.

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

Accounting Adjustment

Wells REIT II adjusted the basis of its foreign currency exchange contract to fair value based on estimates provided by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. Thus, Wells REIT II recorded a gain in the third quarter of 2008 of approximately $3.5 million to correct the cumulative losses previously reported. As a result, net income is overstated by $3.5 million for the three months ended September 30, 2008 and by $0.9 million for the nine months ended September 30, 2008. Wells REIT II believes that these overstatements of net income are not material to Wells REIT II’s consolidated financial statements for any of the periods presented. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the noncash nature of this activity and Wells REIT II’s substantial equity balances at the end of the periods affected.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation. Pursuant to the accounting standard for consolidations, effective January 1, 2009, Wells REIT II reclassified its minority interest balances, a component of mezzanine equity, to noncontrolling interests, a component of permanent equity, for all periods presented. Therefore, for all periods presented, net income (loss) includes income attributable to the noncontrolling interests; whereas, net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc. does not.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Codification (“Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Wells REIT II consolidated financial statements or disclosures.

Effective January 1, 2009, pursuant to the accounting standard for business combinations, Wells REIT II began to expense transaction costs as incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor Wells Capital, and to record pre-acquisition contingencies and purchase price contingencies at fair value as of the acquisition date. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.

3.	Lines of Credit and Notes Payable

As of September 30, 2009 and December 31, 2008, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2009	December 31, 2008
Wachovia Line of Credit	$150,000	$300,000
222 E. 41st Street Building mortgage note	150,575	142,850
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
80 Park Plaza Building mortgage note	56,041	53,323
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	43,859	45,174
SanTan Corporate Center mortgage note	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,336	25,121
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
1580 West Nursery Road Buildings mortgage note	19,994	20,604
Bank Zenit loan (11.61%)	6,666	6,828
Bank Zenit loan (14.00%)	5,982	2,382
Wachovia Term Loan	—	100,000

Total indebtedness	$1,030,693	$1,268,522

On May 7, 2009, Wells REIT II amended and restated the credit facility that it entered into with a syndicate of banks led by Wachovia/Wells Fargo in May 2005 to allow Wells REIT II to borrow up to $245.0 million under a one-year, unsecured revolving credit agreement (the “Wachovia Line of Credit”).

The amended and restated credit facility provides for interest costs to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for 7- or 30-day periods, which is subject to a 2.00% floor, plus an applicable margin ranging from 3.00% to 3.75% (the “LIBOR Indexed Rate”) or at the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (the “Base Indexed Rate”). The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is also subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on the ratio of Wells REIT II’s debt to total asset value, as defined. As of September 30, 2009 and December 31, 2008, Wells REIT II incurred interest on the Wachovia Line of Credit at a rate of 5.25% per annum and 1.22% per annum, respectively.

Under the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. Wells REIT II is required to repay all outstanding principal balances and accrued interest on May 7, 2010. Wells REIT II may repay and close the Wachovia Line of Credit at any time without premium or penalty; however, fees are incurred at a rate of 0.35% of the available capacity for the entire time the credit agreement is in effect.

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

On May 7, 2009, Wells REIT II also entered into a $50.0 million, three-month, unsecured term loan facility with Bank of America, N.A., which was scheduled to mature on August 5, 2009 and provided for interest costs to be incurred, at the option of Wells REIT II, at the LIBOR Indexed Rate or at the Base Indexed Rate, both as reset daily (the “Bank of America Term Loan”). The margin component of the LIBOR Indexed Rate and the Base Indexed Rate was based on the ratio of Wells REIT II’s debt to total asset value, as defined. Wells REIT II was required to make monthly principal payments of approximately $16.67 million, plus interest payments. Accrued interest was payable in arrears on the first day of each calendar month, upon any prepayment and at maturity. Wells REIT II could prepay the loan at any time without premium or penalty. As of July 31, 2009, the Bank of America Term Loan had been repaid in full.

As of September 30, 2009, Wells REIT II was in compliance with the restrictive covenants on our outstanding debt obligations.

During the nine months ended September 30, 2009 and 2008, Wells REIT II made interest payments, including amounts capitalized, of approximately $33.9 million and $32.3 million, respectively. During the nine months ended September 30, 2009 and 2008, Wells REIT II made interest payments, net of amounts capitalized, of approximately $31.6 million and $30.9 million, respectively.

As of September 30, 2009 and December 31, 2008, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $985.0 million and $1,196.2 million, respectively. Wells REIT II estimated the fair values of the Wachovia Line of Credit, the Wachovia Term Loan, and the Bank of America Term Loan by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

4.	Commitments and Contingencies

Properties Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three interconnected office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Development Project”) for approximately $194.3 million, excluding capitalized interest expense. The first phase of the Cranberry Woods Development Project was completed in May 2009. The second and final phase of the Cranberry Woods Development Project entails two structures containing approximately 400,000 rentable square feet and is estimated to be completed in 2010. Upon completion of construction, the Cranberry Woods Development Project will be 100% leased to Westinghouse Electric Company, LLC at rental rates to be determined based on total construction costs. As of September 30, 2009, Wells REIT II had incurred and capitalized costs related to the final phase of the Cranberry Woods Development Project of approximately $77.7 million and estimates incurring additional costs of approximately $20.2 million to complete the project, net of anticipated reimbursements from the tenant for construction overruns.

5 Houston Sky Bridge

In September 2008, Wells REIT II entered into a contract with the developer of a building adjacent to the 5 Houston Center Building that grants a perpetual easement between the two buildings to the developer in consideration for $12.0 million payable to Wells REIT II in two nonrefundable installments. Upon execution of the contract, Wells REIT II received the first installment of $6.0 million, which is recorded as deferred income in the accompanying consolidated balance sheets. In the fourth quarter of 2009, Wells REIT II received the second installment of $6.0 million and recognized the entire $12.0 million as income.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2009, no tenants have exercised such options that had not been materially satisfied.

Litigation

From time to time, Wells REIT II is party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II. Wells REIT II is not aware of any such legal proceedings contemplated by governmental authorities.

5.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing transactions for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,
	2009	2008
Acquisition fees applied to real estate acquired	$—	$11,810	(1)

Real estate acquisitions funded with other assets	$53,663	$18,700

Assumption of investment in development authority bonds and obligations under capital leases	$—	$586,000

Fair market value of notes payable assumed upon acquisition of properties	$—	$20,842

Other liabilities assumed upon acquisition of properties	$—	$130

Noncash interest expense accruing to notes payable	$10,358	$9,545

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$4,723	$(1,424)

Accrued capital expenditures and deferred lease costs	$10,138	$11,512

Accrued redemptions of common stock	$3,902	$—

Acquisition fees due to affiliate	$271	$224

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,209	$1,302

Other offering costs due to affiliate	$712	$528

Distributions payable	$11,883	$10,514

Contribution from minority interest partner upon acquisition	$—	$5,346

Assumption of minority interest in consolidated joint venture	$—	$800

Discounts applied to issuance of common stock	$5,659	$5,774

Increase in redeemable common stock	$63,116	$71,317

(1)	Effective January 1, 2009, all acquisition fees and expenses have been expensed and are included in net cash provided by operating activities.

6.	Related-Party Transactions and Agreements

Advisory Agreement

Wells REIT II and Wells Capital are party to an advisory agreement (the “Advisory Agreement”). As in effect at September 30, 2009, the Advisory Agreement provides that Wells Capital receives the following fees and reimbursements:

•	Reimbursement of organization and offering costs paid by Wells Capital on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•

Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses Wells Capital for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•

Monthly asset management fees equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures. However, the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was immediately 0.5%. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt;

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

•

For any property sold by Wells REIT II, other than part of a “bulk sale” of assets, as defined, a disposition fee equal to 1.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property;

•

Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital, which fee is payable only if the shares of common stock of Wells REIT II are not listed on an exchange; and

•

Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of September 30, 2009, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the Initial Public Offering, $28.8 million related to the Follow-On Offering, and $8.7 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.4% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively. On June 29, 2009, Wells REIT II renewed its advisory agreement in its then-existing form through July 31, 2009. On July 22, 2009, Wells REIT II amended and restated the Advisory Agreement with Wells Capital effective for a one-year period from August 1, 2009 through July 31, 2010.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2009 and 2008, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Commissions, net of discounts(1)(2)	$8,523	$12,828	$26,160	$36,567
Asset management fees	7,470	8,452	22,382	23,627
Acquisition fees(3)	3,297	4,438	9,867	12,799
Dealer-manager fees, net of discounts(1)	3,162	4,733	9,579	13,557
Administrative reimbursements, net(4)	3,064	2,831	8,850	8,302
Other offering costs(1)	2,040	1,886	6,532	6,801
Property management fees	930	813	2,790	2,629
Construction fees(5)	61	34	303	286

Total	$28,547	$36,015	$86,463	$104,568

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during the three months and nine months ended September 30, 2009 and 2008.

(3)

Effective January 1, 2009, pursuant to the accounting standard for business combinations, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor Wells Capital, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions. In connection with adopting this accounting standard, during the nine months ended September 30, 2009, Wells REIT II wrote off approximately $3.5 million of unapplied acquisition fees related to prior periods and incurred additional acquisition fees of approximately $9.9 million related to current-period activity.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $1.9 million and $1.6 million for the nine months ended September 30, 2009 and 2008, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or nine months ended September 30, 2009 and 2008, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of September 30, 2009 and December 31, 2008 (in thousands):

	September 30, 2009	December 31, 2008
Commissions and dealer-manager fees due to WIS	$1,209	$1,134
Administrative reimbursements due to Wells Capital and/or Wells Management	1,189	2,206
Other offering cost reimbursements due to Wells Capital	712	2,215
Asset and property management fees due to Wells Capital and/or Wells Management	351	2,729
Acquisition fees due to Wells Capital	271	1,386

	$3,732	$9,670

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2009, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

In addition, WREF guarantees unsecured debt held by another WREF-sponsored product that is in the start-up phase of its operations equal to approximately $23.7 million as of October 31, 2009.

7.	Comprehensive Income (Loss)

The detail of comprehensive income (loss) is provided below for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(9,638)	$4,083	$14,102	$14,544
Foreign currency translation adjustment	—	(40)	251	(51)
Market value adjustment to interest rate swap	(1,517)	(1,282)	4,723	(1,424)

Comprehensive income (loss)	(11,155)	2,761	19,076	13,069
Less: Comprehensive (income) loss attributable to noncontrolling interests	(12)	67	(115)	91

Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(11,167)	$2,828	$18,961	$13,160

8.	Subsequent Events

Wells REIT II has evaluated subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto included in this report on Form 10-Q for the period from October 1, 2009 through November 12, 2009, the date of filing with the SEC. In addition to the items disclosed in the preceding footnotes, from October 1, 2009 through October 31, 2009, Wells REIT II raised approximately $44.7 million through the issuance of approximately 4.5 million shares of common stock under the Third Offering. As of October 31, 2009, approximately 250.5 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

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

Overview

During the periods presented, we have continued to receive investor proceeds under the Follow-On Offering and the Third Offering and to invest those proceeds in real estate assets and to repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we began to expense costs incurred in connection with the acquisition of real estate assets effective January 1, 2009; whereas prior to this date, such costs were capitalized and allocated to real estate assets upon acquisition.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock under our public offerings and have invested the majority of those proceeds in real properties. We anticipate receiving additional proceeds from the sale of our common stock under public offerings and using such proceeds, in combination with debt proceeds, to invest in future acquisitions of real property. To the extent that timing differences arise between the rate at which we raise capital through the sale of our common stock and the rate at which we are able to acquire suitable real estate investment opportunities, we may use equity proceeds to repay amounts outstanding on our line of credit or on other borrowings. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2009, we generated net cash flows from operating activities of $167.8 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest earned on cash balances, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with cash on hand, net cash flows from operating activities were used to fund distributions to stockholders during the nine months ended September 30, 2009. We expect that the majority of our future net cash flow from operating activities will be used to fund distributions to stockholders as well. Please refer to the “Distributions” below for additional information regarding the sources of cash used to fund future distributions to stockholders.

During the nine months ended September 30, 2009, we generated net proceeds from the sale of common stock under the Third Offering, net of commissions, dealer-manager fees, and acquisitions fees, offering cost reimbursements and share redemptions, of $371.5 million, the majority of which was used (i) to fund investments in new properties of $104.5 million and (ii) to increase our equity position in existing real estate investments by repaying net outstanding borrowings of $248.3 million. We are actively pursuing real estate investment opportunities. We intend to continue to generate capital from the sale of common stock under our public offering and to use such offering proceeds, along with cash on hand and borrowings on our line of credit or from new mortgages, to fund future real estate investments.

As of October 31, 2009, the Wachovia Line of Credit had an outstanding balance of $90.0 million and available borrowing capacity of approximately $155.0 million, and the Bank of America Term Loan had been paid in full (please see Note 3 to our accompanying consolidated financial statements for applicable terms and covenants). The Wachovia Line of Credit matures on May 7, 2010 and, as a result, we have begun preliminary discussions about a replacement credit facility with prospective lenders. We believe that we will be able to secure a replacement line of credit; however, we acknowledge that the U.S. credit markets remain volatile and, as such, can make no assurances that a replacement line of credit will be executed at terms favorable or desirable to us.

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock under public offerings, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of October 31, 2009, approximately 250.5 million shares remain available for sale under the Third Offering. Approximately 59.1 million additional shares remain available for sale under our DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. Over the long term, we expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, repaying or refinancing debt, offering-related costs, operating expenses, interest expense, distributions, and redemptions of shares of our common stock under our share redemption program.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect to use substantially all future net operating cash flows to fund distributions to stockholders and to use substantially all net cash flows generated from raising equity or debt financing to fund acquisitions, capital expenditures, the repayment of outstanding borrowings, and the redemption of shares under the share redemption program. If sufficient equity or debt capital is not available, our future investments in real estate will be lower.

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of September 30, 2009, our debt-to-real-estate-asset ratio was approximately 20.2%.

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

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2009 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter
Outstanding debt obligations(1)	$1,030,693	$659	$335,055	$71,750	$623,229
Capital lease obligations(2)	664,000	—	—	544,000	120,000
Purchase obligations(3)	41,782	16,262	25,520	—	—
Operating lease obligations	229,112	599	4,792	5,087	218,634

Total	$1,965,587	$17,520	$365,367	$620,837	$961,863

(1)

Amounts include principal payments only. We made interest payments, including amounts capitalized, of $33.9 million during the nine months ended September 30, 2009 and expect to pay interest in future periods on outstanding debt obligations based on the rates and terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and in Note 3 to our accompanying consolidated financial statements.

(2)

Amount includes principal payments only. We made interest payments of $30.8 million during the nine months ended September 30, 2009 and expect to pay interest in future periods based on the terms disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)

Represents purchase commitments related to: (i) the Cranberry Woods Development Project of $37.9 million, of which approximately $17.7 million relates to construction overruns that are recoverable from the tenant, and (ii) the Dvintsev Business Center – Tower B of $3.9 million. (See Note 4 to our accompanying consolidated financial statements.)

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and potential future acquisitions of real estate assets.

Comparison of the three months ended September 30, 2008 versus the three months ended September 30, 2009

Rental income and tenant reimbursements remained relatively consistent at approximately $107.0 million and $27.5 million, respectively, for the three months ended September 30, 2008 as compared to approximately $106.7 million and $25.5 million, respectively, for the three months ended September 30, 2009. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income and tenant reimbursements are expected to remain relatively consistent in future periods, as compared to historical periods.

Property operating costs decreased from approximately $43.6 million for the three months ended September 30, 2008 to approximately $42.6 million for the three months ended September 30, 2009, primarily due to lower utility costs at our properties, partially offset by the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective January 1, 2009. Absent future real estate acquisitions, future property operating costs are expected to remain at a level similar to that experienced in the third quarter of 2009.

Hotel income, net of hotel operating costs, decreased from approximately $1.9 million for the three months ended September 30, 2008 to approximately $1.1 million for the three months ended September 30, 2009 due to deterioration in local economic conditions, which led to decreased demand for rooms and, as a result, prompted us to lower room rates. Future hotel income, net of hotel operating costs, is expected to be driven primarily by future changes in local economic conditions in Cleveland, Ohio.

Asset and property management fees decreased slightly from approximately $10.3 million for the three months ended September 30, 2008 to approximately $9.5 million for the three months ended September 30, 2009 due to a reduction in the rate at which asset management fees are incurred effective October 2008, partially offset by growth in the portfolio. Absent future property acquisitions and changes to the leases currently in place at our properties, asset and property management fees are expected to remain at a level similar to that experienced in the third quarter of 2009.

Depreciation increased from approximately $21.1 million for the three months ended September 30, 2008 to approximately $28.3 million for the three months ended September 30, 2009, primarily as a result of recognizing depreciation for a full period on properties acquired in 2008 and in the second quarter of 2009, capital expenditures at our existing properties, and reserving tenant-specific assets as a result of lease restructuring activities in the third quarter of 2009. Absent the impact of current period or future period reserves of tenant-specific assets, depreciation is expected to continue to increase in future periods, as compared to historical periods, as a result of ongoing capital improvements at our properties.

Amortization remained relatively consistent at $31.8 million for the three months ended September 30, 2008 as compared to $31.0 million for the three months ended September 30, 2009. Absent future property acquisitions and changes to the leases currently in place at our properties, amortization is expected to remain at a level similar to that experienced in the third quarter of 2009.

General and administrative expenses increased from approximately $5.2 million for the three months ended September 30, 2008 to approximately $8.0 million for the three months ended September 30, 2009, primarily due to bad debt expense incurred in connection with reserving tenant receivables that are currently in dispute and being actively pursued for collection. Absent bad debt expense, general and administrative expenses are expected to remain at a level similar to that experienced in the third quarter of 2009 in the near term.

Effective January 1, 2009, as required under GAAP, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor Wells Capital, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.

Interest expense remained relatively consistent at approximately $24.3 million for the three months ended September 30, 2008 as compared to approximately $23.7 million for the three months ended September 30, 2009. Future levels of interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates.

Interest and other income remained relatively consistent at approximately $9.9 million for the three months ended September 30, 2008 as compared to approximately $10.3 million for the three months ended September 30, 2009. Interest earned on the investments in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Absent interest income earned on investments in development authority bonds, future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized losses on interest rate swaps that do not qualify for hedge accounting treatment of $6.4 million for the three months ended September 30, 2008, as compared to $7.3 million for the three months ended September 30, 2009.

Gains (losses) on interest rate swaps are prompted by changes in the economic outlook for the market interest rates to which the respective swap agreements are indexed. The loss recognized in the third quarter of 2009 is reflective of a decline in the expectation for future market interest rates. We expect future gains (losses) on interest rate swaps to continue to fluctuate based on changes in the economic outlook for future market interest rates.

Net income (loss) attributable to the common stockholders of Wells REIT II decreased from $4.2 million, or $0.01 per share, for the three months ended September 30, 2008 to $(9.6) million, or $(0.02) per share, for the three months ended September 30, 2009, primarily as a result of writing off tenant-specific assets related to lease restructuring activities and expensing acquisition-related costs for the first time in 2009. Absent the impact of lease restructuring activities and gains (losses) on interest rate swaps, we expect future net income to remain at similar levels in the near term. Should the recent decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in-place at our properties may suffer and could lead to a decline in net income over the long term.

Comparison of the nine months ended September 30, 2008 versus the nine months ended September 30, 2009

Rental income increased from approximately $295.3 million for the nine months ended September 30, 2008 to approximately $321.1 million for the nine months ended September 30, 2009, primarily as a result of recognizing rental income from properties acquired in 2008 for the full period in 2009. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income and tenant reimbursements are expected to remain relatively consistent in future periods, as compared to historical periods.

Tenant reimbursements remained relatively consistent at approximately $77.3 million for the nine months ended September 30, 2008 as compared to $77.7 million for the nine months ended September 30, 2009. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursements are expected to remain at a level similar to current tenant reimbursements.

Property operating costs increased from approximately $122.9 million for the nine months ended September 30, 2008 to approximately $127.5 million for the nine months ended September 30, 2009, primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective January 1, 2009 and growth in the portfolio. Absent future real estate acquisitions, future property operating costs are expected to remain at a level similar to current property operating costs.

Hotel income, net of hotel operating costs, decreased from approximately $4.7 million for the nine months ended September 30, 2008 to approximately $2.9 million for the nine months ended September 30, 2009 due to deterioration in local economic conditions, which led to decreased demand for rooms and, as a result, prompted us to lower room rates. Future hotel income, net of hotel operating costs, is expected to be driven primarily by future changes in local economic conditions in Cleveland, Ohio.

Asset and property management fees decreased from approximately $29.4 million for the nine months ended September 30, 2008 to approximately $28.3 million for the nine months ended September 30, 2009 due to a reduction in the rate of asset management fees effective October 2008, partially offset by growth in the portfolio. Absent future property acquisitions, future asset and property management fees are expected to remain at a level similar to current asset and property management fees.

Depreciation increased from approximately $57.4 million for the nine months ended September 30, 2008 to approximately $73.0 million for the nine months ended September 30, 2009, primarily as a result of recognizing depreciation for a full period on properties acquired in the second and third quarters of 2008, capital expenditures at our existing properties, and reserving tenant-specific assets as a result of lease restructuring activities in the third quarter of 2009. Absent the impact of current period or future period reserves of tenant-specific assets, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.

Amortization remained relatively consistent at $91.1 million for the nine months ended September 30, 2008 as compared to approximately $91.3 million for the nine months ended September 30, 2009. Absent future property acquisitions and changes to the leases currently in place at our properties, future amortization is expected to remain at a level similar to current amortization.

General and administrative expenses increased from approximately $17.4 million for the nine months ended September 30, 2008 to approximately $24.0 million for the nine months ended September 30, 2009, primarily due to costs incurred in connection with a prospective acquisition that did not close and bad debt expense incurred in connection with reserving tenant receivables that are currently in dispute and being actively pursued for collection. Absent bad debt expense, future general and administrative expenses are expected to remain at a level similar to current general and administrative expenses.

Effective January 1, 2009, as required under GAAP, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor Wells Capital, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.

Interest expense increased from approximately $55.8 million for the nine months ended September 30, 2008 to approximately $68.9 million for the nine months ended September 30, 2009, primarily due to incurring interest for a full period on capital leases assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest income earned on corresponding investments in development authority bonds. The increase due to capital leases is partially offset by lower interest expense due to lower outstanding balances on the Wachovia Line of Credit and term loan. Absent interest expense incurred on capital leases, future levels of interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates.

Interest and other income increased from approximately $15.9 million for the nine months ended September 30, 2008 to approximately $30.9 million for the nine months ended September 30, 2009, primarily due to interest earned on investments in development authority bonds. The interest earned on the investments in development authority bonds is entirely offset by interest expense incurred on corresponding capital leases. Absent interest income earned on investments in development authority bonds, future levels of interest income will vary, primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a gain on early extinguishment of debt of approximately $3.0 million for the nine months ended September 30, 2008 in connection with accepting an offer from the lender to pay $14.5 million of the Key Center Complex mortgage notes for approximately $11.5 million in advance of the stated maturity date.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $7.0 million for the nine months ended September 30, 2008, as compared to a gain of $9.8 million for the nine months ended September 30, 2009 due to changes in the economic outlook for the market interest rates to which the respective swap agreements are indexed. We expect future gains (losses) on interest rate swaps to continue to fluctuate based on changes in the economic outlook for future market interest rates.

Net income (loss) attributable to the common stockholders of Wells REIT II was materially unchanged at $14.6 million, or $0.04 per share, for the nine months ended September 30, 2008 and $14.0 million, or $0.03 per share, for the nine months ended September 30, 2009. An increase in expenses related to lease restructuring activities and expenses incurred in connection with a prospective acquisition that did not close are largely offset by the impact of recognizing a $9.8 million gain on interest rate swaps for the nine months ended September 30, 2009, as compared to a $(7.0) million loss on interest rate swaps for the nine months ended September 30, 2008. Absent the impact of lease restructuring activities and fluctuations in gains (losses) on interest rate swaps, we expect future net income to remain at similar levels in the near term. Should the recent decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in-place at our properties may suffer and could lead to a decline in net income over the long term.

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

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, effective January 1, 2009, we began to expense all acquisition-related costs as incurred. As provided in the prospectuses for our public offerings, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not utilize cash generated from operations.

Acquisition-related costs include acquisition fees payable to our advisor (see Note 6 to our accompanying consolidated financial statements), customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs, and other miscellaneous costs directly related to our investments in real estate, such as the payment made to settle a foreign currency exchange contract related to our acquisition of an office property in Moscow, Russia. During the three and nine months ended September 30, 2009, we recognized acquisition-related costs of $3.3 million and $23.9 million, respectively.

During the nine months ended September 30, 2009, we paid total distributions to common stockholders, including amounts reinvested in our common stock, of $206.1 million. During this period, we generated net cash from operating activities of $167.8 million, which has been reduced for acquisition-related costs of $23.9 million that were funded with cash generated from the sale of common stock under our public offerings. The remaining $14.4 million of distributions paid to common stockholders in the nine months ended September 30, 2009 were funded with cumulative operating cash flows generated in prior periods.

On September 1, 2009, our board of directors declared distributions for stockholders of record from September 16, 2009 through December 15, 2009 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. We expect that the cash distributions paid to stockholders, net of dividends reinvested, will be entirely funded from net cash generated by operating activities for this period. We expect to pay this distribution in December 2009.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on our estimate of their fair values.

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

As of September 30, 2009 and December 31, 2008, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2009	$153,791	$564,377	$491,450	$150,660

December 31, 2008	$153,342	$570,354	$495,249	$150,923

For the nine months ended September 30, 2009 and the year ended December 31, 2008, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended September 30, 2009	$13,534	$48,341	$38,423	$10,917

For the year ended December 31, 2008	$19,692	$67,535	$50,210	$14,004

The remaining net intangible assets and liabilities as of September 30, 2009 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2009	$4,279	$15,435	$12,508	$3,577
For the years ending December 31:
2010	17,089	60,557	49,527	14,336
2011	14,084	52,176	45,532	14,096
2012	10,416	43,793	40,303	13,498
2013	8,497	38,116	37,194	13,193
Thereafter	23,045	127,253	132,369	46,482

	$77,410	$337,330	$317,433	$105,182

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to write-off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million as of September 30, 2009 and December 31, 2008, and recognized amortization of this asset of approximately $1.6 million for the nine months ended September 30, 2009 and approximately $2.1 million for the year ended December 31, 2008.

As of September 30, 2009, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2009	$517
2010	2,069
2011	2,069
2012	2,069
2013	2,069
Thereafter	97,623

$106,416

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

Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. The parties are presently engaged in expert discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the amended and restated Wachovia Line of Credit, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note; however, only the amended and restated Wachovia Line of Credit debt bears interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of September 30, 2009, we had $150.0 million outstanding on the amended and restated Wachovia Line of Credit; $150.6 million outstanding on the 222 E. 41st Street Building mortgage note; $56.0 million outstanding on the 80 Park Plaza Building mortgage note; $25.3 million outstanding on the Three Glenlake Building mortgage note; $12.6 million outstanding on the fixed-rate Bank Zenit loan; and $636.1 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.71% as of September 30, 2009.

On May 7, 2009, we entered into the amended and restated Wachovia Line of Credit with a syndicate of banks led by Wachovia Bank, N.A./Wells Fargo. The $245.0 million facility amends and restates the Wachovia Line of Credit entered with Wachovia Bank on May 9, 2005, which was scheduled to mature on May 9, 2009. The amended and restated Wachovia Line of Credit contains borrowing arrangements that provide for interest costs based on, at our option, the LIBOR Indexed Rate or the Base Indexed Rate. The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on our debt to total asset value ratio, as defined. Under the terms of the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. We are required to repay outstanding principal and accrued interest on May 7, 2010. We may repay the amended and restated Wachovia Line of Credit at any time without premium or penalty; however, fees are incurred at a rate of 0.35% of the available capacity for the entire time the credit agreement is in effect. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.55% per annum as of September 30, 2009) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.44% per annum as of September 30, 2009) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.16% per annum as of September 30, 2009), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and terminates July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $881.0 million of our total debt outstanding as of September 30, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2009, these balances incurred interest expense at an average interest rate of 5.79% and have expirations ranging from 2009 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at September 30, 2009, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.7% and 0.8% of total assets at September 30, 2009 and 2008, respectively, and 0.4% and 0% of total revenue for the nine months ended September 30, 2009 and 2008, respectively. As compared to rates in effect at September 30, 2009, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our office property portfolio was 96.6% leased at September 30, 2009, and provisions for uncollectible tenant receivables, net of recoveries, were approximately 0.5% of total revenues for the nine months then ended. As a percentage of 2008 annualized gross base rent, less than 1% of leases expire in 2009, 6% of leases expire in 2010, and 10% of leases expire in 2011 (see Item 2 on page 23 of our Annual Report on Form 10-K for the year ended December 31, 2008). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2009 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2009, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2009	311	$9.99	(3)
August 2009	350	$10.00	(3)
September 2009	390	$10.00	(3)

(1)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; and August 13, 2009.

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

After giving effect to Ordinary Redemptions at the end of February 2009, the program terms did not permit us to make additional Ordinary Redemptions until funds provided from our DRP were sufficient to support additional Ordinary Redemptions under the terms of the redemption program. On August 13, 2009, our board of directors approved an amendment to the share redemption program to suspend all Ordinary Redemptions until at least September 2010. However, we make no assurances as to when Ordinary Redemptions will resume because, with respect to the provisions of the share redemption program relating to Ordinary Redemptions, the share redemption program may be amended, suspended, or terminated at any time. As provided under the share redemption program, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume. The amendment also revised the definition of “offering stage,” which definition is relevant for determining when the redemption price for Ordinary Redemptions goes from 91% of the original issue price of the shares to 95% of the estimated per share value of our common stock. As amended, the change in pricing occurs after the expiration of the first 18-month period in which we do not sell shares of our common stock in an offering. “Offering” for purposes of defining Wells REIT II’s offering stage (i) may be a public offering or a private offering if the private offering is to third parties and is deemed sufficiently robust by our board of directors as to be the basis for establishing a fair market value for the shares of our common stock and (ii) does not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On July 22, 2009, we held our annual meeting of stockholders at The Atlanta Athletic Club in Duluth, Georgia.

(b)

Our stockholders elected the following individuals to the board of directors: Leo F. Wells, III; Douglas P. Williams; Charles R. Brown; Richard W. Carpenter; Bud Carter; E. Nelson Mills; Neil H. Strickland; and John L. Dixon.

(c)	The above matter was approved by our stockholders at the annual meeting by the casting of the following votes:

Name	Votes For	Votes Withheld
Leo F. Wells, III	228,874,028	5,255,226
Douglas P. Williams	228,928,608	5,200,646
Charles R. Brown	228,822,966	5,306,287
Richard W. Carpenter	228,745,793	5,383,461
Bud Carter	228,711,265	5,417,989
John L. Dixon	228,868,874	5,260,379
E. Nelson Mills	228,883,126	5,246,127
Neil H. Strickland	228,712,040	5,417,214

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2009, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 12, 2009	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2009 FORM 10-Q OF

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Company’s prospectus dated April 30, 2009).

4.4	Amended Share Redemption Program Document (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.1

Advisory Agreement between the Company and Wells Capital, Inc. dated August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.