Form 10-K
period 2009-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-03-25
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exhange Act Of 1934

For the fiscal year ended December 31, 2009

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

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the registrant’s shares of common stock, the registrant has made an initial offering of its shares of common stock pursuant to a Form S-11 and is currently conducting a follow-on offering of its shares of common stock on a registration statement on Form S-11. In both offerings, the Registrant has sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The number of shares held by non-affiliates as of June 30, 2009 was approximately 468,631,671.

Number of shares outstanding of the registrant’s

Only class of common stock, as of February 28, 2010: 505,959,157 shares

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Funds Investment Trust II, Inc. Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2010.

FORM 10-K

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our,” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Although we may invest in a wide range of real estate, we generally focus our acquisition efforts on high-quality, income-generating office and industrial properties leased to creditworthy companies and governmental entities. As of December 31, 2009, we owned interests in 65 office properties, one industrial building and one hotel, which include 85 operational buildings, comprising approximately 20.6 million square feet of commercial space located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 63 are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2009, our office and industrial properties were approximately 93.2% leased (office properties were approximately 96.0% leased).

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

Generally, we are responsible for the repair or replacement of specific structural components of a property such as the roof of the building or the parking lot. However, the majority of our leases include reimbursement provisions that require the tenant to pay, as additional rent, all or a portion of real estate taxes; sales and use taxes; special assessments; utilities, insurance, and building repairs; and other building operation and management costs. Such reimbursement provisions mitigate the risks related to rising costs. Upon the expiration of leases at our properties, our objective is to negotiate leases that contain similar reimbursement provisions; however, the conditions in each of our markets could dictate different outcomes and may result in less favorable reimbursement provisions.

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in public offerings and debt placed or assumed upon the acquisition of certain properties. We anticipate that the majority of the cost of our acquisitions will be funded from the proceeds raised in our ongoing public offering. However, we may fund acquisitions through existing or future debt arrangements as well.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors and is disclosed to our stockholders in our next quarterly report with an explanation from the conflicts committee of the justification to exceed this borrowing limit. We currently intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will depend upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2009, we had debt outstanding under variable-rate and fixed-rate borrowing instruments. Other than our working capital line of credit and one mortgage note, the interest rates on our variable-rate borrowing instruments have been effectively fixed through interest rate swap agreements. Our working capital line of credit provides considerable flexibility with regard to managing our capital resources. The extent to which we draw on our working capital line of credit is driven primarily by timing differences between raising capital in our public offerings and identifying and closing on property acquisitions. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

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

•	Controlling administrative operating expenses as a percentage of revenues as we take advantage of economies of scale.

Conflicts Committee Review of Our Policies

The Conflicts Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.

Investment Policies.    We focus our investment efforts on the acquisition of high-quality, income-generating office and industrial properties leased to creditworthy tenants. Although we may acquire other types of real estate, this focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. We are actively pursuing acquisition opportunities that meet this investment focus. Our advisor, Wells Capital, has extensive expertise with this type of real estate.

Working Capital Reserves.    We may from time to time temporarily set aside offering proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility or in the event that suitable acquisitions are not available. While temporarily setting aside funds will decrease the amount available to invest in real estate in the short term and, hence, may temporarily decrease future net income, we believe that it may be prudent under certain economic conditions to have these funds available in addition to funds available from operations and borrowings.

Borrowing Policies.    Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2009, our debt-to-real-estate asset ratio was approximately 18.5%.

Policies Regarding Operating Expenses.    We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter. For the four consecutive quarters ended December 31, 2009, total operating expenses represented 1.2% of average invested assets and 11.7% of operating income, as defined by the advisory agreement.

Offering Policies.    We are conducting a public offering of up to 300 million shares of common stock at $10 per share (with discounts available for certain categories of investors), plus additional shares offered under our dividend reinvestment plan. We believe this offering is in the best interest of our stockholders because it increases the likelihood that we will be able to (i) acquire properties at attractive pricing, thereby improving stockholder returns and (ii) continue to diversify our portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy.    We believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time. First, we are in the fundraising and property-acquisition stage of our life cycle, and remaining unlisted improves our ability to continue to raise new equity and purchase additional properties so that the real estate portfolio can achieve greater size and diversification. Second, in the near-term, the advisory agreement allows us the opportunity to continue to acquire properties (until the aggregate purchase price of the portfolio is $6.5 billion) without an increase in the amount of asset management fees paid to our external advisor, Wells Capital. Third, our shares are offered as a long-term investment. We believe that the ability to provide our stockholders with liquidity in the near-term is outweighed by the longer-term benefits of completing the current offering, allowing the portfolio to mature, and then listing the shares at a price that is anticipated to be higher than the price at which they would likely trade today.

Employees

The employees of Wells Capital and its affiliate, Wells Management Company, Inc. (“Wells Management”) perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse Wells Capital and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay Wells Capital a separate fee. Our allocable share of these administrative reimbursements totaled approximately $15.2 million, $13.6 million, and $8.8 million for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in general and administrative expenses in the accompanying consolidated statements of operations. A portion of these administrative reimbursements are reimbursable by our tenants (See Note 9 to our accompanying consolidated financial statements).

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of assets by us and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of December 31, 2009, we believe that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, our President and the Chairman of our Board of Directors; Wells Capital, our advisor; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from the following Web site, http://www.wellsreitII.com, through a link to the http://www.sec.gov web site. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

We are competing for real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. In 2009, real estate market fundamentals underlying the U.S. office markets continued to deteriorate and debt markets continued to be constrained, thus, leading to a transaction volume that was significantly lower in 2009 as compared to earlier years. The shortage of high-quality assets trading has resulted in investors that have built up their cash positions and are ready to invest. The greater the number of entities and resources competing for high-quality office properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions. We cannot be sure that Wells Capital will be successful in obtaining suitable investments on financially attractive terms or that, if Wells Capital makes investments on our behalf, our objectives will be achieved. The more money we raise in our ongoing public offering, the greater our challenge will be to invest all of the net proceeds of that offering on attractive terms. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions to our stockholders.

Current economic conditions may cause the creditworthiness of our tenants to deteriorate and market rental rates to decline.

During 2008 and 2009, current economic conditions have adversely affected the financial condition and liquidity of many businesses. Should such economic conditions continue for a prolonged period of time, our tenants’ ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to release space and/or to renew existing leases.

Our operational office and industrial properties were approximately 93.2% leased (office properties were approximately 96.0% leased) at December 31, 2009, and provisions for uncollectible tenant receivables, net of recoveries, were approximately 0.7% of total revenues for the 12 months then ended. As a percentage of 2009 annualized gross base rent, approximately 5% of leases expire in 2010, 9% of leases expire in 2011, and 8% of leases expire in 2012 (see Item 2). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

Current economic conditions may create challenges for us in refinancing our existing debt or in seeking additional third-party loans.

Current economic conditions, including declines in real estate transaction volumes and market values, as well as the constriction of the availability of debt capital, may create near-term challenges for us as we seek to refinance our acquisition line of credit (the “Wachovia Line of Credit”), which matures on May 7, 2010. As of February 28, 2010, the Wachovia Line of Credit had been fully repaid and the maximum capacity of $245 million was available. In the event that economic conditions deteriorate, we may face additional challenges in securing or refinancing other third-party borrowings in the future.

Current economic conditions may cause market rental rates and property values to decline.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2010 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. In the near-term, we believe that we are well-positioned to withstand this downturn due to our minimal exposure to immediate lease rollover, a strong tenant credit base, and low leverage levels relative to our competitors; however, no assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

General Risks Related to Investments in Real Estate

Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.

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

Our properties’ market values depend principally upon the value of the properties’ leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers, and property resale values may suffer, which could result in lower returns for our stockholders.

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

We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with rezoning for development, environmental concerns of governmental entities and/or community groups, and our builders’ ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

Actions of our joint venture partners could reduce the returns on our joint venture investments.

As of December 31, 2009, we owned interests in four of our properties through joint venture arrangements in which we hold the controlling interest. Should we elect to acquire, develop, or improve additional properties through joint venture arrangements, such future investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Moreover, our share redemption program has been suspended for “Ordinary Redemptions” (i.e., redemptions other than those made in connection with a “qualifying disability” or within two years of a stockholder’s death), and we can provide no assurance as to when, if ever, Ordinary Redemptions may resume. Even if we resume making Ordinary Redemptions, the program includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend or terminate our share redemption program upon 30 days’ notice, with the exception of amendments that would materially adversely affect the rights of redeeming heirs. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment because of the illiquid nature of our shares.

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

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations, adjusted for certain costs that were incurred for the purpose of generating future earnings, including acquisition costs; however, while we are in our offering stage and until our properties are generating sufficient cash flow, we may fund our distributions from borrowings or even the net proceeds from our ongoing public offering. If we fund distributions from financings or the net proceeds from our public offering, we will have less funds available for the acquisition of properties, and the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. The distributions paid to stockholders in 2008 and 2009 were funded with current-period or prior-period accumulated net cash flow from operating activities adjusted for acquisition-related costs as presented in the accompanying consolidated statements of cash flows. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.

Our charter limits the number of shares a person may own, which may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% of our outstanding common stock. This restriction may have the effect of delaying, deferring, or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.

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

As of February 28, 2010, our sponsors had invested only approximately $1.8 million in us, primarily by our advisor purchasing 20,000 units of limited partnership interest in our operating partnership for $10.00 per unit before our initial public offering, and by our three officers purchasing shares of common stock for $9.05 per share in our initial public offering. Therefore, if we are successful in raising enough proceeds from our ongoing public offering to be able to reimburse our promoters for the significant organization and offering expenses of that offering, our promoters have little exposure to loss, especially if our shares are worth more than $9.05 per share upon the disposition of our properties. Without this exposure, our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

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

•

If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•

If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% “prohibited transaction” tax.

•

We may perform additional, noncustomary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.

To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gain). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of nondeductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.

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

As of February 28, 2010, our total indebtedness was approximately $0.9 billion, which consisted of $873.0 million outstanding under mortgage loans with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; $63.4 million outstanding under a variable-rate mortgage loan; and $12.6 million outstanding on the fixed-rate Bank Zenit loan. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our distributions, and for other purposes.

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

We expect to incur additional indebtedness in the future, which may include mortgages, term loans or borrowings under a credit facility. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments. For additional information, please refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk for additional information regarding interest rate risk.

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

Some of our directors and officers are also directors or officers of other WREF-sponsored programs. Specifically, three of our directors (including one of our independent directors) and all three of our officers are also directors or officers of two other WREF-sponsored real estate programs. The loyalties of our directors and officers serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

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

We purchased the Dvintsev Business Center—Tower B, located in Moscow, Russia, during 2009. We may also purchase additional properties located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments include the following risks:

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

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our willingness, or inability as a result of the United States Foreign Corrupt Practices Act, to comply with local business customs in certain regions; and

•	our advisor’s limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

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

Certain foreign currency gains may threaten our REIT status, and foreign currency losses may reduce the income received from our foreign investments. Further, bank accounts held in a foreign currency, which are not considered cash or cash equivalents, may threaten our status as a REIT.

Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to ERISA

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until 18 months have passed without a sale in a public offering of our common stock, not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interest in our operating partnership, we expect to use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See “Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information.”

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2009, we owned interests in 65 office properties, one industrial building, and one hotel located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 63 are wholly owned and four are owned through consolidated joint ventures. At December 31, 2009, our office and industrial properties were approximately 93.2% leased (office properties were approximately 96.0% leased) with an average lease term remaining of approximately 6.9 years.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office and industrial properties as of December 31, 2009, and during each of the next ten years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2009 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2009 Annualized Gross Base Rent
Vacant	$—	1,379	0%
2010	21,472	899	5%
2011	37,023	1,229	9%
2012	33,461	1,517	8%
2013	23,975	1,151	6%
2014	23,016	1,073	6%
2015	33,116	2,067	8%
2016	51,693	2,078	13%
2017	77,015	3,681	19%
2018	17,760	937	5%
2019	7,447	638	2%
Thereafter	74,925	3,668	19%

	$400,903	20,317	100%

The following table shows the geographic diversification of our office and industrial properties as of December 31, 2009.

Location	2009 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2009 Annualized Gross Base Rent
Atlanta	$64,875	4,110	16%
Northern New Jersey	43,655	2,442	11%
Cleveland	30,931	1,323	8%
Baltimore	26,139	1,216	7%
San Francisco	23,630	451	6%
New York	22,585	373	6%
Chicago	21,992	1,428	6%
Houston	18,023	841	4%
Dallas	14,083	701	3%
Boston	11,992	706	3%
Pittsburgh	11,362	654	3%
Washington, D.C.	11,223	276	3%
Los Angeles	10,387	575	2%
Denver	10,261	478	2%
Nashville	10,100	539	2%
Other*	69,665	4,204	18%

	$400,903	20,317	100%

*No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office and industrial properties as of December 31, 2009.

Industry	2009 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2009 Annualized Gross Base Rent
Communications	$59,717	3,196	15%
Legal Services	57,913	1,467	14%
Depository Institutions	46,707	1,879	12%
Business Services	24,698	1,062	6%
Engineering & Management	21,299	1,035	5%
Electric, Gas & Sanitary Services	20,646	1,732	5%
Transportation Equipment	19,772	715	5%
Industrial Machinery & Equipment	19,150	1,036	5%
Security & Commodity Brokers	17,930	757	4%
Electronic Equipment	14,741	855	4%
Insurance Carriers	14,154	937	4%
Chemicals & Allied Products	11,428	480	3%
Other*	72,748	5,166	18%

	$400,903	20,317	100%

*No more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our office and industrial properties as of December 31, 2009.

Tenant	2009 Annualized Gross Base Rent (in thousands)	Percentage of 2009 Annualized Gross Base Rent
AT&T	$48,036	12%
Jones Day	19,182	5%
Key Bank	17,165	4%
Northrop Grumman	14,973	4%
Pershing	13,372	3%
Wells Fargo	10,403	3%
CH2M Hill	10,261	3%
PSE&G	8,644	2%
T. Rowe Price	8,632	2%
Other*	250,235	62%

	$400,903	100%

*No more than 2% is attributable to any individual tenant.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2009.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of February 28, 2010, we had approximately 506.0 million shares of common stock outstanding held of record by a total of approximately 129,000 stockholders. The number of stockholders is based on the records of Wells Capital, which serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

To facilitate the participation of Financial Industry Regulatory Authority (“FINRA”) members in our ongoing public offering of our common stock, we disclose in each annual report distributed to stockholders Wells Capital’s per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, Wells Capital prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. For these purposes, Wells Capital’s estimated value of a share of our common stock is $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that the current public offering price for our shares is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. Wells Capital expects to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.

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

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as defined by Generally Accepted Accounting Principles (“GAAP”) and presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, effective January 1, 2009, we began to expense all acquisition-related costs as incurred. As provided in the prospectuses for our public offerings, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not be funded by cash generated from operations. The distributions paid to stockholders in 2008 and 2009 were funded with current-period or prior-period accumulated net cash flow from operating activities adjusted for acquisition-related costs as presented in the accompanying consolidated statements of cash flows.

Quarterly distributions paid to the stockholders during 2009 and 2008 were as follows (in thousands, except per-share amounts):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$66,660	$68,521	$70,880	$73,264	$279,325

Per-Share Investment Income	$0.070	$0.070	$0.071	$0.071	$0.282	(1)
Per-Share Return of Capital	$0.079	$0.079	$0.080	$0.080	$0.318	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$56,324	$59,089	$62,127	$64,827	$242,367

Per-Share Investment Income	$0.078	$0.078	$0.079	$0.079	$0.314	(1)
Per-Share Return of Capital	$0.071	$0.071	$0.072	$0.072	$0.286	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

(1)	Approximately 47% and 52% of the distributions paid during the years ended December 31, 2009 and 2008, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 53% and 48% of the distributions paid during the years ended December 31, 2009 and 2008, respectively, were characterized as tax-deferred.

Distributions for the fourth quarter of 2009 were paid in December 2009 to stockholders of record for the period from September 16, 2009 through December 15, 2009. Distributions for the first quarter of 2010 have been declared by the board of directors at a rate consistent with our 2009 annualized distribution of $0.60 per share for stockholders of record for the period from December 16, 2009 to March 15, 2010, and were paid to stockholders in March 2010.

The recent deterioration in real estate market fundamentals has led to higher vacancy rates and put pressure on the level of market rents achievable in the office sector. In addition to these factors, limitations in the debt markets have contributed to record-thin trading volumes and, thus, have precipitated strong demand and premium prices for high-quality real estate assets. As a result, we may experience challenges in locating properties that meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. While stockholder distributions have, to date, been funded with current-period or prior-period accumulated operating cash flows (adjusted for certain acquisition-related costs, as further explained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the operational cash flows from our existing properties remain strong, our ability to fund stockholder distributions with current cash flows has been eroded by the real estate market challenges described above. Should such conditions continue, our board of directors may elect to lower the stockholder distribution rate rather than risk compromising the quality of our portfolio or accumulate significant borrowings. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

Redemption of Common Stock

We maintain a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP, “Ordinary Redemptions” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP) have been suspended until at least September 2010; however, we make no assurances as to when Ordinary Redemptions will resume. As provided under the SRP, all ordinary redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

At such time that Ordinary Redemptions resume, as required under the SRP, Ordinary Redemptions would be redeemable at the lesser of $9.10 per share, or 91% of the price at which those shares were issued. The redemption price is expected to remain fixed until 18 months after we complete our offering stage. “Offering” for purposes of defining Wells REIT II’s offering stage (i) may be a public offering or a private offering if the private offering is to third parties and is deemed sufficiently robust by our board of directors as to be the basis for establishing a fair market value for the shares of our common stock and (ii) does not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II. Thereafter, the redemption price for Ordinary Redemptions would equal 95% of our per-share value as estimated by Wells Capital or another firm chosen by our board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until 18 months after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount for which the shares were issued or 100% of our estimated per-share value. Until the effective date of the amendment described below, we will honor all redemption requests that are made within two years following the death of a stockholder.

On February 18, 2010, our stockholders approved an amendment to the SRP, which imposes a limit on the amount of funds that we can pay to redeem shares in connection with the death of stockholders in a particular calendar year. Prior to the amendment, which will become effective by April 30, 2010, we honored all redemption requests made within two years of a stockholder’s death, while the aggregate amount that we paid for all other redemptions could not exceed 100% of the net proceeds from our dividend reinvestment plan during the then-current calendar year. As a result of the stockholder-approved amendment, our SRP will limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from our dividend reinvestment plan during that calendar year.

On February 18, 2010, our stockholders also approved the termination of the insurance policy that would have provided funding for the redemption of shares under our SRP in the event that we were to receive an unusually large number of redemption requests sought within two years of a stockholder’s death. With the amendment to our SRP described above, the insurance policy no longer offers any benefit. We anticipate savings of approximately $675,000 per year in insurance premiums as a result of the termination of the policy.

After giving effect to the SRP amendment, if we cannot repurchase all shares presented for redemption in any period because of the limitations described above, we will honor redemption requests on a pro rata basis as follows:

•

First, if necessary, we will limit requests for Ordinary Redemptions (which are currently suspended) on a pro rata basis so that the amount paid for Ordinary Redemptions during the then-current calendar year would not exceed 50% of the net proceeds from sales under our dividend reinvestment plan during such calendar year. Requests precluded by this test would not be considered in the tests below.

•

Second, if necessary, we will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test would not be considered in the test below.

•

Finally, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 100% of the net proceeds from our dividend reinvestment plan during the calendar year.

Under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of Wells REIT II, we may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of our stockholders. Approximately 8.7 million and 12.4 million shares were redeemed under the SRP during the years ended December 31, 2009 and 2008, respectively.

All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2009 are provided below (in thousands, except per-share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2009	409	$9.96	409	(3)
November 2009	284	$9.95	284	(3)
December 2009	504	$9.91	504	(3)

(1)	All purchases of our equity securities by us in 2009 were made pursuant to our SRP.

(2)

We announced the commencement of the program on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; and February 18, 2010.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.

Unregistered Issuance of Securities

During 2009, we did not issue any securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2009, 2008, 2007, 2006, and 2005 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Total assets	$5,374,064	$5,474,774	$4,102,158	$3,288,225	$2,688,883
Total stockholders’ equity	$2,718,087	$2,576,783	$2,287,920	$2,268,020	$1,659,754
Outstanding debt	$946,936	$1,268,522	$928,297	$774,523	$832,402
Outstanding long-term debt	$812,030	$865,938	$729,634	$756,727	$810,976
Obligations under capital leases	$664,000	$664,000	$78,000	$78,000	$78,000

	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Total revenues	$569,778	$535,388	$433,150	$327,716	$164,454
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$40,594	$(22,678)	$(4,668)	$11,268	$12,521

Net cash provided by operating activities	$248,527	$258,854	$197,160	$151,084	$76,351
Net cash used in investing activities	$(129,678)	$(915,315)	$(963,561)	$(682,478)	$(1,262,128)
Net cash (used in) provided by financing activities	$(102,745)	$694,933	$767,813	$542,142	$1,200,253
Distributions paid	$279,325	$242,367	$194,837	$140,260	$80,586

Net proceeds raised through issuance of our common stock(1)	$657,563	$821,609	$964,878	$859,961	$1,194,594
Net debt (repayments) proceeds(1)	$(335,483)	$310,633	$146,766	$(55,177)	$231,687
Investments in real estate(1)	$124,149	$900,269	$925,415	$663,351	$1,248,296

Per weighted-average common share data:
Net income (loss)—basic and diluted	$0.09	$(0.06)	$(0.01)	$0.05	$0.09
Distributions declared	$0.60	$0.60	$0.60	$0.60	$0.60
Weighted-average common shares outstanding	467,922	407,051	328,615	237,373	139,680

(1)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During the years ended December 31, 2007, 2008, and 2009, we have continued to receive investor proceeds under our initial public offering and to invest those proceeds in real estate and to repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we began to expense costs incurred in connection with the acquisition of real estate assets effective January 1, 2009; whereas, prior to this date such costs were capitalized and allocated to real estate assets upon acquisition. Please refer to “Item 6. Selected Financial Data” for annual amounts raised through the issuance of our common stock, obtained in the form of net new borrowings and invested in real estate.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 5.9% in the fourth quarter of 2009, according to preliminary estimates. For the full year of 2009, real GDP decreased 2.4% compared with a growth rate of 0.4% in 2008. The decrease in real GDP in 2009 reflected negative contributions from nonresidential fixed investment, private inventory investment, residential fixed investment, and personal consumption expenditures.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2009, as evidenced by a vacancy rate of 17.0% for the fourth quarter compared to 14.5% vacancy this same time a year ago. There was negative net absorption (addition to vacant space) of 81 million square feet in 2009, in addition to the 42 million square feet of negative absorption in 2008. Average rents have also declined from their peak in the third quarter 2008 of $29.37 to current rates of $27.80, a decline of 5.3%.

Office fundamentals deteriorated in 2009 with rising vacancies, lower rental rates, and negative absorption. Though the recession may have technically ended, the labor markets have yet to stabilize. Until labor markets stabilize and businesses start hiring again, thereby requiring more space, office market fundamentals are expected to remain weak.

Transaction volume was significantly lower in 2009 compared to earlier years. The volume of office properties selling for more than $5 million decreased to $15.5 billion in 2009, a 71% decrease from 2008 numbers and a 93% decrease from the $211 billion recorded in 2007. However, brokers report that the second half of 2009 was more active than the first half, implying that the investment markets could be improving. The anticipation of distressed sales of over leveraged properties in 2009 never fully materialized, as lenders have generally opted to extend or restructure loans to avoid foreclosures.

While the general trend for pricing in 2009 was negative, recent transaction activity suggests that a two-tier market has emerged as reflected by the widening range in cap rates between lower- and higher-quality properties.

This disparity in pricing is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with creditworthy tenants and a lack of near-term lease rollover are commanding significantly higher prices and lower cap rates than properties without these qualities. Recent pricing spreads in Washington, D.C., and other desirable markets validate this two-tiered market trend with 200-300 basis point spreads between core assets and those with “value-added” or opportunistic characteristics. The shortage of high-quality assets trading has produced high bids from investors that have built up their cash balances and are ready to invest. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Cash buyers should be in prime position to capitalize on these distressed situations.

Impact of Economic Conditions on our Portfolio

We believe that the strength of our portfolio positions us favorably compared to many real estate owners during these challenging market conditions. As of December 31, 2009, our portfolio had a debt-to-real-estate asset ratio of approximately 18.5%. We believe that having a lower-than-average borrowing ratio, in comparison to other real estate funds, gives us considerable financial flexibility in distressed times such as these. Further, the majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate the portfolio from interest rate risk. Additionally, diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date reduces our exposure to any one market determinant. As of December 31, 2009, our portfolio was 93.2% leased (office properties were approximately 96.0% leased) with approximately 3.8% of the leases expiring by the end of 2010 (see Item 2. Properties). In addition, provisions for uncollectible tenant receivables, net of recoveries, approximated less than 0.7% of total revenues for 2009. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or continued disruption in the credit markets. If these conditions persist, it would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

From January 2004 through December 2009, we raised significant funds through the sale of our common stock under our public offerings and have invested the majority of those proceeds to acquire real properties and fund capital improvements. We anticipate receiving additional proceeds from the sale of our common stock under our current public offering and using such proceeds, in combination with debt proceeds, to invest in future acquisitions of real property. To the extent that timing differences arise between the rate at which we raise capital through the sale of our common stock and the rate at which we are able to acquire suitable real estate investment opportunities, we may use equity proceeds to repay amounts outstanding on our line of credit or on other borrowings. We also anticipate receiving proceeds from the sale of our common stock under our dividend reinvestment plan in the future, a portion of which may be used to fund redemptions of our common stock under our SRP in the future. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

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

Short-Term Liquidity and Capital Resources

During 2009, we generated net cash flows from operating activities of approximately $248.5 million, which is primarily composed of receipts for rental payments, tenant reimbursements, hotel room fees, deferred income and interest, and other income, partially offset by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with cash on hand, net cash flows from operating activities were used to fund distributions to stockholders of approximately $279.3 million during 2009. We expect that the majority of our future net cash flow from operating activities will be used to fund distributions to stockholders as well. Please refer to the “Distributions” below for additional information regarding the sources of cash used to fund future distributions to stockholders.

During 2009, we generated net proceeds from the sale of common stock under our ongoing third public offering, net of commissions, dealer-manager fees, and acquisition fees, offering cost reimbursements and share redemptions, of $517.1 million, the majority of which was used (i) to fund investments in new properties of $124.2 million and (ii) to increase our equity position in existing real estate investments by repaying net outstanding borrowings of $335.5 million. As of December 31, 2009, we held cash and cash equivalents of $102.7 million and we had no amounts outstanding under our Wachovia Line of Credit. We are actively pursuing real estate investment opportunities. We intend to continue to generate capital from the sale of common stock under our public offering and to use such offering proceeds, along with cash on hand and borrowings on our line of credit or from new mortgages, to fund future real estate investments.

As of February 28, 2010, the Wachovia Line of Credit had been fully repaid and had available borrowing capacity of $245 million. The Wachovia Line of Credit matures on May 7, 2010. Negotiations for a replacement line of credit are currently under way with our prospective lenders. We believe that we will be able to secure a replacement line of credit with capacity adequate to meet our scheduled purchase and debt obligations at current-market terms. However, we acknowledge that the U.S. credit markets remain uncertain and, as such, we can make no assurances that a replacement line of credit will be executed at terms favorable or desirable to us. In the event that our capital needs to fund future real estate acquisition opportunities exceed the net equity proceeds available for investment, plus the maximum borrowing capacity allowed under a replacement line of credit, we would explore other sources of capital, including but not limited to, property-specific mortgage loans.

On November 30, 2009, our board of directors declared a daily distribution for stockholders of record from December 16, 2009 through March 15, 2010 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the rate of distributions declared for each quarter of 2009 on a per-share basis. Such distribution was paid in March 2010.

On May 7, 2009, we entered into an amended and restated credit agreement with a syndicate of banks led by Wachovia Bank, National Association (“Wachovia”), which amended the terms of its prior credit agreement, to, among other things, extend the maturity and reduce the total commitments to $245.0 million (the “Wachovia Line of Credit”). The Wachovia Line of Credit matures on May 7, 2010, and bears interest at a floating rate based on, at the option of Wells OP II, the London Interbank Offered Rate (“LIBOR”) for 7- or 30-day periods, which is subject to a 2.00% floor, plus an applicable margin ranging from 3.00% to 3.75% (the “LIBOR Indexed Rate”) or at the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (the “Base Indexed Rate”). The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is also subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on the ratio of Wells OP II’s debt to total asset value, as defined. At December 31, 2009, Wells OP II had no amounts outstanding under the Wachovia Line of Credit. The interest rate as of December 31, 2008, was 1.22% per annum. Under the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. Wells OP II is required to repay all outstanding principal balances and accrued interest on May 7, 2010. Wells OP II may repay the Wachovia Line of Credit at any time without premium or penalty; however, fees are incurred at a rate of 0.35% of the unused available capacity for the entire time the credit agreement is in effect.

The amended and restated Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	limits the ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	limits the amount of the floating rate debt, as defined, to 20% of our total asset value, as defined;

•	requires maintenance of certain minimum tangible net worth; and

•	limits investments that fall outside of our core investments of improved office and industrial properties located in the United States.

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

Long-term Liquidity and Capital Resources

We expect that our primary sources of capital over the long term will include proceeds from the sale of our common stock, proceeds from secured or unsecured borrowings from third-party lenders, and net cash flows from operations. As of February 28, 2010, approximately 235.6 million shares remain available for sale, with discounts available to certain categories of purchasers, under our ongoing third public offering, which will expire upon the earlier of the sale of all 300.0 million shares or October 1, 2010, unless extended by our Board of Directors. As of February 28, 2010, approximately 54.9 million additional shares remain available for sale under our dividend reinvestment plan at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of our common stock. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, offering-related costs, operating expenses, interest expense, and distributions. Over the next five years, we anticipate funding capital expenditures necessary for our properties, including building improvements, tenant improvements, and leasing commissions, of approximately $306 million, exclusive of costs of properties under development.

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

Contractual Obligations and Commitments

As of December 31, 2009, our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$946,936	$134,906	$153,572	$127,276	$531,182
Interest obligations under debt	296,396	52,220	89,284	76,744	78,148
Capital lease obligations(2)	664,000	—	78,000	466,000	120,000
Purchase obligations(3)	21,091	21,091	—	—	—
Operating lease obligations	228,639	2,468	4,980	5,114	216,077

Total	$2,157,062	$210,685	$325,836	$675,134	$945,407

(1)	Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $44.7 million during the year ended December 31, 2009.

(2)

Amount includes principal payments only. We made interest payments of approximately $41.1 million during the year ended December 31, 2009, all of which was funded with interest income earned on corresponding investments in development authority bonds (see Note 2 to the accompanying consolidated financial statements).

(3)

Represents purchase commitments for Cranberry Woods Drive Phase II, of which approximately $13.5 million relates to construction cost overruns that are reimbursable from the tenant prior to completion.

Results of Operations

Overview

Our results of operations are not necessarily indicative of those expected in future periods as a result of current-period and anticipated future acquisitions of real estate assets. Please refer to Item 6. Selected Financial Data for annual amounts invested in real estate for each period presented.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Rental income increased from $405.5 million for 2008 to $430.8 million for 2009, primarily due to the full-year impact of properties acquired in 2008 and the partial-year impact of properties acquired in 2009. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain relatively consistent in future periods as compared to historical periods.

Tenant reimbursements remained relatively flat at $105.2 million for 2008 compared to $104.0 million for 2009. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursements fluctuations are generally expected to correspond with future property operating cost fluctuations.

Other property income increased from $2.3 million for 2008 to $14.8 million for 2009, primarily due to $12.0 million earned under a perpetual easement contract with the developer of a building that is adjacent to the 5 Houston Center building. The construction of the easement was completed in the fourth quarter of 2009. Other property income also includes fees earned in connection with lease restructurings. Future other property income is expected to primarily relate to future lease restructuring activities.

Property operating costs increased from $164.6 million for 2008 to $170.2 million for 2009, primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective January 1, 2009, and growth of the portfolio. Exclusive of the effect of future real estate acquisitions, future property operating costs are expected to remain at a level similar to current property operating costs.

Asset and property management fees decreased slightly from $38.7 million for 2008 to $37.7 million 2009, primarily due to a reduction in the rate of asset management fees effective October 2008, partially offset by growth in the portfolio. Exclusive of the effect of future real estate acquisitions, future asset and property management fees are expected to remain at a level similar to current asset and property management fees. See Note 9 to our accompanying consolidated financial statements.

Depreciation increased from $79.4 million for 2008 to $96.4 million for 2009, primarily due to the full-year impact of properties acquired in 2008, the partial-year impact of properties acquired in 2009, and the impact of capital improvements across our portfolio. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.

Amortization decreased from $135.7 million for 2008 to $120.9 million for 2009, primarily due to write-offs of unamortized lease-specific assets related to lease modifications and lease terminations in the fourth quarter of 2008. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, we expect future amortization to remain at a level similar to current amortization.

General and administrative expenses increased from $23.9 million for 2008 to $31.7 million for 2009, primarily due to costs incurred in connection with a prospective acquisition that did not close and bad debt expense incurred in connection with reserving tenant receivables that are currently in dispute and being actively pursued for collection. Exclusive of the impact of the aforementioned items, future general and administrative expenses are expected to remain at a level comparable to current general and administrative expenses.

Interest expense increased from $79.6 million for 2008 to $91.0 million for 2009, primarily due to incurring interest for a full year on capital leases assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest income earned on corresponding investments in development authority bonds (see Note 2 to the accompanying consolidated financial statements). This increase is partially offset by lower interest expense due to lower weighted-average outstanding balances on the Wachovia Line of Credit.

Interest and other income increased from $26.5 million for 2008 to $41.1 million for 2009, primarily due to interest earned on investments in development authority bonds assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest expense incurred on corresponding capital leases. Absent interest income earned on investments in development authority bonds, future levels of interest income will vary, primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $14.1 million for 2009, compared to a loss of $40.8 million for 2008, primarily due to a market value adjustment to the interest rate swap agreements on the 222 E. 41st Street Building loan and the Three Glenlake Building loan. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore, do not impact net income (loss).

We recognized a loss on foreign currency exchange contract of $0.6 million for 2009, compared to $7.2 million for 2008. The 2009 activity is primarily due to the slight strengthening of the U.S. dollar compared to the Russian rouble during the first quarter of 2009. On April 1, 2009, we settled this foreign currency exchange contract by making an $8.2 million termination payment, which was materially offset by savings in the amount of U.S. dollars needed to satisfy the Russian rouble-based purchase agreement to acquire the Dvintsev Business Center—Tower B on May 29, 2009.

In 2008 we recognized a gain on early extinguishment of debt of $3.0 million in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for $11.5 million in the second quarter of 2008. The net book value of the mortgage notes was $14.5 million, thereby resulting in a gain on early extinguishment of debt of $3.0 million.

Our net income attributable to common stockholders was $40.6 million, or $0.09 per share, for 2009, compared to net loss attributable to common stockholders of $22.7 million, or $(0.06) per share, for 2008. This fluctuation is primarily attributable to recognizing a $14.1 million gain on interest rate swaps for 2009, as compared to a $40.8 million loss on interest rate swaps for 2008, as well as recognizing a $0.6 million loss on foreign currency exchange contract for 2009, as compared to a $7.2 million loss on foreign currency exchange contract for 2008. Absent the impact of future acquisitions and future fluctuations in the value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at similar levels in the near term. Should the decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in-place at our properties may suffer and could lead to a decline in net income over the long term.

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

Loss on foreign currency exchange contract increased from $0.5 million for 2007 to $7.2 million for 2008 primarily due to the strengthening of the U.S. dollar compared to the Russian rouble during 2008. In 2009, we expect to settle the foreign currency exchange contract by making a termination payment to the counterparty in an amount approximating the cumulative losses recognized on the contract to date and to benefit from a reduction in the amount of U.S. dollars needed to satisfy a portion of the Russian rouble-based contract to acquire Dvintsev Business Center—Tower B in an amount materially equal to this termination payment. Thus, as further described in Note 5 to our accompanying consolidated financial statements, the foreign currency exchange contract hedges our exposure to fluctuations in the U.S. dollar-Russian rouble exchange rate by effectively fixing a portion of Russian rouble-based purchase price for the Dvintsev Business Center—Tower B at a rate of $0.04 per Russian rouble for 802.4 million roubles (or $32.1 million).

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

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, effective January 1, 2009, we began to expense all acquisition-related costs as incurred. As provided in the prospectuses for our public offerings, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not be funded with cash generated from operations.

Acquisition-related costs include acquisition fees payable to our advisor (see Note 9 to our accompanying consolidated financial statements), customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs, and other miscellaneous costs directly related to our investments in real estate, such as the payment made to settle a foreign currency exchange contract related to our acquisition of an office property in Moscow, Russia. During 2009, we paid acquisition-related costs of $27.4 million.

During 2009, we paid total distributions to common stockholders, including amounts reinvested in our common stock, of $279.3 million. During this period, we generated net cash from operating activities of $248.5 million, which has been reduced for acquisition-related costs of $27.4 million that were funded with cash generated from the sale of common stock under our public offerings. The remaining $3.4 million of distributions paid to common stockholders in 2009 was funded with cumulative operating cash flows generated in prior periods.

On March 1, 2010, our board of directors declared distributions for stockholders of record from March 16, 2010 through June 15, 2010, in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. We expect that the cash distributions paid to stockholders, net of dividends reinvested, will be entirely funded from net cash generated by operating activities for this period. We expect to pay this distribution in June 2010.

The recent deterioration in real estate market fundamentals has led to higher vacancy rates and put pressure on the level of market rents achievable in the office sector. In addition to these factors, limitations in the debt markets have contributed to record-thin trading volumes and, thus, have precipitated strong demand and premium prices for high-quality real estate assets. As a result, we may experience challenges in locating properties that meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. While stockholder distributions have, to date, been funded with current-period or prior- period accumulated operating cash flows (adjusted for certain acquisition-related costs) and the operational cash flows from our existing properties remain strong, our ability to fund stockholder distributions with current cash flows has been eroded by the real estate market challenges described above. Should such conditions continue, our board of directors may elect to lower the stockholder distribution rate rather than to risk compromising the quality of our portfolio, or accumulate significant borrowings. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

Portfolio Information

As of December 31, 2009, we owned interests in 65 office properties, one industrial building, and one hotel, located in 23 states and the District of Columbia. Sixty-three of these properties are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2009, our office and industrial properties were approximately 93.2% leased (office properties were approximately 96.0% leased), with an average lease term remaining of approximately 6.9 years.

As of December 31, 2009, our five highest geographic concentrations were as follows:

Location	2009 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2009 Annualized Gross Base Rents
Atlanta	$64,875	4,110	16%
Northern New Jersey	43,655	2,442	11%
Cleveland	30,931	1,323	8%
Baltimore	26,139	1,216	7%
San Francisco	23,630	451	6%

	$189,230	9,542	48%

As of December 31, 2009, our five highest tenant industry concentrations were as follows:

Industry	2009 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2009 Annualized Gross Base Rents
Communication	$59,717	3,196	15%
Legal Services	57,913	1,467	14%
Depository Institutions	46,707	1,879	12%
Business Services	24,698	1,062	6%
Engineering & Management	21,299	1,035	5%

	$210,334	8,639	52%

As of December 31, 2009, our five highest tenant concentrations were as follows:

Tenant	2009 Annualized Gross Base Rents (in thousands)	Percentage of 2009 Annualized Gross Base Rents
AT&T	$48,036	12%
Jones Day	19,182	5%
Key Bank	17,165	4%
Northrop Grumman	14,973	4%
Pershing	13,372	3%

	$112,728	28%

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through Wells TRS, including any real estate or non real-estate related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date.

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

Subsequent Events

Sale of Shares of Common Stock

From January 1, 2010 through February 28, 2010, we raised approximately $68.5 million through the issuance of approximately 6.8 million shares of our common stock under our ongoing third public offering. As of February 28, 2010, approximately 235.6 million shares remained available for sale to the public under our third public offering, exclusive of shares available under our dividend reinvestment plan.

Declaration of Distributions

On March 1, 2010, our board of directors declared distributions for the second quarter of 2010 in an amount equal to an annualized distribution of $0.60 per share to be paid in June 2010. Such quarterly distributions are payable to the stockholders of record at the close of business on each day during the period from March 16, 2010 through June 15, 2010.

Property Under Contract

On February 12, 2010 we entered into an agreement to purchase two three-story office buildings containing approximately 490,000 rentable square feet located in Littleton, Massachusetts for approximately $88.5 million, exclusive of closing costs, plus an obligation to fund tenant improvements of $5.5 million. In connection with the execution of the agreement, we paid a deposit of $1.0 million to an escrow agent, which will be applied to the purchase price at closing.

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

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. As of December 31, 2009 and 2008, the estimated fair value of our lines of credit and notes payable was $0.9 billion and $1.2 billion, respectively.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2009, our consolidated debt consisted of the following, in thousands:

	2010	2011	2012	2013	2014	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$63,396	$—	$—	$—	$63,396
Effectively fixed-rate debt	$134,906	$50,139	$40,038	$31,752	$95,524	$531,181	$883,540

Average interest rate:
Effectively variable-rate debt	—	—	5.00%	—	—	—	5.00%
Effectively fixed-rate debt	5.71%	4.92%	5.65%	6.78%	5.22%	5.94%	5.79%

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the amended and restated Wachovia Line of Credit, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the Wachovia Line of Credit and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of December 31, 2009, we had $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $153.1 million outstanding on the 222 E. 41st Street Building mortgage note; $57.0 million outstanding on the 80 Park Plaza Building mortgage note; $25.4 million outstanding on the Three Glenlake Building mortgage note; $12.6 million outstanding on the fixed-rate Bank Zenit Line of Credit; and $635.4 million outstanding on fixed-rate, term mortgage loans. We did not have an outstanding balance on the amended and restated Wachovia Line of Credit. The weighted-average interest rate of all of our debt instruments was 5.74% as of December 31, 2009.

On May 7, 2009, we entered into the amended and restated Wachovia Line of Credit with a syndicate of banks led by Wachovia. The $245.0 million facility amends and restates the Wachovia Line of Credit entered with Wachovia Bank on May 9, 2005, which was scheduled to mature on May 9, 2009. The amended and restated Wachovia Line of Credit contains borrowing arrangements that provide for interest costs based on, at our option, the LIBOR Indexed Rate or the Base Indexed Rate. The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on our debt-to-total-asset value ratio, as defined. Under the terms of the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. We are required to repay outstanding principal and accrued interest on May 7, 2010. We may repay the amended and restated Wachovia Line of Credit at any time without premium or penalty; however, fees are incurred at a rate of 0.35% of the unused available capacity for the entire time the credit agreement is in effect. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.54% per annum as of December 31, 2009) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006, and terminates September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.44% per annum as of December 31, 2009) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007, and terminates August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675%.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.14% per annum as of December 31, 2009) and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008, and terminates July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95%.

Approximately $883.5 million of our total debt outstanding as of December 31, 2009 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2009, these balances incurred interest expense at an average interest rate of 5.79% and have expirations ranging from 2010 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. As of December 31, 2009, a 1.0% change in interest rates would result in a change in interest expense on our variable-rate debt portfolio of approximately $0.6 million per year. The amounts outstanding on our Wachovia Line of Credit variable-rate debt facility in the future will largely depend on the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at December 31, 2009, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.7% and 1.1% of total assets at December 31, 2009 and 2008, and 0.7% and 0% of total revenue for the years ended December 31, 2009 and 2008, respectively. As compared to rates in effect at December 31, 2009, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Ernst & Young LLP’s report on our financial statements for the year ended December 31, 2007, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2007, and the subsequent interim period through May 5, 2008, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP’s satisfaction, would have caused Ernst & Young LLP to make reference thereto in its reports on our financial statements for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K during the year ended December 31, 2007, and through May 5, 2008.

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

During the year ended December 31, 2007, and the subsequent interim periods through May 14, 2008, we did not consult with Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement or a reportable event as defined in Item 304(a)(2) of Regulation S-K.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2009 or 2008.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

On February 18, 2010, we held a special meeting of stockholders at the Atlanta Athletic Club in Johns Creek, Georgia.

Our stockholders approved two proposals to the REIT II share redemption program:

Proposal 1: To approve the termination of the insurance policy that would provide funding for the redemption of shares under the Company’s share redemption program only in the event that the Company were to receive an unusually large number of redemption requests sought within two years of a stockholder’s death; and

Proposal 2: To approve an amendment to the Company’s share redemption program to restore the limit on redemptions sought within two years of a stockholder’s death such that the aggregate amount paid by the Company for all redemptions during the then-current calendar year could not exceed 100% of the net proceeds from the Company’s dividend reinvestment plan during such year.

The above matters were approved by our stockholders at the special meeting by the casting of the following votes:

	Votes For	Votes Withheld
Proposal 1	272,357,721	35,606,295
Proposal 2	271,948,395	36,015,620

PART III

We will file a definitive Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2010 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsreitII.com.

The other information required by this Item is incorporated by reference from our 2010 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item is incorporated by reference from our 2010 Proxy Statement.

Transactions with Related Persons

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by our advisory agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2009, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

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

Our advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. The term of our advisory agreement runs through July 31, 2010 and is subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. From January 1, 2009 through the most recent date practicable, which was December 31, 2009, we have compensated our advisor as set forth below.

We have incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2009 through December 31, 2009, totaled approximately $13.2 million.

Our advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer-manager fees. We reimburse our advisor for up to 2.0% of our gross offering proceeds for organization and offering costs, including legal, accounting, printing, and other accountable offering costs. From January 1, 2009 through December 31, 2009, we incurred approximately $9.0 million of organization and offering expenses.

For asset management services in 2009, we generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures. This fee structure will continue until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures. (However, the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was immediately 0.5%.) The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less our outstanding debt. Asset management fees incurred from January 1, 2009 through December 31, 2009, totaled approximately $29.8 million.

Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2009 through December 31, 2009, totaled approximately $12.4 million.

The Conflicts Committee considers our relationship with the advisor during 2009 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the advisory agreement through July 31, 2010. The Conflicts Committee believes that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Our dealer-manager is entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions are paid in connection with the sale of our shares under the dividend reinvestment plan. WIS reallows 100% of these selling commissions to broker/dealers participating in our public offering. In the event of the sale of shares through an investment advisory representative in which the representative is compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waives its right to a commission, with a corresponding reduction in the purchase price of shares sold in our offering. From January 1, 2009 through December 31, 2009, we incurred selling commissions, net of discounts, of $34.1 million to WIS, of which approximately 100% was reallowed to participating broker/dealers.

WIS also earns a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may reallow to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There is no dealer-manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduces its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees, net of discounts, from us of approximately $12.2 million from January 1, 2009 through December 31, 2009, of which approximately $6.7 million was reallowed to participating broker/dealers.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

On November 24, 2009, our property management, leasing, and construction management agreement with Wells Management automatically renewed for another one-year term. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we pay the following fees to Wells Management:

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

The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management and construction fees incurred from January 1, 2009 through December 31, 2009 were $4.1 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2010 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of March 2010.

Wells Real Estate Investment Trust II, Inc.
(Registrant)

By:	/s/ LEO F. WELLS, III
Leo F. Wells, III
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN	Independent Director	March 24, 2010
Charles R. Brown

/s/ RICHARD W. CARPENTER	Independent Director	March 24, 2010
Richard W. Carpenter

/s/ BUD CARTER	Independent Director	March 24, 2010
Bud Carter

/s/ JOHN L. DIXON	Independent Director	March 24, 2010
John L. Dixon

/s/ E. NELSON MILLS	Independent Director	March 24, 2010
E. Nelson Mills

/s/ NEIL H. STRICKLAND	Independent Director	March 24, 2010
Neil H. Strickland

/s/ LEO F. WELLS, III	President and Director	March 24, 2010
Leo F. Wells, III	(Principal Executive Officer)

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 24, 2010

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003 (the “IPO Registration Statement”))

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc. effective as of October 1, 2008

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Prospectus included in Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008 (the “Third Offering Registration Statement”))

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to the Third Offering Registration Statement)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the Third Offering Registration Statement)

4.4	Share Redemption Program as in effect until 30 days after the filing of this Annual Report on Form 10-K for the year ended December 31, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

4.5*	Share Redemption Program as in effect 30 days after the filing of this Annual Report on Form 10-K for the year ended December 31, 2009

10.1**	Advisory Agreement between the Company and Wells Capital, Inc. dated August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.3	Agreement of Limited Partnership of Wells Operating Partnership II, L.P. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on October 17, 2003)

10.4**	Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on September 23, 2003 (“Amendment No. 1 to IPO Registration Statement”))

10.5**	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement)

Exhibit Number	Description

10.11**	Master Property Management, Leasing and Construction Agreement among Wells Management Company, Inc., the Company and Wells Operating Partnership II, L.P., dated November 24, 2004 (incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 8 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on February 22, 2005)

10.13	Amended and Restated Credit Agreement dated as of May 7, 2009 by and among Wells Operating Partnership II, L.P., as borrower, Wachovia Capital Markets, LLC, as sole lead arranger and book manager, Wachovia Bank, N.A., as administrative agent, and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

21.1*	Subsidiaries of the Registrant

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wells Real Estate Investment Trust II, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust II, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company prospectively changed its method of accounting for business combinations and associated acquisition costs.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Wells Real Estate Investment Trust II, Inc.

We have audited the accompanying consolidated statements of operations, equity and cash flows, of Wells Real Estate Investment Trust II, Inc. for the year ended December 31, 2007. Our audit also included the financial statement schedule for the year ended December 31, 2007 listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Wells Real Estate Investment Trust II, Inc. for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2007, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 26, 2008

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per-share amounts)

	December 31,
	2009	2008
Assets:
Real estate assets, at cost:
Land	$553,515	$552,698
Buildings and improvements, less accumulated depreciation of $314,348 and $218,866 as of December 31, 2009 and 2008, respectively	2,991,502	2,921,441
Intangible lease assets, less accumulated amortization of $320,733 and $249,079 as of December 31, 2009 and 2008, respectively	500,493	585,289
Construction in progress	87,073	97,764

Total real estate assets	4,132,583	4,157,192

Cash and cash equivalents	102,725	86,334
Tenant receivables, net of allowance for doubtful accounts of $4,117 and $506 as of December 31, 2009 and 2008, respectively	97,679	89,233
Prepaid expenses and other assets	23,468	73,727
Deferred financing costs, less accumulated amortization of $4,181 and $2,023 as of December 31, 2009 and 2008, respectively	6,300	5,019
Intangible lease origination costs, less accumulated amortization of $184,977 and $138,904 as of December 31, 2009 and 2008, respectively	304,590	356,345
Deferred lease costs, less accumulated amortization of $11,072 and $6,091 as of December 31, 2009 and 2008, respectively	42,719	42,924
Investments in development authority bonds	664,000	664,000

Total assets	$5,374,064	$5,474,774

Liabilities:
Lines of credit and notes payable	$946,936	$1,268,522
Accounts payable, accrued expenses, and accrued capital expenditures	89,312	130,299
Due to affiliates	5,996	9,670
Distributions payable	13,096	11,559
Deferred income	23,990	31,028
Intangible lease liabilities, less accumulated amortization of $48,552 and $34,778 as of December 31, 2009 and 2008, respectively	101,529	116,145
Obligations under capital leases	664,000	664,000

Total liabilities	1,844,859	2,231,223
Commitments and Contingencies	—	—

Redeemable Common Stock	805,844	661,340

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 499,895,448 and 442,009,370 shares issued and outstanding as of December 31, 2009 and 2008, respectively	4,999	4,420
Additional paid-in capital	4,461,980	3,943,266
Cumulative distributions in excess of earnings	(935,019)	(694,751)
Redeemable common stock	(805,844)	(661,340)
Other comprehensive loss	(8,029)	(14,812)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	2,718,087	2,576,783
Nonredeemable noncontrolling interests	5,274	5,428

Total equity	2,723,361	2,582,211

Total liabilities, redeemable common stock, and equity	$5,374,064	$5,474,774

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Rental income	$430,789	$405,480	$322,506
Tenant reimbursements	103,985	105,200	83,861
Hotel income	20,179	22,370	24,000
Other property income	14,825	2,338	2,783

	569,778	535,388	433,150
Expenses:
Property operating costs	170,155	164,636	137,425
Hotel operating costs	16,403	16,913	18,004
Asset and property management fees:
Related-party	33,582	34,625	28,078
Other	4,108	4,079	4,838
Depreciation	96,406	79,433	61,289
Amortization	120,866	135,675	115,540
General and administrative	31,735	23,869	18,580
Acquisition fees and expenses	19,183	—	—

	492,438	459,230	383,754

Real estate operating income	77,340	76,158	49,396

Other income (expense):
Interest expense	(91,028)	(79,648)	(49,950)
Interest and other income	41,148	26,474	9,019
Gain (loss) on interest rate swaps	14,134	(40,788)	(12,173)
Loss on foreign currency exchange contract	(582)	(7,169)	(470)
Gain on early extinguishment of debt	—	2,971	—

	(36,328)	(98,160)	(53,574)

Income (loss) before income tax expense	41,012	(22,002)	(4,178)
Income tax expense	(265)	(844)	(460)

Net income (loss)	40,747	(22,846)	(4,638)
Less: Net (income) loss attributable to noncontrolling interests	(153)	168	(30)

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$40,594	$(22,678)	$(4,668)

Per-share information—basic and diluted:
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.09	$(0.06)	$(0.01)

Weighted-average common shares outstanding—basic and diluted	467,922	407,051	328,615

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2006	280,119	$2,801	$2,491,817	$(225,549)	$—	$(1,049)	$2,268,020	$2,992	$2,271,012
Adjustment resulting from the adoption of ASC 740 (Note 10)	—	—	—	(410)	—	—	(410)	—	(410)

Balance, January 1, 2007	280,119	2,801	2,491,817	(225,959)	—	(1,049)	2,267,610	2,992	2,270,602
Issuance of common stock	97,251	973	971,541	—	—	—	972,514	—	972,514
Redemptions of common stock	(5,860)	(59)	(55,347)	—	—	—	(55,406)	—	(55,406)
Increase in redeemable common stock	—	—	—	—	(596,464)	—	(596,464)	—	(596,464)
Contribution to noncontrolling interest partners in consolidated joint venture	—	—	—	—	—	—	—	122	122
Distributions to common stockholders ($0.60 per share)	—	—	—	(197,230)	—	—	(197,230)		(197,230)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(72)	(72)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(86,376)	—	—	—	(86,376)	—	(86,376)
Other offering costs	—	—	(9,740)	—	—	—	(9,740)	—	(9,740)
Components of comprehensive income:								—
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(4,668)	—	—	(4,668)	—	(4,668)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	30	30
Foreign currency translation adjustment	—	—	—	—	—	1	1	—	1
Market value adjustment to interest rate swap	—	—	—	—	—	(2,321)	(2,321)	—	(2,321)

Comprehensive income (loss)							(6,988)	30	(6,958)

Balance, December 31, 2007	371,510	3,715	3,311,895	(427,857)	(596,464)	(3,369)	2,287,920	3,072	2,290,992
Issuance of common stock	82,923	829	828,398	—	—	—	829,227	—	829,227
Redemptions of common stock	(12,424)	(124)	(115,720)	—	—	—	(115,844)	—	(115,844)
Increase in redeemable common stock	—	—	—	—	(64,876)	—	(64,876)	—	(64,876)
Contribution to noncontrolling interest partners in consolidated joint venture	—	—	—	—	—	—	—	4,057	4,057
Assumption of noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	(800)	(800)
Distributions to common stockholders ($0.60 per share)	—	—	—	(244,216)	—	—	(244,216)	—	(244,216)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(734)	(734)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(71,380)	—	—	—	(71,380)	—	(71,380)
Other offering costs	—	—	(9,927)	—	—	—	(9,927)	—	(9,927)
Components of comprehensive income:
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(22,678)	—	—	(22,678)	—	(22,678)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	(169)	(169)	—	(169)
Market value adjustment to interest rate swap	—	—	—	—	—	(11,274)	(11,274)	—	(11,274)

Comprehensive income (loss)							(34,121)	(167)	(34,288)

Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	66,642	666	665,753	—	—	—	666,419	—	666,419
Redemptions of common stock	(8,756)	(87)	(82,818)	—	—	—	(82,905)	—	(82,905)
Increase in redeemable common stock	—	—	—	—	(144,504)	—	(144,504)	—	(144,504)
Distributions to common stockholders ($0.60 per share)	—	—	—	(280,862)	—	—	(280,862)	—	(280,862)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(55,205)	—	—	—	(55,205)	—	(55,205)
Other offering costs	—	—	(9,016)	—	—	—	(9,016)	—	(9,016)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	40,594	—	—	40,594	—	40,594
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	151	151
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	6,532	6,532	—	6,532

Comprehensive income	—	—	—	—	—	—	47,377	151	47,528

Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$40,747	$(22,846)	$(4,638)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(10,236)	(15,939)	(16,687)
Depreciation	96,406	79,433	61,289
Amortization	130,096	141,630	128,510
(Gain) loss on interest rate swaps	(23,011)	38,576	12,173
Remeasurement loss on foreign currency	37	—	—
Loss on foreign currency exchange contract	—	7,169	470
Noncash interest expense	17,253	14,794	8,214
Gain on early extinguishment of debt	—	(2,971)	—
Changes in assets and liabilities:
Decrease (increase) in other tenant receivables, net	2,900	(1,797)	(2,076)
Decrease (increase) in prepaid expenses and other assets	8,639	3,013	(7,813)
(Decrease) increase in accounts payable and accrued expenses	(5,784)	5,611	10,117
(Decrease) increase in due to affiliates	(1,482)	(2,411)	303
(Decrease) increase in deferred income	(7,038)	14,592	7,298

Net cash provided by operating activities	248,527	258,854	197,160

Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(124,149)	(900,269)	(925,415)
Proceeds from master leases	—	—	1,385
Release of escrowed funds	—	18,848	—
Acquisition fees paid	—	(16,784)	(21,059)
Deferred lease costs paid	(5,529)	(17,110)	(18,472)

Net cash used in investing activities	(129,678)	(915,315)	(963,561)

Cash Flows from Financing Activities:
Deferred financing costs paid	(4,807)	(2,679)	(1,925)
Proceeds from lines of credit and notes payable	357,602	799,649	561,940
Repayments of lines of credit and notes payable	(693,085)	(489,016)	(415,174)
Contributions from noncontrolling interest partners	—	—	122
Distributions paid to noncontrolling interest partners	(231)	(2,024)	(72)
Issuance of common stock	657,563	821,609	964,878
Redemptions of common stock	(82,905)	(115,598)	(59,505)
Distributions paid to stockholders	(124,530)	(101,092)	(80,004)
Distributions paid to stockholders and reinvested in shares of our common stock	(154,795)	(141,275)	(114,833)
Commissions on stock sales and related dealer-manager fees paid	(47,430)	(64,528)	(77,892)
Other offering costs paid	(10,127)	(10,113)	(9,722)

Net cash (used in) provided by financing activities	(102,745)	694,933	767,813

Net increase in cash and cash equivalents	16,104	38,472	1,412
Effect of foreign exchange rate on cash and cash equivalents	287	349	1
Cash and cash equivalents, beginning of period	86,334	47,513	46,100

Cash and cash equivalents, end of period	$102,725	$86,334	$47,513

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, and 2007

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

As of December 31, 2009, Wells REIT II owned controlling interests in 65 office properties, one industrial property, and one hotel, which include 85 operational buildings. These properties are composed of approximately 20.6 million square feet of commercial space located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 63 are wholly owned and four are owned through consolidated joint ventures. As of December 31, 2009, the operational office and industrial properties were approximately 93.2% leased (office properties were approximately 96.0% leased).

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

On July 9, 2007, Wells REIT II filed a Registration Statement on Form S-11 with the Securities and Exchange Commission (“SEC”) to register a third public offering of up to 375.0 million shares of common stock, which was amended on August 18, 2008 and on September 22, 2008 (the “Third Offering”). Pursuant to the Third Offering registration statement, as amended, Wells REIT II is offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers. Wells REIT II is also offering up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. The Third Offering registration statement was declared effective by the SEC on October 1, 2008, and offering activities commenced promptly thereafter. Wells REIT II stopped offering shares for sale under the Follow-On Offering on

November 10, 2008 and began accepting subscriptions under the Third Offering on November 11, 2008. As of December 31, 2009, Wells REIT II had raised gross offering proceeds of approximately $0.8 billion from the sale of approximately 77.7 million shares under the Third Offering, including shares sold under the DRP.

As of December 31, 2009, Wells REIT II had raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering, and the Third Offering of approximately $5.3 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $105.8 million; selling commissions and dealer-manager fees of approximately $479.0 million; other organization and offering expenses of approximately $71.7 million; and common stock redemptions of approximately $325.2 million under the share redemption program (see Note 6), Wells REIT II had received aggregate net offering proceeds of approximately $4.3 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of December 31, 2009, approximately 242.4 million shares remain available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (“Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Codification does not change current GAAP, but is intended to simplify user access to GAAP by providing all the authoritative literature related to a particular topic in one place. Accordingly, Wells REIT II will reference the Codification as the sole source of authoritative literature in its financial statements. The Codification was effective for Wells REIT II in the third quarter of 2009. The adoption of the Codification did not have a significant impact on the Wells REIT II consolidated financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Wells REIT II adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring nonfinancial assets and liabilities did not have a material impact on the Wells REIT II consolidated financial statements.

FASB ASC Topic Business Combinations (“ASC 805”) became effective for Wells REIT II on January 1, 2009. Among other things, the provisions require Wells REIT II to expense transaction costs for property acquisitions as incurred and to record pre-acquisition contingencies and purchase price contingencies at fair value as of the acquisition date. As a result, Wells REIT II recorded net acquisition related expenses of approximately $19.2 million during the year ended December 31, 2009, which includes pre-acquisition costs incurred during 2008 related to pending acquisitions of approximately $5.1 million, of which $3.5 million relates to unapplied acquisition fees payable to Wells Capital and $1.6 million relates to the Dvintsev Business Center—Tower B that was under contract as of January 1, 2009.

Effective January 1, 2009, Wells REIT II adopted the provisions of FASB ASC Topic Consolidation (“ASC 810”), which requires, among other things, (i) noncontrolling ownership interests to be classified as equity, instead of as a minority interest component of mezzanine equity, and (ii) earnings from noncontrolling interests to be included in earnings from consolidated subsidiaries with an additional disclosure of the allocation of such earnings between controlling and noncontrolling interests on the face of the statement of operations. The adoption of ASC 810 did not have a material financial impact on the Wells REIT II consolidated financial statements.

In March 2008, the FASB provided additional guidance in ASC Topic Derivatives and Hedging, (“ASC 815”) requiring additional disclosures about an entity’s derivative and hedging activities including, (i) descriptions of how and why the entity uses derivative instruments, (ii) how such instruments are accounted for under the accounting standard, and (iii) how derivative instruments affect the entity’s financial position, operations, and cash flows. Wells REIT II adopted the additional requirements of ASC 815 effective January 1, 2009, and it has not had a material impact on the Wells REIT II consolidated financial statements or disclosures.

In May 2009, the FASB issued additional guidance for ASC Topic Subsequent Events (“ASC 855”), ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on Wells REIT II’s consolidated financial statements or disclosures. See Note 12 for required subsequent event disclosures.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $3.0 million and $1.9 million was capitalized during the years ended December 31, 2009 and 2008, respectively. Effective January 1, 2009, as required under GAAP, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor, Wells Capital, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.

Wells REIT II is required to make subjective assessments as to the useful lives of our depreciable assets. Wells REIT II considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Wells REIT II’s real estate assets are depreciated or amortized using the straight-line method. The estimated useful lives of our assets by class are as follows:

Building	40 years
Building improvements	5-25 years
Site improvements	10 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells REIT II adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. Wells REIT II has determined that there has been no impairment in the carrying value of real estate assets and related intangible assets held by Wells REIT II to date.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells REIT II’s estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section below for additional details).

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

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs (“Absorption Period Costs”) are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

As of December 31, 2009 and 2008, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
December 31:
2009	$153,189	$557,365	$489,567	$150,081

2008	$153,342	$570,354	$495,249	$150,923

During the years ended December 31, 2009, 2008, and 2007, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2009	$17,912	$64,108	$51,266	$14,570

2008	$19,692	$67,535	$50,210	$14,004

2007	$22,997	$68,273	$45,632	$10,969

The net intangible assets and liabilities as of December 31, 2009 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2010	$17,081	$60,638	$49,617	$14,363
2011	14,075	52,126	45,450	14,095
2012	10,407	43,744	40,221	13,498
2013	8,488	38,067	37,161	13,193
2014	7,398	32,802	34,074	12,608
Thereafter	15,583	94,186	98,067	33,772

	$73,032	$321,563	$304,590	$101,529

Weighted-Average Amortization Period	5 years	6 years	7 years	8 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and Wells REIT II is required to write-off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, Wells REIT II adjusts the carrying value of the intangible lease assets to the discounted cash flows and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Intangible Assets and Liabilities Arising from In-Place Ground Leases where Wells REIT II is the Lessee

In-place ground leases with Wells REIT II as the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million as of December 31, 2009 and 2008, and recognized amortization of this asset of approximately $2.1 million for the year ended December 31, 2009, and $2.1 million for the year ended December 31, 2008.

As of December 31, 2009, the net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2010	$2,069
2011	2,069
2012	2,069
2013	2,069
2014	2,069
Thereafter	95,553

$105,898

Weighted-Average Remaining Amortization Period	53 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and include investments in money market accounts and commercial paper as of December 31, 2009 and December 31, 2008.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT II adjusted the allowance for doubtful accounts by recording an allowance for doubtful accounts, net of recoveries, in general and administrative expenses of approximately $3,611,000 for the year ended December 31, 2009.

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

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2009, 2008, and 2007 of approximately $3.9 million, $1.8 million, and $1.2 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Wells REIT II recognized amortization of deferred lease costs of approximately $5.0 million, $3.1 million, and $1.9 million for the years ended December 31, 2009, 2008, and 2007, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are written off.

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

Noncontrolling Interests

Noncontrolling interests represent the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Noncontrolling interests are adjusted for contributions, distributions, and earnings attributable to the noncontrolling interest holders of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint venturers in accordance with the terms of the respective joint venture agreements. Earnings allocated to such noncontrolling interest holder are recorded as net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations. As of December 31, 2009 and 2008, redeemable noncontrolling interests of $99,000 and $97,000, respectively, are included in accounts payable, accrued expenses, and accrued capital expenditures. Nonredeemable noncontrolling interests are presented separately in the consolidated statements of equity.

Redeemable Common Stock

Wells REIT II’s share redemption program (the “SRP”) requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. At December 31, 2009, Wells REIT II had an insurance-backed source of funding for the redemption of shares under its share redemption program in the event Wells REIT II received an unusually large number of redemption requests due to the death of its investors. As the decision to honor redemptions sought within two years following the death of a stockholder was outside of the control of Wells REIT II and an insurance agreement provided Wells REIT II with the ability to fund all of such redemptions, Wells REIT II recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets equal to the present value of the future estimated deductible amounts under the insurance agreement. In addition, Wells REIT II is required to honor certain other redemptions up to the amount of proceeds raised in the current calendar year under the DRP. Accordingly, the amount of proceeds raised under the DRP, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets.

Under the SRP, “Ordinary Redemptions” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP) have been suspended until at least September 2010; however, Wells REIT II makes no assurances as to when Ordinary Redemptions will resume because, with respect to the provisions of the share redemption program relating to Ordinary Redemptions, the share redemption program may be amended, suspended, or terminated again at any time. As provided under the SRP, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

On February 18, 2010, Wells REIT II’s stockholders approved an amendment to the SRP to impose a limit on the amount of funds that it can pay to redeem shares in connection with the death of stockholders in a particular calendar year. Prior to the amendment, which will become effective by April 30, 2010, Wells REIT II honored all redemption requests made within two years of a stockholder’s death while the aggregate amount that Wells REIT II paid for all other redemptions could not exceed 100% of the net proceeds from its dividend reinvestment plan during the then-current calendar year. As a result of the stockholder-approved amendment, the SRP will limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from the dividend reinvestment plan during that calendar year.

On February 18, 2010, Wells REIT II’s stockholders also approved the termination of the insurance policy that would have provided funding for the redemption of shares under its SRP in the event Wells REIT II received an unusually large number of redemption requests sought within two years of a stockholder’s death. With the amendment to the SRP (described above), the insurance policy no longer offers any benefit.

Further, upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. There were no shares tendered for redemption and not yet redeemed as of December 31, 2009 and December 31, 2008.

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

The following table provides further information relating to Wells REIT II’s interest rate swaps as of December 31, 2009 and 2008 (in thousands):

Instrument Type	Balance Sheet Classification	Fair Value at December 31, 2009	Fair Value at December 31, 2008
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$8,112	$14,644

Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$27,723	$50,734

The following table presents detail of the components of Wells REIT II’s gain (loss) on interest rate swaps that qualify for cash flow hedge accounting treatment for the years ended December 31, 2009 and 2008. There were no amounts reclassified from other comprehensive income to the income statement and no ineffective portion for the periods presented.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (in thousands)
	2009	2008
Market value adjustment to interest rate swap	$6,532	$(11,274)

The following table presents detail of the components of Wells REIT II’s gain (loss) on interest rate swaps that do not qualify for cash flow hedge accounting treatment for the years ended December 31, 2009 and 2008:

Location of Gain or (Loss) Recognized in the Consolidated Statements of Operations	For the Years Ended December 31,
	2009	2008
Gain (loss) on interest rate swaps	$14,134	$(40,788)

For additional information about interest rate swap contracts that Wells REIT II has outstanding, see Fair Value Measurements on page F-21 and Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Contract

On October 2, 2007, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. dollar to Russian rouble exchange rate in connection with a Russian rouble denominated contract to purchase Dvintsev Business Center—Tower B upon completion of construction. The foreign currency exchange contract was indexed against a requirement to purchase 802.4 million Russian roubles at a fixed price of $0.04 per Russian rouble. As of December 31, 2008, Wells REIT II estimated the fair value of this contract equal to a liability of approximately $7.6 million, which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets. This contract was settled on April 1, 2009, for a payment of approximately $8.2 million to the counterparty.

Financial Instruments

As of December 31, 2009 and 2008, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $0.9 billion and $1.2 billion, respectively. Wells REIT II estimated the fair values of the Wachovia Line of Credit and the Wachovia Term Loan by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases for the year ended December 31, 2009 and 2008. Wells REIT II received proceeds from master leases of $1.4 million during the year ended December 31, 2007.

Wells REIT II owns a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Other Property Income

Other property income is composed of fees earned in connection with lease restructurings and other revenue items that are nonrecurring in nature. In September 2008, Wells REIT II entered into a contract with the developer of a building adjacent to the 5 Houston Center Building that grants a perpetual easement between the two buildings to the developer in consideration for $12.0 million payable to Wells REIT II in two nonrefundable installments. Upon execution of the contract, Wells REIT II received the first installment of $6.0 million, which is recorded as deferred income in the accompanying consolidated balance sheets as of December 31, 2008. In the fourth quarter of 2009, Wells REIT II received the second installment of $6.0 million and recognized the entire $12.0 million as other property income in the accompanying consolidated statements of operations.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc. divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Wells REIT II’s director stock options exceeds the current offering price of Wells REIT II’s common stock, the impact of assuming that the outstanding director stock options have been exercised is anti-dilutive. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II and is organized as a Delaware limited liability company and operates, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS as a taxable REIT subsidiary. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells REIT II. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Foreign Currency Translation

Effective July 1, 2009, and commensurate with our first full quarter of ownership of the Dvintsev property, Wells REIT II’s Russian subsidiary changed its functional currency from the Russian rouble to the U.S. dollar and, accordingly, began to maintain its books and records in U.S. dollars instead of in Russian roubles. Gains or losses may result from remeasuring cash or debt denominated in currencies other than our functional currency, and from transactions executed in currencies other than our functional currency due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such remeasurement gains or losses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Fair Value Measurements

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. ASC 820 defines the following fair value hierarchy:

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

Wells REIT II applies the provisions of ASC 820 in recording its interest rate swaps and foreign currency exchange contract at fair value. The valuation of the interest rate swaps and foreign currency hedge contract is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Wells REIT II also applies the provisions of ASC 820 to the allocation of the purchase price of acquired properties to assets and liabilities based on Level 3 assumptions.

The following table presents information about Wells REIT II’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2009					Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2		Level 3	Total	Level 1	Level 2		Level 3
Liabilities:
Interest rate swaps(1)	$35,835	$—	$35,835	(2)	$—	$65,378	$—	$65,378	(3)	$—
Foreign currency exchange contract						$7,638	$—	$7,638	(4)	$—

(1)

The valuation of the interest rate swaps is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

(2)

This balance represents $27,723 of interest rate swaps that do not qualify for hedge accounting treatment and $8,112 of interest rate swaps that do qualify for cash flow hedge accounting treatment, all of which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(3)

This balance represents $50,734 of interest rate swaps that do not qualify for hedge accounting treatment and $14,644 of interest rate swaps that do qualify for cash flow hedge accounting treatment, all of which is included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.

(4)	The foreign currency exchange contract was settled on April 1, 2009, for a payment of approximately $8.2 million to the counterparty.

Operating Segments

Wells REIT II operates in a single reporting segment, and the presentation of Wells REIT II’s financial condition and performance is consistent with the way in which Wells REIT II’s operations are managed.

Accounting Adjustments

In 2007, Wells REIT II recorded certain out-of-period adjustments, which impact the comparability of the results of operations for 2008 and 2007. These accounting adjustments resulted in total out of period charges of approximately $1.9 million for the year ended December 31, 2007 as described below:

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

In 2008, Wells REIT II recorded an out-of-period gain on foreign currency exchange contract of approximately $0.9 million for the year ended December 31, 2007 to correct the amount of cumulative losses previously reported. Wells REIT II adjusted the basis of its foreign currency exchange contract to fair value as estimated by the counterparty to the contract. During the period from October 2007 through June 2008, the estimates provided by the counterparty were incorrect. As a result, Wells REIT II’s net income is understated by $0.9 million for the year ended December 31, 2007.

We believe that the out-of-period activities described above, when considered individually or in the aggregate, is not material to Wells REIT II’s consolidated financial statements for 2008 or 2007. In making this assessment, Wells REIT II has considered qualitative and quantitative factors, including the impact to the individual financial statement captions impacted for each period presented, the noncash nature of the adjustments, and Wells REIT II’s substantial stockholders’ equity balances at the end of each year affected.

Reclassification

Certain prior period amounts have been reclassified to conform with the current-period financial statement presentation. Pursuant to the accounting standard for consolidations, effective January 1, 2009, Wells REIT II reclassified its minority interest balances, a component of mezzanine equity to noncontrolling interests, a component of permanent equity, for all periods presented. Therefore, for all periods presented, net income (loss) includes income attributable to the noncontrolling interests; whereas, net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc. does not.

3.	Real Estate Acquisitions

During the year ended December 31, 2009, Wells REIT II acquired or placed into service the following two properties (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
Cranberry Woods Drive—Phase I	May 29, 2009	Cranberry, Pennsylvania	424,000	$96,400
Dvintsev Business Center—Tower B	May 29, 2009	Moscow, Russia	145,000	67,100

Total			569,000	$163,500

During the year ended December 31, 2008, Wells REIT II acquired the following six properties (dollars in thousands):

Property	Acquisition Date	Location	Approximate Square Feet	Purchase Price(1)
13655 Riverport Drive	February 1, 2008	St. Louis, MO	189,000	$31,600
11200 West Parkland Avenue	March 3, 2008	Milwaukee, WI	230,000	23,600
Lenox Park Buildings	May 8, 2008	Atlanta, GA	1,040,000	275,300
Lindbergh Center Buildings	July 1, 2008	Atlanta, GA	955,000	285,000
Three Glenlake Building	July 31, 2008	Sandy Springs, GA	355,000	100,600
1580 West Nursery Road Buildings	September 5, 2008	Linthicum, MD	315,000	97,600

Total			3,084,000	$813,700

(1)	Purchase prices are presented exclusive of closing costs and acquisition fees.

4.	Lines of Credit and Notes Payable

The following table summarizes the terms of Wells REIT II’s indebtedness outstanding as of December 31, 2009 and 2008 (in thousands):

Facility	Rate as of December 31, 2009		Term Debt or Interest Only		Maturity	Outstanding Balance as of December 31,
						2009	2008
222 E. 41st Street Building mortgage note	LIBOR + 120bp	(1)	Interest Only	(2)	8/16/2017	$153,130	$142,850
100 East Pratt Street Building mortgage note	5.08%		Interest Only		6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%		Interest Only		12/1/2014	90,000	90,000
5 Houston Center Building mortgage note	5.42%		Interest Only		10/1/2010	90,000	90,000
Manhattan Towers Building mortgage note	5.65%		Interest Only		1/6/2017	75,000	75,000
Cranberry Woods Drive mortgage note	LIBOR + 300bp	(3)	Interest Only	(3)	12/22/2012	63,396	—
80 Park Plaza Building mortgage note	LIBOR + 130bp	(4)	Interest Only	(2)	9/21/2016	56,978	53,323
263 Shuman Boulevard Building mortgage note	5.55%		Interest Only		7/1/2017	49,000	49,000
800 North Frederick Building mortgage note	4.62%		Interest Only		11/11/2011	46,400	46,400
One West Fourth Street Building mortgage note	5.80%		Term Debt		12/10/2018	43,408	45,174
SanTan Corporate Center mortgage notes	5.83%		Interest Only		10/11/2016	39,000	39,000
Highland Landmark Building mortgage note	4.81%		Interest Only		1/10/2012	33,840	33,840
Three Glenlake Building mortgage note	LIBOR + 90bp	(5)	Interest Only	(6)	7/31/2013	25,414	25,121
One and Four Robbins Road Buildings mortgage note	5.07%		Interest Only		9/5/2010	23,000	23,000
215 Diehl Road Building mortgage note	5.55%		Interest Only		7/1/2017	21,000	21,000
1580 West Nursery Road Buildings mortgage note	7.67%		Term Debt		9/1/2010	19,786	20,604
Bank Zenit Line of Credit	11.61%		Interest Only		10/2/2014	6,633	6,828
Bank Zenit Line of Credit	14.00%		Interest Only		10/2/2014	5,951	2,382
Wachovia Line of Credit	5.25	%(7)	Interest Only		5/7/2010	—	300,000
Wachovia Term Loan	—		Interest Only		5/9/2009	—	100,000

Total indebtedness						$946,936	$1,268,522

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

(2)	Interest accrues over the term of the note; all principal and interest are payable at maturity. Interest compounds monthly.

(3)	Interest only during the first 24 months. Principal and interest are due monthly in 2012.

(4)

Wells REIT II is party to an interest rate swap agreement, which effectively fixes its interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum and terminates on September 21, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as other comprehensive income (loss) in the accompanying consolidated statements of equity.

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

(7)

The Wachovia Line of Credit bears interest at a rate based on, at the option of Wells REIT II, LIBOR for 7- or 30-day periods, plus an applicable margin ranging from 3.00% to 3.75%, or the floating base rate.

Unsecured Lines of Credit and Term Loan

On May 7, 2009, Wells REIT II entered into an amended and restated credit agreement with a syndicate of banks led by Wachovia Bank N.A. (“Wachovia”), which amended the terms of its prior credit agreement and provided Wells OP II with a $245.0 million unsecured revolving credit agreement (the “Wachovia Line of Credit”).

Wells OP II may borrow up to 50% of the unencumbered asset value. Unencumbered asset value is calculated as the annualized net operating income of the lender-approved unencumbered properties owned for more than two consecutive fiscal quarters divided by 9.00%, plus the book value, computed in accordance with GAAP, of such properties acquired during the most recently ended two fiscal quarters, plus the GAAP book value of construction-in-process properties included in the lender-approved unencumbered properties.

The Wachovia Line of Credit matures on May 7, 2010, and bears interest at a floating rate based on, at the option of Wells OP II, the London Interbank Offered Rate (“LIBOR”) for 7- or 30-day periods, which is subject to a 2.00% floor, plus an applicable margin ranging from 3.00% to 3.75% (the “LIBOR Indexed Rate”) or at the floating base rate, plus an applicable margin ranging from 2.00% to 2.75% (the “Base Indexed Rate”). The base rate for any day is the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is also subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate is based on the ratio of Wells OP II’s debt-to-total-asset value, as defined. At December 31, 2009, Wells OP II had no amounts outstanding under the Wachovia Line of Credit. The interest rate as of December 31, 2009, was 5.25% per annum.

Under the amended and restated Wachovia Line of Credit, accrued interest is payable in arrears on the first day of each calendar month. Wells OP II is required to repay all outstanding principal balances and accrued interest on May 7, 2010. Wells OP II may repay the Wachovia Line of Credit at any time without premium or penalty; however, fees are incurred at a rate of 0.35% of the unused available capacity for the entire time the credit agreement is in effect.

The amended and restated Wachovia Line of Credit contains, among others, the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less at all times;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less at all times;

•	limits the ratio of unencumbered asset value, as defined, to total unsecured debt to be greater than 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	limits the amount of the floating rate debt, as defined, to 20% of Wells REIT II’s total asset value, as defined;

•	requires maintenance of certain minimum tangible net worth; and

•	limits investments that fall outside Wells REIT II’s core investments of improved office and industrial properties located in the United States.

At December 31, 2009, Wells OP II was in compliance with the restrictive covenants on its outstanding debt obligations.

Interest Paid and Extinguishment of Debt

As of December 31, 2009 and 2008, Wells REIT II’s weighted-average interest rate on its lines of credit and notes payable was approximately 5.74% and 4.32%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $44.7 million, $44.4 million, and $36.3 million during the years ended December 31, 2009, 2008, and 2007, respectively, of which approximately $3.0 million, $1.9 million, and $0.1 million was capitalized during the years ended December 31, 2009, 2008, and 2007, respectively. On April 28, 2008, Wells REIT II accepted an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the Key Center Complex mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million. This gain is reported as a gain on early extinguishment of debt in the accompanying consolidated statements of operations.

Debt Maturities

The following table summarizes the aggregate maturities of Wells REIT II’s indebtedness as of December 31, 2009 (in thousands):

2010	$134,906
2011	50,139
2012	103,433
2013	31,752
2014	95,524
Thereafter	531,182

Total	$946,936

The Wachovia Line of Credit will mature on May 7, 2010. Negotiations for a replacement line of credit are currently under way with prospective lenders. Wells REIT II believes that it will be able to secure a replacement line of credit with capacity adequate to meet the scheduled purchase and debt obligations at current-market terms. However, Wells REIT II acknowledges that the U.S. credit markets remain uncertain and, as such, can make no assurances that a replacement line of credit will be executed at terms favorable or desirable to Wells REIT II. In the event that Wells REIT II’s capital needs to fund future real estate acquisition opportunities exceed the net equity proceeds available for investment, plus the maximum borrowing capacity allowed under a replacement line of credit, Wells REIT II would explore other sources of capital, including but not limited to, property-specific mortgage loans.

5.	Commitments and Contingencies

Property Under Construction

On August 1, 2007, Wells REIT II entered into a development agreement with an unrelated third party for the purpose of constructing three interconnected office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Development Project”) for approximately $195.7 million, excluding capitalized interest expense. The first phase of the project was completed in May 2009; the second and final phase of this project consists of two structures containing approximately 400,000 rentable square feet and is estimated to be completed in the second quarter of 2010. As of December 31, 2009, Wells REIT II had incurred and capitalized costs related to the final phase of the Cranberry Woods Development Project of approximately $88.7 million and estimates incurring additional costs of approximately $7.6 million to complete the project, net of reimbursements due from the tenant for construction overruns. The entire Cranberry Woods Development Project is pre-leased to Westinghouse Electric Company, LLC, at rental rates to be determined based on total construction costs.

Obligations Under Operating Leases

Wells REIT II owns three properties that are subject to ground leases with expiration dates of October 11, 2011; December 31, 2058; February 28, 2062; and July 31, 2099. As of December 31, 2009, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2010	$2,468
2011	2,450
2012	2,530
2013	2,557
2014	2,557
Thereafter	216,077

Total	$228,639

Obligations Under Capital Leases

Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012, 2013, and 2021. The required payments under the terms of the leases are as follows as of December 31, 2009 (in thousands):

2010	$41,109
2011	41,109
2012	117,729
2013	499,992
2014	7,200
Thereafter	170,400

877,539
Amounts representing interest	(213,539)

Total	$664,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2009, no tenants have exercised such options that had not been materially satisfied.

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

Stock Option Plan

Wells REIT II maintains a stock option plan that provides for grants of “nonqualified” stock options to be made to selected employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”) (the “Stock Option Plan”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2009, no stock options have been granted under the plan.

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

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2009, 2008, and 2007, follows:

	Number	Exercise Price	Exercisable
Outstanding as of January 1, 2007	40,000	$12	19,000
Granted	7,500	$12
Terminated	(18,000)	$12

Outstanding as of December 31, 2007	29,500	$12	16,500
Granted	—	$12
Terminated	—	$12

Outstanding as of December 31, 2008	29,500	$12	23,000

Granted	—	$12
Terminated	—	$12

Outstanding as of December 31, 2009	29,500	$12	28,500

Wells REIT II has evaluated the fair values of options granted under the Wells REIT II Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2009, was approximately five years.

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

Share Redemption Program

Wells REIT II maintains a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP all “Ordinary Redemptions” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP) have been suspended until at least September 2010; however, Wells REIT II makes no assurances as to when Ordinary Redemptions will resume. As provided under the SRP, all Ordinary Redemption requests will be placed in a pool and honored on a pro rata basis once those redemptions resume.

At such time that Ordinary Redemptions resume, as required under the SRP, Ordinary Redemptions would be redeemable at the lesser of $9.10 per share, or 91% of the price at which those shares were issued. The redemption price is expected to remain fixed until 18 months after Wells REIT II completed its offering stage.

“Offering” for purposes of defining Wells REIT II’s offering stage (i) may be a public offering or a private offering if the private offering is to third parties and is deemed sufficiently robust by the board of directors as to be the basis for establishing a fair market value for the shares of Wells REIT II’s common stock and (ii) does not include offerings on behalf of selling stockholders or offerings related to any dividend reinvestment plan, employee benefit plan, or the redemption of interests in Wells OP II. Thereafter, the redemption price for Ordinary Redemptions would equal 95% of the per-share value of Wells REIT II as estimated by Wells Capital or another firm chosen by the board of directors for that purpose.

Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until 18 months after completion of the above-mentioned offering stage. At that time, the redemption price would be the higher of the amount for which the shares were issued or 100% of the estimated per-share value of Wells REIT II. Wells REIT II will honor all redemption requests that are made within two years following the death of a stockholder.

On February 18, 2010, Wells REIT II’s stockholders approved an amendment to the SRP, which imposes a limit on the amount of funds that it can pay to redeem shares in connection with the death of stockholders in a particular calendar year. Prior to the amendment, which will become effective by April 30, 2010, Wells REIT II honored all redemption requests made within two years of a stockholder’s death, while the aggregate amount that Wells REIT II paid for all other redemptions could not exceed 100% of the net proceeds from our dividend reinvestment plan during the then-current calendar year. As a result of the stockholder-approved amendment, the SRP will limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from the dividend reinvestment plan during that calendar year.

On February 18, 2010, Wells REIT II’s stockholders also approved the termination of the insurance policy that would have provided funding for the redemption of shares under the SRP in the event that Wells REIT II were to receive an unusually large number of redemption requests sought within two years of a stockholder’s death. With the amendment to the SRP described above, the insurance policy no longer offers any benefit. Wells REIT II anticipates savings of approximately $675,000 per year in insurance premiums as a result of the termination of the policy.

After giving effect to the SRP amendment, if Wells REIT II cannot repurchase all shares presented for redemption in any period because of the limitations described above, Wells REIT II will honor redemption requests on a pro rata basis as follows:

•

First, if necessary, Wells REIT II will limit requests for Ordinary Redemptions (which are currently suspended) on a pro rata basis so that the amount paid for Ordinary Redemptions during the then-current calendar year would not exceed 50% of the net proceeds from sales under the dividend reinvestment plan during such calendar year. Requests precluded by this test would not be considered in the tests below.

•

Second, if necessary, Wells REIT II will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test would not be considered in the test below.

•

Finally, if necessary, Wells REIT II will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 100% of the net proceeds from the dividend reinvestment plan during the calendar year.

Further, under the terms of Wells REIT II’s Corporate Governance Guidelines, until its board of directors decides to commence a liquidation of Wells REIT II, Wells REIT II may not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of stockholders. Approximately 8.7 million and 12.4 million shares were redeemed under the SRP during the years ended December 31, 2009 and 2008, respectively.

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

Based on 2009 annualized gross base rent, AT&T comprised approximately 12% of Wells REIT II’s portfolio as of December 31, 2009. Other than AT&T, Wells REIT II does not have any significant concentrations of credit risk from any particular tenant. Tenants in the communications and legal services industries each comprise 15% and 14%, respectively, of Wells REIT II’s 2009 annualized gross base rent. Wells REIT II’s properties are located in 23 states, the District of Columbia, and Moscow, Russia. As of December 31, 2009, approximately 16%, 11%, and 8% of Wells REIT II’s office and industrial properties are located in metropolitan Atlanta, Northern New Jersey, and Cleveland, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2009, is as follows (in thousands):

2010	$414,115
2011	390,317
2012	358,845
2013	334,109
2014	308,987
Thereafter	1,148,003

Total	$2,954,376

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Investment in real estate funded with other assets	$53,663	$18,700	$18,135

Acquisition fees applied to real estate acquired(1)	$—	$12,989	$19,229

Assumption of investment in development authority bonds and obligations under capital leases	$—	$586,000	$—

Fair market value of notes payable assumed upon acquisition of properties	$—	$20,842	$—

Other liabilities assumed upon acquisition of properties	$—	$115	$1,708

Noncash interest accruing into notes payable	$13,928	$12,878	$6,204

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$6,532	$(11,274)	$(2,321)

Accrued capital expenditures and deferred lease costs	$8,226	$14,825	$6,743

Acquisition fees due to affiliate	$195	$1,386	$1,738

Commissions on stock sales and related dealer-manager fees due to affiliate	$53	$1,134	$1,900

Other offering costs due to affiliate	$1,104	$2,215	$2,401

Distributions payable to minority interest partners	$74	$—	$—

Distributions payable	$13,096	$11,559	$9,710

Contribution from noncontrolling interest partners upon acquisition	$—	$5,346	$—

Assumption of noncontrolling interest in consolidated joint venture	$—	$800	$—

Discounts applied to issuance of common stock	$8,856	$7,618	$7,636

Increase in redeemable common stock	$144,504	$64,876	$596,464

(1)	Effective January 1, 2009, all acquisition fees and expenses have been expensed and are included in net cash provided by operating activities.

9.	Related-Party Transactions

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of December 31, 2009, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the Initial Public Offering, $28.8 million related to the Follow-On Offering, and $11.2 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.5% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2009, 2008, and 2007 (in thousands):

	Years Ended December 31,
	2009	2008	2007
Commissions, net of discounts(1)(2)	$34,102	$46,501	$57,469
Asset management fees	29,806	31,039	25,932
Acquisition fees(3)	13,154	16,432	19,298
Administrative reimbursements, net(4)	12,369	11,081	7,753
Dealer-manager fees, net of discounts(1)	12,247	17,261	21,272
Other offering costs(1)	9,016	9,927	9,740
Property management fees	3,776	3,586	2,146
Construction fees	340	359	52

Total	$114,810	$136,186	$143,662

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during 2009, 2008, and 2007.

(3)

Effective January 1, 2009, pursuant to the accounting standard for business combinations, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor, Wells Capital, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions. In connection with adopting this accounting standard, for the year ended December 31, 2009, Wells REIT II wrote off approximately $3.5 million of unapplied acquisition fees related to prior periods and incurred additional acquisition fees of approximately $13.2 million related to current-period activity.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $2.8 million, $2.5 million, and $1.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the years ended December 31, 2009, 2008, and 2007.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of December 31, 2009 and 2008 (in thousands):

	December 31,
	2009	2008
Asset and property management fees due to Wells Capital and/or Wells Management	$2,751	$2,729
Administrative reimbursements due to Wells Capital and/or Wells Management	1,893	2,206
Other offering cost reimbursements due to Wells Capital	1,104	2,215
Acquisition fees due to Wells Capital	195	1,386
Commissions and dealer-manager fees due to WIS	53	1,134

Total	$5,996	$9,670

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of assets by Wells REIT II and other WREF- sponsored programs, as well as distribution income earned from equity interests in another REIT. As of December 31, 2009, Wells REIT II believes that WREF is generating adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

10.	Income Taxes

Wells REIT II’s income tax basis net income for the years ended December 31, 2009, 2008, and 2007 (in thousands) follows:

	2009	2008	2007
GAAP basis financial statement net income (loss)	$40,594	$(22,678)	$(4,668)
Increase (decrease) in net income (loss) resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	95,471	93,785	94,109
Rental income accrued for income tax purposes more (less) than amounts for financial reporting purposes	(14,252)	427	(7,780)
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	3,333	2,666	8,344
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(22,961)	39,494	12,173
Bad debt expense for financial reporting purposes in excess of (less than) amounts for income tax purposes	2,871	(951)	1,656
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	30,342	13,138	9,554

Income tax basis net income, prior to dividends-paid deduction	$135,398	$125,881	$113,388

As of December 31, 2009, the tax basis carrying value of Wells REIT II’s total assets was approximately $5.6 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2009	2008	2007
Ordinary income	47%	52%	58%
Capital gains	—	—	—
Return of capital	53%	48%	42%

Total	100%	100%	100%

Upon adopting a provision under ASC Topic 740 Income Taxes effective January 1, 2007, Wells REIT II wrote off deferred tax assets classified as prepaid expenses and other assets of approximately $388,000 and recorded a liability for unrecognized tax benefits of approximately $22,000 as reductions to the January 1, 2007 balance of stockholders’ equity. As of December 31, 2009, returns for the calendar years 2004 through 2008 remain subject to examination by U.S. or various state tax jurisdictions.

The income tax (expense) benefit reported in the accompanying consolidated statements of operations relates to the operations of Wells TRS. The portion of income tax (expense) benefit attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal	$76	$(163)	$(356)
State	5	(25)	(69)
Other	—	1	(35)

Total	$81	$(187)	$(460)

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS’s effective tax rate for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Years Ended December 31,
	2009	2008	2007
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.33%	3.34%	6.58%
Other	—	(0.21)%	3.37%

Effective tax rate	35.33%	37.13%	43.95%

As of December 31, 2009 and 2008, Wells REIT II had no deferred tax liabilities. As of December 31, 2008, Wells REIT II did not have a deferred tax asset. As of December 31, 2009, Wells REIT II had a deferred tax asset of $81,000 included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The portion of the deferred income tax asset attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007
Federal	$76	$—	$—
State	5	—	—

Total	$81	$—	$—

11.	Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per-share data):

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$137,337	$139,653	$138,266	$154,522
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$6,855	$16,782	$(9,650)	$26,607
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$0.02	$0.04	$(0.02)	$0.05
Distributions per share	$0.15	$0.15	$0.15	$0.15

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$122,172	$127,901	$141,248	$144,067
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$(6,353)	$16,837	$4,150	$(37,312)
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$(0.02)	$0.04	$0.01	$(0.09)
Distributions per share	$0.15	$0.15	$0.15	$0.15

12.	Subsequent Events

Wells REIT II has evaluated subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto included in this report on Form 10-K. In addition to the items disclosed in the preceding footnotes, Wells REIT II had the following subsequent events to report:

Sale of Shares of Common Stock

From January 1, 2010 through February 28, 2010, Wells REIT II raised approximately $68.5 million through the issuance of approximately 6.8 million shares of common stock under the Third Offering. As of February 28, 2010, approximately 235.6 million shares remained available for sale to the public under the Third Offering, exclusive of shares available under the DRP.

Declaration of Distributions

On March 1, 2010, the board of directors of Wells REIT II declared distributions for the second quarter of 2010 in an amount equal to an annualized distribution of $0.60 per share to be paid in June 2010. Such quarterly distributions are payable to the stockholders of record at the close of business on each day during the period from March 16, 2010 through June 15, 2010.

Property Under Contract

On February 12, 2010 Wells REIT II entered into an agreement to purchase two three-story office buildings containing approximately 490,000 rentable square feet located in Littleton, Massachusetts for approximately $88.5 million, exclusive of closing costs, plus an obligation to fund tenant improvements of $5.5 million. In connection with the execution of the agreement, Wells REIT II paid a deposit of $1.0 million to an escrow agent, which will be applied to the purchase price at closing.

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2009

(In thousands)

Description	Location	Ownership Percentage	Encumbrances		Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2009			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (j)
					Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	3,104	$6,241	$31,868	$38,109	$11,144	1980	2/10/2004	0 to 40 years
NEW MANCHESTER ONE	Douglasville, GA	100%	18,000	(a)	600	13,225	13,825	4,318	618	17,525	18,143	$2,472	2003	3/19/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	444	4,502	13,058	17,560	$2,983	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	75,000		11,200	72,467	83,667	3,023	11,459	75,231	86,690	$19,522	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None		5,570	38,218	43,788	5,126	5,627	43,287	48,914	$12,228	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,882	11,050	64,229	75,279	$21,947	1982	.6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(b)	5,846	66,681	72,527	46	5,934	66,639	72,573	$14,422	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	83	26,806	75,794	102,600	$20,125	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	43,408		2,711	69,383	72,094	35	2,721	69,408	72,129	$13,044	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	630	7,015	35,115	42,130	$5,384	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	328	3,625	17,502	21,127	$2,706	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	1,661	7,485	62,187	69,672	$9,408	1985	9/20/2004	0 to 40 years
4100—4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	$5,668	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	523	8,546	44,670	53,216	$9,175	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	(3,231)	8,799	28,957	37,756	$10,851	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	22,925	43,589	66,514	$10,017	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	(1,962)	2,558	33,020	35,578	$5,828	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III (c)	Downers Grove, IL	95%	33,840		3,028	47,454	50,482	(1,228)	3,054	46,200	49,254	$10,066	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	1,733	4,501	49,690	54,191	$14,200	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	$4,242	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	178	522	8,857	9,379	$1,465	2001	3/17/2005	0 to 40 years
5995 OPUS PARKWAY	Minnetonka, MN	100%	None		2,693	14,670	17,363	994	2,737	15,620	18,357	$5,120	1988	4/5/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000		3,452	17,456	20,908	3,240	3,472	20,676	24,148	$4,388	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000		31,234	140,217	171,451	29,652	31,777	169,326	201,103	$29,835	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None		2,822	22,910	25,732	(1,452)	2,822	21,458	24,280	$4,190	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None		5,626	38,254	43,880	166	5,734	38,312	44,046	$9,138	1955	7/6/2005	0 to 40 years
ONE ROBBINS ROAD (d)	Westford, MA	99%	12,556		5,391	33,788	39,179	19	5,391	33,807	39,198	$5,128	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD (d)	Westford, MA	99%	10,444		2,950	32,544	35,494	—	2,950	32,544	35,494	$7,697	2001	8/18/2005	0 to 40 years
BALDWIN POINT	Orlando, FL	100%	None		2,920	19,794	22,714	1,059	2,921	20,852	23,773	$4,040	2005	8/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,722	107,730	116,452	1,080	8,803	108,729	117,532	$28,010	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	8,313	10,134	101,935	112,069	$14,456	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	675	8,819	77,429	86,248	$9,568	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	(7,033)	2,680	35,236	37,916	$3,688	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	90,000		8,186	147,653	155,839	(7,827)	8,186	139,826	148,012	$31,261	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(e)	7,269	244,424	251,693	9,053	7,454	253,292	260,746	$42,244	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	6,018	3,629	40,320	43,949	$6,751	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None		1,381	21,855	23,236	1,551	1,412	23,375	24,787	$4,864	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None		5,150	41,372	46,522	1,998	5,268	43,252	48,520	$11,132	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None		2,150	14,930	17,080	459	2,199	15,340	17,539	$2,421	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	None		2,488	5,483	7,971	7,878	2,546	13,303	15,849	$2,335	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000		4,871	24,669	29,540	114	4,948	24,706	29,654	$3,779	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000		3,174	21,613	24,787	(831)	3,245	20,711	23,956	$3,036	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000		7,142	41,535	48,677	6,765	7,233	48,209	55,442	$7,814	1986	7/20/2006	0 to 40 years
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None		3,519	38,332	41,851	809	3,581	39,079	42,660	$7,140	2001	8/9/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None		1,409	28,393	29,802	682	1,432	29,052	30,484	$4,322	2006	9/6/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None		2,539	13,919	16,458	679	2,557	14,580	17,137	$3,197	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	56,978		31,766	109,952	141,718	5,493	32,221	114,990	147,211	$21,169	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	8,001	29,712	148,894	178,606	$19,798	1989	10/31/2006	0 to 40 years

S-1

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2009

(In thousands)

Description	Location	Owner- ship Percen- tage	Encum- brances		Initial Cost			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2009			Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (j)
					Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	1,184	8,752	45,051	53,803	$10,057	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None		8,955	58,339	67,294	3,620	9,106	61,808	70,914	$17,782	1991	1/4/2007	0 to 40 years
2000 PARK LANE LAND	North Fayette, PA	100%	None		1,044	—	1,044	12	1,056	—	1,056	$—	N/A	1/5/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None		2,726	30,078	32,804	1,496	2,762	31,538	34,300	$6,732	1990	3/27/2007	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(6,148)	53,099	53,482	106,581	$4,189	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None		10,232	54,070	64,302	35	10,232	54,105	64,337	$5,202	2000	7/12/2007	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	63,396		15,512	—	15,512	165,731	15,512	165,731	181,243	$1,624	2009	8/1/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	153,130	(e)	—	324,520	324,520	1,414	—	325,934	325,934	$25,113	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	76	7,663	11,050	18,713	$1,585	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None		3,723	20,597	24,320	5,326	3,786	25,860	29,646	$2,635	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	$10,249	2002/ 2003/2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None		3,896	17,144	21,040	461	3,965	17,536	21,501	$1,267	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None		2,035	9,262	11,297	217	2,072	9,442	11,514	$510	2007	11/5/2007	0 to 40 years
13655 RIVERPORT DRIVE	St. Louis, MO	100%	None		6,138	19,105	25,243	8	6,138	19,113	25,251	$1,393	1998	2/1/2008	0 to 40 years
11200 WEST PARKLAND AVENUE	Milwaukee, WI	100%	None		3,219	15,394	18,613	2,201	3,219	17,595	20,814	$1,550	1990	3/3/2008	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%	216,000	(f)	28,478	225,067	253,545	4,185	28,858	228,872	257,730	$12,014	1992/1999/ 2001/2002	5/8/2008	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	250,000	(e),(g)	—	262,468	262,468	3,252	—	265,720	265,720	$12,213	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING (i)	Sandy Springs, GA	95%	25,414/ 120,000	(h)	7,517	88,784	96,301	891	8,055	89,137	97,192	$4,295	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%	19,786		11,410	78,988	90,398	1,212	11,745	79,865	91,610	$4,182	1992	9/5/2008	0 to 40 years
DVINTSEV BUSINESS CENTER—TOWER B	Moscow, Russia	100%	12,584	(e)	—	66,387	66,387	—	—	66,387	66,387	$9,071	2009	5/29/2009	0 to 40 years
147-149 SOUTH STATE STREET	Salt Lake City, UT	100%	None		525	—	525	187	712	—	712	$—	N/A	8/26/2009	0 to 40 years

Total—100% REIT II Properties					$545,919	$3,937,093	$4,483,012	$284,652	$553,515	$4,214,149	$4,767,664	$635,081

(a)	As a result of the acquisition of the New Manchester One Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $18.0 million.

(b)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.

(c)	Wells REIT II acquired an approximate 95.0% interest in the Highland Landmark III Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.

(d)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.

(e)	Property is owned subject to a long-term ground lease.

(f)	As a result of the acquisition of the Lenox Park Buildings, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $216.0 million.

(g)	As a result of the acquisition of the Lindbergh Center Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $250.0 million.

(h)	As a result of the acquisition of the Three Glenlake Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(i)	Wells REIT II acquired an approximate 95.0% interest in the Three Glenlake Building through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.

(j)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 10 years, and Buildings are depreciated over 40 years.

S-2

Wells Real Estate Investment Trust II, Inc.

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2009

(In thousands)

	2009	2008	2007
Real Estate:
Balance at the beginning of the year	$4,625,137	$3,787,838	$2,938,153
Additions to/improvements of real estate	159,654	870,227	863,782
Write-offs of tenant improvements	(890)	(501)	(547)
Write-offs of intangible assets(1)	(2,704)	(9,139)	(10,015)
Write-offs of fully depreciated/amortized assets	(13,533)	(23,288)	(3,535)

Balance at the end of the year	$4,767,664	$4,625,137	$3,787,838

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$467,945	$324,472	$185,322
Depreciation and amortization expense	183,239	168,300	145,107
Write-offs of tenant improvements	(673)	(110)	(105)
Write-offs of intangible assets(1)	(1,896)	(1,429)	(2,317)
Write-offs of fully depreciated/amortized assets	(13,533)	(23,288)	(3,535)

Balance at the end of the year	$635,081	$467,945	$324,472

(1)	- Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.

S-3