Form 10-Q
period 2010-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-05-11
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of April 30, 2010: 515,736,352 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. [See Item 1A in this Form 10-Q and] Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009, for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed noted to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells REIT II’s results of operations for the three months ended March 31, 2010, are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) March 31, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$555,308	$553,515
Buildings and improvements, less accumulated depreciation of $337,927 and $314,348 as of March 31, 2010 and December 31, 2009, respectively	3,009,246	2,991,502
Intangible lease assets, less accumulated amortization of $336,761 and $320,733 as of March 31, 2010 and December 31, 2009, respectively	480,823	500,493
Construction in progress	87,683	87,073

Total real estate assets	4,133,060	4,132,583
Cash and cash equivalents	153,698	102,725
Tenant receivables, net of allowance for doubtful accounts of $3,603 and $4,117 as of March 31, 2010 and December 31, 2009, respectively	100,884	97,679
Prepaid expenses and other assets	22,947	23,468
Deferred financing costs, less accumulated amortization of $5,321 and $4,181 as of March 31, 2010 and December 31, 2009, respectively	5,160	6,300
Intangible lease origination costs, less accumulated amortization of $195,915 and $184,977 as of March 31, 2010 and December 31, 2009, respectively	294,443	304,590
Deferred lease costs, less accumulated amortization of $12,391 and $11,072 as of March 31, 2010 and December 31, 2009, respectively	42,419	42,719
Investment in development authority bonds	664,000	664,000

Total assets	$5,416,611	$5,374,064

Liabilities:
Line of credit and notes payable	$950,235	$946,936
Accounts payable, accrued expenses, and accrued capital expenditures	88,647	89,312
Due to affiliates	3,035	5,996
Distributions payable	13,443	13,096
Deferred income	26,499	23,990
Intangible lease liabilities, less accumulated amortization of $52,081 and $48,552 as of March 31, 2010 and December 31, 2009, respectively	98,783	101,529
Obligations under capital leases	664,000	664,000

Total liabilities	1,844,642	1,844,859
Commitments and Contingencies (Note 4)	—	—
Redeemable Common Stock	867,608	805,844
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 512,950,098 and 499,895,448 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	5,129	4,999
Additional paid-in capital	4,578,804	4,461,980
Cumulative distributions in excess of earnings	(1,008,322)	(935,019)
Redeemable common stock	(867,608)	(805,844)
Other comprehensive loss	(8,885)	(8,029)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	2,699,118	2,718,087
Nonredeemable Noncontrolling interests	5,243	5,274

Total equity	2,704,361	2,723,361

Total liabilities, redeemable common stock, and equity	$5,416,611	$5,374,064

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$107,756	$106,824
Tenant reimbursements	23,364	25,871
Hotel income	4,042	4,356
Other property income	412	286

	135,574	137,337
Expenses:
Property operating costs	40,772	42,492
Hotel operating costs	3,936	3,964
Asset and property management fees:
Related-party	8,313	8,358
Other	1,001	1,024
Acquisition fees and expenses	3,390	8,824
Depreciation	23,579	21,975
Amortization	29,229	29,948
General and administrative	6,048	6,806

	116,268	123,391

Real estate operating income	19,306	13,946
Other income (expense):
Interest expense	(22,466)	(21,822)
Interest and other income	10,311	10,346
Loss on foreign currency exchange contract	—	(582)
Gain (loss) on interest rate swaps	(4,860)	4,791

	(17,015)	(7,267)

Gain before income tax benefit	2,291	6,679
Income tax benefit	236	216

Net income	2,527	6,895
Less: Net income attributable to noncontrolling interests	(18)	(40)

Net income attributable to Wells Real Estate Investment Trust II, Inc.	$2,509	$6,855

Per-share information – basic and diluted:
Net income attributable to Wells Real Estate Investment Trust II, Inc.	$0.00	$0.02

Weighted-average common shares outstanding – basic and diluted	505,018	446,105

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	14,836	148	148,215	—	—	—	148,363	—	148,363
Redemptions of common stock	(1,781)	(18)	(17,539)	—	—	—	(17,557)	—	(17,557)
Increase in redeemable common stock	—	—	—	—	(61,764)	—	(61,764)	—	(61,764)
Distributions to common stockholders ($0.15 per share)	—	—	—	(75,812)	—	—	(75,812)	—	(75,812)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(11,970)	—	—	—	(11,970)	—	(11,970)
Other offering costs	—	—	(1,882)	—	—	—	(1,882)	—	(1,882)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	2,509	—	—	2,509	—	2,509
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	18	18
Market value adjustment to interest rate swap	—	—	—	—	—	(856)	(856)	—	(856)

Comprehensive income	—	—	—	—	—	—	1,653	18	1,671

Balance, March 31, 2010	512,950	$5,129	$4,578,804	$(1,008,322)	$(867,608)	$(8,885)	$2,699,118	$5,243	$2,704,361

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,427	$2,582,210
Issuance of common stock	16,145	161	161,285	—	—	—	161,446	—	161,446
Redemptions of common stock	(5,070)	(50)	(47,162)	—	—	—	(47,212)	—	(47,212)
Increase in redeemable common stock	—	—	—	—	4,793	—	4,793	—	4,793
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(69)	(69)
Distributions to common stockholders ($0.15 per share)	—	—	—	(66,978)	—	—	(66,978)	—	(66,978)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(13,375)	—	—	—	(13,375)	—	(13,375)
Other offering costs	—	—	(2,029)	—	—	—	(2,029)	—	(2,029)
Components of comprehensive income:
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	40	40
Net income attributable to Wells Real Estate Investment Trust II, Inc.	—	—	—	6,855	—	—	6,855	—	6,855
Foreign currency translation adjustment	—	—	—	—	—	(158)	(158)	—	(158)
Market value adjustment to interest rate swap	—	—	—	—	—	2,024	2,024	—	2,024

Comprehensive income	—	—	—	—	—	—	8,721	40	8,761

Balance, March 31, 2009	453,084	$4,531	$4,041,985	$(754,874)	$(656,547)	$(12,946)	$2,622,149	$5,398	$2,627,547

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,527	$6,895
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(828)	(2,414)
Depreciation	23,579	21,975
Amortization	30,787	31,582
Loss (gain) on interest rate swaps	2,534	(6,885)
Remeasurement loss on foreign currency	76	849
Loss on foreign currency exchange contract	—	582
Noncash interest expense	4,608	3,769
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(2,105)	50
(Increase) decrease in prepaid expenses and other assets	(3,506)	5,489
Decrease in accounts payable and accrued expenses	(1,124)	(2,107)
Decrease in due to affiliates	(2,998)	(4,817)
Increase (decrease) in deferred income	2,509	(2,326)

Net cash provided by operating activities	56,059	52,642
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(45,009)	(46,448)
Deferred lease costs paid	(1,235)	(1,112)

Net cash used in investing activities	(46,244)	(47,560)
Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	—	3,206
Repayments of lines of credit and notes payable	(546)	(31,535)
Distributions paid to noncontrolling interests	(123)	(69)
Issuance of common stock	146,140	159,750
Redemptions of common stock	(17,557)	(47,212)
Distributions paid to stockholders	(34,898)	(29,193)
Distributions paid to stockholders and reinvested in shares of our common stock	(40,567)	(37,467)
Commissions on stock sales and related dealer-manager fees paid	(9,331)	(11,677)
Other offering costs paid	(2,261)	(3,652)

Net cash provided by financing activities	40,857	2,151

Net increase in cash and cash equivalents	50,672	7,233
Effect of foreign exchange rate on cash and cash equivalents	301	74
Cash and cash equivalents, beginning of period	102,725	86,334

Cash and cash equivalents, end of period	$153,698	$93,641

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

As of March 31, 2010, Wells REIT II owned controlling interests in 66 office properties, one industrial property, and one hotel, which include 89 operational buildings. These properties are comprised of approximately 20.9 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 64 are wholly owned and four are owned through consolidated joint ventures. As of March 31, 2010, the office properties and industrial property were approximately 93.3% leased (office properties were approximately 96.0% leased).

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan (“DRP”), pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Initial Public Offering”). Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under the Initial Public Offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the Initial Public Offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s DRP, pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Follow-On Offering”). On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the Follow-On Offering and 174.4 million unsold shares related to the DRP originally registered under the Initial Public Offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under the Follow-On Offering, including shares sold under the DRP, through November 2008. Wells REIT II stopped offering shares for sale under the Follow-On Offering on November 10, 2008.

On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II is currently offering up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. As of March 31, 2010, Wells REIT II had raised gross offering proceeds of approximately $0.9 billion from the sale of approximately 92.5 million shares under the Third Offering, including shares sold under the DRP. On April 27, 2010, Wells REIT II’s board of directors elected to conclude the Third Offering effective June 30, 2010. As a result, Wells REIT II will not make offers under its current primary public offering after June 30, 2010; however, Wells REIT II will continue to offer shares through its dividend reinvestment program.

As of March 31, 2010, Wells REIT II had raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering, and the Third Offering of approximately $5.5 billion. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $491.0 million, acquisition fees of approximately $108.7 million, other organization and offering expenses of approximately $73.6 million, and common stock redemptions paid pursuant to our share redemption program of approximately $343.1 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.5 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets. As of March 31, 2010, approximately 231.8 million shares remain available for sale to the public under the Third Offering through June 30, 2010, exclusive of shares available under the DRP.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009.

Redeemable Common Stock

Wells REIT II’s share redemption program (the “SRP”) requires Wells REIT II to honor all redemption requests made within two years following the death of a stockholder. As of March 31, 2010 and December 31, 2009, Wells REIT II had an insurance-backed source of funding for the redemption of shares under its share redemption program in the event Wells REIT II received an unusually large number of redemption requests due to the death of its investors. As the decision to honor redemptions sought within two years following the death of a stockholder was outside of the control of Wells REIT II and an insurance agreement provided Wells REIT II with the ability to fund all of such redemptions, Wells REIT II recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets equal to the present value of the future estimated deductible amounts under the insurance agreement for all periods presented. In addition, Wells REIT II is required to honor certain other redemptions up to the amount of proceeds raised in the current calendar year under the DRP. Accordingly, the amount of proceeds raised under the DRP, less redemptions funded in the current calendar year, is also recorded as redeemable common stock in the temporary equity section of the accompanying consolidated balance sheets.

Effective April 30, 2010, Wells REIT II (i) amended the SRP to limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from the DRP during that calendar year, and (ii) terminated of the insurance-backed funding agreement described above. As a result, effective April 30, 2010, Wells REIT II will only record redeemable common stock for the amount of proceeds raised under the DRP, less redemptions tendered for redemption in the current calendar year.

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

The following tables provide additional information related to Wells REIT II’s interest rate swaps as of March 31, 2010 and December 31, 2009 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$8,968	$8,112

Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$30,257	$27,723

	Three Months Ended March 31,
	2010	2009
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$(856)	$2,024

Gain (loss) on interest rate swaps recognized through earnings	$(4,860)	$4,791

During the periods presented, Wells REIT II did not (i) reclassify any portion of unrecognized losses in other comprehensive income to earnings, or (ii) recognize gains (losses) for the ineffective portion of swaps that qualify for hedge accounting treatment.

For additional information about Wells REIT II’s interest rate swap contracts, see Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Contract

On October 2, 2007, Wells REIT II entered into a foreign currency exchange contract to hedge its exposure to fluctuations in the U.S. dollar to Russian rouble exchange rate in connection with a Russian rouble denominated contract to purchase Dvintsev Business Center – Tower B upon completion of construction. This contract did not qualify for hedge accounting treatment; accordingly, its estimated fair value was adjusted through earnings until it was settled on April 1, 2009 with a payment of approximately $8.2 million to the counterparty.

Foreign Currency Measurement

Wells REIT II’s Russian subsidiary uses the U.S. dollar as its functional currency and, accordingly, maintains its books and records in U.S. dollars. Gains or losses may result from remeasuring cash or debt denominated in currencies other than our functional currency, and from transactions executed in currencies other than our functional currency due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such remeasurement gains or losses are included in general and administrative expenses in the accompanying consolidated statements of operations.

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

Wells REIT II records its interest rate swaps at fair value estimated using level 2 techniques and assumptions, as defined above. The fair value of Wells REIT II’s interest rate swaps were $39.2 million and $35.8 million at March 31, 2010 and December 31, 2009, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details.

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

In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells REIT II for 2010. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to ASC Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells REIT II on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells REIT II’s consolidated financial statements or disclosures.

3.	Real Estate Acquisitions

Summary

As of March 31, 2010, Wells REIT II owned interests in 68 properties as a result of acquiring the property described below in the first quarter of 2010 and acquiring 67 properties in prior periods.

Sterling Commerce Center

On March 8, 2010, Wells REIT II acquired four office buildings containing approximately 323,000 rentable square feet and located in Columbus, Ohio (the “Sterling Commerce Buildings”) for $36.6 million, exclusive of closing costs. The Sterling Commerce Buildings are entirely leased to Sterling Commerce, a wholly owned subsidiary of AT&T, Inc., under a 10-year lease.

4.	Line of Credit and Notes Payable

As of March 31, 2010 and December 31, 2009, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2010	December 31, 2009
222 E. 41st Street Building mortgage note	$155,700	$153,130
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Cranberry Woods Drive mortgage note	63,396	63,396
80 Park Plaza Building mortgage note	57,930	56,978
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	42,950	43,408
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,485	25,414
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
1580 West Nursery Road Buildings mortgage note	19,573	19,786
Bank Zenit loan (11.61%)	6,831	6,633
Bank Zenit loan (14.00%)	6,130	5,951

Total indebtedness	$950,235	$946,936

As of March 31, 2010, Wells REIT II was in compliance with the restrictive covenants on its outstanding debt obligations.

During the three months ended March 31, 2010 and 2009, Wells REIT II made interest payments of approximately $10.8 million and $10.4 million, respectively, including amounts capitalized of approximately $0.5 million and $0.3 million, respectively.

As of March 31, 2010 and December 31, 2009, the estimated fair value of Wells REIT II’s line of credit and notes payable was approximately $939.3 million and $907.7 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Please refer to Note 8. Subsequent Events regarding the replacement of our line of credit in May 2010.

5.	Commitments and Contingencies

Properties Under Construction

Wells REIT II engaged an unrelated third party to construct three interconnected office buildings comprised of approximately 824,000 rentable square feet and located in Cranberry, Pennsylvania (the “Cranberry Woods Development Project”) for approximately $195.7 million, excluding capitalized interest expense. The first phase of the Cranberry Woods Development Project was completed in May 2009. The second and final phase of the Cranberry Woods Development Project entails two structures containing approximately 400,000 rentable square feet and is estimated to be completed in 2010. Upon completion of construction, the Cranberry Woods Development Project will be 100% leased to

Westinghouse Electric Company, LLC at rental rates to be determined based on total construction costs. As of March 31, 2010, Wells REIT II had incurred and capitalized costs related to the second phase of the Cranberry Woods Development Project of approximately $95.6 million and estimates incurring additional costs of approximately $0.8 million to complete the project, net of anticipated reimbursements from the tenant for construction overruns.

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2010, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing transactions for the three months ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,
	2010	2009
Other liabilities assumed upon acquisition of properties	$617	$—

Noncash interest accruing into notes payable	$3,593	$3,355

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(856)	$2,024

Accrued capital expenditures and deferred lease costs	$2,205	$10,741

Acquisition fees due to affiliate	$196	$—

Commissions on stock sales and related dealer-manager fees due to affiliate	$469	$1,136

Other offering costs due to affiliate	$725	$592

Distributions payable to stockholders	$13,443	$11,877

Discounts applied to issuance of common stock	$2,223	$1,696

Increase (decrease) in redeemable common stock	$61,764	$(4,793)

7.	Related-Party Transactions and Agreements

Advisory Agreement

Wells REIT II and Wells Capital are party to an advisory agreement (the “Advisory Agreement”). As in effect at March 31, 2010, the Advisory Agreement provides that Wells Capital receives the following fees and reimbursements:

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

Either party may terminate the Advisory Agreement without cause or penalty upon providing 60 days’ prior written notice to the other. Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse Wells Capital for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of March 31, 2010, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the Initial Public Offering, $28.8 million related to the Follow-On Offering, and $13.1 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.4% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2010 and 2009, respectively (in thousands):

	Three Months Ended March 31,
	2010	2009
Commissions, net of discounts(1)(2)	$7,267	$8,536
Asset management fees	7,402	7,428
Dealer-manager fees, net of discounts(1)	2,480	3,143
Administrative reimbursements, net(3)	3,112	2,857
Acquisition fees(4)	2,924	3,196
Other offering costs(1)	1,882	2,029
Property management fees	911	930
Construction fees(5)	77	128

Total	$26,055	$28,247

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during the three months ended March 31, 2010 and 2009.

(3)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.6 million for each of the three month periods ended March 31, 2010 and 2009.

(4)	Costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor Wells Capital, are expensed as incurred.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months ended March 31, 2010 and 2009, respectively.

Due to Affiliates

The detail of amounts due to affiliates is provided below as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Administrative reimbursements due to Wells Capital and/or Wells Management	$1,311	$1,893
Other offering cost reimbursements due to Wells Capital	725	1,104
Commissions and dealer-manager fees due to WIS	469	53
Asset and property management fees due to Wells Capital and/or Wells Management	334	2,751
Acquisition fees due to Wells Capital	196	195

	$3,035	$5,996

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by Wells REIT II and other WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT. As of March 31, 2010, Wells REIT II believes that WREF is generating adequate cash flow from operations and has additional liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

8.	Subsequent Events

Wells REIT II has evaluated subsequent events in conjunction with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items:

Property Acquisition

On April 1, 2010, Wells REIT II purchased two three-story office buildings with approximately 490,000 rentable square feet located at 550 King Street, Littleton, Massachusetts (the “550 King Street Building”) for approximately $94.0 million, exclusive of closing costs. The 550 King Street Building is leased entirely to International Business Machines Corporation under a 10-year lease.

Status of the Public Offering

On April 27, 2010, Wells REIT II’s board of directors elected to conclude the Third Offering effective June 30, 2010. As a result, Wells REIT II will not make offers under its current primary public offering after June 30, 2010; however, Wells REIT II will continue to offer shares through its dividend reinvestment program. From April 1, 2010 through April 30, 2010, Wells REIT II raised approximately $32.8 million through the issuance of approximately 3.3 million shares of common stock under the Third Offering. As of April 30, 2010, approximately 228.6 million shares remained available for sale to the public under the Third Offering through June 30, 2010, exclusive of shares available under the DRP.

Corporate Credit Rating

In connection with evaluating various borrowing arrangements to replace the line of credit agreement in place with Wachovia Bank, N.A./Wells Fargo Bank, N.A. as lead agent as of March 31, 2010, Wells REIT II sought a credit rating from Moody’s Investors Service and Standard and Poor’s Ratings Services. As a result of obtaining an investment-grade rating from both agencies in April 2010, Wells REIT II believes it was able to garner broader participation from prospective lenders and to achieve lower pricing on the replacement credit facility described below.

Replacement Credit Facility

On May 7, 2010, Wells REIT II entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A., which was scheduled to mature on May 7, 2010.

The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three- or six-month periods, plus an applicable margin ranging from 2.60% to 3.40% (the “LIBOR Rate”), or at an alternate base rate, plus an applicable margin ranging from 1.60% to 2.40% (the “Base Rate”). The base rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate, for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on Wells REIT II’s leverage ratio, as defined, if it does not have a corporate credit rating. Additionally, Wells REIT II will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on its leverage ratio, if it does not have a corporate credit rating.

Under the JPMorgan Chase Credit Facility, interest on LIBOR Rate loans is payable in arrears on the last day of each interest period; interest on Base Rate loans is payable in arrears, on the first day of each month. Wells REIT II is required to repay all outstanding principal balances and accrued interest by May 7, 2013. Further, Wells REIT II is subject to certain restrictive and financial covenants under the JPMorgan Chase Credit Facility, including a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Overview

During the periods presented, we have continued to receive investor proceeds under our public offerings and to invest those proceeds in real estate assets and to repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense.

Liquidity and Capital Resources

Overview

We have continued to raise funds through the sale of our common stock under our public offerings and have invested the majority of those proceeds in real properties. We anticipate receiving additional proceeds from the sale of our common stock under our current primary public offering through June 30, 2010, and proceeds from our dividend reinvestment program and using such proceeds, in combination with debt proceeds and cash on hand, to invest in future acquisitions of real property. To the extent that timing differences arise between the rate at which we raise capital through the sale of our common stock and the rate at which we are able to acquire suitable real estate investment opportunities, we may use equity proceeds to repay amounts outstanding on our line of credit or on other borrowings. We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be dependent upon the amount of cash generated from our operating activities, how quickly we are able to invest proceeds from the sale of our common stock in quality income-producing assets, our expectations of future cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

Short-term Liquidity and Capital Resources

During the three months ended March 31, 2010, we generated net cash flows from operating activities of $56.0 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest earned on cash balances, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with cash on hand, net cash flows from operating activities were used to fund distributions to stockholders of approximately $75.5 million during the three months ended March 31, 2010. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders as well. Please refer to the “Distributions” section below for additional information regarding the sources of cash used to fund future distributions to stockholders.

During the three months ended March 31, 2010, we generated net proceeds from the sale of common stock under our current public offering, net of commissions, dealer-manager fees, and acquisition fees, offering cost reimbursements, and share redemptions of $114.1 million, of which $45.0 million was used to fund investments in new and existing properties. We are actively pursuing real estate investment opportunities and intend to use offering proceeds generated from the sale of common stock under the Third Offering through June 30, 2010, cash on hand and additional borrowings on our line of credit or from new mortgages to fund additional real estate investments. On April 27, 2010, our board of directors elected to conclude the Third Offering effective June 30, 2010. As a result, we will not make offers under our current primary public offering after June 30, 2010; however, we will continue to offer shares through our dividend reinvestment program. As of April 30, 2010, approximately 228.6 million shares remain available for sale under the Third Offering through June 30, 2010, exclusive of shares available under the DRP.

As of March 31, 2010, we had access to the full borrowing capacity under our line of credit with Wachovia Bank N.A./Wells Fargo Bank N.A. of $245.0 million. Effective May 7, 2010, we replaced our line of credit with a $500.0 million, three-year replacement credit facility led by JPMorgan Chase Bank, N.A. Please refer to Note 8. Subsequent Events in the accompanying consolidated financial statements for additional details on the replacement credit facility.

Long-term Liquidity and Capital Resources

Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our dividend reinvestment program, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, repaying or refinancing debt, offering-related costs, operating expenses, interest expense, distributions, and redemptions of shares of our common stock under our share redemption program.

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

We have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of March 31, 2010, our debt-to-real-estate asset ratio was approximately 18.5%.

To the extent that future cash flows provided by operations are lower due to lower returns on properties, future distributions to stockholders may be lower as well. Cash flow from operations will depend significantly on the level of occupancy, market rents and our tenants’ ability to make rental payments in the future. We believe that the diversity and creditworthiness of our tenant base helps to mitigate the risk of a tenant defaulting on a lease. However, general economic downturns, downturns in one or more of our core markets, or downturns in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire. In the event of any of these situations, our cash flow and consequently our ability to meet capital needs could adversely affect our ability to pay distributions in the future.

Contractual Commitments and Contingencies

Our contractual obligations as of March 31, 2010 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$950,235	$134,242	$153,740	$127,549	$534,704
Interest obligations on debt(1)	286,362	40,711	89,803	77,246	78,602
Capital lease obligations(2)	664,000	—	78,000	466,000	120,000
Purchase obligations(3)	9,852	9,852	—	—	—
Operating lease obligations	228,022	1,851	4,980	5,114	216,077

Total	$2,138,471	$186,656	$326,523	$675,909	$949,383

(1)

Interest obligations are measured at the contractual rate for fixed-rate date debt, or at the effectively fixed-rate for variable- rate debt with interest rate swaps agreements. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)

Amounts include principal obligations only. We made interest payments on these obligations of $10.3 million during the three months ended March 31, 2010, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(3)	Represents purchase commitments for Cranberry Woods Drive Phase II, of which approximately $9.1 million relates to construction overruns that are recoverable from the tenant.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and potential future acquisitions of real estate assets.

Comparison of the three months ended March 31, 2009 versus the three months ended March 31, 2010

Rental income remained relatively stable at approximately $106.8 million for the three months ended March 31, 2009 compared to approximately $107.8 million for the three months ended March 31, 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain relatively consistent in future periods as well.

Tenant reimbursements and property operating costs decreased from approximately $25.9 million and $42.5 million, respectively, for the three months ended March 31, 2009, as compared to approximately $23.4 million and $40.8 million, respectively, for the three months ended March 31, 2010, primarily due to lower utility usage and costs and lower property taxes in 2010.

Hotel income, net of hotel operating costs, increased slightly from $0.4 million for the three months ended March 31, 2009 to $0.6 million for the three months ended March 31, 2010 due to an increase in average occupancy levels, partially offset by a decrease in the average daily rate. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate according to changes in economic conditions in Cleveland, Ohio.

Asset and property management fees remained relatively stable at approximately $9.4 million for the three months ended March 31, 2009 compared to approximately $9.3 million for the three months ended March 31, 2010. We expect asset and property management fees to increase in the short term as we acquire additional properties. Such increases are subject to the asset management fee ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses decreased from approximately $8.8 million for the three months ended March 31, 2009 to approximately $3.4 million for the three months ended March 31, 2010, due to implementing a prospective accounting rule change. Effective January 1, 2009, GAAP required us to expense acquisition-related costs as incurred; whereas, prior to this date, acquisition fees and expenses were capitalized as incurred and allocated to properties upon investment. In connection with adopting this accounting rule change, we wrote off $5.6 million of unapplied acquisition fees and expenses in the first quarter of 2009 related to prior periods.

Depreciation increased from approximately $22.0 million from the three months ended March 31, 2009 to approximately $23.6 million for the three months ended March 31, 2010, primarily due to the impact of properties acquired in the second quarter of 2009. Excluding the impact of future property acquisitions and changes to leases currently in place at our properties, depreciation is expected to continue to increase slightly in future periods, as compared to historical periods, due to ongoing capital improvements at our properties.

Amortization remained relatively consistent at approximately $29.9 million for the three months ended March 31, 2009 as compared to approximately $29.2 million for the three months ended March 31, 2010. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, future amortization is expected to remain consistent in future periods as well.

General and administrative expenses decreased from approximately $6.8 million for the three months ended March 31, 2009 to approximately $6.0 million for the three months ended March 31, 2010, due to decreases in both foreign currency re-measurement expense and costs incurred in connection with prospective acquisitions that did not close.

Interest expense increased from approximately $21.8 million for the three months ended March 31, 2009 to approximately $22.5 million for the three months ended March 31, 2010, primarily due to interest expense on debt related to properties acquired in the second quarter of 2009, which was partially offset by maintaining a $0 outstanding balance on the Wachovia Bank, N.A./Wells Fargo Bank, N.A. line of credit throughout the first quarter of 2010. Future interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, the level of additional proceeds that we are able to raise under our public offerings, our ability to secure financings or re-financings, and changes in market interest rates. We anticipate that future borrowings will be used primarily to fund anticipated future acquisitions of real estate.

Interest and other income remained relatively consistent at approximately $10.3 million for each of the three-month periods ended March 31, 2009 and 2010. Future levels of interest income will vary primarily based on differences in the pace at which capital is raised in our public offerings and the pace at which such capital is invested in real estate assets or used to repay borrowings.

We recognized a loss on foreign currency exchange contract of approximately $0.6 million for the three months ended March 31, 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009 with a payment of $8.2 million.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $4.8 million for the three months ended March 31, 2009, as compared to a loss of $4.9 million for the three months ended March 31, 2010. We anticipate that future gains (losses) on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore, do not impact net income (loss).

Net income attributable to Wells REIT II decreased from $6.9 million ($0.02 per share) for the three months ended March 31, 2009 to approximately $2.5 million ($0.00 per share) for the three months ended March 31, 2010. The decrease in net income attributable to Wells REIT II is primarily due to recognizing a $4.9 million loss on interest rate swaps for the three months ended March 31, 2010, as compared to a $4.8 million gain on interest rate swaps during the three months ended March 31, 2009, partially offset by writing off $5.6 million of unapplied acquisition costs related to prior periods in 2009 in connection with adopting the accounting rule change explained above. Absent the impact of future acquisitions and future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at similar levels in the near term. Should the decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

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

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As required by GAAP, effective January 1, 2009, we began to expense all acquisition-related costs as incurred. As provided in the prospectuses for our public offerings, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not utilize cash generated from operations. Acquisition-related costs include acquisition fees payable to our advisor (see Note 7 to our accompanying consolidated financial statements), customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs, and other miscellaneous costs directly related to our investments in real estate.

During the three months ended March 31, 2010, we paid total distributions to common stockholders, including $40.1 million reinvested in our common stock pursuant to our DRP, of $75.5 million. During this period, we generated net cash from operating activities of $56.0 million, which has been reduced for acquisition-related costs of $3.4 million that were funded with cash generated from the sale of common stock under our public offerings. The remaining $16.1 million of distributions paid to common stockholders in the three months ended March 31, 2010 were funded with cumulative operating cash flows generated in prior periods.

On March 1, 2010, our board of directors declared distributions for stockholders of record from March 16, 2010 through June 15, 2010 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. We expect that the cash distributions paid to stockholders will be funded from net cash generated by operating activities and other sources of cash. We expect to pay this distribution in June 2010.

We have experienced challenges in locating properties that meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. As a result, we were not able to fund our first quarter 2010 distribution entirely from current-period cash flows (after adjustment for certain acquisition-related costs, as described above). We were able, however, to fund the shortfall during this period entirely with prior-period accumulated operating cash flows (adjusted for certain acquisition-related costs). Unless significant opportunities arise to acquire our target investments at higher cap rates than those we have observed over the last six months, we expect to fully deplete prior period accumulated operating cash flows in the second quarter of 2010 and will have to use sources of funds other than operating cash flows (after adjustment for acquisition-related expenses) to fund distributions at historical levels. Such sources could include borrowings or offering proceeds. This distribution coverage issue exists even though the operational cash flows from our existing properties remain strong. Should the current cap rate environment continue, our board of directors may elect to lower the stockholder distribution rate rather than to risk compromising the investment objectives of the fund, or to accumulate significant borrowings. We will continue to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections.

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

As of March 31, 2010 and December 31, 2009, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2010	$152,045	$554,867	$490,358	$150,864

December 31, 2009	$153,189	$557,365	$489,567	$150,081

For the three months ended March 31, 2010 and the year ended December 31, 2009, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2010	$4,351	$14,991	$12,296	$3,522

For the year ended December 31, 2009	$17,912	$64,108	$51,266	$14,570

The remaining net intangible assets and liabilities as of March 31, 2010 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2010	$12,690	$45,560	$37,441	$10,904
For the years ending December 31:
2011	14,075	52,194	45,701	14,183
2012	10,407	43,812	40,472	13,585
2013	8,488	38,135	37,413	13,281
2014	7,398	32,870	34,326	12,696
Thereafter	15,623	94,190	99,090	34,134

	$68,681	$306,761	$294,443	$98,783

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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million and $110.7 million as of March 31, 2010 and December 31, 2009, and recognized amortization of this asset of approximately $0.5 million for the three months ended March 31, 2010 and approximately $2.1 million for the year ended December 31, 2009.

As of March 31, 2010, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2010	$1,552
2011	2,069
2012	2,069
2013	2,069
2014	2,069
Thereafter	95,553

$105,381

Related–Party Transactions and Agreements

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

Subsequent Events

We evaluated subsequent events in conjunction with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and note the following items:

Property Acquisition

On April 1, 2010, we purchased two three-story office buildings with approximately 490,000 rentable square feet located at 550 King Street, Littleton, Massachusetts (the “550 King Street Building”) for approximately $94.0 million, exclusive of closing costs. The 550 King Street Building is leased entirely to International Business Machines Corporation under a 10-year lease.

Status of Our Public Offerings

On April 27, 2010, our board of directors elected to conclude the Third Offering effective June 30, 2010. As a result, we will not make offers under our current primary public offering after June 30, 2010; however, we will continue to offer shares through our dividend reinvestment program. From April 1, 2010 through April 30, 2010, we raised approximately $32.8 million through the issuance of approximately 3.3 million shares of common stock under the Third Offering. As of April 30, 2010, approximately 228.6 million shares remained available for sale to the public under the Third Offering through June 30, 2010, exclusive of shares available under the DRP.

Corporate Credit Rating

In connection with evaluating various borrowing arrangements to replace the line of credit agreement in place with Wachovia Bank, N.A./Wells Fargo Bank, N.A. as lead agent as of March 31, 2010, we sought a credit rating from Moody’s Investors Service and Standard and Poor’s Ratings Services. As a result of obtaining an investment-grade rating from both agencies in April 2010, we believe we were able to garner broader participation from prospective lenders and to achieve lower pricing on the replacement credit facility described below.

Replacement Credit Facility

On May 7, 2010, we entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A., which was scheduled to mature on May 7, 2010.

The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at our option, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three- or six-month periods, plus an applicable margin ranging from 2.60% to 3.40% (the “LIBOR Rate”), or at an alternate base rate, plus an applicable margin ranging from 1.60% to 2.40% (the “Base Rate”). The base rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate, for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on our corporate credit rating, as long as we have such a rating, or on our leverage ratio, as defined, if we do not have a corporate credit rating. Additionally, we will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on our corporate credit rating, as long as we have such a rating, or on our leverage ratio, if we do not have a corporate credit rating.

Under the JPMorgan Chase Credit Facility, interest on LIBOR Rate loans is payable in arrears on the last day of each interest period; interest on Base Rate loans is payable in arrears, on the first day of each month. We are required to repay all outstanding principal balances and accrued interest by May 7, 2013. Further, we are subject to certain restrictive and financial covenants under the JPMorgan Chase Credit Facility, including a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the amended and restated Wachovia Bank, N.A./Wells Fargo Bank, N.A. line of credit, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the amended and restated Wachovia Bank, N.A./Wells Fargo Bank, N.A. line of credit and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of March 31, 2010, we had no amounts outstanding under the Wachovia Bank, N.A./Wells Fargo Bank, N.A. line of credit; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $155.7 million outstanding on the 222 E. 41st Street Building mortgage note; $57.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.5 million outstanding on the Three Glenlake Building mortgage note; $13.0 million outstanding on the fixed-rate Bank Zenit loan; and $634.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.74% as of March 31, 2010.

On May 7, 2009, we amended and restated our line of credit with a syndicate of banks led by Wachovia Bank, N.A./Wells Fargo Bank, N.A. for $245.0 million. This facility was subject to interest costs based on, at our option, the LIBOR Indexed Rate or the Base Indexed Rate. The base rate for any day was the greatest of the lenders’ prime rate, as defined, for such day, the federal funds rate for such day plus 0.50%, and the one-month adjusted eurodollar rate, which is subject to a 2.00% floor, for such day plus 1.00%. The margin component of the LIBOR Indexed Rate and the Base Indexed Rate was based on our debt-to-total-asset value ratio, as defined. On May 7, 2010, this facility was replaced with a new $500.0, three year facility led by JPMorgan Chase Bank, N.A. (see Note 8. Subsequent Events to the accompanying consolidated financial statements). An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.53% per annum as of March 31, 2010) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.43% per annum as of March 31, 2010) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.13% per annum as of March 31, 2010), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $886.8 million of our total debt outstanding as of March 31, 2010 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2010, these balances incurred interest expense at an average interest rate of 5.80% and have expirations ranging from 2010 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at March 31, 2010, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.6% and 1.7% of total assets at March 31, 2010 and December 31, 2009, respectively, and 0% of total revenue for each of the three month periods ended March 31, 2010 and 2009. As compared to rates in effect at March 31, 2010, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2010 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2010, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2010	421	$9.96	421	(3)
February 2010	353	$9.85	353	(3)
March 2010	994	$9.85	994	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2010, were made pursuant to our SRP.

(2)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; and February 18, 2010.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the program as described in the SRP.

On February 18, 2010, our stockholders approved an amendment to the SRP, which imposes a limit on the amount of funds that we can pay to redeem shares in connection with the death of stockholders in a particular calendar year. Prior to the amendment, which became effective April 30, 2010, we honored all redemption requests made within two years of a stockholder’s death, while the aggregate amount that we paid for all other redemptions could not exceed 100% of the net proceeds from our dividend reinvestment plan during the then-current calendar year. As a result of the stockholder-approved amendment, our SRP will limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from our dividend reinvestment plan during that calendar year.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: May 11, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

FIRST QUARTER 2010 FORM 10-Q OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003).

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Company’s prospectus dated April 2, 2010 and filed with the Commission on April 29, 2010).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Company’s prospectus dated April 2, 2010 and filed with the Commission on April 29, 2010).

4.4	Amended Share Redemption Program (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.1	Advisory Agreement between the Company and Wells Capital, Inc. dated August 1, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

31.1*	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.