Form 10-Q
period 2010-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-08-11
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company" in Rule 12b-2 of the Exchange Act (check one).

Large Accelerated filer  ☐    Accelerated filer  ☐    Non-Accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of July 31, 2010: 536,621,716 shares

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

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, equity and cash flows reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying consolidated financial statements should be read in conjunction with the condensed noted to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells REIT II’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) June 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$565,944	$553,515
Buildings and improvements, less accumulated depreciation of $363,054 and $314,348 as of June 30, 2010 and December 31, 2009, respectively	3,234,097	2,991,502
Intangible lease assets, less accumulated amortization of $353,007 and $320,733 as of June 30, 2010 and December 31, 2009, respectively	465,762	500,493
Construction in progress	6,413	87,073

Total real estate assets	4,272,216	4,132,583
Cash and cash equivalents	106,070	102,725
Tenant receivables, net of allowance for doubtful accounts of $3,522 and $4,117 as of June 30, 2010 and December 31, 2009, respectively	104,131	97,679
Prepaid expenses and other assets	22,745	23,468
Deferred financing costs, less accumulated amortization of $3,512 and $4,181 as of June 30, 2010 and December 31, 2009, respectively	11,274	6,300
Intangible lease origination costs, less accumulated amortization of $205,683 and $184,977 as of June 30, 2010 and December 31, 2009, respectively	292,047	304,590
Deferred lease costs, less accumulated amortization of $13,737 and $11,072 as of June 30, 2010 and December 31, 2009, respectively	44,795	42,719
Investment in development authority bonds	664,000	664,000

Total assets	$5,517,278	$5,374,064

Liabilities:
Line of credit and notes payable	$952,518	$946,936
Accounts payable, accrued expenses, and accrued capital expenditures	110,778	89,312
Due to affiliates	4,528	5,996
Distributions payable	12,994	13,096
Deferred income	23,959	23,990
Intangible lease liabilities, less accumulated amortization of $55,198 and $48,552 as of June 30, 2010 and December 31, 2009, respectively	95,147	101,529
Obligations under capital leases	664,000	664,000

Total liabilities	1,863,924	1,844,859
Commitments and Contingencies (Note 5)	—	—
Redeemable Common Stock	46,444	805,844
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 531,767,349 and 499,895,448 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	5,318	4,999
Additional paid-in capital	4,747,491	4,461,980
Cumulative distributions in excess of earnings	(1,092,219)	(935,019)
Redeemable common stock	(46,444)	(805,844)
Other comprehensive loss	(12,427)	(8,029)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,601,719	2,718,087
Nonredeemable Noncontrolling interests	5,191	5,274

Total equity	3,606,910	2,723,361

Total liabilities, redeemable common stock, and equity	$5,517,278	$5,374,064

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$111,135	$107,544	$218,891	$214,367
Tenant reimbursements	23,241	26,294	46,605	52,165
Hotel income	5,357	5,621	9,399	9,977
Other property income	356	194	768	480

	140,089	139,653	275,663	276,989
Expenses:
Property operating costs	41,231	42,395	82,003	84,887
Hotel operating costs	4,515	4,222	8,451	8,186
Asset and property management fees:
Related-party	8,420	8,414	16,733	16,772
Other	1,004	1,039	2,005	2,062
Depreciation	25,128	22,724	48,707	44,700
Amortization	29,094	30,309	58,323	60,257
General and administrative	6,359	9,214	12,407	16,020
Acquisition fees and expenses	4,278	3,572	7,668	12,396

	120,029	121,889	236,297	245,280

Real estate operating income	20,060	17,764	39,366	31,709
Other income (expense):
Interest expense	(22,934)	(23,394)	(45,400)	(45,216)
Interest and other income	10,353	10,295	20,664	20,641
Loss on foreign currency exchange contract	—	—	—	(582)
Gain (loss) on interest rate swaps	(14,323)	12,320	(19,183)	17,111

	(26,904)	(779)	(43,919)	(8,046)

Gain (loss) before income tax (expense) benefit	(6,844)	16,985	(4,553)	23,663
Income tax (expense) benefit	(20)	(140)	216	77

Net income (loss)	(6,864)	16,845	(4,337)	23,740
Less: Net income attributable to noncontrolling interests	23	63	41	103

Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$(6,887)	$16,782	$(4,378)	$23,637

Per-share information – basic and diluted:
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$(0.01)	$0.04	$(0.01)	$0.05

Weighted-average common shares outstanding – basic and diluted	518,715	459,549	511,905	452,864

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	35,043	350	350,076	—	—	—	350,426	—	350,426
Redemptions of common stock	(3,171)	(31)	(31,349)	—	—	—	(31,380)	—	(31,380)
Decrease in redeemable common stock	—	—	—	—	759,400	—	759,400	—	759,400
Distributions to common stockholders ($0.30 per share)	—	—	—	(152,822)	—	—	(152,822)	—	(152,822)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(29,038)	—	—	—	(29,038)	—	(29,038)
Other offering costs	—	—	(4,178)	—	—	—	(4,178)	—	(4,178)
Components of comprehensive income:
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(4,378)	—	—	(4,378)	—	(4,378)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	41	41
Market value adjustment to interest rate swap	—	—	—	—	—	(4,398)	(4,398)	—	(4,398)

Comprehensive loss	—	—	—	—	—	—	(8,776)	41	(8,735)

Balance, June 30, 2010	531,767	$5,318	$4,747,491	$(1,092,219)	$(46,444)	$(12,427)	$3,601,719	$5,191	$3,606,910

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	33,207	332	331,735	—	—	—	332,067	—	332,067
Redemptions of common stock	(6,398)	(64)	(60,440)	—	—	—	(60,504)	—	(60,504)
Increase in redeemable common stock	—	—	—	—	(22,822)	—	(22,822)	—	(22,822)
Distributions to common stockholders ($0.30 per share)	—	—	—	(135,146)	—	—	(135,146)	—	(135,146)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(145)	(145)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(27,688)	—	—	—	(27,688)	—	(27,688)
Other offering costs	—	—	(4,492)	—	—	—	(4,492)	—	(4,492)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	23,637	—	—	23,637	—	23,637
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	103	103
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	6,240	6,240	—	6,240

Comprehensive income	—	—	—	—	—	—	30,128	103	30,231

Balance, June 30, 2009	468,818	$4,688	$4,182,381	$(806,260)	$(684,162)	$(8,321)	$2,688,326	$5,386	$2,693,712

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$(4,337)	$23,740
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(3,450)	(6,239)
Depreciation	48,707	44,700
Amortization	61,373	63,448
Loss (gain) on interest rate swaps	14,477	(21,392)
Remeasurement gain on foreign currency	(628)	(538)
Loss on foreign currency exchange contract	—	582
Noncash interest expense	9,308	8,214
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(2,630)	256
(Increase) decrease in prepaid expenses and other assets	(4,265)	7,650
Decrease in accounts payable and accrued expenses	(1,426)	(4,214)
Decrease in due to affiliates	(2,396)	(4,563)
Decrease in deferred income	(31)	(5,436)

Net cash provided by operating activities	114,702	106,208
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(233,452)	(88,321)
Deferred lease costs paid	(3,470)	(2,772)

Net cash used in investing activities	(236,922)	(91,093)
Cash Flows from Financing Activities:
Deferred financing costs paid	(7,223)	(3,301)
Proceeds from lines of credit and notes payable	—	294,206
Repayments of lines of credit and notes payable	(1,093)	(429,696)
Distributions paid to noncontrolling interests	(197)	(145)
Issuance of common stock	346,014	328,434
Redemptions of common stock	(31,380)	(60,504)
Distributions paid to stockholders	(71,696)	(59,799)
Distributions paid to stockholders and reinvested in shares of our common stock	(81,228)	(75,382)
Commissions on stock sales and related dealer-manager fees paid	(23,425)	(24,162)
Other offering costs paid	(4,451)	(5,891)

Net cash provided by (used in) financing activities	125,321	(36,240)

Net increase (decrease) in cash and cash equivalents	3,101	(21,125)
Effect of foreign exchange rate on cash and cash equivalents	244	442
Cash and cash equivalents, beginning of period	102,725	86,334

Cash and cash equivalents, end of period	$106,070	$65,651

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(unaudited)

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), an affiliate of Wells Real Estate Advisory Services II, LLC (“WREAS II”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries. See Note 7 for a discussion of the advisory services provided by WREAS II.

As of June 30, 2010, Wells REIT II owned controlling interests in 68 office properties, one industrial property, and one hotel, which include 92 operational buildings. These properties are comprised of approximately 22.2 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 66 are wholly owned and four are owned through consolidated joint ventures. As of June 30, 2010, the office properties and industrial property were approximately 93.4% leased (office properties alone were approximately 95.9% leased).

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

On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. On April 27, 2010, Wells REIT II’s board of directors elected to cease offering shares in the primary offering of the Third Offering effective June 30, 2010. As of June 30, 2010, Wells REIT II had raised gross offering proceeds of approximately $1.1 billion from the sale of approximately 112.7 million shares under the Third Offering, including shares sold under the DRP. From July 1, 2010 through July 31, 2010, Wells REIT II has accepted $52.4 million additional gross offering proceeds from the sale of approximately 5.2 million additional shares under the Third Offering, which sales were agreed to by the investor on or before June 30, 2010. Wells REIT II will continue to offer shares through its DRP, as amended.

As of June 30, 2010, Wells REIT II had raised gross offering proceeds from the sale of common stock under the Initial Public Offering, the Follow-On Offering, and the Third Offering of approximately $5.7 billion. After deductions from such gross offering proceeds for payments of selling commissions and dealer-manager fees of approximately $508.1 million, acquisition fees of approximately $112.7 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions paid pursuant to our share redemption program of approximately $356.9 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.6 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real estate.

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

Redeemable Common Stock

Effective April 30, 2010, Wells REIT II amended its share redemption program (“SRP”) to limit all redemptions during any calendar year, including those sought within two years of a stockholder’s death, to those that can be funded from 100% of the net proceeds from the DRP during that calendar year, and terminated the insurance-backed funding agreement described below. As a result, as of June 30, 2010, Wells REIT II recorded redeemable common stock as temporary equity in the accompanying consolidated balance sheet equal to the amount of proceeds raised under the DRP in the current calendar year, less the amount previously paid to redeem shares in the current calendar year.

As of December 31, 2009, the SRP, as then amended, required Wells REIT II to honor all redemption requests made within two years following the death of a stockholder and required Wells REIT II to honor certain other redemption requests up to the amount of proceeds raised in the current calendar year. Further, at that time, Wells REIT II had an insurance-backed source of funding for the redemption of shares under the SRP in the event that an unusually large number of redemption requests were sought due to the death of its investors. As the decision to honor redemptions was outside of the control of Wells REIT II and an insurance agreement provided Wells REIT II with the ability to fund all redemptions sought within two years following the death of a stockholder, as of December 31, 2009, Wells REIT II recorded redeemable common stock in the temporary equity section of the accompanying consolidated balance sheet equal to the sum of (i) the present value of the future estimated deductible amounts under the insurance agreement, and (ii) the amount of proceeds raised from the sale of shares under the DRP in the current calendar year, less the amount previously paid to redeem shares in the current calendar year.

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

The following tables provide additional information related to Wells REIT II’s interest rate swaps as of June 30, 2010 and December 31, 2009 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$12,510	$8,112

Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$42,201	$27,723

	Six Months Ended June 30,
	2010	2009
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$(4,398)	$6,240

Gain (loss) on interest rate swaps recognized through earnings	$(19,183)	$17,111

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

Wells REIT II records its interest rate swaps at fair value estimated using level 2 techniques and assumptions, as defined above. The fair value of Wells REIT II’s interest rate swaps were $54.7 million and $35.8 million at June 30, 2010 and December 31, 2009, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells REIT II on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells REIT II’s consolidated financial statements or disclosures.

3.	Real Estate Acquisitions

							Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Deferred Lease Costs	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
Sterling Commerce Center	Columbus	OH	3/8/2010	$1,793	$32,459	$—	$680	$2,515	$(877)	$36,570	(1)
550 King Street Buildings	Boston	MA	4/1/2010	8,632	77,897	—	2,074	5,346	—	93,949	(2)
Cranberry Woods Drive-Phase II	Cranberry	PA	6/1/2010	8,303	84,071	4,765	—	—	—	97,139	(3)
Houston Energy Center I	Houston	TX	6/28/2010	4,734	81,309	—	2,996	4,961	—	94,000	(4)

				$23,462	$275,736	$4,765	$5,750	$12,822	$(877)	$321,658

(1)	100% leased to AT&T under a 10-year lease.
(2)	100% leased to International Business Machines (IBM) under a 10-year lease.
(3)	100% leased to Westinghouse Electric Company under a 15-year lease with options to extend for three successive periods up to five years for each at then-prevailing market rental rates.
(4)	100% leased to Foster Wheeler USA Corp under an eight-year lease.

Please refer to Part I, Item 2. Application of Critical Accounting Policies for a discussion of the estimated useful life for each asset class.

4.	Line of Credit and Notes Payable

As of June 30, 2010 and December 31, 2009, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	June 30, 2010	December 31, 2009
222 E. 41st Street Building mortgage note	$158,371	$153,130
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
5 Houston Center Building mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Cranberry Woods Drive mortgage note	63,396	63,396
80 Park Plaza Building mortgage note	58,898	56,978
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	42,486	43,408
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,561	25,414
One and Four Robbins Road Buildings mortgage note	23,000	23,000
215 Diehl Road Building mortgage note	21,000	21,000
1580 West Nursery Road Buildings mortgage note	19,366	19,786
Bank Zenit loan (11.61%)	6,430	6,633
Bank Zenit loan (14.00%)	5,770	5,951

Total indebtedness	$952,518	$946,936

On May 7, 2010, Wells REIT II entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A. At June 30, 2010, Wells OP II had no amounts outstanding under the JPMorgan Chase Line of Credit.

The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three- or six-month periods, plus an applicable margin ranging from 2.60% to 3.40% (the “LIBOR Rate”), or at an alternate base rate, plus an applicable margin ranging from 1.60% to 2.40% (the “Base Rate”). The base rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate, for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on Wells REIT II's corporate credit rating, as long as it has such a rating, or on Wells REIT II’s leverage ratio, as defined, if it does not have a corporate credit rating. Additionally, Wells REIT II will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on its leverage ratio, if it does not have a corporate credit rating.

Under the JPMorgan Chase Credit Facility, interest on LIBOR Rate loans is payable in arrears on the last day of each interest period; interest on Base Rate loans is payable in arrears, on the first day of each month. Wells REIT II is required to repay all outstanding principal balances and accrued interest by May 7, 2013.

Wells REIT II is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. In addition, the JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Wells REIT II's core investments of improved office and industrial properties located in the United States.

As of June 30, 2010, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.

During the six months ended June 30, 2010 and 2009, Wells REIT II made interest payments of approximately $21.2 million and $21.7 million, respectively, including amounts capitalized of approximately $0.5 million and $1.5 million, respectively.

The estimated fair value of Wells REIT II’s notes payable as of June 30, 2010 and December 31, 2009, was approximately $985.1 million and $907.7 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple lenders as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2010, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing transactions for the six months ended June 30, 2010 and 2009 (in thousands):

	Six months ended June 30,
	2010	2009
Other liabilities assumed upon acquisition of properties	$6,878	$—

Noncash interest accruing to notes payable	$7,308	$6,824

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(4,398)	$6,240

Accrued capital expenditures and deferred lease costs	$2,809	$13,495

Acquisition fees due to affiliate	$631	$155

Commissions on stock sales and related dealer-manager fees due to affiliate	$1,254	$1,027

Other offering costs due to affiliate	$831	$816

Distributions payable to stockholders	$12,994	$11,524

Discounts applied to issuance of common stock	$4,412	$3,633

(Decrease) increase in redeemable common stock	$(759,400)	$22,822

7.	Related-Party Transactions and Agreements

Advisory Agreement

Effective August 1, 2010, Wells REIT II entered into an agreement (the “Advisory Agreement”) with WREAS II to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations. The Advisory Agreement expires on December 31, 2010 and may be terminated, without cause or penalty, by either party upon providing 60 days’ prior written notice to the other party. WREAS II has executed master services agreements with Wells Capital and Wells Management whereby WREAS II may retain the use of Wells Capital’s and Wells Management’s employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, WREF guarantees WREAS II’s performance of services and any amounts payable to Wells REIT II in connection therewith.

Under the terms of the Advisory Agreement, Wells REIT II incurs fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•	Reimbursement of organization and offering costs paid by WREAS II and its affiliates on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds;

•

Acquisition fees of 2.0% of gross offering proceeds, subject to certain limitations; Wells REIT II also reimburses WREAS II and its affiliates for expenses it pays to third parties in connection with acquisitions or potential acquisitions;

•

Monthly asset management fees equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures. However, monthly asset management fees shall be assessed on the Lindbergh Center Buildings and the Energy Center I Building, which were acquired on July 1, 2008 and June 28, 2010, respectively, at one-twelfth of 0.5% immediately. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt;

•

Reimbursement for all costs and expenses WREAS II and its affiliates incurs in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses) and other employee-related expenses of WREAS II and its affiliates employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receives a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts;

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

Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse WREAS II and its affiliates for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of June 30, 2010, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $31.7 million related to the Initial Public Offering, $28.8 million related to the Follow-On Offering, and $15.4 million related to the Third Offering, which represents approximately 1.6%, 1.1%, and 1.4% of cumulative gross proceeds raised by Wells REIT II under each offering, respectively.

Dealer-Manager Agreement

With respect to the Third Offering, Wells REIT II was party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker dealers. Wells REIT II pays no commissions on shares issued under its DRP.

Additionally, with respect to the Third Offering, Wells REIT II was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP.

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management Company (“Wells Management”), an affiliate of WREAS II, are party to a Master Property Management, Leasing, and Construction Agreement (the “Management Agreement”) under which Wells Management receives the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Commissions, net of discounts(1)(2)	$10,896	$9,101	$18,163	$17,637
Asset management fees	7,520	7,484	14,921	14,912
Acquisition fees(3)	3,997	3,374	6,920	6,570
Administrative reimbursements, net(4)	3,771	2,929	6,883	5,786
Dealer-manager fees, net of discounts(1)	3,983	3,275	6,463	6,418
Other offering costs(1)	2,296	2,463	4,178	4,492
Property management fees	900	930	1,812	1,860
Construction fees(5)	47	114	124	242

Total	$33,410	$29,670	$59,464	$57,917

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker-dealers during the three months and six months ended June 30, 2010 and 2009.

(3)	Costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor, Wells Capital, are expensed as incurred.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.6 million for each of the three month periods ended June 30, 2010 and 2009, and approximately $1.3 million for each of the six month periods ended June 30, 2010 and 2009.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the three months or six months ended June 30, 2010 and 2009, respectively.

Due to Affiliates

The detail of amounts due to WREAS II and its affiliates is provided below as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Administrative reimbursements	$1,434	$1,893
Commissions and dealer-manager fees	1,254	53
Other offering cost reimbursements	831	1,104
Acquisition fees	631	195
Asset and property management fees	378	2,751

	$4,528	$5,996

Economic Dependency

Wells REIT II has engaged WREAS II, Wells Management and WIS, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services enlisted above. As a result of these relationships, Wells REIT II is dependent upon WREAS II, Wells Capital, Wells Management, and WIS.

WREAS II, Wells Capital, Wells Management, and WIS are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Historically, the operations of WREAS II, Wells Capital, Wells Management, and WIS have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT. As of June 30, 2010, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

8.	Comprehensive Income (Loss)

The detail of comprehensive income (loss) is provided below for the three and six months ended June 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(6,864)	$16,845	$(4,337)	$23,740
Foreign currency translation adjustment	—	409	—	251
Market value adjustment to interest rate swap	(3,542)	4,216	(4,398)	6,240

Comprehensive income (loss)	(10,406)	21,470	(8,735)	30,231
Less: Comprehensive income attributable to noncontrolling interests	23	63	41	103

Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(10,429)	$21,407	$(8,776)	$30,128

9.	Subsequent Events

Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items:

Status of the Public Offering

From July 1, 2010 to July 31, 2010, Wells REIT II has accepted $52.4 million of additional gross offering proceeds from the sale of approximately 5.2 million additional shares under the Third Offering, which sales were agreed to by the investor on or before the effective close date for the primary offering of June 30, 2010.

Pending Amendment to SRP

On July 21, 2010, the board of directors of Wells REIT II approved an amendment to the SRP. The amendment will take effect 30 days from the filing of this Quarterly Report on Form 10-Q. The amendment provides that “Ordinary Redemptions” (all redemptions other than those that occur within two years following a stockholder’s death or qualifying disability) will resume on September 30, 2010, at a redemption price equal to 60.0% of the price at which the share was originally issued by Wells REIT II. The new redemption price for Ordinary Redemptions will remain in effect until the date that Wells REIT II publishes an estimate of the value of a share of its common stock which estimate is not based on the most recent prices paid in a public offering of the common stock (the “Net Asset Value Publication Date”). As amended, this price will automatically adjust for special distributions and to account for certain recapitalizations. On or after the Net Asset Valuation Date, the Ordinary Redemption price will be 95.0% of the estimated per share value. The amended SRP treats all currently pending Ordinary Redemption requests received prior to the announcement of this amendment as withdrawn in light of the change in redemption price. The amendment does not change redemption prices for redemptions that occur within two years of a stockholder’s death or qualifying disability, which redemptions will continue to be effected at the price at which the shares were originally issued (in most cases, $10.00 per share) until the Net Asset Value Publication Date.

The amendment also limits participation in the SRP to exclude shares purchased from another stockholder if the purchase occurs after the announcement of the amendment, i.e., if shares are transferred for value by a stockholder after July 27, 2010, the transferee and all subsequent holders of such shares are not eligible to participate in the SRP with respect to such shares.

Additionally, the amendment increases the number of shares that Wells REIT II may redeem. Previously, prior to their suspension, Ordinary Redemptions were limited in any calendar year to those that could be effected with 50% of the net proceeds from the sale of shares in the DRP during such calendar year. Such cap has been eliminated by the amendment. However, the SRP continues to limit Ordinary Redemptions and “qualifying disability” redemptions so that such redemptions (in aggregate) in any calendar year do not exceed 5% of the weighted-average number of shares of common stock outstanding in the prior calendar year. In addition, total redemptions (including those within two years of a stockholder’s death) are not permitted to the extent they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds of the DRP during such calendar year and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Previously, total redemptions were limited to 100% of the net proceeds of the DRP during such calendar year.

Amendment to DRP

On July 21, 2010, the board of directors approved an amendment to the DRP. Previously, the DRP provided for share purchases to be made at the higher of $9.55 per share or 95% of the estimated value per share. As amended, the purchase price will remain $9.55 per share until the Net Asset Value Publication Date. Thereafter, the purchase price will be 95.5% of the estimated per share value of a share of common stock. The amendment also provides voting rights to fractional shares acquired through the plan. Previously, only whole shares acquired through the plan were entitled to vote.

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

Overview

During the periods presented, we have continued to receive investor proceeds under our public offerings and to invest those proceeds in real estate assets and to repay borrowings. These activities have precipitated fluctuations within the results of our property operations. Effective June 30, 2010, we closed the Third Offering, which will impact the composition of our capital resources going forward.

Liquidity and Capital Resources

Overview

Through the second quarter of 2010, we have continued to raise capital from the sale of shares under our public offerings and have invested the majority of those proceeds in real properties. Effective June 30, 2010, we concluded our primary offering of shares; however, we will continue to offer shares through our dividend reinvestment plan (“DRP”). In the second quarter of 2010, we sought and obtained an investment-grade credit rating from two major ratings agencies, and entered into a $500.0 million, three-year replacement credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. We anticipate using a combination of equity proceeds on hand and future debt proceeds to fund additional real estate investments. However, in the near term, we may opt to use a portion of our equity proceeds to repay outstanding borrowings as we continue to actively seek suitable real estate investment opportunities. Going forward, we anticipate using a portion of our future DRP proceeds to fund future share redemptions (subject to the limitations of our share redemption program), and to make residual DRP proceeds available to fund capital improvements for our properties and for additional real estate investments.

In July 2010, our board of directors approved an amendment to our share redemption plan (the “SRP”) pursuant to which we are to resume “Ordinary Redemptions” (those sought in cases other than within two years of a stockholder’s death or a “qualifying disability”) effective September 30, 2010 at a price currently equal to 60.0% of the price at which the share was originally issued (see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds for more detail about our recent SRP amendments).

We expect that our primary source of future operating cash flows will be cash generated from the operations of the properties currently in our portfolio and those to be acquired in the future. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future operating cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments.

Short-term Liquidity and Capital Resources

During the six months ended June 30, 2010, we generated net cash flows from operating activities of $114.7 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest earned on cash balances, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with other sources of cash, net cash flows from operating activities were used to fund distributions to stockholders of approximately $152.9 million during this period. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders as well. Please refer to the “Distributions” section below for additional information regarding the sources of cash used to fund future distributions to stockholders.

During the six months ended June 30, 2010, we generated net proceeds from the sale of common stock under the Third Offering, net of commissions, dealer-manager fees, and acquisition fees, offering cost reimbursements, and share redemptions of $279.8 million, of which $233.5 million was used to fund investments in new and existing properties. We are actively pursuing real estate investment opportunities and intend to use equity proceeds on hand, in combination with additional borrowings, to fund additional real estate investments.

We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of June 30, 2010, we held cash balances in excess of $100 million and had access to the full borrowing capacity under our JPMorgan Chase Credit Facility of $500.0 million.

Long-term Liquidity and Capital Resources

Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, repaying or refinancing debt, operating expenses, interest expense, distributions, and redemptions of shares of our common stock under our share redemption program.

We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of June 30, 2010, our debt-to-real-estate asset ratio was approximately 17.9%.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect to use substantially all future net operating cash flows to fund distributions to stockholders. We expect to use a portion of our future DRP proceeds to fund future share redemptions (subject to the limitations of our share redemption program), and to make residual DRP proceeds available to fund capital improvements required for our properties and to fund additional real estate investments.

We believe that we are experiencing a negative trend in our ability to fully cover stockholder distributions with operational cash flow due to, among other factors, recent challenges that we have experienced in locating properties that would meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. While operational cash flow from our properties remain strong, economic downturns in our core markets or in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections. Rather than to risk compromising the investment objectives of the fund, or to accumulate significant borrowings, our board of directors may elect to lower future stockholder distributions.

Contractual Commitments and Contingencies

Our contractual obligations as of June 30, 2010 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$952,518	$133,542	$153,023	$127,610	$538,343
Interest obligations on debt(1)	275,634	29,003	90,048	77,509	79,074
Capital lease obligations(2)	664,000	—	78,000	466,000	120,000
Purchase obligations(3)	3,329	3,329	—	—	—
Operating lease obligations	227,405	1,234	4,980	5,114	216,077

Total	$2,122,886	$167,108	$326,051	$676,233	$953,494

(1)

Interest obligations are measured at the contractual rate for fixed-rate date debt, or at the effectively fixed-rate for variable- rate debt with interest rate swaps agreements. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)

Amounts include principal obligations only. We made interest payments on these obligations of $20.6 million during the six months ended June 30, 2010, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(3)	Represents purchase commitments for Cranberry Woods Drive Phase II, all of which relates to construction overruns that are recoverable from the tenant.

Results of Operations

Overview

Our results of operations are not indicative of those expected in future periods as a result of acquiring properties during the periods presented and potential future acquisitions of real estate assets.

Comparison of the three months ended June 30, 2009 versus the three months ended June 30, 2010

Rental income increased slightly from $107.5 million for the three months ended June 30, 2009 to $111.1 million for the three months ended June 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain at similar levels consistent in future periods.

Tenant reimbursements and property operating costs decreased from $26.3 million and $42.4 million, respectively, for the three months ended June 30, 2009 to $23.2 million and $41.2 million, respectively, for the three months ended June 30, 2010, primarily due to 2010 decreases in utility usage and rates, and property taxes. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.

Hotel income, net of hotel operating costs, decreased from $1.4 million for the three months ended June 30, 2009 to $0.8 million for the three months ended June 30, 2010, primarily due to a decrease in food, beverage and banquet sales and additional operating costs related to a quality-of-service initiative. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriot hotel.

Asset and property management fees remained relatively stable at $9.5 million for the three months ended June 30, 2009, as compared to $9.4 million for the three months ended June 30, 2010. We expect asset and property management fees to increase in the short term as we acquire additional properties. Such increases are subject to the asset management fee ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses increased from $3.6 million for the three months ended June 30, 2009 to $4.3 million for the three months ended June 30, 2010, primarily due to raising more proceeds from the sale of shares under the Third Offering during the second quarter of 2010 than during the second quarter of 2009. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease significantly as a result of closing the primary offering of shares effective June 30, 2010.

Depreciation increased from $22.7 million for the three months ended June 30, 2009 to $25.1 million for the three months ended June 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Excluding the impact of future property acquisitions and changes to leases currently in place at our properties, depreciation is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period and ongoing capital improvements at our properties.

Amortization remained relatively consistent at $30.3 million for the three months ended June 30, 2009, as compared to $29.1 million for the three months ended June 30, 2010. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, amortization is expected to increase slightly in future periods due to owning new properties for a full period.

General and administrative expenses decreased from $9.2 million for the three months ended June 30, 2009 to $6.4 million for the three months ended June 30, 2010, primarily due to non-recurring costs incurred in 2009 in connection with a prospective acquisition that did not close.

Interest expense remained relatively stable at $23.4 million for the three months ended June 30, 2009, as compared to $22.9 million for the three months ended June 30, 2010. Future interest expense will depend largely upon our ability to secure financings or re-financings, the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, and changes in market interest rates. We anticipate using additional borrowings, along with equity proceeds on hand, to fund anticipated future acquisitions of real estate.

Interest and other income remained relatively consistent at $10.3 million for the three months ended June 30, 2009, as compared to $10.4 million for the three months ended June 30, 2010. Interest income is expected to remain relatively consistent in future periods as well given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 7.2 years as of June 30, 2010. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $12.3 million for the three months ended June 30, 2009, as compared to a loss of $14.3 million for the three months ended June 30, 2010. We anticipate that future gains (losses) on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).

We recognized net income attributable to Wells REIT II of $16.8 million ($0.04 per share) for the three months ended June 30, 2009, as compared to a net loss of $6.9 million ($0.01 per share) for the three months ended June 30, 2010. The decrease is primarily attributable to recognizing a $12.3 million gain on interest rate swaps for the three months ended June 30, 2009, as compared to a $14.3 million loss on interest rate swaps for the three months ended June 30, 2010, partially offset by a $2.9 million decrease in general and administrative costs due to non-recurring costs incurred in 2009 in connection with a prospective acquisition that did not close. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment and the impact of future acquisitions, we expect future net income to increase somewhat as a result of lower acquisition fees due to closing the Third Offering effective June 30, 2010. Should the decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long-term.

Comparison of the six months ended June 30, 2009 versus the six months ended June 30, 2010

Rental income increased slightly from $214.4 million for the six months ended June 30, 2009 to $218.9 million for the six months ended June 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain at similar levels consistent in future periods.

Tenant reimbursements and property operating costs decreased from $52.2 million and $84.9 million, respectively, for the six months ended June 30, 2009, to $46.6 million and $82.0 million, respectively, for the six months ended June 30, 2010, primarily due to 2010 decreases in utility usage and rates, and property taxes. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.

Hotel income, net of hotel operating costs, decreased from $1.8 million for the six months ended June 30, 2009 to $0.9 million for the six months ended June 30, 2010 due to a decrease in average daily rates, and decreases in food, beverage and banquet sales and additional operating costs related to a quality-of-service initiative. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriot hotel.

Asset and property management fees remained relatively stable at $18.8 million for the six months ended June 30, 2009, as compared to $18.7 million for the six months ended June 30, 2010. We expect asset and property management fees to increase in the short term as we acquire additional properties. Such increases are subject to the asset management fee ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses decreased from $12.4 million for the six months ended June 30, 2009 to $7.7 million for the six months ended June 30, 2010, primarily due to writing off $5.6 million of unapplied acquisition fees and expenses in the first quarter of 2009 that related to prior periods in connection with implementing a prospective accounting rule change. We expect future acquisition fees and expenses to decrease significantly as a result of closing the primary offering of shares to those who did not commit to invest by June 30, 2010, as Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Depreciation increased from $44.7 million from the six months ended June 30, 2009 to $48.7 million for the six months ended June 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Excluding the impact of future property acquisitions and changes to leases currently in place at our properties, depreciation is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period and ongoing capital improvements at our properties.

Amortization remained relatively consistent at $60.3 million for the six months ended June 30, 2009, as compared to $58.3 million for the six months ended June 30, 2010. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, future amortization is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period.

General and administrative expenses decreased from $16.0 million for the six months ended June 30, 2009 to $12.4 million for the six months ended June 30, 2010, primarily due to non-recurring costs incurred in 2009 in connection with a prospective acquisition that did not close.

Interest expense remained relatively stable at $45.2 million for the six months ended June 30, 2009, as compared to $45.4 million for the six months ended June 30, 2010. Future interest expense will depend largely upon our ability to secure financings or re-financings, the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, and changes in market interest rates. We anticipate using additional borrowings, along with equity proceeds on hand, to fund anticipated future acquisitions of real estate.

Interest and other income remained relatively consistent at $20.6 million for the six months ended June 30, 2009, as compared to $20.7 million for the six months ended June 30, 2010. Interest income is expected to remain relatively consistent in future periods as well given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 7.2 years as of June 30, 2010. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized a loss on foreign currency exchange contract of $0.6 million for the six months ended June 30, 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009 with a payment of $8.2 million.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $17.1 million for the six months ended June 30, 2009, as compared to a loss of $19.2 million for the six months ended June 30, 2010. We anticipate that future gains (losses) on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).

We recognized net income attributable to Wells REIT II of $23.6 million ($0.05 per share) for the six months ended June 30, 2009, as compared to a net loss of $4.4 million ($0.01 per share) for the six months ended June 30, 2010. The decrease is primarily due to recognizing a $17.1 million gain on interest rate swaps for the six months ended June 30, 2009, as compared to a $19.2 million loss on interest rate swaps for the six months ended June 30, 2010, partially offset by a decrease in acquisition fees and expenses due to the non-recurring write-off of unapplied acquisition fees and expenses in connection with implementing a prospective accounting rule change in 2009. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment and the impact of future acquisitions, we expect future net income to increase somewhat as a result of lower acquisition fees due to closing the primary offering of the Third Offering to those who did not agree to invest by June 30, 2010. Should the decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

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

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as presented in the accompanying GAAP-basis consolidated statements of cash flows). We also consider certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As provided in the prospectuses for our public offerings, acquisition-related costs are funded with cash generated from the sale of common stock in our public offering and, therefore, do not utilize cash generated from operations. Acquisition-related costs include acquisition fees payable to our advisor (see Note 7 to our accompanying consolidated financial statements), customary third-party costs, such as legal fees and expenses, costs of appraisals, accounting fees and expenses, title insurance premiums and other closing costs, and other miscellaneous costs directly related to our investments in real estate.

During the six months ended June 30, 2010, we paid total distributions to common stockholders, including $81.2 million reinvested in our common stock pursuant to our DRP, of $152.9 million. During this period, we generated net cash from operating activities of $114.7 million, which has been reduced by $7.7 million for acquisition-related costs that were funded with cash generated from the sale of common stock under our public offerings. Of the remaining $30.5 million of distributions paid to stockholders in 2010, $28.1 million was funded with cumulative operating cash flows generated in prior periods and the remaining $2.4 million was funded with other sources of cash.

Stockholder distributions paid in the second quarter of 2010 exceeded current-period operating cash flows (after adjustment for certain acquisition-related costs, as described above), plus prior-period accumulated operating cash flows. We believe that the negative trend in our ability to fully cover stockholder distributions with operational cash flow has been precipitated by, among other factors, recent challenges that we have experienced in locating properties that would meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. While operational cash flow from our properties remain strong, economic downturns in our core markets or in the particular industries in which our tenants operate, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and their impact on our earnings and future distribution projections. Rather than to risk compromising the investment objectives of the fund, or to accumulate significant borrowings, our board of directors may elect to lower future stockholder distributions.

On June 1, 2010, our board of directors declared distributions for stockholders of record from June 16, 2010 through September 15, 2010 in an amount equal to an annualized distribution of $0.60 per share, which is consistent with the prior periods presented in this report on a per-share basis. We expect that the cash distributions paid to stockholders will be funded from net cash generated by operating activities and other sources of cash. We expect to pay this distribution in September 2010.

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

As of June 30, 2010 and December 31, 2009, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2010	$151,613	$556,484	$497,730	$150,345

December 31, 2009	$153,189	$557,365	$489,567	$150,081

For the six months ended June 30, 2010 and the year ended December 31, 2009, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended June 30, 2010	$8,637	$30,807	$25,361	$7,259

For the year ended December 31, 2009	$17,912	$64,108	$51,266	$14,570

The remaining net intangible assets and liabilities as of June 30, 2010 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2010	$8,293	$29,660	$24,824	$7,213
For the years ending December 31:
2011	14,088	52,399	46,189	14,145
2012	10,420	44,048	41,010	13,585
2013	8,501	38,417	37,985	13,281
2014	7,411	33,114	34,869	12,696
Thereafter	15,683	98,864	107,170	34,227

	$64,396	$296,502	$292,047	$95,147

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to write-off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-

place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million and $110.7 million as of June 30, 2010 and December 31, 2009, and recognized amortization of this asset of approximately $1.0 million for the six months ended June 30, 2010 and approximately $2.1 million for the year ended December 31, 2009.

As of June 30, 2010, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2010	$1,035
2011	2,069
2012	2,069
2013	2,069
2014	2,069
Thereafter	95,553

$104,864

Related–Parties

Transactions and Agreements

We have entered into agreements with our advisor, WREAS II, and its affiliates, whereby we pay certain fees and reimbursements to WREAS II or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 7 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, the Chairman of our Board of Directors; Wells Capital; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

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

Subsequent Events

We evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and note the following items:

Status of Our Public Offerings

From July 1, 2010 through July 31, 2010, we have accepted $52.4 million of additional gross offering proceeds from the sale of approximately 5.2 million additional shares under the primary offering of the Third Offering, which sales were agreed to by the investor on or before June 30, 2010.

Pending Amendment to SRP

On July 21, 2010, our board of directors approved an amendment to our share redemption program. The amendment provides that Ordinary Redemptions will resume on September 30, 2010, at a redemption price equal to 60.0% of the price at which the share was originally issued by the Company. For a full description of this and other changes to the SRP effected by the pending amendment, see Part II., Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Facility and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of June 30, 2010, we had no amounts outstanding under the JPMorgan Chase Bank, N.A. line of credit; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $158.4 million outstanding on the 222 E. 41st Street Building mortgage note; $58.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.6 million outstanding on the Three Glenlake Building mortgage note; $12.2 million outstanding on the fixed-rate Bank Zenit loan; and $634.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.74% as of June 30, 2010.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.65% per annum as of June 30, 2010) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.55% per annum as of June 30, 2010) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.25% per annum as of June 30, 2010), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $889.1 million of our total debt outstanding as of June 30, 2010 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2010, these balances incurred interest expense at an average interest rate of 5.79% and have expirations ranging from 2010 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $664.0 million at June 30, 2010, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.6% and 1.7% of total assets at June 30, 2010 and December 31, 2009, respectively, and 0% and 0.1% of total revenue for the six months ended June 30, 2010 and 2009, respectively. As compared to rates in effect at June 30, 2010, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2010 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2010, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2010	489	$9.95	489	(3)
May 2010	532	$9.96	532	(3)
June 2010	368	$9.95	368	(3)

(1)	All purchases of our equity securities by us in the three months ended June 30, 2010, were made pursuant to our SRP.

(2)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; and July 21, 2010.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

All of the foregoing redemptions were effected pursuant to our SRP. “Ordinary Redemptions,” i.e., all redemptions other than those that occur within two years following a stockholder’s death or qualifying disability, have been suspended since September 2009. The SRP was amended effective April 30, 2010 and additional amendments will become effective 30 days after the filing of this Quarterly Report on Form 10-Q. The SRP limits the number and dollar value of shares that we may redeem. The current limitations are as follows:

•

First, if necessary, we will limit requests for Ordinary Redemptions (which are currently suspended) on a pro rata basis so that the amount paid for Ordinary Redemptions during the then-current calendar year would not exceed

50% of the net proceeds from sales under our DRP during such calendar year. Requests precluded by this test would not be considered in the tests below.

•

Second, if necessary, we will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test would not be considered in the test below.

•

Finally, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 100% of the net proceeds from our DRP during the calendar year.

Some stockholders may, due to financial hardship, need to sell their shares. Given the current illiquidity of our shares, some third parties have sought to exploit these hardships by offering to purchase our shares at prices substantially below the price at which the shares were issued by us. (Third-party tender offers have been conducted at $3.00, $4.00 and $4.25 per share within the last seven months.) In order to offer stockholders who are facing a financial hardship a liquidity option that is more attractive than the steeply discounted prices recently offered for our shares by third-party tender offerors, we determined to amend the SRP as described below.

On July 21, 2010, our board of directors approved an amendment to our share redemption program. The amendment provides that Ordinary Redemptions will resume on September 30, 2010, at a redemption price equal to 60.0% of the price at which the share was originally issued by us. The new redemption price for Ordinary Redemptions will remain in effect until the date that we publish an estimate of the value of a share of our common stock which estimate is not based on the most recent prices paid in a public offering of our common stock (the “Net Asset Value Publication Date”). As amended, this price will automatically adjust for special distributions and to account for certain recapitalizations. On or after the Net Asset Valuation Date, the Ordinary Redemption price will be 95.0% of the estimated per share value. The amended SRP treats all currently pending Ordinary Redemption requests received prior to the announcement of this amendment as withdrawn in light of the change in redemption price. The amendment does not change redemption prices for redemptions that occur within two years of a stockholder’s death or qualifying disability, which redemptions will continue to be effected at the price at which the shares were originally issued (in most cases, $10.00 per share) until the Net Asset Value Publication Date.

When setting the price at which Ordinary Redemptions are to be effected (up to $6.00 per share as described more fully below), we did not conduct a valuation of our portfolio. Rather we chose a redemption price that was substantially higher than the prices offered in recent tender offers for our shares but that was low enough that we could be confident that redemptions at such price would be an attractive use of cash without having to engage an appraiser or another party to value our portfolio. The $6.00 price at which Ordinary Redemptions will generally be effected is not an expression of our view of a value of our shares.

The amendment also limits participation in the SRP to exclude shares purchased from another stockholder if the purchase occurs after the announcement of the amendment. In other words, if shares are transferred for value by a stockholder after July 27, 2010, the transferee and all subsequent holders of such shares are not eligible to participate in the SRP with respect to such shares.

Additionally, the amendment increases the number of shares that we may redeem. Previously, prior to their suspension, Ordinary Redemptions were limited in any calendar year to those that could be effected with 50% of the net proceeds from the sale of shares in our DRP during such calendar year. Such cap has been eliminated by the amendment. However, the SRP continues to limit Ordinary Redemptions and “qualifying disability” redemptions so that such redemptions (in aggregate) in any calendar year do not exceed 5% of the weighted-average number of shares of common stock outstanding in the prior calendar year. In addition, total redemptions (including those within two years of a stockholder’s death) are not permitted to the extent they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds of our DRP during such calendar year and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-

average number of shares outstanding in the prior calendar year. Previously, total redemptions were limited to 100% of the net proceeds of our DRP during such calendar year.

The full text of the Amended and Restated Share Redemption Program was filed as an exhibit to our Current Report on Form 8-K dated July 21, 2010 and filed with the Commission on July 27, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: August 11, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

SECOND QUARTER 2010 FORM 10-Q OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003).

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Company’s prospectus dated April 2, 2010 and filed with the Commission on April 29, 2010).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 21, 2010 and filed with the Commission on July 27, 2010).

4.4	Amended Share Redemption Program (in effect until 30 days after the filing of this Quarterly Report on Form 10-Q) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.5	Amended and Restated Share Redemption Program (effective 30 days after the filing of this Quarterly Report on Form 10-Q) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 21, 2010 and filed with the Commission on July 27, 2010).

10.1*	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated August 1, 2010.

10.2*	Credit Agreement dated as of May 7, 2010 by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities Inc. and PNC Capital Markets LLC, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and PNC Bank, N.A., as syndication agent and Regions Bank, U.S. Bank N.A., and BMO Capital Markets as documentation agents and the other financial institutions parties thereto.

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.