Form 10-Q
period 2010-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2010-11-10
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s

only class of common stock, as of October 31, 2010: 537,809,595 shares

FORM 10-Q

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission (“SEC”). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A. in this Form 10-Q for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described herein and in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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

The accompanying consolidated financial statements should be read in conjunction with the condensed noted to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K for the year ended December 31, 2009. Wells REIT II’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per-share amounts)

	(Unaudited) September 30, 2010	December 31, 2009
Assets:
Real estate assets, at cost:
Land	$566,548	$553,515
Buildings and improvements, less accumulated depreciation of $386,912 and $314,348 as of September 30, 2010 and December 31, 2009, respectively	3,216,080	2,991,502
Intangible lease assets, less accumulated amortization of $363,079 and $320,733 as of September 30, 2010 and December 31, 2009, respectively	447,638	500,493
Construction in progress	8,902	87,073

Total real estate assets	4,239,168	4,132,583
Cash and cash equivalents	53,538	102,725
Tenant receivables, net of allowance for doubtful accounts of $3,705 and $4,117 as of September 30, 2010 and December 31, 2009, respectively	103,952	97,679
Prepaid expenses and other assets	24,943	23,468
Deferred financing costs, less accumulated amortization of $3,100 and $4,181 as of September 30, 2010 and December 31, 2009, respectively	10,680	6,300
Intangible lease origination costs, less accumulated amortization of $214,963 and $184,977 as of September 30, 2010 and December 31, 2009, respectively	280,354	304,590
Deferred lease costs, less accumulated amortization of $15,237 and $11,072 as of September 30, 2010 and December 31, 2009, respectively	43,733	42,719
Investment in development authority bonds	646,000	664,000

Total assets	$5,402,368	$5,374,064

Liabilities:
Line of credit and notes payable	$867,598	$946,936
Accounts payable, accrued expenses, and accrued capital expenditures	121,395	89,312
Due to affiliates	1,785	5,996
Distributions payable	—	13,096
Deferred income	23,723	23,990
Intangible lease liabilities, less accumulated amortization of $58,749 and $48,552 as of September 30, 2010 and December 31, 2009, respectively	91,538	101,529
Obligations under capital leases	646,000	664,000

Total liabilities	1,752,039	1,844,859
Commitments and Contingencies (Note 5)	—	—
Redeemable Common Stock	178,806	805,844
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 538,665,666 and 499,895,448 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	5,387	4,999
Additional paid-in capital	4,812,911	4,461,980
Cumulative distributions in excess of earnings	(1,154,814)	(935,019)
Redeemable common stock	(178,806)	(805,844)
Other comprehensive loss	(14,738)	(8,029)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,469,940	2,718,087
Nonredeemable noncontrolling interests	1,583	5,274

Total equity	3,471,523	2,723,361

Total liabilities, redeemable common stock, and equity	$5,402,368	$5,374,064

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	(Unaudited) Three months ended September 30,		(Unaudited) Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$114,523	$106,329	$333,414	$319,902
Tenant reimbursements	26,612	25,433	73,215	77,466
Hotel income	5,501	5,518	14,900	15,495
Other property income	484	514	1,253	994

	147,120	137,794	422,782	413,857
Expenses:
Property operating costs	43,362	42,511	125,136	127,269
Hotel operating costs	4,499	4,375	12,950	12,561
Asset and property management fees:
Related-party	8,676	8,358	25,410	25,043
Other	1,045	1,052	3,050	3,114
Depreciation	26,571	28,221	75,059	72,701
Amortization	28,927	30,927	87,250	91,010
General and administrative	6,037	7,957	18,432	23,969
Acquisition fees and expenses	2,081	3,310	9,749	15,706

	121,198	126,711	357,036	371,373

Real estate operating income	25,922	11,083	65,746	42,484
Other income (expense):
Interest expense	(22,730)	(23,427)	(67,590)	(68,103)
Interest and other income	11,901	10,015	32,025	30,116
Loss on foreign currency exchange contract	—	—	—	(582)
Gain (loss) on interest rate swaps	(9,885)	(7,299)	(29,068)	9,812

	(20,714)	(20,711)	(64,633)	(28,757)

Income (loss) before income tax (expense) benefit	5,208	(9,628)	1,113	13,727
Income tax (expense) benefit	(111)	(146)	105	(69)

Income (loss) from continuing operations	5,097	(9,774)	1,218	13,658
Discontinued operations:
Operating (loss) income from discontinued operations	(246)	136	(705)	444
Loss on sale of discontinued operations	(130)	—	(130)	—

(Loss) income from discontinued operations	(376)	136	(835)	444

Net income (loss)	4,721	(9,638)	383	14,102
Less: net income attributable to nonredeemable noncontrolling interests	(19)	(12)	(59)	(115)

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$4,702	$(9,650)	$324	$13,987

Per share information – basic and diluted:
Income (loss) from continuing operations	$0.01	$(0.02)	$0.00	$0.03

Loss from discontinued operations	$(0.00)	$0.00	$(0.00)	$0.00

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.01	$(0.02)	$0.00	$0.03

Weighted-average common shares outstanding – basic and diluted	536,582	474,700	520,221	460,223

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	44,916	449	446,753	—	—	—	447,202	—	447,202
Redemptions of common stock	(6,145)	(61)	(55,094)	—	—	—	(55,155)	—	(55,155)
Decrease in redeemable common stock	—	—	—	—	627,038	—	627,038	—	627,038
Distributions to common stockholders ($0.43 per share)	—	—	—	(220,119)	—	—	(220,119)	—	(220,119)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(161)	(161)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(1,989)	—	—	—	(1,989)	(3,589)	(5,578)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(34,292)	—	—	—	(34,292)	—	(34,292)
Other offering costs	—	—	(4,447)	—	—	—	(4,447)	—	(4,447)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	324	—	—	324	—	324
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	59	59
Market value adjustment to interest rate swap	—	—	—	—	—	(6,709)	(6,709)	—	(6,709)

Comprehensive loss	—	—	—	—	—	—	(6,385)	59	(6,326)

Balance, September 30, 2010	538,666	$5,387	$4,812,911	$(1,154,814)	$(178,806)	$(14,738)	$3,469,940	$1,583	$3,471,523

	Stockholders’ Equity
	Common Stock		Additional Paid-In	Cumulative Distributions in Excess of	Redeemable Common	Other Comprehensive	Total Wells Real Estate Investment Trust II, Inc. Stockholders’	Nonredeemable Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Stock	Loss	Equity	Interests	Equity
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	49,895	499	498,447	—	—	—	498,946	—	498,946
Redemptions of common stock	(7,449)	(74)	(70,940)	—	—	—	(71,014)	—	(71,014)
Increase in redeemable common stock	—	—	—	—	(63,116)	—	(63,116)	—	(63,116)
Distributions to common stockholders ($0.45 per share)	—	—	—	(206,385)	—	—	(206,385)	—	(206,385)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(221)	(221)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(41,398)	—	—	—	(41,398)	—	(41,398)
Other offering costs	—	—	(6,532)	—	—	—	(6,532)	—	(6,532)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	13,987	—	—	13,987	—	13,987
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	115	115
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	4,723	4,723	—	4,723

Comprehensive income	—	—	—	—	—	—	18,961	115	19,076

Balance, September 30, 2009	484,455	$4,845	$4,322,843	$(887,149)	$(724,456)	$(9,838)	$2,706,245	$5,322	$2,711,567

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(unaudited) Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities:
Net income	$383	$14,102
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(4,261)	(7,312)
Depreciation	75,350	73,030
Amortization	91,762	98,942
Loss (gain) on interest rate swaps	21,945	(16,374)
Loss on sale of discontinued operations	130	—
Remeasurement gain on foreign currency	(167)	(49)
Loss on foreign currency exchange contract	—	582
Noncash interest expense	14,009	12,778
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(1,296)	1,073
(Increase) decrease in prepaid expenses and other assets	(5,962)	2,757
Increase (decrease) in accounts payable and accrued expenses	187	(4,811)
Decrease in due to affiliates	(3,110)	(4,510)
Decrease in deferred income	(267)	(2,364)

Net cash provided by operating activities	188,703	167,844
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	15,250	—
Investment in real estate and earnest money paid	(269,184)	(104,466)
Deferred lease costs paid	(5,448)	(3,713)

Net cash used in investing activities	(259,382)	(108,179)
Cash Flows from Financing Activities:
Deferred financing costs paid	(7,314)	(3,329)
Proceeds from lines of credit and notes payable	56,000	294,206
Repayments of lines of credit and notes payable	(146,264)	(542,551)
Distributions paid to noncontrolling interests	(235)	(221)
Issuance of common stock	442,678	493,287
Redemptions of common stock	(54,883)	(67,112)
Distributions paid to stockholders	(110,528)	(91,439)
Distributions paid to stockholders and reinvested in shares of our common stock	(122,687)	(114,622)
Commissions on stock sales and related dealer-manager fees paid	(29,821)	(35,664)
Other offering costs paid	(5,495)	(8,035)

Net cash provided by (used in) financing activities	21,451	(75,480)

Net decrease in cash and cash equivalents	(49,228)	(15,815)
Effect of foreign exchange rate on cash and cash equivalents	41	436
Cash and cash equivalents, beginning of period	102,725	86,334

Cash and cash equivalents, end of period	$53,538	$70,955

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

As of September 30, 2010, Wells REIT II owned controlling interests in 69 office properties and one hotel, which include 91 operational buildings. These properties are comprised of approximately 21.7 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 67 are wholly owned and three are owned through consolidated joint ventures. As of September 30, 2010, the office properties were approximately 95.2% leased.

On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II’s dividend reinvestment plan (or, “DRP”), pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Initial Public Offering”). Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under the Initial Public Offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the Initial Public Offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II’s DRP, pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Follow-On Offering”). On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the Follow-On Offering and 174.4 million unsold shares related to the DRP originally registered under the Initial Public Offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under the Follow-On Offering, including shares sold under the DRP, through November 2008. Wells REIT II stopped offering shares for sale under the Follow-On Offering on November 10, 2008.

On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of September 30, 2010, Wells REIT II had raised gross offering proceeds of approximately $1.2 billion from the sale of approximately 122.6 million shares under the Third Offering, including shares sold under the DRP.

As of September 30, 2010, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.8 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $515.3 million, acquisition fees of approximately $114.7 million, other organization and offering expenses of approximately $76.2 million, and common stock redemptions paid pursuant to our share redemption program of approximately $386.7 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real estate.

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

Redeemable Common Stock

Under Wells REIT II’s share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside of the control of Wells REIT II. As a result, Wells REIT II records redeemable common stock in the temporary equity section of its consolidated balance sheet.

Effective September 10, 2010, Wells REIT II amended the SRP to, among other things, increase the number of shares that may be redeemed under the plan. Total redemptions (including those tendered within two years of a stockholder’s death) are limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds of the DRP during such calendar year, and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Thus, as of September 30, 2010, Wells REIT II measured redeemable common stock at the greater of (i) and (ii), or 5% of the weighted-average number of shares outstanding in 2009 (467,922,000) multiplied by the maximum price at which shares could be redeemed within two years of a stockholder’s death during the nine months ended September 30, 2010 ($10.00), less the amount incurred to redeem shares during the nine months ended September 30, 2010. Pursuant to an SRP amendment effected April 30, 2010, total redemptions (including those within two years of a stockholder’s death) were previously limited to 100% of the net proceeds of the DRP during such calendar year, less the amount previously incurred to redeem shares in the current calendar year, and redeemable common stock was measured as such as of June 30, 2010. For additional information on Wells REIT II’s Share Redemption Program, see Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of December 31, 2009, the SRP, as then amended, required Wells REIT II to honor all redemption requests made within two years following the death of a stockholder and required Wells REIT II to honor certain other redemption requests up to the amount of proceeds raised in the current calendar year. Further, at that time, Wells REIT II had an insurance-backed source of funding for the redemption of shares under the SRP in the event that an unusually large number of redemption requests were sought due to the death of its investors. As a result, as of December 31, 2009, Wells REIT II measured redeemable common stock as the sum of (i) the present value of the future estimated deductible amounts under the insurance agreement, and (ii) the amount of net proceeds raised from the sale of shares under the DRP in the current calendar year, less the amount previously incurred to redeem shares in the current calendar year.

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

The following tables provide additional information related to Wells REIT II’s interest rate swaps as of September 30, 2010 and December 31, 2009 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(14,822)	$(8,112)

Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(49,668)	$(27,723)

	Nine Months Ended September 30,
	2010	2009
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$(6,709)	$4,723

(Loss) gain on interest rate swaps recognized through earnings	$(29,068)	$9,812

During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.

For additional information about Wells REIT II’s interest rate swap contracts, see Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds are recorded at net principal value, and the obligations under capital leases at the present value of the expected payments. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss). In connection with the September 2010 sale of New Manchester One, the related development and authority bond and capital lease obligation, both equal to $18.0 million, were transferred to the buyer. See Note 9. Discontinued Operations for additional details.

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

Prior to July 1, 2009, Wells REIT II’s Russian subsidiary used the Russian rouble as its functional currency and, accordingly, maintained its books and records in Russian roubles. During this period, Wells REIT II’s Russian subsidiary translated its assets and liabilities into U.S. dollars at the exchange rate in place as of the balance sheet date, and translated its revenues and expenses into U.S. dollars at the average exchange rate for the periods presented. Net exchange gains or losses resulting from the translation of these financial statements from Russian roubles to U.S. dollars were recorded in other comprehensive loss in the accompanying consolidated statements of equity through September 30, 2009.

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

Wells REIT II records its interest rate swaps at fair value estimated using Level 2 techniques and assumptions, as defined above. The fair value of Wells REIT II’s interest rate swaps were $64.5 million and $35.8 million at September 30, 2010 and December 31, 2009, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details.

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

Noncontrolling Interests

Nonredeemable noncontrolling interests represent the equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Nonredeemable noncontrolling interests are adjusted for contributions, distributions, and earning attributable to the nonredeemable noncontrolling interests in the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint venturers in accordance with the terms of the respective joint venture agreements. Earnings allocated to such nonredeemable noncontrolling interest holders are recorded as net (income) loss attributable to nonredeemable noncontrolling interests in the accompanying consolidated statements of operations. In August 2010, Wells REIT II purchased the nonredeemable noncontrolling interest in the joint venture that owns the Three Glenlake Building for $5.6 million, which represents the original cost attributable to this nonredeemable noncontrolling interest in this joint venture at acquisition. Nonredeemable noncontrolling interests are presented separately in the consolidated statements of equity.

Under certain circumstances, Wells REIT II may redeem Wells Capital’s interest in Wells OP II’s partnership units. As such, Wells Capital’s noncontrolling interest in Wells OP II is included in accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets ($0.1 million as of both September 30, 2010 and December 31, 2009), and its allocation of Wells OP II’s earnings (loss) is included in general and administrative expenses in the consolidated statements of operations.

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

3.	Real Estate Acquisitions

							Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Deferred Lease Costs	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
Sterling Commerce Center	Columbus	OH	3/8/2010	$1,793	$32,459	$—	$680	$2,515	$(877)	$36,570	(1)
550 King Street Buildings	Boston	MA	4/1/2010	8,632	77,897	—	2,074	5,346	—	93,949	(2)
Cranberry Woods Drive-Phase II	Cranberry	PA	6/1/2010	8,303	84,071	4,765	—	—	—	97,139	(3)
Houston Energy Center I	Houston	TX	6/28/2010	4,734	81,309	—	2,996	4,961	—	94,000	(4)
SunTrust Building	Orlando	FL	8/25/2010	1,222	19,706	—	1,634	938	—	23,500	(5)

				$24,684	$295,442	$4,765	$7,384	$13,760	$(877)	$345,158

(1)	100% leased to AT&T with a lease expiration in 2020.
(2)	100% leased to International Business Machines (IBM) with a lease expiration in 2020.
(3)	100% leased to Westinghouse Electric Company with a lease expiration in 2025, with options to extend for three successive periods up to five years for each at then-prevailing market rental rates.
(4)	100% leased to Foster Wheeler USA Corp with a lease expiration in 2018.
(5)	100% leased to SunTrust Bank with a lease expiration in 2019.

Please refer to Part I, Item 2. Application of Critical Accounting Policies for a discussion of the estimated useful life for each asset class.

4.	Line of Credit and Notes Payable

As of September 30, 2010 and December 31, 2009, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	September 30, 2010	December 31, 2009
222 E. 41st Street Building mortgage note	$161,412	$153,130
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Cranberry Woods Drive mortgage note	63,396	63,396
80 Park Plaza Building mortgage note	59,892	56,978
JP Morgan Chase Bank unsecured revolving debt	56,000	—
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	42,015	43,408
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,643	25,414
215 Diehl Road Building mortgage note	21,000	21,000
5 Houston Center Building mortgage note	—	90,000
One and Four Robbins Road Buildings mortgage note	—	23,000
1580 West Nursery Road Buildings mortgage note	—	19,786
Bank Zenit loan (11.61%)	—	6,633
Bank Zenit loan (14.00%)	—	5,951

Total indebtedness	$867,598	$946,936

On May 7, 2010, Wells REIT II entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A. At September 30, 2010, Wells OP II had $56.0 million outstanding under the JPMorgan Chase Credit Facility.

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

Wells REIT II is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. In addition, the JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Wells REIT II’s core investments of improved office properties located in the United States.

As of September 30, 2010, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.

During the nine months ended September 30, 2010, Wells REIT II repaid five mortgage notes totaling $144.7 million using proceeds from the JPMorgan Chase Credit Facility and the net proceeds from the sale of common stock. During the nine months ended September 30, 2010 and 2009, Wells REIT II also made interest payments of approximately $31.8 million and $33.9 million, respectively, including amounts capitalized of approximately $0.5 million and $2.3 million, respectively.

The estimated fair value of Wells REIT II’s notes payable as of September 30, 2010 and December 31, 2009 was approximately $906.7 million and $907.7 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.	Commitments and Contingencies

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2010, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Investing and Financing Activities

Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine months ended September 30,
	2010	2009
Real estate acquisitions funded with other assets	$—	$53,663

Other liabilities assumed upon acquisition of properties	$6,878	$—

Noncash interest accruing to notes payable	$11,104	$10,358

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(6,709)	$4,723

Accrued capital expenditures and deferred lease costs	$1,547	$10,138

Accrued redemptions of common stock	$272	$3,902

Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$1,209

Other offering costs due to affiliate	$56	$712

Distributions payable to stockholders	$—	$11,883

Discounts applied to issuance of common stock	$4,524	$5,659

(Decrease) increase in redeemable common stock	$(627,038)	$63,116

Transfer of development authority bond and corresponding capital lease in connection with sale of New Manchester One	$18,000	$—

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

•

Monthly asset management fees equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures. However, monthly asset management fees shall be assessed on the Lindbergh Center Buildings and the Energy Center I Building, which were acquired on July 1, 2008 and June 28, 2010, respectively, at one-twelfth of 0.5% immediately. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt.

•

Reimbursement for all costs and expenses WREAS II and its affiliates incurs in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses) and other employee-related expenses of WREAS II and its affiliates employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receives a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts.

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

•

Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital plus an 8% return of invested capital, which fee is payable only if the shares of common stock of Wells REIT II are not listed on an exchange.

•

Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital plus an 8% return on invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Under the terms of the Advisory Agreement, Wells REIT II is required to reimburse WREAS II and its affiliates for certain organization and offering costs up to the lesser of actual expenses or 2% of gross equity proceeds raised. As of September 30, 2010, Wells REIT II has incurred and charged to additional paid-in capital cumulative other offering costs of approximately $76.2 million related to its public offering, which represents approximately 1.3% of cumulative gross proceeds raised by Wells REIT II.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Commissions, net of discounts(1)(2)	$3,762	$8,523	$21,926	$26,160
Asset management fees	7,802	7,470	22,724	22,382
Acquisition fees(3)	1,933	3,297	8,853	9,867
Dealer-manager fees, net of discounts(1)	1,380	3,162	7,842	9,579
Administrative reimbursements, net(4)	2,682	3,064	9,565	8,850
Other offering costs(1)	269	2,040	4,447	6,532
Property management fees	874	930	2,686	2,790
Construction fees(5)	33	61	157	303

Total	$18,735	$28,547	$78,200	$86,463

(1)	Commissions, dealer-manager fees, and other offering costs are charged against equity as incurred.
(2)	Substantially all commissions were re-allowed to participating broker/dealers during the three months and nine months ended September 30, 2010 and 2009.
(3)

Effective January 1, 2009, pursuant to the accounting standard for business combinations, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor WREAS II, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions. In connection with adopting this accounting standard, during the nine months ended September 30, 2009, Wells REIT II wrote off approximately $3.5 million of unapplied acquisition fees related to prior periods and incurred additional acquisition fees of approximately $9.9 million related to current-period activity.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.6 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.0 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party incentive fees, listing fees, disposition fees or leasing commissions during the three months or nine months ended September 30, 2010 and 2009, respectively. Wells REIT II will continue to incur organizational and offering costs and acquisition fees on shares issued under its DRP.

Due to Affiliates

The detail of amounts due to WREAS II and its affiliates is provided below as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Administrative reimbursements	$699	$1,893
Commissions and dealer-manager fees	—	53
Other offering cost reimbursements	56	1,104
Acquisition fees	631	195
Asset and property management fees	399	2,751

	$1,785	$5,996

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT. As of September 30, 2010, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

8.	Comprehensive Income (Loss)

The detail of comprehensive income (loss) is provided below for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$4,721	$(9,638)	$383	$14,102
Foreign currency translation adjustment	—	—	—	251
Market value adjustment to interest rate swap	(2,311)	(1,517)	(6,709)	4,723

Comprehensive income (loss)	2,410	(11,155)	(6,326)	19,076
Less: comprehensive (income) loss attributable to noncontrolling interests	(18)	(12)	(59)	(115)

Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,392	$(11,167)	$(6,385)	$18,961

9.	Discontinued Operations

In accordance with GAAP, the gains and losses from the disposition of certain real estate assets and the related historical operating results are required to be included in a separate section, discontinued operations, in the consolidated statements of operations for all periods presented. On September 15, 2010, Wells REIT II sold New Manchester One, an industrial property with 593,404 square feet, located in Douglasville, Georgia. Wells REIT II received net proceeds of $15.3 million from the sale of this property. The revenue and expenses of New Manchester One are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$—	$397	$—	$1,192
Tenant reimbursements	—	75	—	207
Other property income	—	—	—	—

Total revenues	—	472	—	1,399

Expenses:
Property operating costs	127	67	355	196
Asset and property management fees	—	42	—	129
Depreciation	72	109	291	329
Amortization	—	87	—	261
General and administrative	47	31	59	40

Total expenses	246	336	705	955

Real estate operating income	(246)	136	(705)	444

Other income (expense):
Interest expense	(270)	(270)	(810)	(810)
Interest and other income	270	270	810	810

Operating (loss) income from discontinued operations	(246)	136	(705)	444

Loss on sale of real estate assets	(130)	—	(130)	—

(Loss) income from discontinued operations	$(376)	$136	$(835)	$444

10.	Subsequent Events

Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items in addition to those disclosed elsewhere in this report:

Amendment to SRP

Effective October 23, 2010, the SRP was amended to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability.

Property Acquisition

On October 21, 2010, Wells REIT II purchased an office building with approximately 390,000 rentable square feet located in Columbus, Ohio (“Chase Center”) for approximately $35.5 million, exclusive of closing costs. Chase Center is leased entirely to JP Morgan Chase Bank through 2025 with a 2022 termination option for 138,000 of the leased square feet without penalty upon providing proper prior written notice.

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

Overview

During the periods presented, we have continued to receive investor proceeds under our public offerings and to invest those proceeds in real estate assets and to repay borrowings. These activities have precipitated fluctuations within the results of our property operations. We have closed the Third Offering, which will impact the composition of our capital resources going forward.

Liquidity and Capital Resources

Overview

We have concluded our primary offering of shares; however, have continued to offer shares through our dividend reinvestment plan (“DRP”). In the second quarter of 2010, we sought and obtained an investment-grade credit rating from two major ratings agencies and entered into a $500.0 million, three-year replacement credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A.

We anticipate using a combination of future debt proceeds, proceeds from the selective sale of properties and residual DRP proceeds to invest in additional properties. In the near-term, as we continue actively seek suitable real estate investment opportunities, we have elected to use a portion of our equity proceeds to repay outstanding borrowings. Pursuant to our amended SRP, we resumed “Ordinary Redemptions” (those sought in cases other than within two years of a stockholder’s death or a “qualifying disability”) in September 2010 at a price currently equal to 60.0% of the price at which the share was originally issued. Going forward, we anticipate using future DRP proceeds to fund future share redemptions (subject to the current limitations of our share redemption program), and to make residual DRP proceeds available to fund capital improvements for our properties and for additional real estate investments.

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

Short-term Liquidity and Capital Resources

During the nine months ended September 30, 2010, we generated net cash flows from operating activities of $188.7 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest earned on cash balances, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with other sources of cash, net cash flows from operating activities were used to fund distributions to stockholders of approximately $233.2 million during this period. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders as well. Please refer to the “Distributions” section below for additional information regarding the sources of cash used to fund future distributions to stockholders.

During the nine months ended September 30, 2010, we generated proceeds from the sale of common stock under our public offering, net of commissions, dealer-manager fees, and acquisition fees, offering cost reimbursements, and share redemptions, of $398.5 million, of which $269.2 million was used to fund investments in new and existing properties and $54.9 million was used to redeem shares. We used remaining equity proceeds, along with $15.3 million of net proceeds from the sale of New Manchester One and $56.0 million drawn on the JP Morgan Chase Credit Facility, to repay outstanding mortgage loans of $144.7 million. We are continuing to pursue real estate investment opportunities and intend to use equity proceeds, in combination with additional borrowings, to fund additional real estate investments.

We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of September 30, 2010, we held cash balances in excess of $50.0 million and had access to the borrowing capacity under our JPMorgan Chase Credit Facility of $444.0 million.

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

We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of September 30, 2010, our debt-to-real-estate asset ratio was approximately 16.3%.

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

Contractual Commitments and Contingencies

Our contractual obligations as of September 30, 2010 will become payable in the following periods (in thousands):

Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter
Debt obligations	$867,598	$478	$147,969	$176,772	$542,379
Interest obligations on debt(1)	257,893	11,919	91,089	75,274	79,611
Capital lease obligations(2)	646,000	—	60,000	466,000	120,000
Purchase obligations(3)	2,994	2,994	—	—	—
Operating lease obligations	226,788	617	4,980	5,114	216,077

Total	$2,001,273	$16,008	$304,038	$723,160	$958,067

(1)

Interest obligations are measured at the contractual rate for fixed-rate date debt, or at the effectively fixed-rate for variable- rate debt with interest rate swaps agreements. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)

Amounts include principal obligations only. We made interest payments on these obligations of $30.8 million during the nine months ended September 30, 2010, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(3)	Represents purchase commitments for Cranberry Woods Drive Phase II, all of which relates to construction overruns that are recoverable from the tenant.

Results of Operations

Overview

As of September 30, 2010, we owned controlling interests in 69 office properties, which were approximately 95.2% leased, and one hotel. Our real estate operating results increased in 2010 primarily due to the full-period impact of properties acquired in 2009 and the partial-period impact of properties in 2010. The majority of our 2009 and 2010 acquisitions were funded with investor proceeds raised in the Third Offering. We ceased making offers under the Third Offering on June 30, 2010. We do not expect future income from continuing operations to change significantly in the near term based on the relative size and health of our real estate portfolio. However, we recognize that a prolonged decline in the U.S. economy or U.S. real estate markets could impact the creditworthiness of our tenants and market rent levels, which could, in turn, negatively impact our results of operations over the long term.

Comparison of the three months ended September 30, 2009 versus the three months ended September 30, 2010

Continuing Operations

Rental income increased from $106.3 million for the three months ended September 30, 2009 to $114.5 million for the three months ended September 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain at similar levels consistent in future periods.

Tenant reimbursements and property operating costs increased from $25.4 million and $42.5 million, respectively, for the three months ended September 30, 2009 to $26.6 million and $43.4 million, respectively, for the three months ended September 30, 2010, primarily due to properties acquired or placed in service during 2010. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.

Hotel income, net of hotel operating costs, decreased slightly from $1.1 million for the three months ended September 30, 2009 to $1.0 million for the three months ended September 30, 2010, primarily due to a decrease in food, beverage and banquet sales and additional operating costs related to a quality-of-service initiative. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriot hotel.

Asset and property management fees remained relatively stable at $9.4 million for the three months ended September 30, 2009, as compared to $9.7 million for the three months ended September 30, 2010. We expect asset and property management fees to fluctuate in response to future acquisitions and leasing activities, among other factors. Asset management fees are subject to the ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses decreased from $3.3 million for the three months ended September 30, 2009 to $2.1 million for the three months ended September 30, 2010, primarily due to closing the Third Offering. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to decrease significantly as a result of closing the Third Offering.

Depreciation decreased from $28.2 million for the three months ended September 30, 2009 to $26.6 million for the three months ended September 30, 2010, primarily due to write-off of tenant improvements recorded in 2009, offset by an increase due to properties acquired or placed into service in the second quarter of 2010. Excluding the impact of future property acquisitions and changes to leases currently in place at our properties, depreciation is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period and ongoing capital improvements at our properties.

Amortization remained relatively consistent at $30.9 million for the three months ended September 30, 2009, as compared to $28.9 million for the three months ended September 30, 2010. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, amortization is expected to increase slightly in future periods due to owning new properties for a full period.

General and administrative expenses decreased from $8.0 million for the three months ended September 30, 2009 to $6.0 million for the three months ended September 30, 2010, primarily due to nonrecurring costs incurred in 2009 in connection with a prospective acquisition that did not close.

Interest expense remained relatively stable at $23.4 million for the three months ended September 30, 2009, as compared to $22.7 million for the three months ended September 30, 2010. Future interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, our ability to secure financings or refinancings, and changes in market interest rates. We anticipate using additional borrowings, along with equity proceeds on hand, to fund anticipated future acquisitions of real estate.

Interest and other income increased from $10.0 million for the three months ended September 30, 2009 to $11.9 million for the three months ended September 30, 2010 primarily due to recovering a transfer tax payment made in connection with a prior-period acquisition. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.9 years as of September 30, 2010. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized losses on interest rate swaps that do not qualify for hedge accounting treatment of $7.3 million and $9.9 million for the three months ended September 30, 2009 and 2010, respectively. We anticipate that future gains (losses) on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).

We recognized net loss attributable to Wells REIT II of $(9.7) million ($0.02 per share) for the three months ended September 30, 2009, as compared to a net income of $4.7 million ($0.01 per share) for the three months ended September 30, 2010. The increase is primarily attributable to an increase in real estate operating income of $14.8 million primarily due to assets placed in service during 2010. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment and the impact of future acquisitions, we expect future net income to remain at a level similar to the third quarter 2010 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Discontinued Operations

In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Income (loss) from discontinued operations decreased from $0.1 million for the three months ended September 30, 2009 to $(0.4) for the three months ended September 30, 2010 as a result of the sole tenant vacating New Manchester One effective January 1, 2010 and the loss recognized on the sale of this property.

Comparison of the nine months ended September 30, 2009 versus the nine months ended September 30, 2010

Continuing Operations

Rental income increased from $319.9 million for the nine months ended September 30, 2009 to $333.4 million for the nine months ended September 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain at similar levels consistent in future periods.

Tenant reimbursements and property operating costs decreased from $77.5 million and $127.3 million, respectively, for the nine months ended September 30, 2009, to $73.2 million and $125.1 million, respectively, for the nine months ended September 30, 2010, primarily due to 2010 decreases in utility usage and rates, and property taxes, offset slightly by additional property operating costs and tenant reimbursements related to the assets placed in service during 2010. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.

Hotel income, net of hotel operating costs, decreased from $2.9 million for the nine months ended September 30, 2009 to $2.0 million for the nine months ended September 30, 2010 due to decreases in food, beverage and banquet sales and additional operating costs related to a quality-of-service initiative. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriot hotel.

Asset and property management fees remained relatively stable at $28.2 million for the nine months ended September 30, 2009, as compared to $28.5 million for the nine months ended September 30, 2010. We expect asset and property management fees to fluctuate in response to future acquisitions and leasing activities, among other factors. Asset management fees are subject to the ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses decreased from $15.7 million for the nine months ended September 30, 2009 to $9.7 million for the nine months ended September 30, 2010, primarily due to closing the Third Offering, offset by a 2009 write-off of $5.6 million of unapplied acquisition fees and expenses that related to prior periods in connection with implementing a prospective accounting rule change. We expect future acquisition fees and expenses to continue to decrease significantly as a result of closing the primary offering of shares, as Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Depreciation increased from $72.7 million from the nine months ended September 30, 2009 to $75.1 million for the nine months ended September 30, 2010, primarily due to properties acquired or placed into service in the second quarter of 2010. Excluding the impact of future property acquisitions and changes to leases currently in place at our properties, depreciation is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period and ongoing capital improvements at our properties.

Amortization remained relatively consistent at $91.0 million for the nine months ended September 30, 2009, as compared to $87.3 million for the nine months ended September 30, 2010. Excluding the impact of future property acquisitions and changes to the leases currently in place at our properties, future amortization is expected to continue to increase slightly in future periods, as compared to historical periods, due to owning new properties for a full period.

General and administrative expenses decreased from $24.0 million for the nine months ended September 30, 2009 to $18.4 million for the nine months ended September 30, 2010, primarily due to nonrecurring costs incurred in 2009 in connection with a prospective acquisition that did not close.

Interest expense remained relatively stable at $68.1 million for the nine months ended September 30, 2009, as compared to $67.6 million for the nine months ended September 30, 2010. Future interest expense will depend largely upon the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives, our ability to secure financings or refinancings, and changes in market interest rates. We anticipate using additional borrowings, along with equity proceeds on hand, to fund anticipated future acquisitions of real estate.

Interest and other income increased from $30.1 million for the nine months ended September 30, 2009 to $32.0 million for the nine months ended September 30, 2010 primarily due to recovering a transfer tax payment made in connection with a prior-period acquisition. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.9 years as of September 30, 2010. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized a loss on foreign currency exchange contract of $0.6 million for the nine months ended September 30, 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009 with a payment of $8.2 million.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $9.8 million for the nine months ended September 30, 2009, as compared to a loss of $29.1 million for the nine months ended September 30, 2010. We anticipate that future gains (losses) on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).

We recognized net income attributable to Wells REIT II of $14.0 million ($0.03 per share) for the nine months ended September 30, 2009, as compared to a net income of $0.3 million ($0.00 per share) for the nine months ended September 30, 2010. The decrease is primarily due to recognizing a $9.8 million gain on interest rate swaps for the nine months ended September 30, 2009, as compared to a $29.1 million loss on interest rate swaps for the nine months ended September 30, 2010, partially offset by an increase in real estate operating income as a result of assets placed in service during 2010. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment and the impact of future acquisitions, we expect future net income to remain at levels similar to third quarter 2010. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Discontinued Operations

In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Income from discontinued operations decreased from $0.4 million for the months ended September 30, 2009 to $(0.8) million for the three months ended September 30, 2010 as a result of the sole tenant vacating New Manchester One effective January 1, 2010 and the loss recognized on the sale of this property.

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

During the nine months ended September 30, 2010, we paid total distributions to common stockholders, including $122.7 million reinvested in our common stock pursuant to our DRP, of $233.2 million. During this period, we generated net cash from operating activities of $188.7 million, which has been reduced by $9.8 million for acquisition-related costs that were funded with cash generated from the sale of common stock under our public offerings. Of the remaining $34.7 million of distributions paid to stockholders in 2010, $28.1 million was funded with cumulative operating cash flows generated in prior periods and the remaining $6.6 million was funded with other sources of cash.

During the nine months ended September 30, 2010, we paid stockholder distributions in excess of current period and prior period accumulated operating cash flows (adjusted for certain acquisition-related costs as described above), which reflects a deterioration in our level of such stockholder distribution coverage when compared to previous periods. We believe that this negative trend in our ability to fully cover stockholder distributions with operational cash flow has been precipitated by, among other factors, recent challenges that we have experienced in locating properties that would meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past. Further, while operational cash flow from our properties remain strong, economic downturns in our markets or in the particular industries in which our tenants operate, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections. We expect future operational cash flows to continue to be negatively impacted by the factors described above. Should the gap between our operational cash flow (adjusted for certain acquisition-related costs) and stockholder distributions continue to widen, our board of directors would likely elect to lower future stockholder distributions rather than to risk compromising our investment objectives or to accumulate significant borrowings.

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

Wells TRS is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform certain additional, noncustomary services for tenants of our buildings through Wells TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

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

As of September 30, 2010 and December 31, 2009, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2010	$148,623	$551,422	$495,317	$150,287

December 31, 2009	$153,189	$557,365	$489,567	$150,081

For the nine months ended September 30, 2010 and the year ended December 31, 2009, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended September 30, 2010	$12,832	$45,849	$37,997	$10,868

For the year ended December 31, 2009	$17,912	$64,108	$51,266	$14,570

The remaining net intangible assets and liabilities as of September 30, 2010 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2010	$4,123	$14,854	$12,540	$3,604

For the years ending December 31:
2011	14,151	52,885	46,900	14,145
2012	10,483	44,534	41,722	13,585
2013	8,564	38,904	38,697	13,281
2014	7,474	33,600	35,581	12,696
Thereafter	15,965	97,756	104,914	34,227

	$60,760	$282,533	$280,354	$91,538

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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million and $110.7 million as of September 30, 2010 and December 31, 2009, and recognized amortization of this asset of approximately $1.6 million for the nine months ended September 30, 2010 and approximately $2.1 million for the year ended December 31, 2009.

As of September 30, 2010, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2010	$517
2011	2,069
2012	2,069
2013	2,069
2014	2,069
Thereafter	95,552

$104,345

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

Subsequent Events

We evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and note the following items in addition to those disclosed elsewhere in this report:

Amendment to SRP

Effective October 23, 2010, the SRP was amended to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability.

Property Acquisition

On October 21, 2010, we purchased an office building with approximately 390,000 rentable square feet located in Columbus, Ohio (“Chase Center”) for approximately $35.5 million, exclusive of closing costs. Chase Center is leased entirely to JP Morgan Chase Bank through 2025 with a 2022 termination option for 138,000 of the leased square feet without penalty upon providing proper prior written notice.

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

Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Facility and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of September 30, 2010, we had $56.0 million outstanding under the JPMorgan Chase Bank, N.A. line of credit; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $161.4 million outstanding on the 222 E. 41st Street Building mortgage note; $59.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.6 million outstanding on the Three Glenlake Building mortgage note; and $501.3 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.49% as of September 30, 2010.

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.56% per annum as of September 30, 2010) and matures in

September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.46% per annum as of September 30, 2010) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.16% per annum as of September 30, 2010), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $748.2 million of our total debt outstanding as of September 30, 2010 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2010, these balances incurred interest expense at an average interest rate of 5.70% and have expirations ranging from 2011 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our public offering and the rate at which we are able to employ such proceeds in acquisitions of real properties.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at September 30, 2010, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.2% and 1.7% of total assets at September 30, 2010 and December 31, 2009, respectively, and 0% and 0.1% of total revenue for the nine months ended September 30, 2010 and 2009, respectively. As compared to rates in effect at September 30, 2010, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor should be read together with the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009, which includes a comprehensive discussion of some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.

We are dependent upon our advisor and its affiliates to conduct our operations and this offering; thus, adverse changes in their financial health or our relationship with them could cause our operations to suffer.

We are dependent upon our advisor and its affiliates to conduct our operations and this offering. Thus, adverse changes to our relationship with, or the financial health of, our advisor and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments.

Affiliates of our advisor serve as a general partner to many Wells-sponsored limited partnership programs. Those affiliates may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against our advisor’s affiliates could result in a substantial reduction of their net worth. If such liabilities affected the level of services that our advisor could provide, our operations and financial performance could suffer.

In addition, affiliates of our advisor are currently parties to litigation regarding Piedmont REIT’s internalization of entities affiliated with our advisor, which internalization transaction is described above at “Prospectus Summary – What is your relationship to other public REITs sponsored by Wells Real Estate Funds?” Due to the uncertainties inherent in the litigation process, it is not possible for us to predict the ultimate outcome of these matters and, as with any litigation, the risk of financial loss does exist. Affiliates of our advisor have and may continue to incur defense costs associated with the litigation. A summary of the nature and status of the litigation is set forth below.

On March 12, 2007, a stockholder of Piedmont REIT filed a purported class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III; Wells Capital, Wells Management; and other affiliates of our advisor. The litigation was filed prior to the closing of the internalization transaction on April 16, 2007.

The complaint alleged, among other things, (i) that the consideration to be paid as part of the internalization is excessive; (ii) violations of the federal proxy rules based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the board of directors and the current and previous advisors breached their fiduciary duties to the class and to Piedmont REIT; and (iv) that the proposed internalization will unjustly enrich certain directors and officers of Piedmont REIT, including Messrs. Wells and Williams. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction.

On June 27, 2007, the plaintiff filed an amended complaint, which contained the same counts as the original complaint, described above, with amended factual allegations based primarily on events occurring subsequent to the original complaint and the addition of one of Piedmont REIT’s officers as an individual defendant. On March 31, 2008, the court granted in part the defendants’ motion to dismiss the amended complaint. The court dismissed five of the seven counts of the amended complaint in their entirety. The court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint.

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

On December 4, 2009, the parties filed motions for summary judgment. The parties filed their respective responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2010 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2010, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2010	385	$9.95	385	(3)
August 2010	567	$9.94	567	(3)
September 2010	1,996	$7.01	1,996	(3)

(1)	All purchases of our equity securities by us in the three months ended September 30, 2010, were made pursuant to our SRP.

(2)

We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; and September 23, 2010.

(3)	We currently limit the dollar value and number of shares that may yet be redeemed under the program as described below.

Effective September 10, 2010, the SRP was amended to, among other things, increase the number and dollar value of shares that may be redeemed under the plan as follows:

•

First, we will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test would not be considered in the test below.

•

In addition, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of weighted average number of shares outstanding in the prior calendar year.

Some stockholders may, due to financial hardship, need to sell their shares. Given the current illiquidity of our shares, some third parties have sought to exploit these hardships by offering to purchase our shares at prices substantially below the price at which the shares were issued by us. (Third-party tender offers have been conducted at $3.00, $4.00, $4.25 and $4.50 per share during the nine months ended September 30, 2010.) In order to offer stockholders who are facing a financial hardship a liquidity option that is more attractive than the steeply discounted prices recently offered for our shares by third-party tender offerors, we determined to amend the SRP as described below.

Pursuant to our amended SRP, we resumed Ordinary Redemptions in September 30, 2010 at a redemption price equal to 60.0% of the price at which the share was originally issued by us. The new redemption price for Ordinary Redemptions will remain in effect until the date that we publish an estimate of the value of a share of our common stock which estimate is not based on the most recent prices paid in a public offering of our common stock (the “Net Asset Value Publication Date”). As amended, this price will automatically adjust for special distributions and to account for certain recapitalizations. On or after the Net Asset Valuation Date, the Ordinary Redemption price will be 95.0% of the estimated per share value.

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

Effective October 23, 2010, the SRP was amended to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability. The full text of the Amended and Restated Share Redemption Program was filed as an exhibit to our Current Report on Form 8-K dated September 23, 2010 and filed with the Commission on September 23, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2010, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated: November 10, 2010	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO

THIRD QUARTER 2010 FORM 10-Q OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003).

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1	Form of Subscription Agreement with Consent to Electronic Delivery (incorporated by reference to Appendix A to the Company’s prospectus dated April 2, 2010 and filed with the Commission on April 29, 2010).

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 21, 2010 and filed with the Commission on July 27, 2010).

4.4	Amended Share Redemption Program (in effect until September 10, 2010) (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).

4.5	Amended and Restated Share Redemption Program (effective from September 10, 2010 to October 23, 2010) (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K dated July 21, 2010 and filed with the Commission on July 27, 2010).

4.6	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2010).

10.1	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated August 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.2	Credit Agreement dated as of May 7, 2010 by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities Inc. and PNC Capital Markets LLC, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and PNC Bank, N.A., as syndication agent and Regions Bank, U.S. Bank N.A., and BMO Capital Markets as documentation agents and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.