Form 10-K
period 2010-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-03-11
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates:

While there is no established market for the registrant’s shares of common stock, the registrant has made offerings of its shares of common stock pursuant to a Form S-11. In all offerings, the Registrant sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The registrant terminated its recent offering of shares of common stock on August 25, 2010 and is currently offering shares of its common stock to existing stockholders pursuant to its dividend reinvestment plan at a purchase price of $9.55 per share pursuant to a Form S-3D. The number of shares held by non-affiliates as of June 30, 2010 was approximately 531,516,282.

Number of shares outstanding of the registrant’s

Only class of common stock, as of February 28, 2011: 539,885,225 shares

Documents Incorporated by Reference:

Registrant incorporates by reference portions of the Wells Real Estate Investment Trust II, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2011.

FORM 10-K

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission (“SEC”). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

We typically focus our acquisition efforts on high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2010, we owned interests in 70 office properties and one hotel, which include 92 operational buildings, comprising approximately 22.1 million square feet of commercial space located in 23 states, the District of Columbia, and Moscow, Russia. Of these office properties, 68 are wholly owned and two are owned through a consolidated joint venture. As of December 31, 2010, the office properties were approximately 94.4% leased.

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

Financing Objectives

To date, we have financed our acquisitions through a combination of equity raised in public offerings and debt placed or assumed upon the acquisition of certain properties. We anticipate using additional third-party borrowings, in combination with net proceeds raised from the issuance of our shares through our dividend reinvestment plan (“DRP”) and, if and when applicable, proceeds from the selective sale of our properties, to make additional real estate investments.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors (the “Conflicts Committee”) and is disclosed to our stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification to exceed this borrowing limit. We currently intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in properties, which will allow us to acquire a more diversified portfolio. However, the percentage of debt financing will depend upon various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to raise equity proceeds from the sale of our common stock through our DRP, our ability to pay distributions, the availability of properties meeting our investment criteria, the availability of debt, and changes in the cost of debt financing.

As of December 31, 2010, we had debt outstanding under variable-rate and fixed-rate borrowing instruments. Other than our working capital line of credit and one mortgage note, the interest rates on our variable-rate borrowing instruments have been effectively fixed through interest rate swap agreements. Our working capital line of credit provides considerable flexibility with regard to managing our capital resources. The extent to which we draw on our working capital line of credit is driven primarily by timing differences between our operational payments and receipts. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.

Operating Objectives

We will continue to focus on the following key operating factors:

•	Actively managing our diversified portfolio while maintaining a low-to-moderate debt-to-real estate-asset ratio;

•	Investing net offering proceeds in high-quality, income-producing properties that support a market distribution;

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

Investment Policies.     We focus our investment efforts on the acquisition of high-quality, income-generating office properties leased to creditworthy tenants. Although we may acquire other types of real estate, this focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. We are actively pursuing acquisition opportunities that meet this investment focus. Our advisor, WREAS II, and its affiliates have extensive expertise with this type of real estate.

Working Capital Reserves.     We may from time to time temporarily set aside DRP proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility or in the event that suitable acquisitions are not available. While temporarily setting aside funds will decrease the amount available to invest in real estate in the short term and, hence, may temporarily decrease future net income, we believe that it may be prudent under certain economic conditions to have these funds available in addition to funds available from operations and borrowings.

Borrowing Policies.     Over the long-term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2010, our debt-to-real-estate asset ratio was approximately 16.6%.

Policies Regarding Operating Expenses.     We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter unless the conflicts committee has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2010, total operating expenses represented 1.2% of average invested assets and 12.1% of net income.

Offering Policies.     Effective June 30, 2010, we concluded our primary public offering of shares; however, we have continued to offer shares to our existing stockholders through our DRP. We believe this offering is in the best interest of our stockholders because it provides an important source of funding for our share redemption program and increases the likelihood that we will be able to (i) continue to acquire properties at attractive pricing, thereby improving stockholder returns and (ii) continue to diversify our portfolio of income-producing properties, thereby reducing risk in our portfolio.

Listing Policy.     While we believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time, we have begun to explore various exit strategies and liquidity options for the REIT, which include but are not limited to, an eventual public listing of our shares.

Employees

The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), affiliates of WREAS II, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities required under our agreement with WREAS II (the “Advisory Agreement”). The related expenses are allocated among us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse, through WREAS II, Wells Capital, and Wells Management for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay WREAS II a separate fee. Our allocable share of salary reimbursements totaled approximately $16.6 million, $15.2 million, and $13.6 million for the years ended December 31, 2010, 2009, and 2008, respectively, portions of which are reimbursable by our tenants. Salary reimbursements are included in general and administrative expenses and property operating costs in the accompanying consolidated statements of operations.

Insurance

We believe that our properties are adequately insured.

Competition

As we purchase properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to acquire a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.

Economic Dependency

We have engaged WREAS II and Wells Investment Securities, Inc. (“WIS”), to provide certain services essential to us, including asset management services, supervision of the property management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, we are dependent upon WREAS II, WIS, Wells Capital, and Wells Management.

Wells Capital, WREAS II, Wells Management, and WIS are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). Historically, the operations of Wells Capital, WREAS II, Wells Management, and WIS have represented substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related Parties

On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”) filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, the Chairman of our Board of Directors; Wells Capital; Wells Management, our former property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

Website Address

Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.wellsreitII.com, through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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

Risks Related to Current Economic Conditions

If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.

We are competing for real estate investments with other REITs, real estate limited partnerships, pension funds and their advisors, bank and insurance company investment accounts, individuals, and other entities. In 2010, real estate market fundamentals underlying the U.S. office markets continued to deteriorate and debt markets continued to be constrained, thus, leading to a transaction volume that was significantly lower in 2010 as compared with earlier years. The shortage of high-quality assets trading has resulted in investors that have built up their cash positions and are ready to invest. The greater the number of entities and resources competing for high-quality office properties, the higher the acquisition prices of these properties will be, which could reduce our profitability and our ability to pay distributions. We cannot be sure that WREAS II will be successful in obtaining suitable investments on financially attractive terms or that, if WREAS II makes investments on our behalf, our objectives will be achieved. Effective June 30, 2010, we concluded our primary offering of shares; however, we are continuing to offer shares through our DRP. In the event we are unable to timely locate suitable investments, we may be unable or limited in our ability to make distributions to our stockholders.

Current economic conditions may cause the creditworthiness of our tenants to deteriorate and market rental rates to decline.

During 2009 and 2010, current economic conditions have adversely affected the financial condition and liquidity of many businesses. Should such economic conditions continue for a prolonged period of time, our tenants’ ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or to renew existing leases.

Our office properties were approximately 94.4% leased at December 31, 2010, and provisions for uncollectible tenant receivables, net of recoveries, were approximately 0% of total revenues for the 12 months then ended. As a percentage of 2010 annualized gross base rent, approximately 9% of leases expire in 2011, 8% of leases expire in 2012, and 6% of leases expire in 2013 (see Item 2). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.

Current economic conditions may create challenges for us in refinancing our existing debt or in seeking additional third-party loans.

Current economic conditions, including declines in real estate transaction volumes and market values, as well as the constriction of the availability of debt capital, may create challenges for us in securing or refinancing other third-party borrowings in the future.

Current economic conditions may cause market rental rates and property values to decline.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States to remain relatively weak for 2011, along with continued high levels of unemployment and vacancy rates at commercial properties as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. In the near-term, we believe that we are well-positioned to withstand a continued economic downturn due to our minimal exposure to immediate lease rollover, a strong tenant credit base, and low leverage levels relative to our competitors; however, no assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

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

We depend on tenants for our revenue, and lease defaults or terminations could reduce our net income and limit our ability to make distributions to our stockholders.

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

As of December 31, 2010, we owned interest in two of our properties through a joint venture arrangement in which we hold the controlling interest. Should we elect to acquire, develop, or improve additional properties through joint venture arrangements, such future investments may involve risks not otherwise present with other methods of investment in real estate, including, for example:

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

There is no current public market for our shares and we currently have no plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large investors from desiring to purchase our shares. Our board of directors has adopted a share redemption program, and in September 2010, we resumed Ordinary Redemptions (i.e., redemptions other than those made in connection with a “qualifying disability” or within two years of a stockholder’s death) under the program at a redemption price equal to 60% of the price at which the share was originally issued by us. In October 2010, we amended our SRP to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability, including a redemption price equal to the amount at which the shares were issued. Notwithstanding the aforementioned changes, the SRP includes numerous restrictions that limit a stockholder’s ability to sell his or her shares to us, and our board of directors may amend, suspend, or terminate our share redemption program upon 30 days’ notice, with the exception of amendments that would materially adversely affect the rights of redeeming heirs. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it would likely be at a substantial discount to the public offering price. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should only purchase our shares as a long-term investment because of the illiquid nature of our shares.

We may be unable to pay or maintain cash distributions or increase distributions over time, and, until we have invested the proceeds of our completed primary public offering and our offering pursuant to our DRP, and our properties are generating sufficient cash flow, we may have difficulty funding our distributions solely from cash flow from operations, which could reduce the funds we have available for investment and the return to our investors.

There are many factors that can affect the availability and timing of distributions to stockholders. In the future we expect to fund distributions principally from cash flow from operations, adjusted for certain costs that were incurred for the purpose of generating future earnings, including acquisition costs; however, until our properties are generating sufficient cash flow, we may fund our distributions from borrowings or even the net proceeds from our DRP. If we fund distributions from financings or the net proceeds from our DRP, we will have less funds available for the acquisition of properties, and the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain. The distributions paid to stockholders in 2009 were funded with current-period or prior-period accumulated net cash flow from operating activities, adjusted for acquisition-related costs as presented in the accompanying consolidated statements of cash flows. In 2010, distributions were funded with current-period or prior-period accumulated net cash flow from operating activities, adjusted for acquisition-related costs as presented in the accompanying consolidated statements of cash flows, and other sources of cash. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on future earnings and future distribution projections. We expect future operational cash flows to continue to be negatively impacted by recent challenges that we have experienced in locating properties that would meet our investment objectives at prices that would generate the same level of return that our portfolio has generated in the past, and economic downturns in our markets or in the industries in which our tenants operate. See Item 7 in the “Distributions” section for additional information.

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

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board’s broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks they face.

Our investors may be more likely to sustain a loss on their investment because our sponsor does not have as strong an economic incentive to avoid losses as do promoters who have made significant equity investments in their company.

As of February 28, 2011, our sponsor had invested approximately $1.8 million in us, primarily by purchasing shares of common stock for $9.05 per share in our initial public offering. Our investors may be at a greater risk of loss because our promoters do not have as much to lose from a decrease in the value of our shares as do those promoters who make more significant equity investments in their companies.

Risks Related to Our Corporate Structure

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of our officers, E. Nelson Mills, Douglas P. Williams, and Randall D. Fretz, and the chairman of our board of directors, Leo F. Wells, III, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Mills, Williams, or Fretz, nor do WREAS II or its manager, Wells Capital or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, Wells Capital, or its affiliates. If any of these key personnel were to cease their affiliation with us, Wells Capital, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor’s ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.

Our operating performance could suffer if Wells Capital or its affiliates incur significant losses, including those losses that may result from being the general partner of other entities or the guarantor of debt held by other entities.

Our advisor, WREAS II has four employees and, as such, will continue to rely upon the employees of its manager, Wells Capital, to perform many of the services required under the Advisory Agreement. We are dependent on our advisor to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation or as a result of having to perform under guarantees, could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Our advisor and sponsor will perform services for us in connection with the shares offered under our DRP, the selection and acquisition of our investments, the management and leasing of our properties, and the administration of our other investments. We will pay them substantial up-front fees for some of these services, which will result in immediate dilution to the value of your investment and will reduce the amount of cash available for investment in properties or distribution to stockholders.

We will also pay significant fees during our operational stage. Those fees include obligations to reimburse WREAS II, Wells Capital, and its affiliates for expenses they incur in connection with their providing services to us, including certain personnel services.

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

These fees and other potential payments increase the risk that the amount available for distribution to common stockholders upon a liquidation of our portfolio would be less than the purchase price of the shares in our public offerings of common stock. Substantial consideration paid to our advisor and its affiliates also increases the risk that investors will not be able to resell their shares at a profit, even if our shares are listed on a national securities exchange.

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

Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code (the “Code”). If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

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

Participants in our dividend reinvestment plan will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, participants will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, and except with respect to tax-exempt entities, participants in our dividend reinvestment plan may have to use funds from other sources to pay the tax liability on the value of the shares of common stock they receive.

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

•

We may perform additional, noncustomary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real estate-related services; however, any earnings related to such services are subject to federal and state income taxes.

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

As of February 28, 2011, our total indebtedness was approximately $0.9 billion, which consisted of $753.8 million outstanding under mortgage loans with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; $130.0 million outstanding on our line of credit; and, $63.4 million outstanding under a variable-rate mortgage loan. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our distributions, and for other purposes.

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

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent (the “JPMorgan Chase Credit Facility”) includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more or any nonrecourse obligation of $20 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the line of credit. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our advisor, WREAS II. These or other limitations may limit our flexibility and our ability to achieve our operating plans.

Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

We expect to incur additional indebtedness in the future, which may include mortgages, unsecured bonds, term loans, or borrowings under a credit facility. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. In addition, if we need to repay existing debt during periods of higher interest rates, we might sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments. For additional information, please refer to Item 7A., Quantitative and Qualitative Disclosures About Market Risk, for additional information regarding interest rate risk.

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

Risks Related to Conflicts of Interest

WREAS II and its affiliates will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, i.e., our advisor may offer us less attractive investment opportunities or we may lease to less attractive tenants, lowering the overall return to our stockholders.

We rely on WREAS II and its affiliates to identify suitable investment opportunities. Other WREF-sponsored programs also rely on affiliates of WREAS II, including Wells Capital, for investment opportunities. Many investment opportunities would be suitable for us as well as other WREF-sponsored programs. If Wells Capital directs an investment opportunity to a WREF-sponsored program, it is to offer the investment opportunity to the program for which the opportunity, in the discretion of Wells Capital, is most suitable. Likewise, our advisor relies on Wells Management to attract and retain creditworthy tenants for some of our properties. Other WREF-sponsored programs rely on Wells Management for the same tasks. If Wells Management directs creditworthy prospective tenants to a property owned by another WREF-sponsored program when it could direct such tenants to our properties, our tenant base may have more inherent risk than might otherwise be the case. Our charter disclaims any interest in an investment opportunity known to our advisor that our advisor has not recommended to us. Wells Capital could direct attractive investment opportunities to other entities or even make such investments for its own account. Wells Management could direct attractive tenants to other entities. Such events could result in our investing in properties that provide less attractive returns or leasing properties to tenants that are more likely to default under their leases, thus reducing the level of distributions we may be able to pay.

Wells Capital, an affiliate of WREAS II with whom WREAS II has executed a master service agreement to retain the use of Wells Capital’s employees as necessary to perform the services required under the Advisory Agreement will face conflicts of interest relating to joint ventures that we may form with affiliates of Wells Capital, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.

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

We rely on WREAS II for the day-to-day operation of our business. Our advisor, WREAS II, currently has four employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. Wells Capital and its affiliates, including our officers, have interests in other WREF-sponsored programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other WREF-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs could delay the investment of the proceeds of our ongoing public offering. Delays we encounter in the selection, acquisition, and development of income-producing properties would reduce the returns on our investments and limit our ability to make distributions to our stockholders.

Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.

Our executive officers and some of our directors are also officers and directors of our Wells Capital, our dealer-manager, and other affiliated entities. As a result, they owe fiduciary duties to these various entities and their stockholders and limited partners, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

WREAS II and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other programs managed by Wells capital and WREF-sponsored programs, which could result in actions that are not in the long-term best interest of our stockholders.

Under the advisory agreement between us and WREAS II, WREAS II will receive substantial fees from us. These fees could influence our advisor’s advice to us, as well as the judgment of its manager, Wells Capital and affiliates who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

•

whether and when we seek to list our common stock on a national securities exchange, which listing could entitle WREAS II to a success-based listing fee but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•

whether and when we seek to sell the company or its assets, which could entitle WREAS II to a success-based fee but could also hinder its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders’ capital.

The acquisition fees paid and management and leasing fees paid to our advisor WREAS II, and its manger, Wells Capital and affiliate, Wells Management, will be paid irrespective of the quality of their acquisition or property-management services during the term of the related agreement. Moreover, Wells Capital and Wells Management will have considerable discretion with respect to the terms and timing of acquisition, disposition, and leasing transactions. Considerations relating to their compensation from other programs could result in decisions that are not in the best interest of our stockholders.

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account, or “IRA”) that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

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

With respect to the annual valuation requirements described above, we expect to provide an estimated value for our shares annually. Until 18 months have passed without a sale in a public offering of our common stock, not including any offering related to a distribution reinvestment plan, employee benefit plan or the redemption of interest in our operating partnership, we expect to use the gross offering price of a share of the common stock in our most recent offering as the per share estimated value thereof. This estimated value is not likely to reflect the proceeds you would receive upon our liquidation or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Code. The Department of Labor or the Internal Revenue Service may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our common shares. In the absence of an appropriate determination of value, a plan fiduciary or an IRA custodian may be subject to damages, penalties or other sanctions. See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities—Market Information.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We had no unresolved SEC staff comments as of December 31, 2010.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2010, we owned interests in 70 office properties and one hotel located in 23 states, the District of Columbia, and Moscow, Russia. Of these office properties, 68 are wholly owned and two are owned through a consolidated joint venture. As of December 31, 2010, the office properties were approximately 94.4% leased.

Property Statistics

The tables below include statistics for properties that we own directly as well as through our consolidated joint venture. The following table shows lease expirations of our office properties as of December 31, 2010, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet Expiring (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Vacant	$—	1,213	0%
2011	39,798	1,324	9%
2012	35,693	1,547	8%
2013	25,639	1,199	6%
2014	23,060	1,055	5%
2015	31,853	1,967	7%
2016	55,153	2,165	13%
2017	78,680	3,703	18%
2018	29,930	1,294	7%
2019	9,429	709	2%
2020	40,341	2,347	10%
Thereafter	59,552	3,296	15%

	$429,128	21,819	100%

The following table shows the geographic diversification of our office and properties as of December 31, 2010.

Location	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Atlanta	$67,021	3,534	16%
Northern New Jersey	45,364	2,441	11%
Cleveland	31,391	1,323	7%
Houston	28,980	1,173	7%
Baltimore	26,944	1,216	6%
San Francisco	24,302	451	6%
Chicago	22,874	1,441	5%
New York	22,644	373	5%
Boston	19,606	1,199	5%
Pittsburgh	15,927	1,054	4%
Dallas	14,301	702	3%
Washington, D.C.	11,528	276	3%
Nashville	10,557	539	2%
Denver	10,441	478	2%
Orlando	9,263	520	2%
Other*	67,985	5,099	16%

	$429,128	21,819	100%

*No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office properties as of December 31, 2010.

Industry	2010 Annualized Gross Base Rent (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rent
Communications	$59,636	3,399	14%
Legal Services	57,772	1,475	13%
Depository Institutions	49,080	1,997	11%
Industrial Machinery & Equipment	27,292	1,564	6%
Business Services	25,603	1,061	6%
Electric, Gas & Sanitary Services	25,207	2,132	6%
Engineering & Management	21,916	1,032	5%
Security & Commodity Brokers	18,238	754	4%
Electronic Equipment	15,646	803	4%
Insurance Carriers	15,068	1,055	4%
Transportation Equipment	13,755	480	3%
Chemicals & Allied Products	12,255	471	3%
Other*	87,660	5,596	21%

	$429,128	21,819	100%

*No more than 3% is attributable to any individual tenant industry.

The following table shows the tenant diversification of our office properties as of December 31, 2010.

Tenant	2010 Annualized Gross Base Rent (in thousands)	Percentage of 2010 Annualized Gross Base Rent
AT&T	$44,329	10%
Jones Day	19,182	5%
Key Bank	17,165	4%
Pershing	14,048	3%
IBM	13,572	3%
Westinghouse	11,201	3%
Foster Wheeler, USA	10,988	3%
Wells Fargo	10,454	2%
CH2M Hill	10,440	2%
Other*	277,749	65%

	$429,128	100%

*No more than 2% is attributable to any individual tenant.

Other Property-Specific Information

Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2010.

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

Market Information

As of February 28, 2011, we had approximately 539.9 million shares of common stock outstanding held of record by a total of approximately 132,904 stockholders. The number of stockholders is based on the records of Boston Financial Data Services, Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.

To assist Financial Industry Regulatory Authority members who participated in our public offerings of common stock, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor’s estimated value of a share of our common stock is $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that the last price paid to acquire a share in our public primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). Effective June 30, 2010, we ceased offering shares of our common stock for sale under our public offering. We have, however, continued to sell shares of our common stock to existing investors through our DRP. This estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we paid in connection with the issuance of our shares, as well as the recent reduction in the demand for real estate as a result of the recent credit market disruptions and economic slowdown. There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.

Our advisor expects to continue to use the most recent public offering price per share of our common stock ($10.00) as the publicly reported estimated per-share value of our common stock until such time as a per-share value of our common stock has been estimated based on the current value of our portfolio and reported publicly. We expect that such an estimated per-share value will be determined within 18 months of the close of our public offering (i.e., by December 31, 2011, or possibly sooner if our board of directors so directs). Such estimated per-share value is expected to be determined based on estimates of the current values of our assets, net of current values of our liabilities; thus, should not be viewed as an estimate of the amount of net proceeds per share that would result from a sale of our properties at that time.

Distributions

We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders and we have declared and paid distributions quarterly based on daily record dates. The amount of distributions paid and the taxable portion in prior periods are not necessarily indicative of amounts anticipated in future periods.

When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as defined by Generally Accepted Accounting Principles (“GAAP”) and presented in the accompanying GAAP-basis consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. As provided in the prospectuses for our public offerings, acquisition-related costs have been and will continue to be funded with cash generated from the sale of common stock in our public offering and, therefore, will not be funded with cash generated from operations. The distributions paid to stockholders in 2009 and 2010 were funded with current-period or prior-period accumulated net cash flow from operating activities, adjusted for acquisition-related costs, as well as other sources of cash (please refer to the “Distributions” section below for additional information).

Quarterly distributions paid to the stockholders during 2010 and 2009 were as follows (in thousands, except per-share amounts):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$75,465	$77,459	$80,291	$80,600	$313,815

Per-Share Investment Income	$0.067	$0.068	$0.068	$0.067	$0.270	(1)
Per-Share Return of Capital	$0.082	$0.083	$0.083	$0.082	$0.330	(2)

Total Per-Share Distribution	$0.149	$0.151	$0.151	$0.149	$0.600

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$66,660	$68,521	$70,880	$73,264	$279,325

Per-Share Investment Income	$0.070	$0.070	$0.071	$0.071	$0.282	(1)
Per-Share Return of Capital	$0.079	$0.079	$0.080	$0.080	$0.318	(2)

Total Per-Share Distribution	$0.149	$0.149	$0.151	$0.151	$0.600

(1)	Approximately 45% and 47% of the distributions paid during the years ended December 31, 2010 and 2009, respectively, were taxable to the investor as ordinary income.
(2)	Approximately 55% and 53% of the distributions paid during the years ended December 31, 2010 and 2009, respectively, were characterized as tax-deferred.

Our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share (or, a 6.0% annualized yield on a $10.00 original share price) to $0.125 per share (or, a 5.0% annualized yield on a $10.00 original share price) beginning with the first quarter of 2011 (please refer to the “Distributions” section below for additional information).

Redemptions of Common Stock

Wells REIT II maintains a share redemption program (the “SRP”) that allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP all “Ordinary Redemption” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP) requests are placed in a pool and honored on a pro rata basis. Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until the date that we publish an estimate of the value of a share of our common stock, which estimate is not based on the most recent price paid in a public offering of our common stock (the “Net Asset Value Publication Date”), which must occur within 18 months after completion of the above-mentioned offering stage. At that time, the redemption price will be 100% of the estimated per-share value of Wells REIT II. Wells REIT II will honor all redemption requests that are made within two years following the death of a stockholder.

Effective September 10, 2010, the SRP was amended to, among other things, increase the number and dollar value of shares that may be redeemed under the plan as follows:

•

First, we will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year will not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test will not be considered in the test below.

•

In addition, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of weighted-average number of shares outstanding in the prior calendar year.

Some stockholders may need to sell their shares due to financial hardship. Given the current illiquidity of our shares, some third parties have sought to exploit these hardships by offering to purchase our shares at prices substantially below the price at which we issued the shares. (Third-party tender offers have been conducted at $3.00, $4.00, $4.25, and $4.50 per share during 2010.) In order to offer stockholders who are facing a financial hardship a liquidity option that is more attractive than the steeply discounted prices recently offered for our shares by third-party tender offerors, our board of directors has amended the SRP as described below.

Pursuant to our amended SRP, we resumed Ordinary Redemptions in September 2010 at a redemption price equal to 60.0% of the price at which the share was originally issued by us. The new redemption price for Ordinary Redemptions will remain in effect until our Net Asset Valuation Publication Date. As amended, this price will automatically adjust for special distributions and to account for certain recapitalizations. On or after the Net Asset Valuation Publication Date, the Ordinary Redemption price will be 95.0% of the estimated per-share value.

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

Effective October 23, 2010, the SRP was further amended to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability.

Further, under the terms of our Corporate Governance Guidelines, until our board of directors decides to commence a liquidation of the REIT, we will not amend the SRP in a way that materially adversely affects the rights of redeeming heirs without the approval of stockholders. Approximately 8.2 million and 8.8 million shares were redeemed under the SRP during the years ended December 31, 2010 and 2009, respectively.

All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2010 are provided below (in thousands, except per-share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2010	889	$8.36	889	(3)
November 2010	489	$8.56	489	(3)
December 2010	668	$9.07	668	(3)

(1)	All purchases of our equity securities by us in 2010 were made pursuant to our SRP.

(2)

We announced the commencement of the program on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; and October 23, 2010.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.

Unregistered Issuance of Securities

During 2010, we did not issue any securities that were not registered under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data for the years ended December 31, 2010, 2009, 2008, 2007, and 2006 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
Total assets	$5,371,685	$5,374,064	$5,474,774	$4,102,158	$3,288,225
Total stockholders’ equity	$3,455,697	$2,718,087	$2,576,783	$2,287,920	$2,268,020
Outstanding debt	$886,939	$946,936	$1,268,522	$928,297	$774,523
Outstanding long-term debt	$838,556	$812,030	$865,938	$729,634	$756,727
Obligations under capital leases	$646,000	$664,000	$664,000	$78,000	$78,000

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Total revenues	$567,967	$567,884	$533,509	$431,301	$325,931
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$23,266	$40,594	$(22,678)	$(4,668)	$11,268
Net cash provided by operating activities	$270,106	$248,527	$258,854	$197,160	$151,084
Net cash used in investing activities	$(312,708)	$(129,678)	$(915,315)	$(963,561)	$(682,478)
Net cash (used in) provided by financing activities	$(20,429)	$(102,745)	$694,933	$767,813	$542,142
Distributions paid	$313,815	$279,325	$242,367	$194,837	$140,260
Net proceeds raised through issuance of our common stock(1)	$483,559	$657,563	$821,609	$964,878	$859,961
Net debt (repayments) proceeds(1)	$(74,742)	$(335,483)	$310,633	$146,766	$(55,177)
Investments in real estate(1)	$318,947	$124,149	$900,269	$925,415	$663,351
Per weighted-average common share data:
Net income (loss)—basic and diluted	$0.04	$0.09	$(0.06)	$(0.01)	$0.05
Distributions declared(2)	$0.57	$0.60	$0.60	$0.60	$0.60
Weighted-average common shares outstanding	524,848	467,922	407,051	328,615	237,373

(1)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(2)

Consistent with prior periods, we paid total stockholder distributions of $0.60 per weighted-average share in 2010. The difference between the ‘distributions declared’ per weighted-average common share for 2010, as compared with ‘distributions declared’ for the previous periods presented, relates to a change in the timing of distribution declarations and payments made in the fourth quarter of 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6 above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.

Overview

We were formed on July 3, 2003 to acquire and operate a diversified portfolio of commercial real estate primarily consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities that are primarily located in major metropolitan areas throughout the United States. We are externally advised and managed by WREAS II. We have elected to be taxed as a REIT for federal income tax purposes.

During the years ended December 31, 2008, 2009, and 2010, we have continued to receive investor proceeds under our public offering and to invest those proceeds in real estate and to repay borrowings. These activities impact fluctuations in the results of our property operations and in interest expense. In addition, as required under GAAP, we began to expense costs incurred in connection with the acquisition of real estate assets effective January 1, 2009; whereas, prior to this date such costs were capitalized and allocated to real estate assets upon acquisition. Please refer to Item 6. Selected Financial Data for annual amounts raised through the issuance of our common stock, obtained in the form of net new borrowings and invested in real estate.

General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets have continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared to 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet year-to-date in 2010, this in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents also have declined from a $27.79 rate in the third quarter 2009 to current rates of $27.53, a .94% decline. On a positive note, however, the fourth quarter shows a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41.0 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity alone was $18.7 billion, or more than all of 2009. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York; Washington, D.C.; and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction, and suburban rates averaged 7.7%, which was 135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010 with over $8.0 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010, which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed toward a strong, healthy recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and asset location. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower cap rates than properties without these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in a good position to capitalize on these distressed situations should they occur.

Impact of Economic Conditions on our Portfolio

We believe that the strength of our portfolio positions us favorably compared to many real estate owners during these challenging market conditions. As of December 31, 2010, our portfolio had a debt-to-real-estate asset ratio of approximately 16.6%. We believe that having a below-average borrowing ratio, in comparison to other real estate funds, gives us considerable financial flexibility in distressed times such as these. Further, the majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate the portfolio from interest rate risk. Additionally, our financial flexibility is enhanced by significant availability under our unsecured revolving credit facility. This enables us to respond quickly to unanticipated funding needs and opportunities. Also, diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date reduces our exposure to any one market determinant. As of December 31, 2010, our portfolio was 94.4% leased in two countries, twenty-four states (includes Washington, D.C.), and thirty-three metropolitan statistical areas with a weighted-average credit rating of rated tenants of BBB+. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the adverse effects of a prolonged downturn in the economy, weak real estate fundamentals, or continued disruption in the credit markets. If these conditions persist, it would likely adversely affect the value of our portfolio, our results of operations, and our liquidity.

Liquidity and Capital Resources

Overview

In 2010, we made some important strategic decisions in preparation for the next phase in our life cycle. In April, after considering the size and quality of our portfolio and the strength of our balance sheet, our board of directors determined that the time was right to close our public equity offering to new investors and, thus, announced that the third public offering of our common shares would conclude at the end of the second quarter. We are continuing to offer our shares to existing stockholders through our DRP. While we have remained focused on actively managing our current portfolio, we are also beginning to explore portfolio enhancements and, therefore, still have a need to access capital for future strategic investment opportunities. To this end, in April, we sought and obtained an investment-grade credit rating from two major rating agencies, which helped to facilitate the execution of a $500.0 million, three-year replacement credit facility with a syndicate of lenders led by JPMorgan Chase, N.A. We are also beginning to evaluate other sources of capital and various eventual exit strategies for the REIT.

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

Short-Term Liquidity and Capital Resources

During 2010, we generated net cash flows from operating activities of $270.1 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest income, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Along with other sources of cash, net cash flows from operating activities were used to fund distributions to stockholders of approximately $313.8 million during this period. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders as well (please refer to the “Distributions” section below for additional information).

During 2010, we generated proceeds from the sale of common stock under our public offerings, net of payments for commissions, dealer-manager fees, and acquisition fees, and offering cost reimbursements of $438.8 million, of which $318.9 million was used to fund investments in new and existing properties and $72.8 million was used to redeem shares. We utilized remaining net equity proceeds, along with net proceeds generated from the sale of the New Manchester One property and draws on the JPMorgan Chase Credit Facility, to repay outstanding mortgage loans of $144.7 million during the year. We are continuing to pursue real estate investment opportunities and intend to fund such investments with a combination of additional third-party borrowings, proceeds raised from the issuance of our common stock under the DRP, and if and when appropriate, proceeds generated from strategic property sales.

On May 7, 2010, Wells REIT II entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A. At December 31, 2010, Wells OP II had $72.0 million outstanding under the JPMorgan Chase Credit Facility.

The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three- or six-month periods, plus an applicable margin ranging from 2.60% to 3.40% (the “LIBOR Rate”), or at an alternate base rate, plus an applicable margin ranging from 1.60% to 2.40% (the “Base Rate”). The Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on Wells REIT II’s leverage ratio, as defined, if it does not have a corporate credit rating. Additionally, Wells REIT II will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on its leverage ratio, if it does not have a corporate credit rating.

Under the JPMorgan Chase Credit Facility, interest on LIBOR Rate loans is payable in arrears on the last day of each interest period; interest on Base Rate loans is payable in arrears on the first day of each month. Wells REIT II is required to repay all outstanding principal balances and accrued interest by May 7, 2013.

Wells REIT II is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. In addition, the JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt-to-total-asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured-debt-to-total-asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Wells REIT II’s core investments of improved office properties located in the United States.

As of December 31, 2010, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other noncash reserves) unless a majority of the members of the conflict committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification of any borrowings in excess of the 50% debt-to-real-estate asset guideline.

We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of December 31, 2010, we held cash balances of $38.9 million and had access to the borrowing capacity under our JPMorgan Chase Credit Facility of $428.0 million.

Long-term Liquidity and Capital Resources

Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will be for property acquisitions, either directly or through investments in joint ventures, tenant improvements, repaying or refinancing debt, operating expenses, interest expense, distributions, and redemptions of shares of our common stock under our share redemption program.

We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2010, our debt-to-real-estate asset ratio was approximately 16.6%.

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

While our cash allocation policies have not changed, we have not been immune to the impact of the U.S. economic downturn and deterioration in real estate market fundamentals. After careful consideration, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share (or, a 6.0% annualized yield on a $10.00 original share price) to $0.125 per share (or, a 5.0% annualized yield on a $10.00 original share price) beginning with the first quarter of 2011. We believe that reducing the quarterly stockholder distribution rate will help us to bridge the operational cash flow funding gap described above, strengthen our negotiating position as we compete for leases in a tenant-favored marketplace, and mitigate the impact of economic turbulence on our portfolio.

Contractual Obligations and Commitments

As of December 31, 2010, our contractual obligations are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Outstanding debt obligations(1)	$886,939	$48,383	$199,798	$95,435	$543,323
Interest obligations under debt	248,391	48,062	83,009	70,325	46,995
Capital lease obligations(2)	646,000	—	526,000	—	120,000
Purchase obligations(3)	1,754	1,754	—	—	—
Operating lease obligations	226,170	2,450	5,087	5,114	213,519

Total	$2,009,254	$100,649	$813,894	$170,874	$923,837

(1)	Amounts include principal payments only. We made interest payments, including amounts capitalized, of approximately $40.2 million during the year ended December 31, 2010.

(2)

Amount includes principal payments only. We made interest payments of approximately $40.8 million during the year ended December 31, 2010, all of which was funded with interest income earned on corresponding investments in development authority bonds (see Note 2 to the accompanying Consolidated Financial Statements).

(3)	Represents purchase commitments for Cranberry Woods Drive Phase II, of which approximately $1.8 million relates to construction cost overruns that are reimbursable from the tenant prior to completion.

Results of Operations

Overview

As of December 31, 2010, we owned controlling interests in 70 office properties, which were approximately 94.4% leased, and one hotel. Our real estate operating income increased in 2010 primarily due to incurring less acquisition fees due to closing our third public offering of common stock effective June 30, 2010, and incurring nonrecurring general and administrative expenses in connection with prospective acquisitions in 2009. We do not expect future income from continuing operations to change significantly in the near-term, based on the relative size and health of our real estate portfolio. However, we recognize that a prolonged decline in the U.S. economy or U.S. real estate markets could impact the creditworthiness of our tenants and market rent levels, which could, in turn, negatively impact our results of operations over the long term.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Continuing Operations

Rental income increased from $429.2 million for 2009 to $447.1 million for 2010, primarily due to the full-year impact of properties acquired in 2009 and the partial-year impact of properties acquired in 2010. Absent changes to the leases currently in place at our properties and future real estate acquisitions, rental income is expected to remain relatively consistent in future periods.

Tenant reimbursements and property operating costs decreased from $103.7 million and $169.9 million for 2009, respectively, compared to $99.7 million and $169.7 million, respectively, for 2010, primarily due to decreases in utility usage and rates, and property taxes, offset slightly by additional property operating costs and tenant reimbursements related to the assets placed in service during 2010. Absent changes to the leases currently in place at our properties and future acquisitions, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost fluctuations.

Other property income decreased from $14.8 million for 2009 to $1.4 million for 2010, primarily due to $12.0 million earned in 2009 under a perpetual easement contract with the developer of a building that is adjacent to the 5 Houston Center building. Other property income also includes fees earned in connection with lease restructurings. Future other property income is expected to primarily relate to future lease restructuring activities.

Hotel income, net of hotel operating costs, decreased from $3.8 million for 2009 to $2.8 million for 2010 due to decreases in food, beverage, and banquet sales and additional operating costs related to a quality-of-service initiative. Hotel income and hotel operating costs are primarily driven by local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.

Asset and property management fees increased slightly from $37.5 million for 2009 to $38.3 million for 2010, primarily due to 2010 acquisitions. Future asset and property management fees may fluctuate in response to future property acquisitions, property dispositions, and/or leasing activities. Asset management fees are subject to the ceiling and other limitations outlined in the Advisory Agreement. Please refer to Note 9. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses decreased from $19.2 million for 2009 to $10.8 million for 2010, primarily due to closing our third public offering of common stock effective June 30, 2010, offset by a 2009 write-off of $5.6 million of unapplied acquisition fees and expenses that related to prior periods in connection with implementing a prospective accounting rule change. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised. Please refer to Note 9. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to continue to decrease as a result of closing our third public offering of common stock effective June 30, 2010.

Depreciation increased from $96.0 million for 2009 to $102.3 million for 2010, primarily due to the full-year impact of properties acquired in 2009, the partial-year impact of properties acquired in 2010, and the impact of capital improvements across our portfolio. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties and potential future acquisitions.

Amortization remained relatively consistent at $120.5 million for 2009 as compared with $117.6 million for 2010. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties and potential future acquisitions.

General and administrative expenses decreased from $31.7 million for 2009 to $23.5 million for 2010, primarily due to costs incurred in connection with a prospective acquisition that did not close in 2009 and bad debt expense incurred in connection with reserving tenant receivables in 2009. Exclusive of the impact of the aforementioned items, future general and administrative expenses are expected to remain at a level comparable to current general and administrative expenses.

Interest expense remained relatively stable at $89.9 million for 2009 as compared with $88.9 million for 2010. Future interest expense will depend largely upon our ability to secure financings or refinancings, changes in market interest rates, and the timing and availability of opportunities to acquire real estate assets consistent with our investment objectives. We anticipate using additional borrowings, along with equity proceeds on hand, to fund future strategic acquisitions of real estate.

Interest and other income increased from $40.1 million for 2009 to $43.1 million for 2010, primarily due to recovering a transfer tax payment made in connection with a prior-period acquisition. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.6 years as of December 31, 2010. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $19.1 million for 2010, compared with a gain of $14.1 million for 2009, primarily due to a market value adjustment to the interest rate swap agreements on the 222 E. 41st Street Building loan and the Three Glenlake Building loan. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore, do not impact net income (loss).

We recognized a loss on foreign currency exchange contract of $0.6 million for 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009 with a payment of $8.2 million.

Our net income attributable to common stockholders was $23.3 million, or $0.04 per share, for 2010, compared with net income attributable to common stockholders of $40.6 million, or $0.09 per share, for 2009. The decrease is primarily due to recognizing a $14.1 million gain on interest rate swaps for 2009, as compared to a $19.1 million loss on interest rate swaps for 2010, partially offset by an increase in real estate operating income as a result of assets placed in service during 2010. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment and the impact of future acquisitions, we expect future net income to remain at levels similar to 2010. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Discontinued Operations

In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for net proceeds of $15.2 million and a loss of $0.2 million. In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Income (loss) from discontinued operations decreased from $0.6 million for the year ended December 31, 2009 to $(0.9) million for the year ended December 31, 2010, primarily as a result of the sole tenant vacating New Manchester One in January 2010.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Rental income increased from $403.9 million for 2008 to $429.2 million for 2009, primarily due to the full-year impact of properties acquired in 2008 and the partial-year impact of properties acquired in 2009.

Tenant reimbursements remained relatively flat at $105.2 million for 2008 compared with $103.7 million for 2009.

Other property income increased from $2.0 million for 2008 to $14.8 million for 2009, primarily due to $12.0 million earned under a perpetual easement contract with the developer of a building that is adjacent to the 5 Houston Center building. The construction of the easement was completed in the fourth quarter of 2009. Other property income also includes fees earned in connection with lease restructurings.

Property operating costs increased from $164.4 million for 2008 to $169.9 million for 2009, primarily due to the expiration of property tax abatements for the Key Center Complex assumed at acquisition effective January 1, 2009, and growth of the portfolio.

Asset and property management fees decreased slightly from $38.5 million for 2008 to $37.5 million for 2009, primarily due to a reduction in the rate of asset management fees effective October 2008, partially offset by growth in the portfolio.

Depreciation increased from $79.0 million for 2008 to $96.0 million for 2009, primarily due to the full-year impact of properties acquired in 2008, the partial-year impact of properties acquired in 2009, and the impact of capital improvements across our portfolio.

Amortization decreased from $135.3 million for 2008 to $120.5 million for 2009, primarily due to write-offs of unamortized lease-specific assets related to lease modifications and lease terminations in the fourth quarter of 2008.

General and administrative expenses increased from $23.9 million for 2008 to $31.7 million for 2009, primarily due to costs incurred in connection with a prospective acquisition that did not close and bad debt expense incurred in connection with reserving tenant receivables that are currently in dispute and being actively pursued for collection.

Interest expense increased from $78.6 million for 2008 to $89.9 million for 2009, primarily due to incurring interest for a full year on capital leases assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest income earned on corresponding investments in development authority bonds (see Note 2 to the accompanying Consolidated Financial Statements). This increase is partially offset by lower interest expense due to lower weighted-average outstanding balances on our lines of credit.

Interest and other income increased from $25.4 million for 2008 to $40.1 million for 2009, primarily due to interest earned on investments in development authority bonds assumed in connection with properties acquired in the second and third quarters of 2008, which is entirely offset by interest expense incurred on corresponding capital leases.

We recognized a gain on interest rate swaps that do not qualify for hedge accounting treatment of $14.1 million for 2009, compared with a loss of $40.8 million for 2008, primarily due to a market value adjustment to the interest rate swap agreements on the 222 E. 41st Street Building loan and the Three Glenlake Building loan. We anticipate that future gains and losses on our interest rate swaps that do not qualify for hedge accounting treatment will fluctuate primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore, do not impact net income (loss).

We recognized a loss on foreign currency exchange contract of $0.6 million for 2009, compared with $7.2 million for 2008. The 2009 activity is primarily due to the slight strengthening of the U.S. dollar compared to the Russian rouble during the first quarter of 2009. On April 1, 2009, we settled this foreign currency exchange contract by making an $8.2 million termination payment, which was materially offset by savings in the amount of U.S. dollars needed to satisfy the Russian rouble-based purchase agreement to acquire the Dvintsev Business Center—Tower B on May 29, 2009.

In 2008 we recognized a gain on early extinguishment of debt of $3.0 million in connection with accepting an offer from the lender to prepay the Key Center Complex mortgage notes for $11.5 million in the second quarter of 2008. The net book value of the mortgage notes was $14.5 million, thereby resulting in a gain on early extinguishment of debt of $3.0 million.

Our net income attributable to common stockholders was $40.6 million, or $0.09 per share, for 2009, compared to net loss attributable to common stockholders of $22.7 million, or $(0.06) per share, for 2008. This fluctuation is primarily attributable to recognizing a $14.1 million gain on interest rate swaps for 2009, as compared to a $40.8 million loss on interest rate swaps for 2008, as well as recognizing a $0.6 million loss on foreign currency exchange contract for 2009, as compared with a $7.2 million loss on foreign currency exchange contract for 2008. Absent the impact of future acquisitions and future fluctuations in the value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at similar levels in the near-term. Should the decline in the U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Discontinued Operations

In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for net proceeds of $15.2 million and a loss of $0.2 million. In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Income (loss) from discontinued operations remained relatively consistent at $0.7 million for the year ended December 31, 2008 and $0.6 million for the year ended December 31, 2009.

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

Since inception, our cash management policy has called for quarterly stockholder distributions to be principally funded with operational cash flows over the long-term. When evaluating funds available for stockholder distributions, we consider net cash provided by operating activities (as presented in the accompanying GAAP-Basis Consolidated Statements of Cash Flows), adjusted to exclude certain costs incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition fees payable to our advisor (see Note 9 to our accompanying Consolidated Financial Statements), and other customary third-party costs incurred in connection with affecting real estate acquisitions (“acquisition-related costs”). As provided in the registrations of our public offerings of common stock, acquisition-related costs are funded with cash generated from the sale of common stock and, therefore, do not utilize cash generated from operations.

During 2010, we paid total distributions to common stockholders, including $163.6 million reinvested in our common stock pursuant to our DRP, of $313.8 million. During this period, we generated net cash from operating activities of $270.1 million, which has been reduced by $10.8 million for acquisition-related costs that were funded with cash generated from the sale of common stock under our public offerings. Of the remaining $32.9 million of distributions paid to stockholders in 2010, $28.1 million was funded with cumulative operating cash flows generated in prior periods, and the remaining $4.8 million was funded with borrowings.

While our financial condition remains strong, we have not been immune to the impact of the U.S. economic downturn and deterioration in real estate market fundamentals. The lack of job growth in the U.S. economy has put downward pressure on demand for office space and, thus, the marketplace is requiring landlords to offer reduced rents and more aggressive tenant improvement allowances to attract or retain high-caliber tenants. At the same time, the demand for high-quality commercial real estate investments has surpassed its supply and, thus, has put upward pressure on acquisition pricing for properties that meet our investment objectives. These conditions have placed a two-pronged strain on our ability to generate the same level of earnings that our portfolio has enjoyed in the past and, over time, have created a growing gap in our ability to fully fund stockholder distributions with operational cash flows.

While our cash management policy has not changed, in consideration of the factors outlined above, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share (or, a 6.0% annualized yield on a $10.00 original share price) to $0.125 per share (or, a 5.0% annualized yield on a $10.00 original share price) beginning with the first quarter of 2011. We believe that reducing the quarterly stockholder distribution rate will help us to bridge the gap between operational cash flows and stockholder distributions, strengthen our negotiating position as we compete for leases in a tenant-favored marketplace, and mitigate the impact of economic turbulence on our portfolio. We will continue to carefully monitor our cash flows and market conditions, and to assess their impact on our earnings and distribution projections.

Portfolio Information

As of December 31, 2010, Wells REIT II owned controlling interests in 70 office properties and one hotel, which include 92 operational buildings. These properties are composed of approximately 22.1 million square feet of commercial space located in 23 states, the District of Columbia, and Moscow, Russia. Of these office properties, 68 are wholly owned and two are owned through a consolidated joint venture. As of December 31, 2010, the office properties were approximately 94.4% leased.

As of December 31, 2010, our five highest geographic concentrations were as follows:

Location	2010 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rents
Atlanta	$67,021	3,534	16%
Northern New Jersey	45,364	2,441	11%
Cleveland	31,391	1,323	7%
Houston	28,980	1,173	7%
Baltimore	26,944	1,216	6%

	$199,700	9,687	47%

As of December 31, 2010, our five highest tenant industry concentrations were as follows:

Industry	2010 Annualized Gross Base Rents (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2010 Annualized Gross Base Rents
Communication	$59,636	3,399	14%
Legal Services	57,772	1,475	13%
Depository Institutions	49,080	1,997	11%
Industrial Machinery & Equipment	27,292	1,564	6%
Business Services	25,603	1,061	6%

	$219,383	9,496	50%

As of December 31, 2010, our five highest tenant concentrations were as follows:

Tenant	2010 Annualized Gross Base Rents (in thousands)	Percentage of 2010 Annualized Gross Base Rents
AT&T	$44,329	10%
Jones Day	19,182	5%
Key Bank	17,165	4%
Pershing	14,048	3%
IBM	13,572	3%

	$108,296	25%

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

Wells TRS II, LLC (“Wells TRS”) is a wholly owned subsidiary of Wells REIT II that is organized as a Delaware limited liability company and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS as a taxable REIT subsidiary. We may perform additional, noncustomary services for tenants of buildings that we own through Wells TRS, including any real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including, but not limited to, lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, we reduce the carrying value of the intangible lease assets to reflect the modified lease terms and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

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

Subsequent Events

Acquisition of the Market Square Buildings

On March 7, 2011, we purchased two, ten-story office buildings containing approximately 679,710 square feet (the “Market Square Buildings”) for $615.0 million, net of $6.0 million of adjustments. The acquisition was funded with $12.9 million of cash on hand, $300.0 million drawn on the JPMorgan Chase Credit Facility and $296.1 million drawn on a newly originated $300.0 million senior unsecured bridge facility with JPMorgan Chase Bank (the “JPMorgan Chase Bridge Loan”; see below for details). The Market Square Buildings are 96.2% leased to Fulbright and Jaworski (approximately 18.8%); Shearman and Sterling (approximately 16.6%); Edison Electric Institute (approximately 11.3%); and 38 additional office tenants. With respect to this transaction, while it is impractical for us to provide the fair value-based purchase price allocation details or pro forma financial information at this time, we intend to provide such information in our Form 10-Q filing for the period ending March 31, 2011.

JPMorgan Chase Bridge Loan

On March 7, 2011, we executed the JPMorgan Chase Bridge Loan to finance a portion of the acquisition cost of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at our option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. Under the terms of the JPMorgan Chase Bridge Loan, accrued interest on Bridge Base Rate loans is payable in arrears on the first day of each calendar month. The accrued interest on Bridge LIBOR Rate loans is payable on the last day of each one-, two-, or three-month interest period. We are required to repay outstanding principal and accrued interest six months after the respective funding dates. All such borrowings shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of property made by us, (b) 100% of the net cash proceeds of issuances, offerings, or placements of debt obligations of ours, and (c) 100% of the net cash proceeds of issuances of equity securities by us. We also may prepay the JPMorgan Chase Bridge Loan, in whole or in part, at any time without penalty, subject to reimbursement of any breakage costs incurred by lenders in the case of prepayment of LIBOR borrowings.

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

Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements in order to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other than trading purposes. As of December 31, 2010 and 2009, the estimated fair value of our lines of credit and notes payable was $0.9 billion.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2010, our consolidated debt consisted of the following, in thousands:

	2011	2012	2013	2014	2015	Thereafter	Total
Maturing debt:
Effectively variable- rate debt	$—	$63,396	$72,000	$—	$—	$—	$135,396
Effectively fixed- rate debt	$48,383	$36,191	$28,212	$92,639	$2,796	$543,322	$751,543

Average interest rate:
Effectively variable- rate debt	—	5.00%	3.26%	—	—	—	4.07%
Effectively fixed- rate debt	4.67%	4.87%	5.94%	5.02%	5.80%	5.96%	5.70%

Our financial instruments consist of both fixed-rate and variable-rate debt. With respect to the above table, effectively variable-rate debt includes the JPMorgan Chase Credit Facility and the Cranberry Woods Drive mortgage note. Effectively fixed-rate debt includes a number of fixed rate mortgage loans, and three variable-rate loans for which the recurring interest charges have been fixed through the interest swap agreements described below (the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note). Even though certain of our interest rate swap agreements do not qualify as a hedge for accounting purposes, when considered together with the respective debt agreement, each of the interest rate swap agreements effectively eliminates our market interest rate exposure by fixing the interest rate on the corresponding loan.

As of December 31, 2010, we had $72.0 million outstanding under the JPMorgan Chase Bank, N.A. line of credit; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $164.2 million outstanding on the 222 E. 41st Street Building mortgage note; $60.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.7 million outstanding on the Three Glenlake Building mortgage note; and $500.7 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.46% as of December 31, 2010.

On May 7, 2010, we entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A., which was scheduled to mature on May 7, 2010. The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at our option, the LIBOR Rate, or the Base Rate. The Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate, for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on our corporate credit rating, as long as we have such a rating, or on our leverage ratio, as defined, if we do not have a corporate credit rating. Additionally, we will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on our corporate credit rating, as long as we have such a rating, or on our leverage ratio, if we do not have a corporate credit rating. An increase in the variable interest rate on this line of credit constitutes a market risk, as an increase in rates would increase interest incurred and, therefore, decrease cash flows available for distribution to stockholders (see Note 4 to the accompanying Consolidated Financial Statements).

The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.56% per annum as of December 31, 2010) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.

The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.46% per annum as of December 31, 2010) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.

The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.16% per annum as of December 31, 2010), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.

Approximately $751.5 million of our total debt outstanding as of December 31, 2010 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2010, these balances incurred interest expense at an average interest rate of 5.70%, when considering the impact of the interest rate swap agreements described above, and have expirations ranging from 2011 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon timing differences between operating payments and receipts, and our ability to secure long-term borrowings and refinancings.

We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at December 31, 2010, as the obligations are at fixed interest rates.

Foreign Currency Risk

We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 2.0% and 1.7% of total assets at December 31, 2010 and 2009, respectively, and 0.6% and 0.1% of total revenue for the years ended December 31, 2010 and 2009, respectively. As compared with rates in effect at December 31, 2010, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent registered public accountants during the years ended December 31, 2010, 2009, or 2008.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2011 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsreitII.com.

The other information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain information required by this Item is incorporated by reference from our 2011 Proxy Statement.

Transactions with Related Persons

Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the Advisory Agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us since the beginning of 2010, as well as any such currently proposed transactions. Set forth below is a description of such transactions and the committee’s report on their fairness.

Our Relationship with Wells Capital and WREAS II

Certain of our executive officers, E. Nelson Mills, Douglas P. Williams, and Randall D. Fretz, are also executive officers of WellsREF, our sponsor, which is the manager of WREAS II, our advisor. The chairman of our board of directors, Leo F. Wells, III, is the sole director of WellsREF and indirectly owns 100% of its equity. The Advisor provides our day-to-day management. Among the services provided by our advisor under the terms of the Advisory Agreement are the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.

Our advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. We renewed the Advisory Agreement with our advisor, WREAS II, in December 2010. The Advisory Agreement is effective from January 1, 2011 through July 31, 2011. The Advisory Agreement is substantially the same as the agreement that was in effect through December 31, 2010, except that WREAS II has agreed to a limit on the reimbursement of certain expenses by us. Specifically, WREAS II will not be reimbursed for “portfolio general and administrative expenses” or “personnel expenses incurred during the term of the Advisory Agreement to the extent they exceed $11.2 million and $6.4 million, respectively. As defined in the Advisory Agreement, “portfolio general and administrative expenses” refer to categories of costs set forth in a budget approved by our Board of Directors at a meeting on December 15, 2010. Generally, these are general and administrative costs (excluding the asset management fee) that relate to the portfolio as a whole rather than property-specific costs. “Personnel expenses” are defined in the Advisory Agreement to refer to all wages and other employee-related expenses of employees of WREAS II or its affiliates to the extent the employees are engaged in the management, administration, operation, and marketing of us but excluding personnel expenses reimbursable under another agreement, such as the property management agreement. The term of the Advisory Agreement is subject to an unlimited number of successive renewals upon mutual consent of the parties. From January 1, 2010 through the most recent date practicable, which was December 31, 2010, we have compensated our advisor as set forth below.

We have incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incur such acquisition fees upon receipt of proceeds from the sale of shares. Acquisition fees from January 1, 2010 through December 31, 2010, totaled approximately $9.7 million.

Our advisor bears substantially all of our organization and offering costs other than our payment of selling commissions and dealer-manager fees. We reimburse our advisor for up to 2.0% of our gross offering proceeds for organization and offering costs, including legal, accounting, printing, and other accountable offering costs. From January 1, 2010 through December 31, 2010, we incurred approximately $4.2 million of organization and offering expenses.

For asset management services in 2010, we generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures. This fee structure will continue until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures is at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures. (However, the asset management fee related to the Lindbergh Center Buildings, which were acquired July 1, 2008, was immediately 0.5%.) The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less our outstanding debt. Asset management fees incurred from January 1, 2010 through December 31, 2010, totaled approximately $30.6 million.

Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2010 through December 31, 2010, totaled approximately $13.1 million.

The Conflicts Committee considers our relationship with the advisor during 2010 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the Advisory Agreement through July 31, 2011. The Conflicts Committee believes that the amounts payable to the advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee bases its evaluation of the advisor on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.

Our Relationship with WIS

Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Prior to concluding our primary public offering, our dealer-manager was entitled to receive selling commissions of 7% of aggregate gross offering proceeds, except that no selling commissions were paid in connection with the sale of our shares under the dividend reinvestment plan. WIS reallowed 100% of these selling commissions to broker/dealers who participated in our public offering. In the event of the sale of shares through an investment advisory representative in which the representative was compensated on a fee-for-service basis by the investor (or through a bank acting as a trustee or fiduciary), the dealer-manager waived its right to a commission, with a corresponding reduction in the purchase price of shares sold in our offering. From January 1, 2010 through December 31, 2010, we incurred selling commissions, net of discounts, of $21.9 million to WIS, of which approximately 100% was reallowed to participating broker/dealers.

WIS also earned a dealer-manager fee of 2.5% of aggregate gross offering proceeds. WIS may have reallowed to participating broker/dealers up to 1.5% of aggregate gross offering proceeds. There was no dealer-manager fee for shares sold under the dividend reinvestment program. In the event of the sale of shares through an independent investment advisor (or bank acting as trustee or fiduciary), the dealer-manager reduced its dealer-manager fee to 1.5% of gross offering proceeds with a corresponding reduction in the purchase price of the shares. WIS earned dealer-manager fees, net of discounts, from us of approximately $7.8 million from January 1, 2010 through December 31, 2010, of which approximately $4.5 million was reallowed to participating broker/dealers. In addition, upon the conclusion of our primary offering of shares, WIS reviewed total underwriting compensation paid in connection with the sale of shares in our primary offering and reimbursed us approximately $266,000 in keeping with limitations imposed by the Financial Industry Regulatory Authority. We have concluded our primary offering of shares, and therefore do not anticipate paying additional fees to WIS in 2011. We have concluded our primary offering of shares, and therefore do not anticipate incurring dealer-manager fees in 2011.

The Conflicts Committee believes that this arrangement with WIS is fair. The compensation payable to WIS reflects our belief that such selling commissions and dealer-manager fees will maximize the likelihood that we will be able to achieve our goal of acquiring a large, diversified portfolio of high-quality, income-producing properties.

Our Relationship with Wells Management

In November 2010, our property management, leasing, and construction management agreement (“Management Agreement”) with Wells Management automatically renewed for another one-year term. On January 1, 2011, Wells Management assigned all of its rights, title and interest in the Management Agreement to WREAS II. Wells REIT II consented to such assignment as required by the Management Agreement. As part of such assignment, Wells Management has guaranteed the performance of all of the WREAS II obligations under the Management Agreement. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we pay the following fees under the Management Agreement:

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

The Conflicts Committee believes that these arrangements with Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management and construction fees incurred from January 1, 2010 through December 31, 2010 were $3.7 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our 2011 Proxy Statement.

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

(a) 3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	(a) 3 above.

(c)	(a) 2 above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of March 2011.

Wells Real Estate Investment Trust II, Inc.
(Registrant)
By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN	Independent Director	March 11, 2011
Charles R. Brown

/s/ RICHARD W. CARPENTER	Independent Director	March 11, 2011
Richard W. Carpenter

/s/ BUD CARTER	Independent Director	March 11, 2011
Bud Carter

/s/ JOHN L. DIXON	Independent Director	March 11, 2011
John L. Dixon

/s/ E. NELSON MILLS E. Nelson Mills	President and Director (Principal Executive Officer)	March 11, 2011

/s/ GEORGE W. SANDS	Independent Director	March 11, 2011
George W. Sands

/s/ NEIL H. STRICKLAND	Independent Director	March 11, 2011
Neil H. Strickland

/s/ LEO F. WELLS, III	Director	March 11, 2011
Leo F. Wells, III

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 11, 2011

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003)

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc. effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.1	Form of Dividend Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Prospectus included in Post-Effective Amendment no. 7 to the Registration Statement on Form S-11 on Form S-3 (No. 333-144414) filed with the Commission on August 27, 2010 (the “DRP Registration Statement”)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement)

4.4+	Amended and Restated Share Redemption Program

10.1*+	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC. dated January 1, 2011

10.2*	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated August 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.3	Credit Agreement dated as of May 7, 2010 by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities Inc. and PNC Capital Markets LLC, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and PNC Bank, N.A., as syndication agent and Regions Bank, U.S. Bank N.A., and BMO Capital Markets as documentation agents and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

21.1+	Subsidiaries of the Registrant

23.1+	Consent of Deloitte & Touche LLP

Exhibit Number	Description

31.1+	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Represents management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Wells Real Estate Investment Trust II, Inc.:

We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust II, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company prospectively changed its method of accounting for business combinations and associated acquisition costs.

/S/ Deloitte & Touche LLP

Atlanta, Georgia

March 11, 2011

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for share and per-share amounts)

	December 31,
	2010	2009
Assets:
Real estate assets, at cost:
Land	$571,696	$553,515
Buildings and improvements, less accumulated depreciation of $414,040 and $314,348 as of December 31, 2010 and 2009, respectively	3,225,708	2,991,502
Intangible lease assets, less accumulated amortization of $355,823 and $320,733 as of December 31, 2010 and 2009, respectively	428,140	500,493
Construction in progress	4,495	87,073

Total real estate assets	4,230,039	4,132,583

Cash and cash equivalents	38,882	102,725
Tenant receivables, net of allowance for doubtful accounts of $3,559 and $4,117 as of December 31, 2010 and 2009, respectively	108,057	97,679
Prepaid expenses and other assets	22,700	23,468
Deferred financing costs, less accumulated amortization of $3,975 and $4,181 as of December 31, 2010 and 2009, respectively	9,827	6,300
Intangible lease origination costs, less accumulated amortization of $219,447 and $184,977 as of December 31, 2010 and 2009, respectively	269,914	304,590
Deferred lease costs, less accumulated amortization of $15,734 and $11,072 as of December 31, 2010 and 2009, respectively	46,266	42,719
Investments in development authority bonds	646,000	664,000

Total assets	$5,371,685	$5,374,064

Liabilities:
Lines of credit and notes payable	$886,939	$946,936
Accounts payable, accrued expenses, and accrued capital expenditures	102,697	89,312
Due to affiliates	4,479	5,996
Distributions payable	—	13,096
Deferred income	26,403	23,990
Intangible lease liabilities, less accumulated amortization of $62,165 and $48,552 as of December 31, 2010 and 2009, respectively	87,934	101,529
Obligations under capital leases	646,000	664,000

Total liabilities	1,754,452	1,844,859
Commitments and Contingencies (Note 5)	—	—

Redeemable Common Stock	161,189	805,844

Stockholders’ Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 540,906,780 and 499,895,448 shares issued and outstanding as of December 31, 2010 and 2009, respectively	5,409	4,999
Additional paid-in capital	4,835,088	4,461,980
Cumulative distributions in excess of earnings	(1,212,472)	(935,019)
Redeemable common stock	(161,189)	(805,844)
Other comprehensive loss	(11,139)	(8,029)

Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,455,697	2,718,087
Nonredeemable noncontrolling interests	347	5,274

Total equity	3,456,044	2,723,361

Total liabilities, redeemable common stock, and equity	$5,371,685	$5,374,064

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$447,054	$429,200	$403,907
Tenant reimbursements	99,653	103,680	105,200
Hotel income	19,819	20,179	22,370
Other property income	1,441	14,825	2,032

	567,967	567,884	533,509
Expenses:
Property operating costs	169,658	169,871	164,400
Hotel operating costs	17,035	16,403	16,913
Asset and property management fees:
Related-party	34,116	33,410	34,461
Other	4,147	4,108	4,079
Depreciation	102,267	95,968	78,995
Amortization	117,569	120,517	135,326
General and administrative	23,522	31,675	23,856
Acquisition fees and expenses	10,779	19,183	—

	479,093	491,135	458,030

Real estate operating income	88,874	76,749	75,479

Other income (expense):
Interest expense	(88,914)	(89,948)	(78,568)
Interest and other income	43,089	40,068	25,394
Gain (loss) on interest rate swaps	(19,061)	14,134	(40,788)
Loss on foreign currency exchange contract	—	(582)	(7,169)
Gain on early extinguishment of debt	—	—	2,971

	(64,886)	(36,328)	(98,160)

Income (loss) before income tax (expense) benefit	23,988	40,421	(22,681)
Income tax (expense) benefit	226	(265)	(844)

Income (loss) from continuing operations	24,214	40,156	(23,525)
Discontinued operations:
Operating income (loss) from discontinued operations	(713)	591	679
Loss on sale of discontinued operations	(161)	—	—

Income (loss) from discontinued operations	(874)	591	679

Net income (loss)	23,340	40,747	(22,846)
Less: Net (income) loss attributable to noncontrolling interests	(74)	(153)	168

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$23,266	$40,594	$(22,678)

Per-share information—basic and diluted:
Income (loss) from continuing operations	$0.05	$0.09	$(0.06)

Loss from discontinued operations	$(0.01)	$0.00	$0.00

Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.04	$0.09	$(0.06)

Weighted-average common shares outstanding—basic and diluted	524,848	467,922	407,051

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2007	371,510	$3,715	$3,311,895	$(427,857)	$(596,464)	$(3,369)	$2,287,920	$3,072	$2,290,992
Issuance of common stock	82,923	829	828,398	—	—	—	829,227	—	829,227
Redemptions of common stock	(12,424)	(124)	(115,720)	—	—	—	(115,844)	—	(115,844)
Increase in redeemable common stock	—	—	—	—	(64,876)	—	(64,876)	—	(64,876)
Contribution to noncontrolling interest partners in consolidated joint venture	—	—	—	—	—	—	—	4,057	4,057
Assumption of noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	(800)	(800)
Distributions to common stockholders ($0.60 per share)	—	—	—	(244,216)	—	—	(244,216)	—	(244,216)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(734)	(734)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(71,380)	—	—	—	(71,380)	—	(71,380)
Other offering costs	—	—	(9,927)	—	—	—	(9,927)	—	(9,927)
Components of comprehensive income:
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(22,678)	—	—	(22,678)	—	(22,678)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(167)	(167)
Foreign currency translation adjustment	—	—	—	—	—	(169)	(169)	—	(169)
Market value adjustment to interest rate swap	—	—	—	—	—	(11,274)	(11,274)	—	(11,274)

Comprehensive income (loss)							(34,121)	(167)	(34,288)

Balance, December 31, 2008	442,009	4,420	3,943,266	(694,751)	(661,340)	(14,812)	2,576,783	5,428	2,582,211
Issuance of common stock	66,642	666	665,753	—	—	—	666,419	—	666,419
Redemptions of common stock	(8,756)	(87)	(82,818)	—	—	—	(82,905)	—	(82,905)
Increase in redeemable common stock	—	—	—	—	(144,504)	—	(144,504)	—	(144,504)
Distributions to common stockholders ($0.60 per share)	—	—	—	(280,862)	—	—	(280,862)	—	(280,862)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(55,205)	—	—	—	(55,205)	—	(55,205)
Other offering costs	—	—	(9,016)	—	—	—	(9,016)	—	(9,016)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	40,594	—	—	40,594	—	40,594
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	151	151
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	6,532	6,532	—	6,532

Comprehensive income	—	—	—	—	—	—	47,377	151	47,528

Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	49,199	492	487,609	—	—	—	488,101	—	488,101
Redemptions of common stock	(8,187)	(82)	(72,689)	—	—	—	(72,771)	—	(72,771)
Decrease in redeemable common stock	—	—	—	—	644,655	—	644,655	—	644,655
Distributions to common stockholders ($0.57 per share)	—	—	—	(300,719)	—	—	(300,719)	—	(300,719)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(176)	(176)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	(3,341)	—	—	—	(3,341)	(4,825)	(8,166)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(34,294)	—	—	—	(34,294)	—	(34,294)
Other offering costs	—	—	(4,177)	—	—	—	(4,177)	—	(4,177)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	23,266	—	—	23,266	—	23,266
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	74	74
Market value adjustment to interest rate swap	—	—	—	—	—	(3,110)	(3,110)	—	(3,110)

Comprehensive income	—	—	—	—	—	—	20,156	74	20,230

Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$23,340	$40,747	$(22,846)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(6,544)	(10,236)	(15,939)
Depreciation	102,558	96,406	79,433
Amortization	124,360	130,096	141,630
Loss (gain) on interest rate swaps	9,485	(23,011)	38,576
Loss on sale of discontinued operations	161	—	—
Remeasurement loss on foreign currency	686	37	—
Loss on foreign currency exchange contract	—	—	7,169
Noncash interest expense	18,703	17,253	14,794
Gain on early extinguishment of debt	—	—	(2,971)
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in other tenant receivables, net	(2,895)	2,900	(1,797)
(Increase) decrease in prepaid expenses and other assets	(4,219)	8,639	3,013
Increase (decrease) in accounts payable and accrued expenses	2,418	(5,784)	5,611
(Decrease) increase in due to affiliates	(360)	(1,482)	(2,411)
Increase (decrease) in deferred income	2,413	(7,038)	14,592

Net cash provided by operating activities	270,106	248,527	258,854

Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	15,219	—	—
Investment in real estate and earnest money paid	(318,948)	(124,149)	(900,269)
Release of escrowed funds	—	—	18,848
Acquisition fees paid	—	—	(16,784)
Deferred lease costs paid	(8,979)	(5,529)	(17,110)

Net cash used in investing activities	(312,708)	(129,678)	(915,315)

Cash Flows from Financing Activities:
Deferred financing costs paid	(7,338)	(4,807)	(2,679)
Proceeds from lines of credit and notes payable	88,000	357,602	799,649
Repayments of lines of credit and notes payable	(162,742)	(693,085)	(489,016)
Distributions paid to noncontrolling interest partners	(250)	(231)	(2,024)
Issuance of common stock	483,559	657,563	821,609
Redemptions of common stock	(72,757)	(82,905)	(115,598)
Distributions paid to stockholders	(150,246)	(124,530)	(101,092)
Distributions paid to stockholders and reinvested in shares of our common stock	(163,569)	(154,795)	(141,275)
Commissions on stock sales and related dealer-manager fees paid	(29,801)	(47,430)	(64,528)
Other offering costs paid	(5,285)	(10,127)	(10,113)

Net cash used in financing activities	(20,429)	(102,745)	694,933

Net increase in cash and cash equivalents	(63,031)	16,104	38,472
Effect of foreign exchange rate on cash and cash equivalents	(812)	287	349
Cash and cash equivalents, beginning of period	102,725	86,334	47,513

Cash and cash equivalents, end of period	$38,882	$102,725	$86,334

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, and 2008

1.	Organization

Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II and possesses full legal control and authority over the operations of Wells OP II. Wells REIT II owns more than 99.9% of the equity interests in Wells OP II. Wells Capital, Inc. (“Wells Capital”), an affiliate of Wells Real Estate Advisory Services II, LLC (“WREAS II”), the external advisor to Wells REIT II, is the sole limited partner of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including its consolidated joint ventures, Wells OP II, and Wells OP II’s direct and indirect subsidiaries. See Note 9 for a discussion of the advisory services provided by WREAS II.

As of December 31, 2010, Wells REIT II owned controlling interests in 70 office properties and one hotel, which include 92 operational buildings. These properties are composed of approximately 22.1 million square feet of commercial space located in 23 states, the District of Columbia, and Moscow, Russia. Of these office properties, 69 are wholly owned and one is owned through a consolidated joint venture. As of December 31, 2010, the office properties were approximately 94.4% leased.

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

On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of December 31, 2010, Wells REIT II had raised gross offering proceeds of approximately $1.3 billion from the sale of approximately 126.9 million shares under the Third Offering, including shares sold under the DRP.

As of December 31, 2010, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.8 billion. After deductions from such gross offering proceeds for payments of acquisition fees of approximately $115.5 million; selling commissions and dealer-manager fees of approximately $517.2 million; other organization and offering expenses of approximately $76.2 million; and common stock redemptions of approximately $407.1 million under the share redemption program (see Note 6), Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real properties and related assets.

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

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements of Wells REIT II have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of Wells REIT II, Wells OP II, and any variable interest entity (“VIE”) in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not VIEs, Wells REIT II’s consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. In determining whether Wells REIT II or Wells OP II has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors. Wells REIT II owns controlling interests in two real properties through its majority ownership in Nashoba View Ownership, LLC (the “Joint Venture”). Therefore, the accounts of the Joint Venture are included in the accompanying consolidated financial statements.

All intercompany balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for Wells REIT II on January 1, 2011. The adoption of ASC 820 has not had, and is not expected to have, a material impact on Wells REIT II’s consolidated financial statements or disclosures.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $0.5 million and $3.0 million was capitalized during the years ended December 31, 2010 and 2009, respectively. Effective January 1, 2009, as required under GAAP, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.

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

As of December 31, 2010 and 2009, Wells REIT II had the following intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31:
2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accum	(83,233)	(265,747)	(219,447)	(62,165)

	Net	$55,781	$268,530	$269,914	$87,934

2009	Gross	$153,189	$557,365	$489,567	$150,081
	Accum	(80,157)	(235,802)	(184,977)	(48,552)

	Net	$73,032	$321,563	$304,590	$101,529

During the years ended December 31, 2010, 2009, and 2008, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ended December 31:
2010	$17,810	$61,743	$51,241	$14,472

2009	$17,912	$64,108	$51,266	$14,570

2008	$19,692	$67,535	$50,210	$14,004

The net intangible assets and liabilities as of December 31, 2010 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2011	$16,506	$55,789	$48,904	$14,144
2012	9,625	43,678	41,286	13,585
2013	7,706	38,047	38,261	13,281
2014	6,616	32,743	35,145	12,696
2015	5,939	29,520	31,790	11,240
Thereafter	9,388	68,753	74,528	22,988

	$55,780	$268,530	$269,914	$87,934

Weighted-Average Amortization Period	4 years	6 years	6 years	7 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and Wells REIT II is required to write-off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, Wells REIT II reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Intangible Assets and Liabilities Arising from In-Place Ground Leases where Wells REIT II is the Lessee

In-place ground leases with Wells REIT II as the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease, and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million as of December 31, 2010 and 2009, respectively, and accumulated amortization of $(6.9) million and $(4.8) million as of December 31, 2010 and 2009, respectively. Thus, Wells REIT II had a net below-market lease asset of approximately $103.8 million and $105.9 million as of December 31, 2010 and 2009, respectively. Amortization of this asset was approximately $2.1 million for the years ended December 31, 2010, 2009, and 2008.

As of December 31, 2010, the net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$2,069
2012	2,069
2013	2,069
2014	2,069
2015	2,069
Thereafter	93,484

$103,829

Weighted-Average Remaining Amortization Period	51 years

Cash and Cash Equivalents

Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and include investments in money market accounts and commercial paper as of December 31, 2010 and 2009.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Wells REIT II adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of approximately $0.6 million and $3.6 million for the years ended December 31, 2010 and 2009, respectively.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets are primarily comprised of earnest money and deposits paid in connection with future acquisitions and borrowings, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.

Deferred Financing Costs

Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2010, 2009, and 2008 of approximately $4.1 million, $3.9 million, and $1.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Wells REIT II recognized amortization of deferred lease costs of approximately $4.7 million, $5.0 million, and $3.1 million for the years ended December 31, 2010, 2009, and 2008, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.

Investments in Development Authority Bonds and Obligations Under Capital Leases

In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which we believe approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss). In connection with the September 2010 sale of New Manchester One, the related development and authority bond and capital lease obligation, both equal to $18.0 million, were transferred to the buyer. See Note 11, Discontinued Operations, for additional details.

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

Noncontrolling interests in consolidated subsidiaries in which the minority partner does not have the right to put the minority interest to Wells REIT II for redemption are presented separately in the consolidated statements of equity as nonredeemable noncontrolling interests. Wells REIT II purchased the nonredeemable noncontrolling interest in the joint ventures that own the Three Glenlake Building for $5.6 million and the Highland Landmark III Building for $2.6 million, in August 2010 and December 2010, respectively. The purchase price represents the original cost attributable to this nonredeemable noncontrolling interest in each joint venture at acquisition.

Under certain circumstances, Wells Capital may require Wells REIT II to redeem its interest in Wells OP II’s partnership units. As such, Wells Capital’s noncontrolling interest in Wells OP II is included in accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets ($0.1 million as of both December 31, 2010 and December 31, 2009), and its allocation of Wells OP II’s earnings (loss) is included in general and administrative expenses in the consolidated statements of operations.

Redeemable Common Stock

Under Wells REIT II’s share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells REIT II. As a result, Wells REIT II records redeemable common stock in the temporary equity section of its consolidated balance sheet. Effective September 10, 2010, Wells REIT II amended the SRP to, among other things, increase the number of shares that may be redeemed under the plan. Total redemptions (including those tendered within two years of a stockholder’s death) are limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds of the DRP during such calendar year, and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Thus, as of December 31, 2010, Wells REIT II measured redeemable common stock at the greater of (i) and (ii), or 5% of the weighted-average number of shares outstanding in 2009 (467,922,000) multiplied by the maximum price at which shares could be redeemed within two years of a stockholder’s death during the year ended December 31, 2010 ($10.00), less the amount incurred to redeem shares during the year ended December 31, 2010.

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

Upon being tendered for redemption by the holder, Wells REIT II reclassifies redeemable common shares from temporary equity to a liability at settlement value. As of December 31, 2010, we accrued $0.01 million for redemptions. There were no shares tendered and not yet redeemed as of December 31, 2010 and 2009.

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

The following table provides further information relating to Wells REIT II’s interest rate swaps as of December 31, 2010 and 2009 (in thousands):

Instrument Type	Balance Sheet Classification	Fair Value at December 31, 2010	Fair Value at December 31, 2009
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(11,222)	$(8,112)

Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(37,208)	$(27,723)

The following table presents detail of the components of Wells REIT II’s gain (loss) on interest rate swaps that qualify for cash flow hedge accounting treatment for the years ended December 31, 2010 and 2009. There were no amounts reclassified from other comprehensive income to the income statement and no ineffective portion for the periods presented.

	Amount of Gain or (Loss) Recognized in Other Comprehensive Income (in thousands)
	2010	2009
Market value adjustment to interest rate swap	$(3,110)	$6,532

The following table presents detail of the components of Wells REIT II’s gain (loss) on interest rate swaps that do not qualify for cash flow hedge accounting treatment for the years ended December 31, 2010 and 2009 (in thousands):

Location of Gain or (Loss) Recognized in the Consolidated Statements of Operations	For the Years Ended December 31,
	2010	2009
(Loss) gain on interest rate swaps	$(19,061)	$14,134

For additional information about interest rate swap contracts that Wells REIT II has outstanding, see Fair Value Measurements on page F-19 and F-20.

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

Financial Instruments

As of December 31, 2010 and 2009, the estimated fair value of Wells REIT II’s lines of credit and notes payable was approximately $912.3 million and $907.7 million, respectively. Wells REIT II estimated the fair values of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

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

In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases for the years ended December 31, 2010, 2009, or 2008.

Wells REIT II owns a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.

Earnings Per Share

Basic earnings (loss) per share is calculated as net income (loss) attributable to the common stockholders of Wells REIT II divided by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share equals basic earnings (loss) per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Wells REIT II’s director stock options exceeds the current offering price of Wells REIT II’s common stock, the impact of assuming that the outstanding director stock options have been exercised is anti-dilutive. Therefore, basic earnings (loss) per share equals diluted earnings (loss) per share for each of the periods presented.

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

Wells REIT II records its interest rate swaps at fair value estimated using Level 2 techniques and assumptions, as defined above. The fair value of Wells REIT II’s interest rate swaps were $(48.4) million and $(35.8) million at December 31, 2010 and 2009, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details. Wells REIT II also applies the provisions of ASC 820 to the allocation of purchase price of acquired properties to assets and liabilities based on Level 3 assumptions. Refer to Note 3, Real Estate Acquisitions, for additional details.

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

3.	Real Estate Acquisitions

During the years ended December 31, 2010 and 2009, Wells REIT II acquired or placed into service the following properties (in thousands):

							Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Deferred Lease Costs	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
2010
Sterling Commerce Center	Columbus	OH	3/8/2010	$1,793	$32,459	$—	$680	$2,515	$(877)	$36,570	(1)
550 King Street Buildings	Boston	MA	4/1/2010	8,632	77,897	—	2,074	5,346	—	93,949	(2)
Cranberry Woods Drive-Phase II	Cranberry	PA	6/1/2010	8,303	83,871	4,765	—	—	—	96,939	(3)
Houston Energy Center I	Houston	TX	6/28/2010	4,734	81,309	—	2,996	4,961	—	94,000	(4)
SunTrust Building	Orlando	FL	8/25/2010	1,222	19,706	—	1,634	938	—	23,500	(5)
Chase Center Building	Columbus	OH	10/21/2010	5,148	25,657	—	—	2,804	1,891	35,500	(6)

2009
Cranberry Woods Drive—Phase I	Cranberry	PA	5/29/2009	7,209	84,180	5,011	—	—	—	96,400	(3)
Dvintsev Business Center—Tower B	Moscow	Russia	5/29/2009	—	63,638	343	3,119	—	—	67,100	(7)

				$37,041	$468,717	$10,119	$10,503	$16,564	$1,014	$543,958

(1)	100% leased to AT&T with a lease expiration in 2020.

(2)	100% leased to International Business Machines (IBM) with a lease expiration in 2020.

(3)	100% leased to Westinghouse Electric Company with a lease expiration in 2025, with options to extend for three successive periods up to five years for each at then-prevailing market rental rates.

(4)	100% leased to Foster Wheeler USA Corp with a lease expiration in 2018.

(5)	100% leased to SunTrust Bank with a lease expiration in 2019.

(6)	100% leased to JP Morgan Chase with a lease expiration in 2025 and an early termination option for 42% of the space without penalty in 2022.

(7)	34% leased at December 31, 2010 with multiple tenants and weighted-average lease expirations in 2018.

4.	Lines of Credit and Notes Payable

The following table summarizes the terms of Wells REIT II’s indebtedness outstanding as of December 31, 2010 and 2009 (in thousands):

Facility	Rate as of December 31, 2010		Term Debt or Interest Only		Maturity	Outstanding Balance as of December 31,
						2010	2009
222 E. 41st Street Building mortgage note	LIBOR + 120bp	(1)	Interest Only	(2)	8/16/2017	$164,151	$153,130
100 East Pratt Street Building mortgage note	5.08%		Interest Only		6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%		Interest Only		12/1/2014	90,000	90,000
Manhattan Towers Building mortgage note	5.65%		Interest Only		1/6/2017	75,000	75,000
JP Morgan Chase Bank unsecured revolving debt	3.26	%(3)	Interest Only		5/7/2013	72,000	—
Cranberry Woods Drive mortgage note	LIBOR + 300bp	(4)	Interest Only	(4)	12/22/2012	63,396	63,396
80 Park Plaza Building mortgage note	LIBOR + 130bp	(5)	Interest Only	(2)	9/21/2016	60,894	56,978
263 Shuman Boulevard Building mortgage note	5.55%		Interest Only		7/1/2017	49,000	49,000
800 North Frederick Building mortgage note	4.62%		Interest Only		11/11/2011	46,400	46,400
One West Fourth Street Building mortgage note	5.80%		Term Debt		12/10/2018	41,537	43,408
SanTan Corporate Center mortgage notes	5.83%		Interest Only		10/11/2016	39,000	39,000
Highland Landmark Building mortgage note	4.81%		Interest Only		1/10/2012	33,840	33,840
Three Glenlake Building mortgage note	LIBOR + 90bp	(6)	Interest Only	(7)	7/31/2013	25,721	25,414
215 Diehl Road Building mortgage note	5.55%		Interest Only		7/1/2017	21,000	21,000
5 Houston Center Building mortgage note	5.42%		Interest Only		10/1/2010	—	90,000
One and Four Robbins Road Buildings mortgage note	5.07%		Interest Only		9/5/2010	—	23,000
1580 West Nursery Road Buildings mortgage note	7.67%		Term Debt		9/1/2010	—	19,786
Bank Zenit loan (11.61%)	11.61%		Interest Only		10/2/2014	—	6,633
Bank Zenit loan (14.00%)	14.00%		Interest Only		10/2/2014	—	5,951

Total indebtedness						$886,939	$946,936

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

(3)

The JP Morgan Chase Bank, N.A. unsecured revolving debt bears interest at a rate based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 2.60% to 3.40%, or the floating base rate plus an applicable margin ranging from 1.60% to 2.40%.

(4)	Interest only during the first 24 months. Principal and interest are due monthly in 2012. LIBOR floor is 2.00%.

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

(6)

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

(7)	Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amount accrues and is added to the outstanding balance of the note over the term.

Unsecured Lines of Credit and Term Loan

On May 7, 2010, Wells REIT II entered into a $500.0 million, three-year, unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. as administrative agent (the “JPMorgan Chase Credit Facility”) to replace the $245.0 million unsecured revolving financing facility with Wachovia Bank, N.A./Wells Fargo Bank, N.A. At December 31, 2010, Wells OP II had $72.0 million outstanding under the JPMorgan Chase Credit Facility.

The JPMorgan Chase Credit Facility provides for interest to be incurred based on, at the option of Wells REIT II, LIBOR for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 2.60% to 3.40% (the “LIBOR Rate”), or at an alternate base rate, plus an applicable margin ranging from 1.60% to 2.40% (the “Base Rate”). The Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day; (2) the federal funds rate for such day plus 0.50%; or (3) the one-month LIBOR Rate, for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on Wells REIT II’s leverage ratio, as defined, if it does not have a corporate credit rating. Additionally, Wells REIT II will incur a facility fee on the aggregate revolving commitment ranging from 0.40% to 0.60% per annum, which is also determined based on Wells REIT II’s corporate credit rating, as long as it has such a rating, or on its leverage ratio, if it does not have a corporate credit rating.

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

As of December 31, 2010, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.

During the year ended December 31, 2010, Wells REIT II repaid five mortgage notes totaling $144.7 million using proceeds from the JPMorgan Chase Credit Facility and the net proceeds from the sale of common stock. During the years ended December 31, 2010 and 2009, Wells REIT II also made interest payments of approximately $40.2 million and $44.7 million, respectively, including amounts capitalized of approximately $0.5 million and $3.0 million, respectively.

The estimated fair value of Wells REIT II’s notes payable as of December 31, 2010 and 2009 was approximately $915.9 million and $907.7 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates.

The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

On May 7, 2009, Wells REIT II entered into an amended and restated credit agreement with a syndicate of banks led by Wachovia Bank N.A. (“Wachovia”), which amended the terms of its prior credit agreement and provided Wells OP II with a $245.0 million unsecured revolving credit agreement (the “Wachovia Line of Credit”). The Wachovia Line of Credit matured on May 7, 2010, and bore interest at a floating rate based on, at the option of Wells OP II, the LIBOR for 7- or 30-day periods, which was subject to a 2.00% floor, plus an applicable margin ranging from 3.00% to 3.75% or at the floating base rate, plus an applicable margin ranging from 2.00% to 2.75%. At December 31, 2009, Wells OP II had no amounts outstanding under the Wachovia Line of Credit. The interest rate as of December 31, 2009, was 5.25% per annum.

Interest Paid and Extinguishment of Debt

As of December 31, 2010 and 2009, Wells REIT II’s weighted-average interest rate on its lines of credit and notes payable was approximately 5.46% and 5.74%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $40.7 million, $44.7 million, and $44.4 million during the years ended December 31, 2010, 2009, and 2008, respectively, of which approximately $0.5 million, $3.0 million, and $1.9 million was capitalized during the years ended December 31, 2010, 2009, and 2008, respectively. On April 28, 2008, Wells REIT II accepted an offer from the lender to prepay the Key Center Complex mortgage notes for approximately $11.5 million. The net book value of the Key Center Complex mortgage notes was approximately $14.5 million, resulting in a gain on early extinguishment of debt of approximately $3.0 million. This gain is reported as a gain on early extinguishment of debt in the accompanying consolidated statements of operations.

Debt Maturities

The following table summarizes the aggregate maturities of Wells REIT II’s indebtedness as of December 31, 2010 (in thousands):

2011	$48,383
2012	99,586
2013	100,212
2014	92,639
2015	2,796
Thereafter	543,323

Total	$886,939

5.	Commitments and Contingencies

Obligations Under Operating Leases

Wells REIT II owns four properties that are subject to ground leases with expiration dates of October 11, 2011; December 31, 2058; February 28, 2062; and July 31, 2099. As of December 31, 2010, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2011	$2,450
2012	2,530
2013	2,557
2014	2,557
2015	2,557
Thereafter	213,519

Total	$226,170

Obligations Under Capital Leases

Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012, 2013, and 2021. The required payments under the terms of the leases are as follows as of December 31, 2010 (in thousands):

2011	$40,029
2012	99,729
2013	499,993
2014	7,200
2015	7,200
Thereafter	163,200

817,351
Amounts representing interest	(171,351)

Total	$646,000

Commitments Under Existing Lease Agreements

Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2010, no tenants have exercised such options that had not been materially satisfied.

Litigation

From time to time, Wells REIT II is party to legal proceedings, which arise in the ordinary course of its business. Wells REIT II is not currently involved in any legal proceedings for which the outcome is reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II.

6.	Stockholders’ Equity

Stock Option Plan

Wells REIT II maintains a stock option plan that provides for grants of “nonqualified” stock options to be made to selected employees of WREAS II, Wells Capital, and Wells Management (the “Stock Option Plan”). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2010, no stock options have been granted under the plan.

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

A summary of stock option activity under Wells REIT II’s Director Plan during the years ended December 31, 2010, 2009, and 2008, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2007	29,500	$12	16,500
Granted	—
Terminated	—

Outstanding as of December 31, 2008	29,500	$12	23,000

Granted	—
Terminated	—

Outstanding as of December 31, 2009	29,500	$12	28,500

Granted	—
Terminated	—

Outstanding as of December 31, 2010	29,500	$12	29,000

Wells REIT II has evaluated the fair values of options granted under the Wells REIT II Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2010 was approximately five years.

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

Share Redemption Program

Wells REIT II’s SRP allows stockholders who have held their shares for more than one year to redeem those shares, subject to certain limitations. Under the SRP all “Ordinary Redemptions” (those that do not occur within two years of death or “qualifying disability,” as defined by the SRP) requests are placed in a pool and honored on a pro rata basis. Redemptions sought within two years of the death or “qualifying disability” of a stockholder do not require a one-year holding period, and the redemption price is the amount paid for the shares until the date that we publish an estimate of the value of a share of our common stock, which estimate is not based on the most recent prices paid in a public offering of our common stock (the “Net Asset Value Publication Date”), which must occur within 18 months after the close of our public offering. At that time, the redemption price would be the higher of the amount for which the shares were issued or 100% of the estimated per-share value of Wells REIT II. Wells REIT II will honor all redemption requests that are made within two years following the death of a stockholder.

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

•

In addition, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of the weighted-average number of shares outstanding in the prior calendar year.

Pursuant to our amended SRP, we resumed Ordinary Redemptions in September 2010 at a redemption price equal to 60.0% of the price at which the share was originally issued by us. As amended, this price will automatically adjust for special distributions and to account for certain recapitalizations. Once Wells REIT II publishes a net asset-based estimated per-share value of its common stock, the Ordinary Redemption price will be 95.0% of the estimated per-share value. The amendment also limits participation in the SRP to exclude shares purchased from another stockholder if the purchase occurs after the announcement of the amendment. In other words, if shares are transferred for value by a stockholder after July 27, 2010, the transferee and all subsequent holders of such shares are not eligible to participate in the SRP with respect to such shares. Effective October 23, 2010, the SRP was further amended to provide that if a stockholder (or a stockholder’s spouse) is seeking to qualify for federal or state assistance in connection with the payment of the costs of confinement to a long-term care facility, that stockholder may redeem his or her shares on the same special terms that are generally available for redemptions sought within two years of a stockholder’s death or qualifying disability.

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

Based on 2010 annualized gross base rent, AT&T comprised approximately 10% of Wells REIT II’s portfolio as of December 31, 2010. Other than AT&T, Wells REIT II does not have any significant concentrations of credit risk from any particular tenant. Tenants in the communications, legal services, and banking industries each comprise 14%, 13%, and 11%, respectively, of Wells REIT II’s 2010 annualized gross base rent. Wells REIT II’s properties are located in 23 states, the District of Columbia, and Moscow, Russia. As of December 31, 2010, approximately 16%, 11%, and 7% of Wells REIT II’s office properties are located in metropolitan Atlanta, Northern New Jersey, and Cleveland, respectively.

The future minimum rental income from Wells REIT II’s investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2010, is as follows (in thousands):

2011	$424,934
2012	396,131
2013	373,504
2014	349,055
2015	326,526
Thereafter	1,057,997

Total	$2,928,147

8.	Supplemental Disclosures of Noncash Activities

Outlined below are significant noncash investing and financing transactions for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Investment in real estate funded with other assets	$—	$53,663	$18,700

Acquisition fees applied to real estate acquired(1)	$—	$—	$12,989

Assumption of investment in development authority bonds and obligations under capital leases	$—	$—	$586,000

Fair market value of notes payable assumed upon acquisition of properties	$—	$—	$20,842

Other liabilities assumed upon acquisition of properties	$—	$—	$115

Noncash interest accruing into notes payable	$14,922	$13,928	$12,878

Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$9,485	$6,532	$(11,274)

Accrued capital expenditures and deferred lease costs	$2,210	$8,226	$14,825

Acquisition fees due to affiliate	$—	$195	$1,386

Commissions on stock sales and related dealer-manager fees due to affiliate	$4	$53	$1,134

Other offering costs due (from) to affiliate	$—	$1,108	$2,215

Distributions payable to minority interest partners	$—	$74	$—

Distributions payable	$—	$13,096	$11,559

Contribution from noncontrolling interest partners upon acquisition	$—	$—	$5,346

Assumption of noncontrolling interest in consolidated joint venture	$—	$—	$800

Discounts applied to issuance of common stock	$4,542	$8,856	$7,618

Accrued redemptions of common stock	$14	$—	$—

Transfer of development authority bond and corresponding capital lease to purchaser of New Manchester One (See Note 11)	$18,000	$—	$—

(Decrease) increase in redeemable common stock	$(644,655)	$144,504	$64,876

(1)	Effective January 1, 2010, all acquisition fees and expenses have been expensed and are included in net cash provided by operating activities.

9.	Related-Party Transactions

Advisory Agreement

Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). WREAS II has executed master services agreements with Wells Capital and Wells Management whereby WREAS II may retain the use of Wells Capital’s and Wells Management’s employees as necessary to perform the services required under the Advisory

Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, WREF guarantees WREAS II’s performance of services and any amounts payable to Wells REIT II in connection therewith.

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

•

Monthly asset management fees equal to one-twelfth of 0.625% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures until the monthly payment equals $2,708,333.33 (or $32.5 million annualized). The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures are at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures. However, monthly asset management fees shall be assessed on the Lindbergh Center Buildings and the Energy Center I Building, which were acquired on July 1, 2008 and June 28, 2010, respectively, at one-twelfth of 0.5% immediately. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt.

•

Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses) and other employee-related expenses of WREAS II and its affiliates’ employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of “portfolio general and administrative expenses” and “personnel expenses,” as defined in the Advisory Agreement, incurred during the seven months ended July 31, 2011 to the extent they would exceed $11.2 million and $6.4 million, respectively.

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

The Advisory Agreement expires on July 31, 2011 and may be terminated, without cause or penalty, by either party upon providing 60 days’ prior written notice to the other party.

Dealer-Manager Agreement

With respect to the Third Offering, Wells REIT II was party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performs the dealer-manager function for Wells REIT II. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all is re-allowed to participating broker/dealers. Wells REIT II pays no commissions on shares issued under its DRP.

Additionally, with respect to the Third Offering, Wells REIT II was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares are sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds may be re-allowed by WIS to participating broker/dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP.

Property Management, Leasing, and Construction Agreement

Wells REIT II and Wells Management, an affiliate of WREAS II, were party to a master property management, leasing, and construction agreement (the “Management Agreement”) during 2008, 2009, and 2010, under which Wells Management received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by Wells Management of the gross monthly income collected for that property for the preceding month;

•

Leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Wells REIT II during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond 10 years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month’s rent;

•	Fees equal to a specified percentage of up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

Assignment of Management Agreement

Effective January 1, 2011, Wells Management assigned all of its rights, title, and interest in the Management Agreement to WREAS II, and Wells REIT II consented to such assignment. As part of this assignment, Wells Management has guaranteed the performance of all of WREAS II’s obligations under the Management Agreement.

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the years ended December 31, 2010, 2009, and 2008 (in thousands):

	Years Ended December 31,
	2010	2009	2008
Commissions, net of discounts(1)(2)	$21,909	$34,102	$46,501
Asset management fees	30,552	29,806	31,039
Acquisition fees(3)	9,671	13,154	16,432
Administrative reimbursements, net(4)	13,099	12,369	11,081
Dealer-manager fees, net of discounts(1)	7,843	12,247	17,261
Other offering costs(1)	4,177	9,016	9,927
Property management fees	3,564	3,776	3,586
Construction fees	185	340	359

Total	$91,000	$114,810	$136,186

(1)	Commissions, dealer-manager fees, and other offering costs are charged against stockholders’ equity as incurred.

(2)	Substantially all commissions were re-allowed to participating broker/dealers during 2010, 2009, and 2008.

(3)

Effective January 1, 2009, pursuant to the accounting standard for business combinations, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to our advisor, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions. In connection with adopting this accounting standard, Wells REIT II incurred $9.7 million for the year ended December 31, 2010, and wrote off approximately $3.5 million of unapplied acquisition fees related to prior periods and incurred additional acquisition fees of approximately $13.2 million related to current-period activity for the year ended December 31, 2009.

(4)

Administrative reimbursements are presented net of reimbursements from tenants of approximately $3.5 million, $2.8 million, and $2.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

(5)	Construction fees are capitalized to real estate assets as incurred.

Wells REIT II incurred no related-party disposition fees, incentive fees, listing fees, or leasing commissions during the years ended December 31, 2010, 2009, and 2008.

Due to Affiliates

The detail of amounts due to WREAS II and its affiliates is provided below as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	2009
Asset and property management fees	$2,924	$2,751
Administrative reimbursements	1,551	1,889
Other offering cost reimbursements	—	1,108
Acquisition fees	—	195
Commissions and dealer-manager fees	4	53

Total	$4,479	$5,996

Economic Dependency

Wells REIT II has engaged WREAS II, Wells Management, and WIS to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of Wells REIT II’s common stock, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II is dependent upon WREAS II, Wells Capital, Wells Management, and WIS.

WREAS II, Wells Capital, Wells Management, and WIS are owned and controlled by WREF. Historically, the operations of WREAS II, Wells Capital, Wells Management, and WIS have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2010, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its current and future obligations as they become due.

10.	Income Taxes

Wells REIT II’s income tax basis net income for the years ended December 31, 2010, 2009, and 2008 (in thousands) follows:

	2010	2009	2008
GAAP basis financial statement net income (loss)	$23,266	$40,594	$(22,678)
Increase (decrease) in net income (loss) resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	96,695	95,471	93,785
Rental income accrued for income tax purposes more (less) than amounts for financial reporting purposes	(1,739)	(14,252)	427
Net amortization of above/below-market lease intangibles for financial reporting purposes in excess of amounts for income tax purposes	3,328	3,333	2,666
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	9,485	(22,961)	39,494
Bad debt expense for financial reporting purposes in excess of (less than) amounts for income tax purposes	2,024	2,871	(951)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	12,722	30,342	13,138

Income tax basis net income, prior to dividends-paid deduction	$145,781	$135,398	$125,881

As of December 31, 2010, the tax basis carrying value of Wells REIT II’s total assets was approximately $5.7 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder’s invested capital. Wells REIT II’s distributions per common share are summarized as follows:

	2010	2009	2008
Ordinary income	45%	47%	52%
Capital gains	—	—	—
Return of capital	55%	53%	48%

Total	100%	100%	100%

As of December 31, 2010, returns for the calendar years 2005 through 2009 remain subject to examination by U.S. or various state tax jurisdictions.

The income tax (expense) benefit reported in the accompanying consolidated statements of operations relates to the operations of Wells TRS. The portion of income tax (expense) benefit attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal	$531	$76	$(163)
State	32	5	(25)
Other	—	—	1

Total	$563	$81	$(187)

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS’s effective tax rate for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Years Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	1.34%	1.33%	3.34%
Other	0.28%	—	(0.21)%

Effective tax rate	35.62%	35.33%	37.13%

As of December 31, 2010 and 2009, Wells REIT II had no deferred tax liabilities. As of December 31, 2010 and 2009, respectively, Wells REIT II had a deferred tax asset of $563 and $81 included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The portion of the deferred income tax asset attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Federal	$538	$76	$—
State	21	—	—
Other	4	5	—

Total	$563	$81	$—

11.	Discontinued Operations

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

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$—	$1,589	$1,573
Tenant reimbursements	—	305	—
Other property income	—	—	306

Total revenues	—	1,894	1,879
Expenses:
Property operating costs	346	284	236
Asset and property management fees	—	172	164
Depreciation	291	438	438
Amortization	—	349	349
General and administrative	76	60	13

Total expenses	713	1,303	1,200

Real estate operating income	(713)	591	679
Other income (expense):
Interest expense	(810)	(1,080)	(1,080)
Interest and other income	810	1,080	1,080

Operating (loss) income from discontinued operations	(713)	591	679

Loss on sale of real estate assets	(161)	—	—

(Loss) income from discontinued operations	$(874)	$591	$679

12.	Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per-share data):

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$135,574	$140,089	$147,120	$145,184
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,509	$(6,887)	$4,702	$22,942
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$0.00	$(0.01)	$0.01	$0.04
Distributions declared per share	$0.15	$0.15	$0.15	$0.12

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$136,877	$139,187	$137,793	$154,027
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$6,855	$16,782	$(9,650)	$26,607
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$0.02	$0.04	$(0.02)	$0.05
Distributions declared per share	$0.15	$0.15	$0.15	$0.15

13.	Subsequent Events

Wells REIT II has evaluated subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto included in this report on Form 10-K. In addition to the items disclosed in the preceding footnotes, Wells REIT II had the following subsequent events to report:

Acquisition of the Market Square Buildings

On March 7, 2011, Wells REIT II purchased two, ten-story office buildings containing approximately 679,710 square feet (the “Market Square Buildings”) for $615.0 million, net of $6.0 million of adjustments. The acquisition was funded with $12.9 million of cash on hand, $300.0 million drawn on the JPMorgan Chase Credit Facility and $296.1 million drawn on a newly originated $300.0 million senior unsecured bridge facility with JPMorgan Chase Bank, N.A. (the “JPMorgan Chase Bridge Loan”; see below for details). The Market Square Buildings are 96.2% leased to: Fulbright and Jaworski (approximately 18.8%), Shearman and Sterling (approximately 16.6%), Edison Electric Institute (approximately 11.3%), and 38 additional office tenants. With respect to this transaction, while it is impractical for Wells REIT II to provide the fair value-based purchase price allocation details or pro forma financial information at this time, such information will be provided in the Form 10-Q filing for the period ending March 31, 2011.

JPMorgan Chase Bridge Loan

On March 7, 2011, Wells REIT II executed the JPMorgan Chase Bridge Loan to finance a portion of the acquisition cost of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at the Wells REIT II’s option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. Under the terms of the JPMorgan Chase Bridge Loan, accrued interest on Bridge Base Rate loans is payable in arrears on the first day of each calendar month. The accrued interest on Bridge LIBOR Rate loans is payable on the last day of each one-, two-, or three-month interest period. Wells REIT II is required to repay outstanding principal and accrued interest six months after the respective funding dates. All such borrowings shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of properties, (b) 100% of the net cash proceeds of issuances, offerings, or placements of debt obligations, and (c) 100% of the net cash proceeds of issuances of equity securities. Wells REIT II also may prepay the JPMorgan Chase Bridge Loan, in whole or in part, at any time without penalty, subject to reimbursement of any breakage costs incurred by lenders in the case of prepayment of LIBOR borrowings.

Stockholder Distribution Declaration

On March 1, 2011, Wells REIT II’s board of directors declared distributions for the first quarter of 2011 in the amount of $0.125 (12.5 cents) per share on the outstanding shares of common stock payable to stockholders of record on March 15, 2011. Such distributions are expected to be paid in March 2011.

Wells Real Estate Investment Trust II, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2010

(in thousands)

					Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None		$6,100	$28,905	$35,005	3,674	$6,241	$32,438	$38,679	$13,151	1980	2/10/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None		4,400	12,716	17,116	443	4,502	13,058	17,559	$3,355	2000	3/31/2004	0 to 40 years
MANHATTAN TOWERS	Manhattan Beach, CA	100%	75,000		11,200	72,467	83,667	(7,888)	11,459	64,320	75,779	$11,066	1985	4/2/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None		5,570	38,218	43,788	5,267	5,627	43,428	49,055	$14,706	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	1,882	11,050	64,229	75,279	$25,925	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000	(a)	5,846	66,681	72,527	0	5,934	66,593	72,527	$17,107	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	83	26,806	75,794	102,600	$23,922	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston- Salem, NC	100%	41,537		2,711	69,383	72,094	80	2,721	69,453	72,174	$15,400	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	631	7,015	35,116	42,131	$6,384	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	329	3,625	17,502	21,128	$3,208	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000		7,410	60,601	68,011	1,572	7,485	62,098	69,583	$10,902	1985	9/20/2004	0 to 40 years
4100- 4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000		13,761	31,785	45,546	491	13,898	32,139	46,037	$6,685	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000		8,472	44,221	52,693	524	8,546	44,671	53,217	$10,908	1998	9/20/2004	0 to 40 years
EMERALD POINT	Dublin, CA	100%	None		8,643	32,344	40,987	(12,314)	8,799	19,873	28,673	$3,092	1999	10/14/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	46,400		22,758	43,174	65,932	582	20,195	46,319	66,514	$12,060	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	(1,788)	2,558	33,194	35,752	$7,037	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III	Downers Grove, IL	100%	33,840		3,028	47,454	50,482	(4,595)	3,055	42,832	45,887	$8,321	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	1,744	4,501	49,701	54,202	$15,876	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None		1,270	28,688	29,958	719	1,299	29,378	30,677	$5,123	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None		520	8,681	9,201	178	522	8,857	9,379	$1,775	2001	3/17/2005	0 to 40 years
5995 OPUS PARKWAY	Minnetonka, MN	100%	None		2,693	14,670	17,363	204	2,737	14,830	17,567	$5,349	1988	4/5/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000		3,452	17,456	20,908	3,240	3,472	20,676	24,148	$5,325	1988	4/19/2005	0 to 40 years

				Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
100 EAST PRATT	Baltimore, MD	100%	105,000	31,234	140,217	171,451	29,681	31,777	169,355	201,132	$35,774	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None	2,822	22,910	25,732	(1,430)	2,822	21,479	24,302	$5,143	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None	5,626	38,254	43,880	166	5,734	38,312	44,046	$11,193	1955	7/6/2005	0 to 40 years
ONE ROBBINS ROAD (b)	Westford, MA	99%	None	5,391	33,788	39,179	19	5,391	33,807	39,198	$6,298	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD (b)	Westford, MA	99%	None	2,950	32,544	35,494	(0)	2,950	32,544	35,494	$9,466	2001	8/18/2005	0 to 40 years
BALDWIN POINT	Orlando, FL	100%	None	2,920	19,794	22,714	592	2,920	20,385	23,306	$4,488	2005	8/26/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	8,722	107,730	116,452	1,081	8,803	108,730	117,533	$34,563	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	10,040	93,716	103,756	8,314	10,134	101,935	112,070	$17,887	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	8,731	76,842	85,573	536	8,819	77,290	86,109	$11,664	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None	2,680	42,269	44,949	(7,032)	2,680	35,236	37,917	$4,610	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None	8,186	147,653	155,839	(7,851)	8,186	139,802	147,988	$39,263	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	7,269	244,424	251,693	14,117	7,454	258,355	265,810	$52,175	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None	3,473	34,458	37,931	7,087	3,629	41,390	45,018	$8,759	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None	1,381	21,855	23,236	2,047	1,412	23,871	25,283	$6,218	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None	5,150	41,372	46,522	1,859	5,268	43,113	48,381	$11,969	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None	2,150	14,930	17,080	489	2,199	15,369	17,569	$2,951	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	None	2,488	5,483	7,971	8,238	2,546	13,662	16,209	$3,032	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000	4,871	24,669	29,540	135	4,948	24,727	29,675	$5,416	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000	3,174	21,613	24,787	(1,805)	3,245	19,737	22,982	$2,711	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000	7,142	41,535	48,677	6,890	7,233	48,334	55,567	$10,105	1986	7/20/2006	0 to 40 years
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None	3,519	38,332	41,851	808	3,581	39,079	42,659	$9,262	2001	8/9/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None	1,409	28,393	29,802	682	1,432	29,052	30,484	$5,639	2006	9/6/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None	2,539	13,919	16,458	679	2,557	14,580	17,137	$4,187	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	60,894	31,766	109,952	141,718	6,096	32,221	115,593	147,814	$27,840	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None	29,061	141,544	170,605	10,807	29,712	151,700	181,412	$28,448	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None	8,639	43,980	52,619	1,231	8,752	45,099	53,850	$13,402	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None	8,955	58,339	67,294	(11,217)	9,106	46,971	56,077	$7,943	1991	1/4/2007	0 to 40 years

					Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
2000 PARK LANE LAND	North Fayette, PA	100%	None		1,044	—	1,044	12	1,056	—	1,056	$—	N/A	1/5/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None		2,726	30,078	32,804	1,052	2,762	31,094	33,856	$8,020	1990	3/27/2007	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(5,756)	53,099	53,874	106,973	$5,945	1965/2000/2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None		10,232	54,070	64,302	34	10,232	54,104	64,336	$7,316	2000	7/12/2007	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	63,396		7,209	89,191	96,400	1,211	7,209	90,401	97,611	$4,615	2009	8/1/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	164,151	(c)	—	324,520	324,520	1,533	—	326,053	326,053	$35,751	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	76	7,663	11,050	18,713	$2,282	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None		3,723	20,597	24,320	5,326	3,786	25,860	29,646	$3,864	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,253	13,735	112,727	126,463	$14,731	2002/2003/2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None		3,896	17,144	21,040	462	3,965	17,537	21,502	$1,862	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None		2,035	9,262	11,297	216	2,071	9,442	11,513	$746	2007	11/5/2007	0 to 40 years
13655 RIVERPORT DRIVE	St. Louis, MO	100%	None		6,138	19,105	25,243	8	6,138	19,113	25,251	$2,134	1998	2/1/2008	0 to 40 years
11200 WEST PARKLAND AVENUE	Milwaukee, WI	100%	None		3,219	15,394	18,613	2,380	3,219	17,774	20,993	$2,472	1990	3/3/2008	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%	216,000	(d)	28,478	225,067	253,545	4,184	28,858	228,871	257,729	$19,351	1992/1999/2001/2002	5/8/2008	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	250,000	(c),(e)	—	262,468	262,468	3,252	—	265,720	265,720	$20,364	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Sandy Springs, GA	100%	25,721 / 120,000	(f)	7,517	88,784	96,301	891	8,055	89,136	97,192	$7,217	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%	None		11,410	78,988	90,398	1,211	11,745	79,864	91,609	$7,413	1992	9/5/2008	0 to 40 years
DVINTSEV BUSINESS CENTER — TOWER B	Moscow, Russia	100%	None	(c)	—	66,387	66,387	1,727	—	68,114	68,114	$10,604	2009	5/29/2009	0 to 40 years
147-149 SOUTH STATE STREET	Salt Lake City, UT	100%	None		525	—	525	188	713	—	713	$—	N/A	8/26/2009	0 to 40 years
STERLING COMMERCE CENTER	Columbus, OH	100%	None		1,793	31,501	33,294	2,888	1,793	34,389	36,182	$1,123	1990/1995/1996/1998	3/8/2010	0 to 40 years
550 KING STREET BUILDINGS	Boston, MA	100%	None		8,632	74,625	83,257	5,347	8,632	79,971	88,604	$2,995	1984	4/1/2010	0 to 40 years

				Initial Cost				Gross Amount at Which Carried at December 31, 2010
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired	Life on which Depreciation and Amortization is Computed (h)
CRANBERRY WOODS DRIVE—PHASE II	Cranberry Township, PA	100%	None	8,303	83,871	92,174	(0)	8,303	83,871	92,174	$1,582	2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%	None	4,734	79,344	84,078	5,000	4,734	84,344	89,078	$1,690	2008	6/28/2010	0 to 40 years
SUNTRUST BUILDING	Orlando, FL	100%	None	1,222	20,402	21,624	938	1,222	21,340	22,562	$388	1959	8/25/2010	0 to 40 years
CHASE CENTER BUILDING	Columbus, OH	100%	None	5,148	24,743	29,891	2,805	5,148	27,548	32,696	$317	1972/1982	10/21/2010	0 to 40 years

Total - 100% REIT II Properties				$566,848	$4,327,545	$4,894,393	$105,509	$571,696	$4,428,206	$4,999,902	$769,863

(a)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.

(b)	Wells REIT II acquired an approximate 99.3% interest in the One Robbins Road and Four Robbins Road Buildings through a joint venture with an unaffiliated party. As the controlling member, Wells REIT II is deemed to have control of the joint venture and, as such, consolidates it into the financial statements of Wells REIT II.

(c)	Property is owned subject to a long-term ground lease.

(d)	As a result of the acquisition of the Lenox Park Buildings, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $216.0 million.

(e)	As a result of the acquisition of the Lindbergh Center Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $250.0 million.

(f)	As a result of the acquisition of the Three Glenlake Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(h)	Wells REIT II assets are depreciated or amortized using the straight-lined method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 15 years, and Buildings are depreciated over 40 years.

Wells Real Estate Investment Trust II, Inc.

Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization

December 31, 2010

(in thousands)

	2010	2009	2008	2007
Real Estate:
Balance at the beginning of the year	$4,767,664	$4,625,137	$3,787,838	$2,938,153
Additions to/improvements of real estate	297,023	159,654	870,227	863,782
Sale of real estate	(18,143)
Write-offs of tenant improvements		(890)	(501)	(547)
Write-offs of intangible assets(1)	(52)	(2,704)	(9,139)	(10,015)
Write-offs of fully depreciated/amortized assets	(46,590)	(13,533)	(23,288)	(3,535)

Balance at the end of the year	$4,999,902	$4,767,664	$4,625,137	$3,787,838

Accumulated Depreciation and Amortization:
Balance at the beginning of the year	$635,080	$467,945	$324,472	$185,322
Depreciation and amortization expense	184,155	183,239	168,300	145,107
Sale of real estate	(2,763)
Write-offs of tenant improvements	25	(674)	(110)	(105)
Write-offs of intangible assets(1)	(44)	(1,897)	(1,429)	(2,317)
Write-offs of fully depreciated/amortized assets	(46,590)	(13,533)	(23,288)	(3,535)

Balance at the end of the year	$769,863	$635,080	$467,945	$324,472

(1)	- Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.