Form 10-K/A
period 2010-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-03-21
CIK 1252849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

FORM 10-K/A

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, in order to revise the Principal Executive Officer and Principal Financial Officer certifications originally filed as Exhibits 31.1 and 31.2 on March 11, 2011, which certifications inadvertently omitted certain language required to be included. In this Form 10-K/A we are also providing an updated consent of Deloitte & Touche LLP as Exhibit 23.1 and an updated certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibit 32.1.

Except as described above, no other changes have been made to the original Form 10-K filed on March 11, 2011, and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the original Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Form 10-K/A of Wells Real Estate Investment Trust II, Inc. (“Wells REIT II,” “we,” “our” or “us”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission (“SEC”). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of March 2011.

Wells Real Estate Investment Trust II, Inc.
(Registrant)
By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Executive Vice President, Secretary, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ CHARLES R. BROWN	Independent Director	March 21, 2011
Charles R. Brown

	Independent Director	March 21, 2011
Richard W. Carpenter

	Independent Director	March 21, 2011
Bud Carter

	Independent Director	March 21, 2011
John L. Dixon

/s/ E. NELSON MILLS E. Nelson Mills	President and Director (Principal Executive Officer)	March 21, 2011

/s/ GEORGE W. SANDS	Independent Director	March 21, 2011
George W. Sands

	Independent Director	March 21, 2011
Neil H. Strickland

/s/ LEO F. WELLS, III	Director	March 21, 2011
Leo F. Wells, III

/s/ DOUGLAS P. WILLIAMS Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)	March 21, 2011

EXHIBIT INDEX

TO

2010 FORM 10-K/A

OF

WELLS REAL ESTATE INVESTMENT TRUST II, INC.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003)

3.2	Articles of Amendment of Wells Real Estate Investment Trust II, Inc. effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008)

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007)

4.1	Form of Dividend Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Prospectus included in Post-Effective Amendment no. 7 to the Registration Statement on Form S-11 on Form S-3 (No. 333-144414) filed with the Commission on August 27, 2010 (the “DRP Registration Statement”)

4.2	Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008)

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement)

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.1*	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC. dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

10.2*	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated August 1, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.3	Credit Agreement dated as of May 7, 2010 by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities Inc. and PNC Capital Markets LLC, as joint lead arrangers and bookrunners, JPMorgan Chase Bank, N.A., as administrative agent and PNC Bank, N.A., as syndication agent and Regions Bank, U.S. Bank N.A., and BMO Capital Markets as documentation agents and the other financial institutions parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010)

23.1+	Consent of Deloitte & Touche LLP

Exhibit Number	Description

31.1+	Certification of the Chief Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Filed herewith.

*	Represents management contract or compensatory plan or arrangement.

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