Form 10-Q
period 2011-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-05-06
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2011
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
Commission file number 000-51262
WELLS REAL ESTATE INVESTMENT TRUST II, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of April 30, 2011: 541,700,151 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed noted to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010. Wells REIT II’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$724,325	$571,696
Buildings and improvements, less accumulated depreciation of $442,158 and $414,040 as of March 31, 2011 and December 31, 2010, respectively	3,612,314	3,225,708
Intangible lease assets, less accumulated amortization of $360,328 and $355,823 as of March 31, 2011 and December 31, 2010, respectively	451,755	428,140
Construction in progress	7,149	4,495
Total real estate assets	4,795,543	4,230,039
Cash and cash equivalents	32,620	38,882
Tenant receivables, net of allowance for doubtful accounts of $4,404 and $3,559 as of March 31, 2011 and December 31, 2010, respectively	110,231	108,057
Prepaid expenses and other assets	25,716	22,700
Deferred financing costs, less accumulated amortization of $5,490 and $3,975 as of March 31, 2011 and December 31, 2010, respectively	12,499	9,827
Intangible lease origination costs, less accumulated amortization of $226,532 and $219,447 as of March 31, 2011 and December 31, 2010, respectively	268,886	269,914
Deferred lease costs, less accumulated amortization of $17,063 and $15,734 as of March 31, 2011 and December 31, 2010, respectively	60,072	46,266
Investment in development authority bonds	646,000	646,000
Total assets	$5,951,567	$5,371,685
Liabilities:
Line of credit and notes payable	$1,494,294	$886,939
Accounts payable, accrued expenses, and accrued capital expenditures	112,480	102,697
Due to affiliates	1,746	4,479
Deferred income	26,019	26,403
Intangible lease liabilities, less accumulated amortization of $66,458 and $62,165 as of March 31, 2011 and December 31, 2010, respectively	102,837	87,934
Obligations under capital leases	646,000	646,000
Total liabilities	2,383,376	1,754,452
Commitments and Contingencies (Note 5)	—	—
Redeemable Common Stock	246,141	161,189
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 542,398,002 and 540,906,780 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	5,424	5,409
Additional paid-in capital	4,850,362	4,835,088
Cumulative distributions in excess of earnings	(1,277,546)	(1,212,472)
Redeemable common stock	(246,141)	(161,189)
Other comprehensive loss	(10,387)	(11,139)
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,321,712	3,455,697
Nonredeemable noncontrolling interests	338	347
Total equity	3,322,050	3,456,044
Total liabilities, redeemable common stock, and equity	$5,951,567	$5,371,685
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three months ended March 31,
	2011	2010
Revenues:
Rental income	$114,865	$107,756
Tenant reimbursements	26,209	23,364
Hotel income	4,151	4,042
Other property income	283	412
	145,508	135,574
Expenses:
Property operating costs	43,292	40,661
Hotel operating costs	4,012	3,936
Asset and property management fees:
Related-party	8,768	8,283
Other	927	1,001
Depreciation	28,118	23,469
Amortization	30,392	29,229
General and administrative	6,656	6,040
Acquisition fees and expenses	10,026	3,390
	132,191	116,009
Real estate operating income	13,317	19,565
Other income (expense):
Interest expense	(23,239)	(22,196)
Interest and other income	12,055	10,041
Gain (loss) on interest rate swaps	89	(4,860)
	(11,095)	(17,015)
Income before income tax benefit	2,222	2,550
Income tax benefit	231	236
Income from continuing operations	2,453	2,786
Discontinued operations:
Operating loss from discontinued operations	(38)	(259)
Loss from discontinued operations	(38)	(259)
Net income	2,415	2,527
Less: net income attributable to nonredeemable noncontrolling interests	(4)	(18)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,411	$2,509
Per share information – basic and diluted:
Income from continuing operations	$—	$0.01
Loss from discontinued operations	$—	$—
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$—	$0.01
Weighted-average common shares outstanding – basic and diluted	541,012	505,018
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	3,392	34	32,360	—	—	—	32,394	—	32,394
Redemptions of common stock	(1,901)	(19)	(17,086)	—	—	—	(17,105)	—	(17,105)
Increase in redeemable common stock	—	—	—	—	(84,952)	—	(84,952)	—	(84,952)
Distributions to common stockholders ($0.125 per share)	—	—	—	(67,485)	—	—	(67,485)	—	(67,485)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	2,411	—	—	2,411	—	2,411
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	752	752	—	752
Comprehensive income	—	—	—	—	—	—	3,163	4	3,167
Balance, March 31, 2011	542,398	$5,424	$4,850,362	$(1,277,546)	$(246,141)	$(10,387)	$3,321,712	$338	$3,322,050

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	14,836	148	148,215	—	—	—	148,363	—	148,363
Redemptions of common stock	(1,781)	(18)	(17,539)	—	—	—	(17,557)	—	(17,557)
Increase in redeemable common stock	—	—	—	—	(61,764)	—	(61,764)	—	(61,764)
Distributions to common stockholders ($0.15 per share)	—	—	—	(75,812)	—	—	(75,812)	—	(75,812)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(49)	(49)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(11,970)	—	—	—	(11,970)	—	(11,970)
Other offering costs	—	—	(1,882)	—	—	—	(1,882)	—	(1,882)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	2,509	—	—	2,509	—	2,509
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	18	18
Market value adjustment to interest rate swap	—	—	—	—		(856)	(856)	—	(856)
Comprehensive income	—	—	—	—	—	—	1,653	18	1,671
Balance, March 31, 2010	512,950	$5,129	$4,578,804	$(1,008,322)	$(867,608)	$(8,885)	$2,699,118	$5,243	$2,704,361

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$2,415	$2,527
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(1,092)	(828)
Depreciation	28,118	23,579
Amortization	32,183	30,787
(Gain) loss on interest rate swaps	(2,554)	2,534
Remeasurement (gain) loss on foreign currency	—	76
Noncash interest expense	5,356	4,608
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	146	(2,105)
Increase in prepaid expenses and other assets	(1,613)	(3,506)
Decrease in accounts payable and accrued expenses	(2,086)	(1,124)
Decrease in due to affiliates	(2,729)	(2,998)
(Decrease) increase in deferred income	(384)	2,509
Net cash provided by operating activities	57,760	56,059
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(604,143)	(45,009)
Deferred lease costs paid	(8,187)	(1,235)
Net cash used in investing activities	(612,330)	(46,244)
Cash Flows from Financing Activities:
Deferred financing costs paid	(3,847)	—
Proceeds from lines of credit and notes payable	624,000	—
Repayments of lines of credit and notes payable	(20,485)	(546)
Distributions paid to noncontrolling interests	(13)	(123)
Issuance of common stock	32,394	146,140
Redemptions of common stock	(16,292)	(17,557)
Distributions paid to stockholders	(35,048)	(34,898)
Distributions paid to stockholders and reinvested in shares of our common stock	(32,437)	(40,567)
Commissions on stock sales and related dealer-manager fees paid	—	(9,331)
Other offering costs paid	—	(2,261)
Net cash provided by financing activities	548,272	40,857
Net (decrease) increase in cash and cash equivalents	(6,298)	50,672
Effect of foreign exchange rate on cash and cash equivalents	36	301
Cash and cash equivalents, beginning of period	38,882	102,725
Cash and cash equivalents, end of period	$32,620	$153,698
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
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
As of March 31, 2011, Wells REIT II owned controlling interests in 71 office properties and one hotel, which include 94 operational buildings. These properties are comprised of approximately 22.8 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 70 are wholly owned and two are owned through consolidated joint ventures. As of March 31, 2011, the office properties were approximately 94.6% leased.
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
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of March 31, 2011, Wells REIT II had raised gross offering proceeds of approximately $1.3 billion from the sale of approximately 130.3 million shares under the Third Offering, including shares sold under the DRP.
As of March 31, 2011, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.9 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $518.7 million, acquisition fees of approximately $116.1 million, other organization and offering expenses of approximately $76.2 million, and common stock redemptions pursuant to our share redemption program of approximately $426.1 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real estate.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
As of March 31, 2011 and December 31, 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2011	Gross	$133,453	$567,958	$495,418	$169,295
	Accum	$(82,296)	$(270,672)	$(226,532)	$(66,458)
	Net	$51,157	$297,286	$268,886	$102,837
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accum	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the three months ended March 31, 2011 and the year ended December 31, 2010, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2011	$3,810	$15,273	$12,601	$3,828
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of March 31, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2011	$10,352	$46,335	$36,344	$13,041
For the years ending December 31:
2012	9,906	53,547	43,536	16,869
2013	7,987	46,315	40,318	16,269
2014	6,843	40,625	37,244	15,837
2015	6,157	35,337	33,475	13,555
2016	5,738	24,724	25,626	8,301
Thereafter	4,174	50,403	52,343	18,965
	$51,157	$297,286	$268,886	$102,837
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
The following tables provide additional information related to Wells REIT II’s interest rate swaps as of March 31, 2011 and December 31, 2010 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(10,470)	$(11,222)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(34,654)	$(37,208)

	Three months ended March 31,
	2011	2010
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$752	$(856)
(Loss) gain on interest rate swaps recognized through earnings	$89	$(4,860)
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
Wells REIT II records its interest rate swaps at fair value estimated using Level 2 techniques and assumptions, as defined above. The fair value of Wells REIT II’s interest rate swaps were $(45.1) million and $(48.4) million at March 31, 2011 and December 31, 2010, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details.
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
Under certain circumstances, Wells REIT II may redeem Wells Capital’s interest in Wells OP II’s partnership units. As such, Wells Capital’s noncontrolling interest in Wells OP II is included in accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets ($0.1 million as of both March 31, 2011 and December 31, 2010), and its allocation of Wells OP II’s earnings (loss) is included in general and administrative expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASC 820”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP was effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells REIT II on January 1, 2011. The adoption of ASC 820 did not have a material impact on Wells REIT II’s consolidated financial statements or disclosures.

3.	Real Estate Acquisitions

 During the three months ended March 31, 2011, Wells REIT II acquired the following property (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
Market Square Buildings	Washington, DC	N/A	3/7/2011	$152,629	$412,548	$45,858	$12,031	$(19,680)	$603,386	(1)

(1)	As of the acquisition date, the Market Square Buildings were 96.2% leased to 41 tenants, including Fulbright and Jaworski (18.8%), Shearman and Sterling (16.6%), and Edison Electric Institute (11.3%).

Wells REIT II recognized revenues of $3.3 million and a net loss of $9.1 million from the Market Square Buildings acquisition for the period from March 7, 2011 through March 31, 2011. Wells REIT II recognized acquisition-related expenses associated with the Market Square Buildings acquisition of $9.3 million all of which are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations for the three months ended March 31, 2011.

The purchase price for the acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Please refer to Note 2. Summary of Significant Accounting Policies for a discussion of the estimated useful life for each asset class.

Pro Forma Financial Information for Real Estate Acquisition

The following unaudited pro forma statement of operations presented for the three months ended March 31, 2011 and 2010 have been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011 and January 1, 2010, respectively. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 or January 1, 2010.

	For the Three Months Ended March 31,
	2011	2010
Revenues	$154,248	$146,688
Net loss attributable to common stockholders	$(664)	$(2,996)

4.    Line of Credit and Notes Payable
As of March 31, 2011 and December 31, 2010, Wells REIT II had the following indebtedness outstanding (in thousands):

Facility	March 31, 2011	December 31, 2010
JPMorgan Chase Revolving Credit Facility	$376,000	$72,000
JPMorgan Chase Bridge Loan	300,000	—
222 E. 41stStreet Building mortgage note	166,905	164,151
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Cranberry Woods Drive mortgage note	63,396	63,396
80 Park Plaza Building mortgage note	61,900	60,894
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	41,052	41,537
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,801	25,721
215 Diehl Road Building mortgage note	21,000	21,000
Total indebtedness	$1,494,294	$886,939

On March 7, 2011, Wells REIT II entered into a $300.0 million, six-month, unsecured loan to finance a portion of the purchase price for the Market Square Buildings with JPMorgan Chase Bank (the “JPMorgan Chase Bridge Loan”). Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at Wells REIT II's option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. Should any unpaid principal remain outstanding on the JPMorgan Chase Bridge Loan as of June 5, 2011, Wells REIT II would incur an additional duration fee equal to 0.25% of the principal outstanding on the JPMorgan Chase Bridge Facility at that time.Under the terms of the JPMorgan Chase Bridge Loan, accrued interest on Bridge Base Rate loans is payable in arrears on the first day of each calendar month. The accrued interest on Bridge LIBOR Rate loans is payable on the last day of each one-, two-, or three-month interest period. Wells REIT II is required to repay outstanding principal and accrued interest six months after the respective funding dates. All such borrowings shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of properties, (b) 100% of the net cash proceeds of issuances, offerings, or placements of debt obligations, and (c) 100% of the net cash proceeds of issuances of equity securities. Wells REIT II may also prepay all or part of the JPMorgan Chase Bridge Loan at any time subject to, in the case of LIBOR borrowings, payment for any loss, cost or expense incurred by lender as a result of prepayment before the end of the chosen LIBOR interest period. As of March 31, 2011, the JPMorgan Chase Bridge Loan incurred interest at a rate of approximately 2.56% per annum.
During the three months ended March 31, 2011 and 2010, Wells REIT II also made interest payments of approximately $8.2 million and $10.8 million, respectively, including amounts capitalized of approximately $0.0 million and $0.5 million, respectively.
As of March 31, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.
The estimated fair value of Wells REIT II’s notes payable as of March 31, 2011 and December 31, 2010 was approximately $1,233.6 million and $915.9 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Please refer to Note 9. Subsequent Events regarding the sale of $250 million 5.875% unsecured senior notes for net proceeds of

$246.7 million in April 2011 and the partial repayment of the JPMorgan Chase Bridge Loan.

5.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2011, no tenants have exercised such options that had not been materially satisfied.

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

6.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,
	2011	2010
Other liabilities assumed upon acquisition of property	$6,430	$617
Noncash interest accruing to notes payable	$3,840	$3,593
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$752	$(856)
Accrued capital expenditures and deferred lease costs	$8,481	$2,205
Accrued deferred financing costs	$342	$—
Accrued redemptions of common stock	$827	$196
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$469
Other offering costs due to affiliate	$—	$725
Distributions payable to stockholders	$—	$13,443
Discounts applied to issuance of common stock	$—	$2,223
Increase in redeemable common stock	$84,952	$61,764

7.	Related-Party Transactions and Agreements

Advisory Agreement

Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). WREAS II has executed master services agreements with Wells Capital and Wells Management Company, Inc. ("Wells Management") whereby WREAS II may retain the use of Wells Capital’s and Wells Management’s employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II’s performance of services and any amounts payable to Wells REIT II in connection therewith.

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

those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. The monthly payment remains capped at that amount until the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures are at least $6.5 billion, after which the monthly asset management fee will equal one-twelfth of 0.5% of the cost of (i) all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and (ii) investments in joint ventures. However, monthly asset management fees shall be assessed on the Lindbergh Center Buildings and the Energy Center I Building, which were acquired on July 1, 2008 and June 28, 2010, respectively, at one-twelfth of 0.5% immediately. The amount of asset management fees paid in any three-month period is limited to 0.25% of the average of the preceding three months’ net asset value calculations less Wells REIT II’s outstanding debt.
Effective April 2011, we expect monthly asset management fees to be capped at $2.7 million (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses other than the signing bonus paid to E. Nelson Mills upon his appointment as President of Wells REIT II) and other employee-related expenses of WREAS II and its affiliates’ employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of “portfolio general and administrative expenses” and “personnel expenses,” as defined in the Advisory Agreement, incurred during the seven months ended July 31, 2011 to the extent they would exceed $11.2 million and $6.4 million, respectively.

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

The Advisory Agreement expires on July 31, 2011 and may be terminated, without cause or penalty, by either party upon providing 60 days’ prior written notice to the other party. Renewal discussions are underway.

Dealer-Manager Agreement

With respect to the Third Offering, Wells REIT II was party to a dealer-manager agreement (the “Dealer-Manager Agreement”) with Wells Investment Securities, Inc. (“WIS”), whereby WIS, an affiliate of Wells Capital, performed the dealer-manager function for Wells REIT II. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all was re-allowed to participating broker/dealers. Wells REIT II pays no commissions on shares issued under its DRP.

Additionally, with respect to the Third Offering, Wells REIT II was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II’s stock at the time the shares were sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds were re-allowable by WIS to participating broker/dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three months ended March 31,
	2011	2010
Asset management fees	$7,719	$7,402
Administrative reimbursements, net(1)	2,840	3,112
Property management fees	1,049	911
Acquisition fees	648	2,924
Construction fees(4)	39	77
Commissions, net of discounts(2)(3)	—	7,267
Dealer-manager fees, net of discounts(2)	—	2,480
Other offering costs(2)	—	1,882
Total	$12,295	$26,055

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.8 million and $0.6 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers during the three months ended 2010 for shares sold under the Third Offering, which was terminated effective June 2010.

(4)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party incentive fees, listing fees, disposition fees or leasing commissions during the three months ended March 31, 2011 and 2010, respectively. Wells REIT II will continue to incur organizational and offering costs and acquisition fees on shares issued under its DRP.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011	December 31, 2010
Administrative reimbursements	$1,346	$1,551
Asset and property management fees	400	2,924
Commissions and dealer-manager fees	—	4
	$1,746	$4,479
Economic Dependency
Wells REIT II has engaged WREAS II, and Wells Management, to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II is dependent upon WREAS II, Wells Capital, and Wells Management.
WREAS II, Wells Capital, and Wells Management are owned and controlled by WREF. Historically, the operations of WREAS II, Wells Capital, and Wells Management have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2011, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its current and future obligations as they become due.

8.    Discontinued Operations
On September 15, 2010, Wells REIT II sold a 593,404-square foot industrial property located in Douglasville, Georgia ("New Manchester One") for a loss of $0.2 million and net proceeds of $15.3 million. The revenue and expenses of New Manchester One are recorded as discontinued operations in the accompanying consolidated statements of operations. The components of the revenues and expenses of New Manchester One are provided below:

	Three months ended March 31,
	2011	2010
Revenues:
Rental income	$—	$—
Tenant reimbursements	—	—
Other property income	—	—
Total revenues	—	—
Expenses:
Property operating costs	(7)	111
Asset and property management fees	—	30
Depreciation	—	110
Amortization	—	—
General and administrative	45	8
Total expenses	38	259
Real estate operating loss	(38)	(259)
Other income (expense):
Interest expense	—	(270)
Interest and other income	—	270
Loss from discontinued operations	$(38)	$(259)

9.     Subsequent Events
Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items in addition to those disclosed elsewhere in this report:

Private Bond Offering

On April 4, 2011, Wells REIT II sold $250 million aggregate principal amount of 5.875% unsecured senior notes due in 2018 at 99.295 percent of their face value in a private bond offering. Two rating agencies have assigned investment-grade ratings to these senior notes. Wells REIT II received proceeds from this bond offering, net of fees, of $246.7 million, all of which were used to reduce amounts outstanding on the JPMorgan Chase Bridge Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as our consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

Overview

During the periods presented, we continued to receive net equity proceeds from the sale of our common stock under the Third Offering (until it closed in the third quarter of 2010) and through the DRP. We have used such net equity proceeds, along with borrowings, primarily to invest in real estate assets. As a result, during the periods presented, our real estate portfolio has grown and our real estate operating income has increased. In addition, the closing of the Third Offering has impacted our outlook on future sources of capital.

Liquidity and Capital Resources

Overview

After careful consideration of the size and strength of our portfolio, our board of directors decided to close our primary public equity offering effective mid-2010. As we transitioned out of our offering stage during the second half of 2010, we continued to actively manage our real estate assets and, at the same time, began to explore a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return for the REIT. In 2011, we have concentrated such exploration efforts on a strategic acquisition opportunity, managing the composition and maturities of the borrowings within our capital structure, and evaluating additional sources of future capital. To date, these efforts have culminated in the following notable events:

•	On March 7, 2011, we acquired the Market Square Buildings, which are located in the Capitol Hill district of Washington D.C., for approximately $603.4 million.

•
On April 4, 2011, we issued $250.0 million of seven-year, investment-grade, unsecured bonds at 99.295 percent of their face value. The coupon interest rate of the bonds is 5.875% per annum. We used the bond proceeds to pay down amounts drawn on a $300.0 million bridge loan that was used to fund approximately half of the purchase price of the Market Square Buildings.

We expect that our primary source of future operating cash flows will be cash generated from the operations of our properties, equity proceeds generated from the sale of shares under our DRP, net of share redemptions, and selective borrowings. Currently, we expect to use substantially all of our future operating cash flows to fund distributions to stockholders. The amount of future distributions to be paid to our stockholders will be largely dependent upon the amount of cash generated from our operating activities, our expectations of future operating cash flows, and our determination of near-term cash needs for capital improvements, tenant re-leasing, redemptions of our common stock, and debt repayments. Currently, we expect to use the majority of the equity proceeds raised under our DRP, net of share redemptions, to fund capital expenditures and leasing costs for our properties.
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2011, we generated net cash flows from operating activities of $57.8 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest income, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses. Net cash flows from operating activities, adjusted to exclude the impact of acquisition-related costs of $10.0 million, were used to fund distributions to stockholders of approximately $67.5 million during this period. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders as well (please refer to the “Distributions” section below for additional information).

During the three months ended March 31, 2011, we acquired the Market Square Buildings for approximately $603.4 million primarily using net debt proceeds of $300.0 million obtained from a bridge loan with JPMorgan Chase Bank and draws made under our revolving credit facility with JPMorgan Chase Bank. In April 2011, we issued unsecured bonds and used the net bond proceeds of approximately $246.7 million to pay down the JPMorgan Chase Bridge Loan. During the three months ended March 31, 2011, we also generated proceeds from the sale of common stock under our DRP, net of acquisition fees and share redemptions, of $6.1 million, the majority of which were used to fund capital expenditures and leasing costs for our properties.

We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2011, we had access to the borrowing capacity under the JPMorgan Chase Revolving Credit Facility of $117.0 million. We are in the process of negotiating a long-term borrowing arrangement, which would allow us to repay our short-term borrowings, and, thereby, increase our borrowing capacity available under the JPMorgan Chase Revolving Credit Facility.
Long-term Liquidity and Capital Resources

Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will continue to include stockholder distributions, redemptions of shares of our common stock under our share redemption program, capital expenditures, such as building improvements, tenant improvements and leasing costs, repaying or refinancing debt, and selective property acquisitions, either directly or through investments in joint ventures.
We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of March 31, 2011, our debt-to-real-estate asset ratio was approximately 25.2%.
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

In the first quarter of 2011, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share (a 6.0% annualized yield on a $10.00 original share price) to $0.125 per share (a 5.0% annualized yield on a $10.00 original share price) primarily due to economic conditions in the U.S. and deterioration in real estate market fundamentals. During the first quarter of 2011, we funded our stockholder distributions with current period operating cash flows, adjusted for certain acquisition-related costs as described above. While operational cash flow from our properties remains strong, economic downturns in our markets or in the particular industries in which our tenants operate, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.

Contractual Commitments and Contingencies
As of March 31, 2011, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations(1)	$1,494,294	$348,092	$503,683	$95,435	$547,084
Interest obligations on debt(2)	259,583	44,097	97,459	70,769	47,258
Capital lease obligations(3)	646,000	—	526,000	—	120,000
Operating lease obligations	225,535	1,815	5,087	5,114	213,519
Total	$2,625,412	$394,004	$1,132,229	$171,318	$927,861

(1)
On March 29, 2011, we announced that we had committed to sell $250.0 million aggregate principal amount of 5.875% unsecured senior notes at 99.295 percent of their face value in a private offering, which closed on April 4, 2011. These notes are due in 2018.

(2)
Interest obligations are measured at the contractual rate for fixed-rate debt, or at the effectively fixed-rate for variable- rate debt with interest rate swaps agreements. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $10.0 million during the three months ended March 31, 2011, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of March 31, 2011, we owned controlling interests in 71 office properties, which were approximately 94.6% leased, and one hotel. Our real estate operating results have increased for the three months ended March 31, 2011, as compared to the same period of 2010, primarily due to acquiring properties in 2010 and in the first quarter of 2011. In the near term, we expect future real estate operating income to continue to increase as a result of the acquisition of the Market Square Buildings for approximately $603.4 million in March of 2011.
Comparison of the three months ended March 31, 2010 versus the three months ended March 31, 2011

Continuing Operations

Rental income increased from $107.8 million for the three months ended March 31, 2010 to $114.9 million for the three months ended March 31, 2011, primarily due to properties acquired or placed into service during 2010 and the first three months of 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs increased from $23.4 million and $40.7 million, respectively, for the three months ended March 31, 2010, to $26.2 million and $43.3 million, respectively, for the three months ended March 31, 2011, primarily due to properties acquired or placed in service during 2010 and in the first three months of 2011. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, remained relatively stable at approximately $0.1 million for the three months ended March 31, 2010 and 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriott hotel.
Asset and property management fees increased from $9.3 million for the three months ended March 31, 2010 to $9.7 million for the three months ended March 31, 2011 primarily due to properties acquired and placed into service during 2010 and the first three months of 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees will be capped at $2.7 million (or $32.5 million annualized) beginning in April 2011 as a result of the March 2011 acquisition of the Market Square Buildings for $603.4 million. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.
Acquisition fees and expenses increased from $3.4 million for the three months ended March 31, 2010 to $10.0 million for the three months ended March 31, 2011, primarily due to the acquisition of the Market Square Buildings in March 2011. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised, including equity raised through our DRP. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of terminating the Third Offering effective June 30, 2010.
Depreciation increased from $23.5 million for the three months ended March 31, 2010 to $28.1 million for the three months ended March 31, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization increased slightly from $29.2 million for the three months ended March 31, 2010 to $30.4 million for the three months ended March 31, 2011. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to increase in future periods due to owning new properties for a full period.
General and administrative expenses increased from $6.0 million for the three months ended March 31, 2010 to $6.7 million for the three months ended March 31, 2011, primarily due to bad debt expense incurred in connection with reserving tenant receivables.
Interest expense increased slightly from $22.2 million for the three months ended March 31, 2010 to $23.2 million for the three months ended March 31, 2011 primarily due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income increased from $10.0 million for the three months ended March 31, 2010 to $12.1 million for the three months ended March 31, 2011 primarily due to settling litigation related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.4 years as of March 31, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $4.9 million for the three months ended March 31, 2010, compared with a gain of $0.1 million for the three months ended March 31, 2011. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
We recognized net income attributable to Wells REIT II of $2.5 million ($0.01 per share) for the three months ended March 31, 2010, as compared to a net income of $2.4 million ($0.00 per share) for the three months ended March 31, 2011. The slight decrease is primarily attributable to acquisition fees and expenses associated with an acquisition in the first quarter of 2011 offset by an increase in the value of interest rate swaps. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at a level similar to the first quarter 2011 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations

In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for net proceeds of $15.3 million and a loss of $0.2 million. In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Loss from discontinued operations decreased from $(0.3) million for the three months ended March 31, 2010 to $(38.0) thousand for the three months ended March 31, 2011 as a result of the sale of the property in the third quarter of 2010 and the loss recognized on the sale of this property.

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
Since inception, our cash management policy has called for quarterly stockholder distributions to be principally funded with operational cash flows over the long-term. When evaluating funds available for stockholder distributions, we consider net cash provided by operating activities (as defined by Generally Accepted Accounting Principles ("GAAP") and presented in the accompanying GAAP-basis consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition costs. As provided in the prospectuses for our public offerings of common stock, acquisition-related costs have been and are expected to continue to be funded with cash generated from the sale of common stock and, therefore, are not expected to be funded with cash generated from operations.
During the three months ended March 31, 2011, we used net cash provided by operating activities, adjusted to exclude the impact of $10.0 million for acquisition-related costs funded with cash generated from the sale of common stock under our DRP offering, of $67.8 million to fund distributions paid to common stockholders (inclusive of $32.4 million reinvested in our common stock pursuant to our DRP) of $67.5 million.
In the first quarter of 2011, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share (a 6.0% annualized yield on a $10.00 original share price) to $0.125 per share (a 5.0% annualized yield on a $10.00 original share price) primarily due to economic conditions in the U.S. and deterioration in real estate market fundamentals. During the first quarter of 2011, we funded our stockholder distributions with current period operating cash flows, adjusted for certain acquisition-related costs as described above. While operational cash flow from our properties remains strong, economic downturns in our markets or in the particular industries in which our tenants operate, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets (liabilities), as defined above, to date; however, certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction.
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
Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessor
As further described below, in-place leases where we are the lessor may have values related to direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

As of March 31, 2011 and December 31, 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2011	Gross	$133,453	$567,958	$495,418	$169,295
	Accum	$(82,296)	$(270,672)	$(226,532)	$(66,458)
	Net	$51,157	$297,286	$268,886	$102,837
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accum	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the three months ended March 31, 2011 and the year ended December 31, 2010, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2011	$3,810	$15,273	$12,601	$3,828
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of March 31, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2011	$10,352	$46,335	$36,344	$13,041
For the years ending December 31:
2012	9,906	53,547	43,536	16,869
2013	7,987	46,315	40,318	16,269
2014	6,843	40,625	37,244	15,837
2015	6,157	35,337	33,475	13,555
2016	5,738	24,724	25,626	8,301
Thereafter	4,174	50,403	52,343	18,965
	$51,157	$297,286	$268,886	$102,837
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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had a gross below-market lease asset of approximately $110.7 million and $110.7 million as of March 31, 2011 and December 31, 2010, and recognized amortization of this asset of approximately $0.5 million for the three months ended March 31, 2011 and approximately $2.1 million for the year ended December 31, 2010.

As of March 31, 2011, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$1,551
2012	2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
Thereafter	91,416
$103,312

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

Private Bond Offering

On April 4, 2011, we sold $250.0 million aggregate principal amount of 5.875% unsecured senior notes due in 2018 (the "Notes") at 99.295 percent of their face value in a private offering. Two separate rating agencies have assigned investment-grade ratings to the Notes. The proceeds from the bond offering, net of fees, of $246.7 million were used to reduce amounts outstanding on the JPMorgan Chase Bridge Loan.

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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes.
On April 4, 2011, we sold $250.0 million aggregate principal amount of 5.875% unsecured senior notes due in 2018 at 99.295 percent of their face value in a private bond offering. Two rating agencies have assigned investment-grade ratings to these senior notes. Wells REIT II received proceeds from this bond offering, net of fees, of $246.7 million, all of which were used to reduce amounts outstanding on the JPMorgan Chase Bridge Loan.
On March 7, 2011, we executed the JPMorgan Chase Bridge Loan to finance a portion of the purchase price of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at Wells REIT II's option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. Should any unpaid principal remain outstanding on the JPMorgan Chase Bridge Facility as of June 5, 2011, we would incur an additional duration fee equal to 0.25% of the principal outstanding on the JPMorgan Chase Bridge Facility at that time. Under the terms of the JPMorgan

Chase Bridge Loan, accrued interest on Bridge Base Rate loans is payable in arrears on the first day of each calendar month. The accrued interest on Bridge LIBOR Rate loans is payable on the last day of each one-, two-, or three-month interest period. We are required to repay outstanding principal and accrued interest six months after the respective funding dates. All such borrowings shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of properties, (b) 100% of the net cash proceeds of issuances, offerings, or placements of debt obligations, and (c) 100% of the net cash proceeds of issuances of equity securities. We may also prepay all or part of the JPMorgan Chase Bridge Loan at any time subject to, in the case of LIBOR borrowings, payment for any loss, cost or expense incurred by lender as a result of prepayment before the end of the chosen LIBOR interest period. As of March 31, 2011, the JPMorgan Chase Bridge Loan incurred interest at a rate of approximately 2.56% per annum.
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Revolving Credit Facility, the JPMorgan Bridge Loan, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Revolving Facility, the JPMorgan Chase Bridge Loan, and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of March 31, 2011, we had $376.0 million outstanding under the JPMorgan Chase Revolving Credit Facility; $300.0 million outstanding on the JPMorgan Chase Bank Bridge Loan; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $166.9 million outstanding on the 222 E. 41st Street Building mortgage note; $61.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.8 million outstanding on the Three Glenlake Building mortgage note; and $500.3 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.43% as of March 31, 2011.
The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.56% per annum as of March 31, 2011) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.
The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.46% per annum as of March 31, 2011) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.
The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.16% per annum as of March 31, 2011), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.
Approximately $754.9 million of our total debt outstanding as of March 31, 2011 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2011, these balances incurred interest expense at an average interest rate of 5.71% and have expirations ranging from 2011 through 2018. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at March 31, 2011, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.9% and 2.0% of total assets at March 31, 2011 and December 31, 2010, respectively, and 0.5% and 0.0% of total revenue for the three months ended March 31, 2011 and 2010, respectively. As compared to rates in effect at March 31, 2011, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K/A for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2011 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2011, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2011	414	$8.63	414	(3)
February 2011	607	$8.98	607	(3)
March 2011	797	$9.11	797	(3)

(1)	All purchases of our equity securities by us in the three months ended March 31, 2011, were made pursuant to our SRP.

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

Under the SRP, we limit the number and dollar value of shares that may be redeemed under the plan as follows:

•
First, we limit requests for redemptions other than those made within two years of a stockholder's death on a pro rata basis so that the aggregate of such redemptions during any calendar year do not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test are not considered in the test below.

•
In addition, if necessary, we limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year do not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of weighted average number of shares outstanding in the prior calendar year.

Some stockholders may, due to financial hardship, need to sell their shares. Given the current illiquidity of our shares, some third parties have sought to exploit these hardships by offering to purchase our shares at prices substantially below the price at which the shares were issued by us. (Third-party tender offers have been conducted at $3.00, $4.00, $4.25 and $4.50 per share during the nine months ended March 31, 2011.) In order to offer stockholders who are facing a financial hardship a liquidity option that is more attractive than the steeply discounted prices recently offered for our shares by third-party tender offerors, we effect Ordinary Redemptions (as defined in the SRP) at a redemption price equal to 60.0% of the price at which the share was originally issued by us. This redemption price for Ordinary Redemptions will remain in effect until the date that we publish an estimate of the value of a share of our common stock which estimate is not based on the most recent prices paid in a public offering of our common stock (the “Net Asset Value Publication Date”). This price will automatically adjust for special distributions and to account for certain recapitalizations. On or after the Net Asset Valuation Date, the Ordinary Redemption price will be 95.0% of the estimated per share value.
When setting the price at which Ordinary Redemptions are effected (up to $6.00 per share as described more fully below), we did not conduct a valuation of our portfolio. Rather we chose a redemption price that was substantially higher than the prices offered in recent tender offers for our shares but that was low enough that we could be confident that redemptions at such price would be an attractive use of cash without having to engage an appraiser or another party to value our portfolio. The $6.00 price at which ordinary redemptions will generally be effected is not an expression of our view of a value of our shares.
Participation in the SRP is limited to exclude shares purchased from another stockholder if the purchase occured after July 27, 2010. In other words, if shares are transferred for value by a stockholder after July 27, 2010, the transferee and all subsequent holders of such shares are not eligible to participate in the SRP with respect to such shares.
The full text of the Amended and Restated Share Redemption Program was filed as an exhibit to our Annual Report on Form 10-K and filed with the Commission on March 11, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2011, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	May 6, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2011 FORM 10-Q OF
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

3.2
Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

4.1
Form of Dividend Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Prospectus included in Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 on Form S-3 (No. 333-144414) and filed with the Commission on August 27, 2010(the "DRP Registration Statement")).

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement).

4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.1
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC (the "Advisor") dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.2*	Assignment and Assumption of Master Property Management Leasing and Construction Agreement by and among Wells Management Company, Inc., the Advisor, and the Company dated January 1, 2011.

10.3*	Purchase and Sale Agreement by and between Avenue Associates Limited Partnership and the Company dated February 22, 2011.

10.4*	Bridge Note between Wells Operating Partnership II, L.P. and J.P. Morgan Chase Bank, N.A. dated March 7, 2011.

10.5*
Credit Agreement by and among Wells Operating Partnership II, L.P. and J.P. Morgan Securities Inc. as lead arranger sole bookrunner and J.P. Morgan Chase Bank, N.A., as administrative agent dated March 7, 2011.

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