Form 10-Q
period 2011-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-08-12
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2011
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of July 31, 2011: 542,764,772 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in this Form 10-Q and Item 1A in Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

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
The accompanying consolidated financial statements should be read in conjunction with the condensed noted to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010. Wells REIT II’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$727,331	$571,696
Buildings and improvements, less accumulated depreciation of $472,901 and $414,040 as of June 30, 2011 and December 31, 2010, respectively	3,589,031	3,225,708
Intangible lease assets, less accumulated amortization of $364,079 and $355,823 as of June 30, 2011 and December 31, 2010, respectively	430,155	428,140
Construction in progress	14,991	4,495
Total real estate assets	4,761,508	4,230,039
Cash and cash equivalents	38,593	38,882
Tenant receivables, net of allowance for doubtful accounts of $3,753 and $3,559 as of June 30, 2011 and December 31, 2010, respectively	117,657	108,057
Prepaid expenses and other assets	25,367	22,700
Deferred financing costs, less accumulated amortization of $5,777 and $3,975 as of June 30, 2011 and December 31, 2010, respectively	10,837	9,827
Intangible lease origination costs, less accumulated amortization of $228,837 and $219,447 as of June 30, 2011 and December 31, 2010, respectively	256,009	269,914
Deferred lease costs, less accumulated amortization of $18,530 and $15,734 as of June 30, 2011 and December 31, 2010, respectively	63,305	46,266
Investment in development authority bonds	646,000	646,000
Total assets	$5,919,276	$5,371,685
Liabilities:
Line of credit and notes payable	$1,276,523	$886,939
Bonds payable, net of discount of $1,700 as of June 30, 2011	248,300	—
Accounts payable, accrued expenses, and accrued capital expenditures	115,384	102,697
Due to affiliates	1,781	4,479
Deferred income	28,407	26,403
Intangible lease liabilities, less accumulated amortization of $68,085 and $62,165 as of June 30, 2011 and December 31, 2010, respectively	98,451	87,934
Obligations under capital leases	646,000	646,000
Total liabilities	2,414,846	1,754,452
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	223,137	161,189
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 543,392,287 and 540,906,780 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	5,434	5,409
Additional paid-in capital	4,860,270	4,835,088
Cumulative distributions in excess of earnings	(1,349,643)	(1,212,472)
Redeemable common stock	(223,137)	(161,189)
Other comprehensive loss	(11,966)	(11,139)
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,280,958	3,455,697
Nonredeemable noncontrolling interests	335	347
Total equity	3,281,293	3,456,044
Total liabilities, redeemable common stock, and equity	$5,919,276	$5,371,685
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$122,378	$111,135	$237,243	$218,891
Tenant reimbursements	24,869	23,241	51,078	46,605
Hotel income	5,215	5,357	9,366	9,399
Other property income	2,000	356	2,283	768
	154,462	140,089	299,970	275,663
Expenses:
Property operating costs	45,544	41,115	88,836	81,776
Hotel operating costs	4,269	4,515	8,281	8,451
Asset and property management fees:
Related-party	9,292	8,420	18,060	16,733
Other	720	1,004	1,647	2,005
Depreciation	30,798	25,018	58,916	48,487
Amortization	31,534	29,094	61,926	58,323
General and administrative	6,453	6,355	13,109	12,395
Acquisition fees and expenses	1,194	4,278	11,220	7,668
	129,804	119,799	261,995	235,838
Real estate operating income	24,658	20,290	37,975	39,825
Other income (expense):
Interest expense	(31,751)	(22,663)	(54,990)	(44,859)
Interest and other income	10,013	10,082	22,068	20,123
Loss on interest rate swaps	(7,534)	(14,323)	(7,445)	(19,183)
	(29,272)	(26,904)	(40,367)	(43,919)
Loss before income tax (expense) benefit	(4,614)	(6,614)	(2,392)	(4,094)
Income tax (expense) benefit	168	(20)	399	216
Loss from continuing operations	(4,446)	(6,634)	(1,993)	(3,878)
Discontinued operations:
Operating loss from discontinued operations	(32)	(230)	(70)	(459)
Loss from discontinued operations	(32)	(230)	(70)	(459)
Net loss	(4,478)	(6,864)	(2,063)	(4,337)
Less: net income attributable to nonredeemable noncontrolling interests	(4)	(23)	(8)	(41)
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(4,482)	$(6,887)	$(2,071)	$(4,378)
Per share information – basic and diluted:
Loss from continuing operations	$(0.01)	$(0.01)	$—	$(0.01)
Loss from discontinued operations	$—	$—	$—	$—
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(0.01)	$(0.01)	$—	$(0.01)
Weighted-average common shares outstanding – basic and diluted	542,182	518,715	541,600	511,905
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	6,863	69	65,296	—	—	—	65,365	—	65,365
Redemptions of common stock	(4,378)	(44)	(40,114)	—	—	—	(40,158)	—	(40,158)
Increase in redeemable common stock	—	—	—	—	(61,948)	—	(61,948)	—	(61,948)
Distributions to common stockholders ($0.25 per share)	—	—	—	(135,100)	—	—	(135,100)	—	(135,100)
Distributions to noncontrolling interests	—	—		—	—	—	—	(20)	(20)
Components of comprehensive loss:
Net loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Market value adjustment to interest rate swap	—	—	—	—	—	(827)	(827)	—	(827)
Comprehensive income (loss)	—	—	—	—	—	—	(2,898)	8	(2,890)
Balance, June 30, 2011	543,392	$5,434	$4,860,270	$(1,349,643)	$(223,137)	$(11,966)	$3,280,958	$335	$3,281,293

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	35,043	350	350,076	—	—	—	350,426	—	350,426
Redemptions of common stock	(3,171)	(31)	(31,349)	—	—	—	(31,380)	—	(31,380)
Increase in redeemable common stock	—	—	—	—	759,400	—	759,400	—	759,400
Distributions to common stockholders ($0.30 per share)	—	—	—	(152,822)	—	—	(152,822)	—	(152,822)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(124)	(124)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(29,038)	—	—	—	(29,038)	—	(29,038)
Other offering costs	—	—	(4,178)	—	—	—	(4,178)	—	(4,178)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(4,378)	—	—	(4,378)	—	(4,378)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	41	41
Market value adjustment to interest rate swap	—	—	—	—		(4,398)	(4,398)	—	(4,398)
Comprehensive income (loss)	—	—	—	—	—	—	(8,776)	41	(8,735)
Balance, June 30, 2010	531,767	$5,318	$4,747,491	$(1,092,219)	$(46,444)	$(12,427)	$3,601,719	$5,191	$3,606,910
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities:
Net loss	$(2,063)	$(4,337)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line rental income	(7,757)	(3,450)
Depreciation	58,916	48,707
Amortization	64,031	61,373
Loss on interest rate swaps	2,408	14,477
Remeasurement gain on foreign currency	—	(628)
Noncash interest expense	13,988	9,308
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(1,300)	(2,630)
Decrease (increase) in prepaid expenses and other assets	1,939	(4,265)
Increase (decrease) in accounts payable and accrued expenses	1,555	(1,426)
Decrease in due to affiliates	(2,694)	(2,396)
Increase (decrease) in deferred income	2,004	(31)
Net cash provided by operating activities	131,027	114,702
Cash Flows from Investing Activities:
Investment in real estate and earnest money paid	(619,171)	(233,452)
Deferred lease costs paid	(17,452)	(3,470)
Net cash used in investing activities	(636,623)	(236,922)
Cash Flows from Financing Activities:
Deferred financing costs paid	(6,881)	(7,223)
Proceeds from lines of credit and notes payable	1,033,500	—
Repayments of lines of credit and notes payable	(660,477)	(1,093)
Proceeds from issuance of bonds payable	248,237	—
Redemption of noncontrolling interest	(87)	—
Distributions paid to nonredeemable noncontrolling interests	(20)	(197)
Issuance of common stock	65,365	346,014
Redemptions of common stock	(39,298)	(31,380)
Distributions paid to stockholders	(69,707)	(71,696)
Distributions paid to stockholders and reinvested in shares of our common stock	(65,393)	(81,228)
Commissions on stock sales and related dealer-manager fees paid	—	(23,425)
Other offering costs paid	—	(4,451)
Net cash provided by financing activities	505,239	125,321
Net (decrease) increase in cash and cash equivalents	(357)	3,101
Effect of foreign exchange rate on cash and cash equivalents	68	244
Cash and cash equivalents, beginning of period	38,882	102,725
Cash and cash equivalents, end of period	$38,593	$106,070
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(unaudited)

1.	Organization
Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II, and Wells OP II LP, LLC, a wholly owned subsidiary of Wells REIT II, is the sole limited partner of Wells OP II. Therefore, Wells REIT II owns 100% of the equity interest in, and possesses full legal control and authority over, the operations of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, Wells OP II LP, LLC and Wells OP II’s direct and indirect subsidiaries. Wells Real Estate Advisory Services II, LLC ("WREAS II") serves as the external advisor to Wells REIT II. See Note 8 for a discussion of the advisory services provided by WREAS II.
As of June 30, 2011, Wells REIT II owned controlling interests in 72 office properties and one hotel, which include 95 operational buildings. These properties are comprised of approximately 23.0 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 70 are wholly owned and three are owned through consolidated joint ventures. As of June 30, 2011, the office properties were approximately 93.2% leased.
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
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to the higher of $9.55 per share or 95% of the estimated value of a share of its common stock. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of June 30, 2011, Wells REIT II had raised gross offering proceeds of approximately $1.3 billion from the sale of approximately 133.7 million shares under the Third Offering, including shares sold under the DRP.
As of June 30, 2011, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.9 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $520.2 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to our share redemption program of approximately $450.9 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real estate.
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
Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
As of June 30, 2011 and December 31, 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2011	Gross	$132,952	$550,609	$484,846	$166,536
	Accum	$(85,659)	$(270,542)	$(228,837)	$(68,085)
	Net	$47,293	$280,067	$256,009	$98,451
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accum	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the six months ended June 30, 2011 and the year ended December 31, 2010, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended June 30, 2011	$7,664	$32,374	$25,383	$8,340
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of June 30, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2011	$6,336	$30,107	$23,651	$8,664
For the years ending December 31:
2012	9,477	52,732	42,834	16,689
2013	7,868	45,903	40,228	16,093
2014	6,723	40,363	37,271	15,661
2015	6,103	34,878	33,545	13,248
2016	5,690	24,519	25,773	8,240
Thereafter	5,096	51,565	52,707	19,856
	$47,293	$280,067	$256,009	$98,451

Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee

In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million and $110.7 million as of June 30, 2011 and December 31, 2010, and recognized amortization of these assets of approximately $1.0 million for the six months ended June 30, 2011 and approximately $2.1 million for the year ended December 31, 2010.
As of June 30, 2011, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$1,034
2012	2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
Thereafter	91,416
$102,795
Bonds Payable

On April 4, 2011, Wells REIT II sold $250 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value in a private placement offering. The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
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
The following tables provide additional information related to Wells REIT II’s interest rate swaps as of June 30, 2011 and December 31, 2010 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(12,049)	$(11,222)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(39,617)	$(37,208)

	Six months ended June 30,
	2011	2010
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$(827)	$(4,398)
Loss on interest rate swaps recognized through earnings	$(7,445)	$(19,183)
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
Wells REIT II applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information and reasonable estimates about relevant future market conditions. The fair value of Wells REIT II’s interest rate swaps were $(51.7) million and $(48.4) million at June 30, 2011 and December 31, 2010, respectively. Please refer to the Interest Rate Swap Agreements disclosure above for additional details.

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
Wells TRS II, LLC (“Wells TRS”) and Wells KCP TRS, LLS ("Wells KCP TRS") are wholly owned subsidiaries of Wells REIT II and are organized as Delaware limited liability companies and operate, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS and Wells KCP TRS as taxable REIT subsidiaries. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through Wells TRS or Wells KCP TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets of Wells REIT II for 2010. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
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
Until June 30, 2011, Wells Capital, Inc. ("Wells Capital") held an interest in Wells OP II's limited partnership units which was redeemable under certain circumstances, and, therefore, the noncontrolling interest in Wells OP II was included in accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets as of December 31, 2010 ($0.1 million). Effective June 30, 2011, Wells Capital's interest in Wells OP II partnership units were exchanged for shares of Wells REIT II common stock.
Recent Accounting Pronouncements
FASB Accounting Standards Codification (ASC) is a major restructuring of accounting and reporting standards designed to simplify user access to all authoritative U.S. generally accepted accounting principles (GAAP) by providing the authoritative literature in a topically organized structure.
In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codifications Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells REIT II on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells REIT II’s consolidated financial statements or disclosures.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the U.S. GAAP and IFRS definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells REIT II on December 15, 2011. Wells REIT II expects that the adoption of ASU 2011-04 will not have a material impact on Wells REIT II's consolidated financial statements or disclosures.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 is effective for Wells REIT II on December 15, 2012. Wells REIT II expects that the adoption of ASU 2011-05 will not have a material impact on Wells REIT II's consolidated financial statements or disclosures.

3.     Real Estate Acquisitions

 During the six months ended June 30, 2011, Wells REIT II acquired interests in the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
Market Square Buildings	Washington, DC	N/A	3/7/2011	$152,629	$412,548	$45,858	$12,031	$(19,680)	$603,386	(1)
544 Lakeview(2)	Vernon Hills	IL	4/1/2011	$3,006	$3,100	$—	$—	$—	$6,106	(3)
				$155,635	$415,648	$45,858	$12,031	$(19,680)	$609,492

(1)	As of the acquisition date, the Market Square Buildings were 96.2% leased to 41 tenants, including Fulbright and Jaworski (18.8%), Shearman and Sterling (16.6%), and Edison Electric Institute (11.3%).

(2)
Wells RETI II acquired a 50% controlling interest in a consolidated joint venture that owns 100% of 544 Lakeview by paying cash of $0.9 million and assuming (i) a mortgage note of $9.1 million, which is included on the consolidated balance sheets as of June 30, 2011 net of discount of $0.4 million, and (ii) escrow balances of approximately $2.8 million.

(3)	As of the acquisition date, the Lakeview Building is vacant.

Wells REIT II recognized revenues of $14.5 million and a net loss of $9.5 million from the Market Square Buildings acquisition for the period from March 7, 2011 through June 30, 2011. Wells REIT II recognized acquisition-related expenses associated with the Market Square Buildings acquisition of $9.4 million all of which are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations for the six months ended June 30, 2011. The purchase price for the Market Square Buildings acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Please refer to Note 2. Summary of Significant Accounting Policies for a discussion of the estimated useful life for each asset class.

Pro Forma Financial Information for Market Square Buildings Acquisition

The following unaudited pro forma statement of operations presented for the six months ended June 30, 2011 and 2010 have been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011 and January 1, 2010, respectively. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 or January 1, 2010. The acquisition of 544 Lakeview is immaterial and as a result was not taken into consideration when preparing the following pro forma financial information (in thousands).

	Six months ended June 30,
	2011	2010
Revenues	$308,710	$298,033
Net loss attributable to common stockholders	$(4,874)	$(15,126)

4.    Line of Credit and Notes Payable
As of June 30, 2011 and December 31, 2010, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable, see Note 5. Bonds Payable, in thousands):

Facility	June 30, 2011	December 31, 2010
Market Square mortgage note	$325,000	$—
222 E. 41st Street Building mortgage note	169,769	164,151
JPMorgan Chase Credit Facility	121,000	72,000
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
Manhattan Towers Building mortgage note	75,000	75,000
Cranberry Woods Drive mortgage note	63,396	63,396
80 Park Plaza Building mortgage note	62,946	60,894
263 Shuman Boulevard Building mortgage note	49,000	49,000
800 North Frederick Building mortgage note	46,400	46,400
One West Fourth Street Building mortgage note	40,560	41,537
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,882	25,721
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,730	—
Total indebtedness	$1,276,523	$886,939

On March 7, 2011, Wells REIT II entered into a $300.0 million, six-month, unsecured loan (the “JPMorgan Chase Bridge Loan”)to finance a portion of the purchase price for the Market Square Buildings with JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"). Under the JPMorgan Chase Bridge Loan, interest was incurred based on, at Wells REIT II's option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day was the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. The JPMorgan Bridge Facility was fully repaid on June 3, 2011.

On June 30, 2011, Wells REIT II entered into a mortgage loan secured by the Market Square Buildings with Pacific Life Insurance Company for $325.0 million (the "Market Square mortgage note"). Substantially all of the net proceeds from the Market Square mortgage note were used to repay amounts drawn on the $500.0 million revolving credit facility with JPMorgan Chase Bank entered into on May 7, 2010 (the "JPMorgan Chase Credit Facility"). Wells REIT II used borrowings under the JPMorgan Chase Credit Facility to fund a portion of the March 7, 2011 acquisition of the Market Square Buildings. The Market Square mortgage note, which requires interest-only monthly payments, matures on July 1, 2023 and bears interest at an annual rate of 5.07%. Wells REIT II has the right to prepay the outstanding amount in full provided that (i) 30 days' prior written notice of the intent to prepay is provided to the lender and (ii) a prepayment premium is paid to the lender. If the prepayment is made before July 1, 2013, the prepayment premium is equal to the sum of (i) the greater of (a) 1.0% of the outstanding principal or (b) the yield loss amount plus (ii) 3.0% of the outstanding principal. If the prepayment is made on or after July 1, 2013 but before April 1, 2023, the prepayment premium is equal to the greater of (i) 1.0% of the outstanding principal or (ii) the yield loss amount. No prepayment premium need be paid if the prepayment is made on or after April 1, 2023.

On July 8, 2011, Wells REIT II entered an amendment to the JPMorgan Chase Credit Facility (the “JPMorgan Chase Credit Facility Amendment”) with JPMorgan Chase Bank to, among other things, (i) extend the maturity date of the Facility to May 7, 2015, (ii) enable Wells REIT II to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria, and (iii) reduce the interest rate and the facility fee as described below. Except as noted above and described below, the terms of the Facility remain materially unchanged by the Amendment.

The JPMorgan Chase Credit Facility Amendment provides for interest costs to be incurred based on, at the option of Wells REIT II, the London Interbank Offered Rate (“LIBOR”) for one-, two-, three- or six-month periods, plus an applicable margin ranging from 1.25% to 2.05% (the “LIBOR Rate”) or at the alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the “Base Rate”). The alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is based on Wells REIT II's applicable credit rating (as defined in the Facility agreement). Additionally, Wells REIT II must pay a per annum facility fee on the aggregate revolving commitment (used or unused) ranging from 0.25% to 0.45% based on Wells REIT II's applicable credit rating.
During the six months ended June 30, 2011 and 2010, Wells REIT II also made interest payments of approximately $21.1 million and $21.2 million, respectively, including amounts capitalized of approximately $0.0 million and $0.5 million, respectively.
As of June 30, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding line of credit and notes payable obligations.
The estimated fair value of Wells REIT II’s notes payable as of June 30, 2011 and December 31, 2010 was approximately $1,321.3 million and $915.9 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

5.    Bonds Payable
On April 4, 2011, Wells REIT II sold $250.0 million of its 7-year unsecured 5.875% senior notes at 99.295 percent of their face value (the "2018 Bonds Payable"). Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date. No interest payments were made on the 2018 Bonds Payable during the six months ended June 30, 2011.
The restrictive covenants on the 2018 Bonds Payable include:

•
limits to Wells REIT II's ability to merge or consolidate with another entity or transfer all or substantially all of Wells REIT II’s property and assets, subject to important exceptions and qualifications;

•	limits the ratio of debt to total assets, as defined, to 60%;

•
limits to Wells REIT II's ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters to be less than 1.5:1 on a pro forma basis;

•	limits to Wells REIT II's ability to incur liens if, on an aggregate basis for Wells REIT II, the secured debt amount would exceed 40% of the value of the total assets; and

•	requires that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of June 30, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable.
The estimated fair value of Wells REIT II’s 2018 Bonds Payable as of June 30, 2011 was approximately $249.5 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2011, no tenants have exercised such options that had not been materially satisfied.

Litigation
Wells REIT II is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Wells REIT II records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells REIT II accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells REIT II accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells REIT II discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells REIT II discloses the nature and estimate of the possible loss of the litigation. Wells REIT II does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Wells REIT II. Wells REIT II is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II.

7.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2011 and 2010 (in thousands):

	Six months ended June 30,
	2011	2010
Other assets assumed upon acquisition of properties	$2,821	$—
Other liabilities assumed upon acquisition of property	$3,289	$6,878
Notes payable assumed upon acquisition of properties	$8,607	$—
Noncash interest accruing to notes payable	$7,831	$7,308
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(827)	$(4,398)
Accrued capital expenditures and deferred lease costs	$6,952	$2,809
Acquisition fees due to affiliate	$—	$631
Accrued deferred financing costs	$99	$—
Accrued redemptions of common stock	$874	$—
Settlement of redeemable noncontrolling interest through issuance of common stock	$13	$—
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$1,254
Other offering costs due to affiliate	$—	$831
Distributions payable to stockholders	$—	$12,994
Discounts applied to issuance of common stock	$—	$4,412
Increase (decrease) in redeemable common stock	$61,948	$(759,400)

8.     Related-Party Transactions and Agreements

Advisory Agreement

Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). WREAS II has executed master services agreements with Wells Capital and Wells Management

Company, Inc. ("Wells Management") whereby WREAS II may retain the use of Wells Capital’s and Wells Management’s employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II’s performance of services and any amounts payable to Wells REIT II in connection therewith. The Advisory Agreement may be terminated, without cause or penalty, by either party upon providing 60 days’ prior written notice to the other party.

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

Effective April 2011, asset management fees were capped at $2.7 million (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses other than the signing bonus paid to E. Nelson Mills upon his appointment as President of Wells REIT II) and other employee-related expenses of WREAS II and its affiliates’ employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the Advisor of “portfolio general and administrative expenses” and “personnel expenses,” as defined, to the extent they would exceed $11.2 million and $6.4 million, respectively, for the period from January 1, 2011 through July 31, 2011.

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

On July 13, 2011, Wells REIT II entered into an interim advisory agreement for the period from August 1, 2011 through August 31, 2011 on the same terms as the existing agreement with limitations on "portfolio general and administrative expenses" and "personnel expenses" increased on a pro rata basis.
On August 12, 2011, Wells REIT II renewed and amended its Advisory Agreement with WREAS II (the "Amended Advisory Agreement"). The Amended Advisory Agreement is effective as of August 1, 2011 and replaces the interim extension that was effective from August 1, 2011 through August 31, 2011. The Amended Advisory Agreement runs through December 31, 2011 and has the same terms as Advisory Agreement outlined above, with the following changes:

•
Acquisition fees will be 1% of the purchase price (excluding acquisition expenses) of the property (as opposed to 2% of gross offering proceeds) and will be paid at the time of the acquisition; however, in no event may acquisition fees for the term of the agreement exceed $1.5 million or cause total acquisition fees for the 2011 calendar year to exceed 2% of total gross offering proceeds.

•
The limit on reimbursement of "personnel expenses" (as defined) was reduced by approximately $1 million (on an annualized basis), with the limit on reimbursement of "portfolio general and administrative expenses" (as defined, and which includes "personnel expenses") correspondingly reduced.

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

Related-Party Costs

Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Asset management fees	$8,124	$7,520	$15,844	$14,921
Administrative reimbursements, net(1)	2,938	3,771	5,779	6,883
Property management fees	1,168	900	2,216	1,812
Acquisition fees	656	3,997	1,307	6,920
Construction fees(4)	13	47	49	124
Commissions, net of discounts(2)(3)	—	10,896	—	18,163
Dealer-manager fees, net of discounts(2)	—	3,983	—	6,463
Other offering costs(2)	—	2,296	—	4,178
Total	$12,899	$33,410	$25,195	$59,464

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.1 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.8 million and 1.3 million for the six months ended June 30, 2011 and 2010, respectively.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against equity as incurred.

(3)
Substantially all commissions were re-allowed to participating broker/dealers during the three months and six months ended June 30, 2010 for shares sold under the Third Offering, which was terminated effective June 2010.

(4)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party incentive fees, listing fees, disposition fees or leasing commissions during the three months and six months ended June 30, 2011 and 2010, respectively. Wells REIT II will continue to incur organizational and offering costs and acquisition fees on shares issued under its DRP.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Administrative reimbursements	$1,374	$1,551
Asset and property management fees	407	2,924
Commissions and dealer-manager fees	—	4
	$1,781	$4,479
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2011, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its current and future obligations as they become due.

9.     Comprehensive Income (Loss)
The detail of comprehensive loss is provided below for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(4,478)	$(6,864)	$(2,063)	$(4,337)
Market value adjustment to interest rate swap	(1,579)	(3,542)	(827)	(4,398)
Comprehensive loss	(6,057)	(10,406)	(2,890)	(8,735)
Less: Comprehensive income attributable to noncontrolling interests	(4)	(23)	(8)	(41)
Comprehensive loss attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(6,061)	$(10,429)	$(2,898)	$(8,776)

10.    Discontinued Operations
On September 15, 2010, Wells REIT II sold a 593,404-square foot industrial property located in Douglasville, Georgia ("New Manchester One") for a loss of $0.2 million and net proceeds of $15.3 million. The revenue and expenses of New Manchester One are recorded as discontinued operations in the accompanying consolidated statements of operations. The components of the revenues and expenses of New Manchester One are provided below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Total revenues	$—	$—	$—	$—
Expenses:
Property operating costs	2	116	(5)	227
Depreciation	—	110	—	220
General and administrative	30	4	75	12
Total expenses	32	230	70	459
Real estate operating loss	(32)	(230)	(70)	(459)
Other income (expense):
Interest expense	—	(270)	—	(540)
Interest and other income	—	270	—	540
Loss from discontinued operations	$(32)	$(230)	$(70)	$(459)

11.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries

On April 4, 2011, Wells OP II generated net proceeds of $246.7 million from its sale of the 2018 Bonds Payable (see Note 5. Bonds Payable).
The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%. The 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million on the accompanying consolidated balance sheets. This discount is accreted on the effective interest method, as additional interest expense from the date of issuance through the maturity date in April 2018 of the 2018 Bonds Payable. The net proceeds from the issuance of the 2018 Bonds Payable in the amount of $246.7 million were used to repay a portion of the JPMorgan Chase Bridge Loan, which was used to finance a portion of the March 2011 acquisition of the Market Square Buildings.
The 2018 Bonds Payable are guaranteed by Wells REIT II and certain direct and indirect subsidiaries of each of Wells REIT II and Wells OP II.

In accordance with Rule 3-10(d) Wells REIT II includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Wells OP II) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:
(1) The subsidiary issuer (Wells OP II) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Wells REIT II);
(2) The guarantees are full and unconditional; and
(3) The guarantees are joint and several.
Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II’s condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010 (in thousands) as well as its condensed consolidating statements of operations (in thousands) for the three and six month periods ended June 30, 2011 and 2010; and its condensed consolidating statements of cash flows (in thousands), each for the six months ended June 30, 2011 and 2010.

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets
Real estate assets, at cost
Land	$—	$—	$199,825	$527,506	$—	$727,331
Building and Improvements	—	—	1,403,377	2,185,654	—	3,589,031
Intangible lease assets	—	—	162,412	267,743	—	430,155
Construction in progress	—	—	3,261	11,730	—	14,991
Total real estate assets	—	—	1,768,875	2,992,633	—	4,761,508

Cash and cash equivalents	14,068	7,674	6,490	10,361	—	38,593
Investment in subsidiaries	3,508,493	3,036,155	—	—	(6,544,648)	—
Tenant receivables, net of allowance	—	—	53,380	70,190	(5,913)	117,657
Prepaid expenses and other assets	1,044	199,874	1,868	23,374	(200,793)	25,367
Deferred financing costs	—	6,828	—	4,009	—	10,837
Intangible lease origination costs	—	—	142,794	113,215	—	256,009
Deferred lease costs	—	—	14,701	48,604	—	63,305
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Total assets	$3,523,605	$3,250,531	$2,454,108	$3,442,386	$(6,751,354)	$5,919,276

Liabilities
Lines of credit and notes payable	$—	$121,000	$148,561	$1,206,275	$(199,313)	$1,276,523
Bonds payable	—	248,300	—	—	—	248,300
Accounts payable, accrued expenses, and accrued capital expenditures	960	6,214	16,996	98,592	(7,378)	115,384
Due to affiliates	(96)	47	1,171	670	(11)	1,781
Deferred income	—	—	11,012	17,395	—	28,407
Intangible lease liabilities	—	—	42,036	56,415	—	98,451
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Total liabilities	864	375,561	685,776	1,559,347	(206,702)	2,414,846

Redeemable common stock	223,137	—	—	—	—	223,137

Stockholders’ Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,299,604	2,874,970	1,768,332	1,882,704	(6,544,652)	3,280,958

Nonredeemable noncontrolling interests	—	—	—	335	—	335

Total equity	3,299,604	2,874,970	1,768,332	1,883,039	(6,544,652)	3,281,293

Total liabilities, redeemable common stock, and equity	$3,523,605	$3,250,531	$2,454,108	$3,442,386	$(6,751,354)	$5,919,276

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets
Real estate assets, at cost
Land	$—	$—	$199,825	$371,871	$—	$571,696
Building and Improvements	—	—	1,423,546	1,802,162	—	3,225,708
Intangible lease assets	—	—	181,085	247,055	—	428,140
Construction in progress	—	—	2,424	2,071	—	4,495
Total real estate assets	—	—	1,806,880	2,423,159	—	4,230,039

Cash and cash equivalents	8,281	11,074	8,250	11,277	—	38,882
Investment in subsidiaries	3,623,220	3,386,229	—	—	(7,009,449)	—
Tenant receivables, net of allowance	—	—	49,495	62,487	(3,925)	108,057
Prepaid expenses and other assets	—	196,062	988	21,205	(195,555)	22,700
Deferred financing costs	—	5,679	—	4,148	—	9,827
Intangible lease origination costs	—	—	154,923	114,991	—	269,914
Deferred lease costs	—	—	11,218	35,048	—	46,266
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Total assets	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Liabilities
Lines of credit and notes payable	$—	$72,000	$149,361	$861,133	$(195,555)	$886,939
Accounts payable, accrued expenses, and accrued capital expenditures	137	966	19,132	86,387	(3,925)	102,697
Due to affiliates	—	2,614	1,217	648	—	4,479
Deferred income	—	—	10,988	15,415	—	26,403
Intangible lease liabilities	—	—	45,895	42,039	—	87,934
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Total liabilities	137	75,580	692,593	1,185,622	(199,480)	1,754,452

Redeemable common stock	161,189	—	—	—	—	161,189

Stockholders’ Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,470,175	3,523,464	1,805,161	1,666,346	(7,009,449)	3,455,697

Nonredeemable noncontrolling interests	—	—	—	347	—	347

Total equity	3,470,175	3,523,464	1,805,161	1,666,693	(7,009,449)	3,456,044

Total liabilities, redeemable common stock, and equity	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$52,099	$71,572	$(1,293)	$122,378
Tenant reimbursements	—	—	8,030	16,839	—	24,869
Hotel income	—	—	—	5,215	—	5,215
Other property income	—	36	377	1,755	(168)	2,000
	—	36	60,506	95,381	(1,461)	154,462

Expenses:
Property operating costs	—	—	15,185	30,491	(132)	45,544
Hotel operating costs	—	—	—	5,562	(1,293)	4,269
Asset & property management fees:
Related-party	7,690	—	299	1,339	(36)	9,292
Other	—	—	478	242	—	720
Depreciation	—	—	11,569	19,229	—	30,798
Amortization	—	—	12,083	19,451	—	31,534
General and administrative	18	4,788	385	1,262	—	6,453
Acquisition fees and expenses	656	—	—	538	—	1,194
	8,364	4,788	39,999	78,114	(1,461)	129,804

Real estate operating income (loss)	(8,364)	(4,752)	20,507	17,267	—	24,658

Other income (expense):
Interest expense	—	(12,104)	(10,095)	(13,935)	4,383	(31,751)
Interest and other income	11	4,372	7,307	2,706	(4,383)	10,013
Loss on interest rate swap	—	—	—	(7,534)	—	(7,534)
Income from equity investment	3,889	14,382	—	—	(18,271)	—
	3,900	6,650	(2,788)	(18,763)	(18,271)	(29,272)

Income (loss) before income tax (expense) benefit	(4,464)	1,898	17,719	(1,496)	(18,271)	(4,614)
Income tax (expense) benefit	—	—	(21)	189	—	168
Income (loss) from continuing operations	(4,464)	1,898	17,698	(1,307)	(18,271)	(4,446)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(32)	—	(32)
Loss from discontinued operations	—	—	—	(32)	—	(32)
Net income (loss)	(4,464)	1,898	17,698	(1,339)	(18,271)	(4,478)

Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)

Net income (loss) attributable to the common stockholders of Wells REIT II	$(4,464)	$1,898	$17,698	$(1,343)	$(18,271)	$(4,482)

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$52,138	$60,100	$(1,103)	$111,135
Tenant reimbursements	—	—	8,355	14,886	—	23,241
Hotel income	—	—	—	5,357	—	5,357
Other property income	—	13	178	346	(181)	356
	—	13	60,671	80,689	(1,284)	140,089

Expenses:
Property operating costs	—	—	15,510	25,773	(168)	41,115
Hotel operating costs	—	—	—	5,618	(1,103)	4,515
Asset & property management fees:
Related-party	7,316	—	229	888	(13)	8,420
Other	—	—	556	448	—	1,004
Depreciation	—	—	11,200	13,818	—	25,018
Amortization	—	—	12,281	16,813	—	29,094
General and administrative	5	6,280	148	(78)	—	6,355
Acquisition fees and expenses	3,767	—	44	467	—	4,278
	11,088	6,280	39,968	63,747	(1,284)	119,799

Real estate operating income (loss)	(11,088)	(6,267)	20,703	16,942	—	20,290

Other income (expense):
Interest expense	—	(1,193)	(10,124)	(14,202)	2,856	(22,663)
Interest and other income	51	2,844	7,307	2,736	(2,856)	10,082
Loss on interest rate swap	—	—	—	(14,323)	—	(14,323)
Income from equity investment	4,161	6,438	—	—	(10,599)	—
	4,212	8,089	(2,817)	(25,789)	(10,599)	(26,904)

Income (loss) before income tax expense	(6,876)	1,822	17,886	(8,847)	(10,599)	(6,614)
Income tax expense	—	—	(19)	(1)	—	(20)
Income (loss) from continuing operations	(6,876)	1,822	17,867	(8,848)	(10,599)	(6,634)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(230)	—	(230)
Loss from discontinued operations	—	—	—	(230)	—	(230)
Net income (loss)	(6,876)	1,822	17,867	(9,078)	(10,599)	(6,864)

Less: Net income attributable to noncontrolling interests	—	—	—	(23)	—	(23)

Net income (loss) attributable to the common stockholders of Wells REIT II	$(6,876)	$1,822	$17,867	$(9,101)	$(10,599)	$(6,887)

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$103,604	$136,173	$(2,534)	$237,243
Tenant reimbursements	—	—	16,920	34,158	—	51,078
Hotel income	—	—	—	9,366	—	9,366
Other property income	—	71	495	2,052	(335)	2,283
	—	71	121,019	181,749	(2,869)	299,970

Expenses:
Property operating costs	—	—	30,639	58,461	(264)	88,836
Hotel operating costs	—	—	—	10,815	(2,534)	8,281
Asset & property management fees:
Related-party	15,236	—	532	2,363	(71)	18,060
Other	—	—	1,055	592	—	1,647
Depreciation	—	—	23,139	35,777	—	58,916
Amortization	—	—	25,942	35,984	—	61,926
General and administrative	43	9,574	1,442	2,050	—	13,109
Acquisition fees and expenses	1,307	—	—	9,913	—	11,220
	16,586	9,574	82,749	155,955	(2,869)	261,995

Real estate operating income (loss)	(16,586)	(9,503)	38,270	25,794	—	37,975

Other income (expense):
Interest expense	—	(16,013)	(20,198)	(27,454)	8,675	(54,990)
Interest and other income	2,053	8,664	14,616	5,410	(8,675)	22,068
Loss on interest rate swap	—	—	—	(7,445)	—	(7,445)
Income from equity investment	12,482	34,094	—	—	(46,576)	—
	14,535	26,745	(5,582)	(29,489)	(46,576)	(40,367)

Income (loss) before income tax (expense) benefit	(2,051)	17,242	32,688	(3,695)	(46,576)	(2,392)
Income tax (expense) benefit	—	—	(43)	442	—	399
Income (loss) from continuing operations	(2,051)	17,242	32,645	(3,253)	(46,576)	(1,993)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(70)	—	(70)
Loss from discontinued operations	—	—	—	(70)	—	(70)
Net income (loss)	(2,051)	17,242	32,645	(3,323)	(46,576)	(2,063)

Less: Net income attributable to noncontrolling interests	—	—	—	(8)	—	(8)

Net income (loss) attributable to the common stockholders of Wells REIT II	$(2,051)	$17,242	$32,645	$(3,331)	$(46,576)	$(2,071)

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$103,682	$117,415	$(2,206)	$218,891
Tenant reimbursements	—	—	16,785	29,820	—	46,605
Hotel income	—	—	—	9,399	—	9,399
Other property income	—	25	289	781	(327)	768
	—	25	120,756	157,415	(2,533)	275,663

Expenses:
Property operating costs	—	—	30,989	51,089	(302)	81,776
Hotel operating costs	—	—	—	10,657	(2,206)	8,451
Asset & property management fees:
Related-party	14,514	—	460	1,784	(25)	16,733
Other	—	—	1,089	916	—	2,005
Depreciation	—	—	22,108	26,379	—	48,487
Amortization	—	—	24,520	33,803	—	58,323
General and administrative	113	11,291	361	630	—	12,395
Acquisition fees and expenses	6,921	—	206	541	—	7,668
	21,548	11,291	79,733	125,799	(2,533)	235,838

Real estate operating income (loss)	(21,548)	(11,266)	41,023	31,616	—	39,825

Other income (expense):
Interest expense	—	(2,136)	(20,255)	(29,033)	6,565	(44,859)
Interest and other income	65	6,565	14,614	5,444	(6,565)	20,123
Loss on interest rate swap	—	—	—	(19,183)	—	(19,183)
Income from equity investment	17,119	19,757	—	—	(36,876)	—
	17,184	24,186	(5,641)	(42,772)	(36,876)	(43,919)

Income (loss) before income tax (expense) benefit	(4,364)	12,920	35,382	(11,156)	(36,876)	(4,094)
Income tax (expense) benefit	—	—	(40)	256	—	216
Income (loss) from continuing operations	(4,364)	12,920	35,342	(10,900)	(36,876)	(3,878)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(459)	—	(459)
Loss from discontinued operations	—	—	—	(459)	—	(459)
Net income (loss)	(4,364)	12,920	35,342	(11,359)	(36,876)	(4,337)

Less: Net income attributable to noncontrolling interests	—	—	—	(41)	—	(41)

Net income (loss) attributable to the common stockholders of Wells REIT II	$(4,364)	$12,920	$35,342	$(11,400)	$(36,876)	$(4,378)

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flow from operations	$913	$(37,315)	$90,261	$77,168	$131,027

Cash from investing activities:
Investment in real estate and related assets	(603,000)	—	(8,554)	(25,069)	(636,623)
Net cash used in investing activities	(603,000)	—	(8,554)	(25,069)	(636,623)

Cash from financing activities:
Borrowings, net of fees	—	950,485	—	324,371	1,274,856
Repayments	—	(659,500)	—	(977)	(660,477)
Redemption of noncontrolling interest	—	(87)	—	—	(87)
Distributions	(135,100)	—	—	(20)	(135,120)
Intercompany transfers, net	716,907	(256,983)	(83,467)	(376,457)	—
Issuance of common stock, net of redemptions and fees	26,067	—	—	—	26,067
Net cash provided by (used in) financing activities	607,874	33,915	(83,467)	(53,083)	505,239

Net (decrease) increase in cash and cash equivalents	5,787	(3,400)	(1,760)	(984)	(357)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	68	68
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$14,068	$7,674	$6,490	$10,361	$38,593

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flow from operations	$(7,034)	$(29,827)	$84,118	$67,445	$114,702

Cash from investing activities:
Investment in real estate and related assets	—	(235)	(88,284)	(148,403)	(236,922)
Net cash used in investing activities	—	(235)	(88,284)	(148,403)	(236,922)

Cash from financing activities:
Borrowings, net of fees	—	(7,223)	—	—	(7,223)
Repayments	—	—	—	(1,093)	(1,093)
Distributions	(152,924)	—	—	(197)	(153,121)
Intercompany transfers	(110,084)	19,436	7,488	83,160	—
Issuance of common stock, net of fees	286,758	—	—	—	286,758
Net cash provided by financing activities	23,750	12,213	7,488	81,870	125,321

Net (decrease) increase in cash and cash equivalents	16,716	(17,849)	3,322	912	3,101
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	244	244
Cash and cash equivalents, beginning of period	60,919	24,241	8,292	9,273	102,725
Cash and cash equivalents, end of period	$77,635	$6,392	$11,614	$10,429	$106,070

12.     Subsequent Events
Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following items in addition to those disclosed elsewhere in this report:

On August 12, 2011, Wells REIT II entered into the Amended Advisory Agreement. See Note 8 to the accompanying consolidated financial statements for a discussion of the terms of the Amended Advisory Agreement.
The board of directors of Wells REIT II recently approved an amendment to the SRP. As a result of the amendment, after the date on which Wells REIT II publishes an estimated per share value based in part on an estimate of the value of Wells REIT II's assets (the "Net Asset Value Publication Date"), Wells REIT II will pay 60% of the estimated per share value to effect an "Ordinary Redemption" (as defined in the SRP). Prior to the effective date of the amendment of the SRP, Ordinary Redemptions will continue to be effected at 60% of the price at which the share was originally issued by Wells REIT II. The amendment was approved to ensure that Wells REIT II retains the cash necessary to fund capital expenditures and distributions. Given the low redemption price, Wells REIT II recommends that stockholders not effect Ordinary Redemptions under the SRP as amended, or as currently in effect.
The amendment does not change redemption prices for redemptions that occur within two years of a stockholder’s death or "qualifying disability" or in connection with a stockholder's (or stockholder's spouse) qualifying for federal assistance for confinement to a "long-term care facility," which redemptions will continue to be effected at the price at which the shares were originally issued (in most cases, $10.00 per share) until the Net Asset Value Publication Date, at which time such redemptions will be effected at the estimated per share value.
The amendment will become effective 30 days after the filing with the SEC of this quarterly report on Form 10-Q. The full text of the Third Amended and Restated Share Redemption Program is filed as an exhibit to this quarterly report and the above description of the amendment is qualified by reference to the full text of the SRP.

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

Overview

During the periods presented, we continued to receive net equity proceeds from the sale of our common stock under the Third Offering (until it closed in the third quarter of 2010) and through the dividend reinvestment plan (“DRP”). We have used such net equity proceeds, along with borrowings, primarily to invest in real estate assets. As a result, during the periods presented, our real estate portfolio has grown and our real estate operating income has increased. In addition, the closing of the Third Offering has impacted our outlook on future sources of capital.

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

•
On April 4, 2011, we issued $250.0 million of our seven-year, investment-grade, unsecured senior bonds at 99.295 percent of their face value. The coupon interest rate of the bonds is 5.875% per annum, which is subject to adjustment in certain circumstances. We used the bond proceeds to pay down amounts drawn on a $300.0 million bridge loan that was used to fund a portion of the purchase price of the Market Square Buildings.

•
On June 30, 2011, we closed on a $325.0 million mortgage secured by the Market Square Buildings, the net proceeds from which were used to pay down borrowings on the JPMorgan Chase Credit Facility that were used to fund substantially all of the remaining purchase price of the Market Square Buildings.

•	On July 8, 2011, we closed on an amendment to the JPMorgan Chase Credit Facility to extend the maturity date of the line until May 2015 at more favorable terms.

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
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2011, we generated net cash flows from operating activities of $131.0 million, which consists primarily of receipts of rental payments, tenant reimbursements, hotel room fees, and interest income, reduced by payments for operating costs, interest expense, asset and property management fees, general and administrative expenses, and acquisition fees and expenses.  Net cash flows from operating activities are also reduced for acquisition-related costs of $11.2 million, which costs are funded with cash generated from the sale of our common stock. During the same period, we paid total distributions to stockholders, including $65.4 million reinvested in our common stock pursuant to our DRP, of $135.1 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders (please refer to the “Distributions” section below for additional information).

In the first quarter of 2011, we acquired the Market Square Buildings for approximately $603.4 million using primarily short-term borrowings. In the second quarter of 2011, we repaid these short-term borrowings with long-term, fixed rate borrowings, which include approximately $250.0 million from 7-year, unsecured bonds, and approximately $325.0 million from a 12-year mortgage secured by the Market Square Buildings. On July 8, 2011, we amended our JPMorgan Chase Credit Facility to extend the maturity date until May 2015 at more favorable terms. During the six months ended June 30, 2011, we also generated proceeds from the sale of common stock under our DRP, net of acquisition fees and share redemptions, of $18.8 million, the majority of which were used to fund capital expenditures and leasing costs for our properties.

We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 31, 2011, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility Amendment of $389.0 million.
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
We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of June 30, 2011, our debt-to-real-estate-asset ratio was approximately 25.8%.
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

In the second quarter of 2011, our board of directors declared a quarterly stockholder distribution rate of $0.125 per share (a 5.0% annualized yield on a $10.00 original share price) consistent with the first quarter of 2011. During the second quarter of 2011, we funded our stockholder distributions with current period operating cash flows, adjusted for certain acquisition-related costs as described above. While operational cash flow from our properties remains strong, economic downturns in our markets or in the particular industries in which our tenants operate, could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could further adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.
Contractual Commitments and Contingencies
As of June 30, 2011, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$1,526,893	$47,600	$248,764	$104,535	$1,125,994
Interest obligations on debt(1)	532,552	42,442	151,923	134,024	204,163
Capital lease obligations(2)	646,000	—	526,000	—	120,000
Operating lease obligations	224,955	1,235	5,087	5,114	213,519
Total	$2,930,400	$91,277	$931,774	$243,673	$1,663,676

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swaps agreements (where applicable), a portion of which is reflected as Loss on interest rate swaps in our consolidated statements of operations. Interest obligations on all other debt are measured at the contractual rate. See Item 3. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $20.0 million during the six months ended June 30, 2011, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations

Overview

As of June 30, 2011, we owned controlling interests in 72 office properties, which were approximately 93.2% leased, and one hotel. Our real estate operating results have increased for the six months ended June 30, 2011, as compared to the same period of 2010, primarily due to acquiring properties in 2010 and in the first quarter of 2011. In the near term, we expect future real estate operating income to continue to increase as a result of the acquisition of the Market Square Buildings for approximately $603.4 million in March of 2011.
Comparison of the three months ended June 30, 2010 versus the three months ended June 30, 2011

Continuing Operations

Rental income increased from $111.1 million for the three months ended June 30, 2010 to $122.4 million for the three months ended June 30, 2011, primarily due to properties acquired or placed into service during 2010 and the first three months of 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs increased from $23.2 million and $41.1 million, respectively, for the three months ended June 30, 2010 to $24.9 million and $45.5 million, respectively, for the three months ended June 30, 2011, primarily due to properties acquired or placed in service during 2010 and in the first three months of 2011. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, increased slightly from $0.8 million for the three months ended June 30, 2010 to $0.9 million for the three months ended June 30, 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriott hotel.
Asset and property management fees increased from $9.4 million for the three months ended June 30, 2010 to $10.0 million for the three months ended June 30, 2011, primarily due to properties acquired and placed into service during 2010 and the first three months of 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) beginning in April 2011 as a result of the March 2011 acquisition of the Market Square Buildings for $603.4 million. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.
Acquisition fees and expenses decreased from $4.3 million for the three months ended June 30, 2010 to $1.2 million for the three months ended June 30, 2011, primarily due to the closing of the Third Offering effective June 30, 2010 and fewer acquisitions in the second quarter of 2011 compared to the second quarter of 2010. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised, including equity raised through our DRP. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to remain at similar levels in future periods.
Depreciation increased from $25.0 million for the three months ended June 30, 2010 to $30.8 million for the three months ended June 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization increased from $29.1 million for the three months ended June 30, 2010 to $31.5 million for the three months ended June 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to increase in future periods due to owning new properties for a full period.
General and administrative expenses remained relatively stable at $6.4 million for the three months ended June 30, 2010 and $6.5 million for the three months ended June 30, 2011.

Interest expense increased from $22.7 million for the three months ended June 30, 2010 to $31.8 million for the three months ended June 30, 2011, primarily due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income decreased slightly from $10.1 million for the three months ended June 30, 2010 to $10.0 million for the three months ended June 30, 2011. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.1 years as of June 30, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $14.3 million for the three months ended June 30, 2010, compared with a loss of $7.5 million for the three months ended June 30, 2011. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
We recognized net loss attributable to Wells REIT II of $6.9 million ($(0.01) per share) for the three months ended June 30, 2010, as compared to a net loss of $4.5 million ($(0.01) per share) for the three months ended June 30, 2011. The increase in earnings is primarily due to growth in the portfolio in 2010 and the first three months of 2011. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at a level similar to the second quarter 2011 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations

In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for net proceeds of $15.3 million and a loss of $0.2 million. In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Loss from discontinued operations decreased from $(0.2) million for the three months ended June 30, 2010 to $(32.0) thousand for the three months ended June 30, 2011, as a result of the sale of the property in the third quarter of 2010 and the loss recognized on the sale of this property.
Comparison of the six months ended June 30, 2010 versus the six months ended June 30, 2011

Continuing Operations

Rental income increased from $218.9 million for the six months ended June 30, 2010 to $237.2 million for the six months ended June 30, 2011, primarily due to properties acquired or placed into service during 2010 and the first three months of 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs increased from $46.6 million and $81.8 million, respectively, for the six months ended June 30, 2010 to $51.1 million and $88.8 million, respectively, for the six months ended June 30, 2011, primarily due to properties acquired or placed in service during 2010 and in the first three months of 2011. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, increased from approximately $0.9 million for the six months ended June 30, 2010 to $1.1 million for the six months ended June 30, 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriott hotel.
Asset and property management fees increased from $18.7 million for the six months ended June 30, 2010 to $19.7 million for the six months ended June 30, 2011, primarily due to properties acquired and placed into service during 2010 and the first three months of 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) beginning in April 2011 as a result of the March 2011 acquisition of the Market Square Buildings for $603.4 million. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.

Acquisition fees and expenses increased from $7.7 million for the six months ended June 30, 2010 to $11.2 million for the six months ended June 30, 2011, primarily due to the acquisition of the Market Square Buildings in March 2011. Wells REIT II incurs acquisition fees equal to 2.0% of gross offering proceeds raised, including equity raised through our DRP. Please refer to Note 7. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details. We expect future acquisition fees and expenses to decrease as a result of terminating the Third Offering effective June 30, 2010.
Depreciation increased from $48.5 million for the six months ended June 30, 2010 to $58.9 million for the six months ended June 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization increased from $58.3 million for the six months ended June 30, 2010 to $61.9 million for the six months ended June 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to increase in future periods due to owning new properties for a full period.
General and administrative expenses increased from $12.4 million for the six months ended June 30, 2010 to $13.1 million for the six months ended June 30, 2011, primarily due to an early lease termination at one of our properties.
Interest expense increased slightly from $44.9 million for the six months ended June 30, 2010 to $55.0 million for the six months ended June 30, 2011, primarily due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011 including the offering of bonds in April 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income increased from $20.1 million for the six months ended June 30, 2010 to $22.1 million for the six months ended June 30, 2011, primarily due to settling litigation related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 6.1 years as of June 30, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $19.2 million for the six months ended June 30, 2010, compared with a loss of $7.4 million for the six months ended June 30, 2011. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
We recognized net loss attributable to Wells REIT II of $4.4 million ($(0.01) per share) for the six months ended June 30, 2010, as compared to a net loss of $2.1 million ($0.00 per share) for the six months ended June 30, 2011. The increase is primarily attributable to changes in the estimated fair values of our interest rate swaps partially offset by higher interest expense due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at a level similar to the second quarter 2011 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations

In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for net proceeds of $15.3 million and a loss of $0.2 million. In accordance with GAAP, we have classified the results of operations related to New Manchester One as discontinued operations for all periods presented. Loss from discontinued operations decreased from $0.5 million for the six months ended June 30, 2010 to a loss of $70.0 thousand for the six months ended June 30, 2011, as a result of the sale of the property in the third quarter of 2010 and the loss recognized on the sale of this property.

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

We paid total distributions to stockholders, including $65.4 million reinvested in our common stock pursuant to our DRP, of $135.1 million for the six months ended June 30, 2011. During the same period, net cash provided by operating activities was $131.0 million, and acquisition-related costs, which were funded with cash generated from the sale of our common stock but which under GAAP reduce net cash provided by operating activities, was $11.2 million.
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
Wells TRS and Wells KCP TRS are wholly owned subsidiary of Wells REIT II and are organized as Delaware limited liability companies and includes the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS and Wells KCP TRS as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through Wells TRS or Wells KCP TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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

As of June 30, 2011 and December 31, 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2011	Gross	$132,952	$550,609	$484,846	$166,536
	Accum	$(85,659)	$(270,542)	$(228,837)	$(68,085)
	Net	$47,293	$280,067	$256,009	$98,451
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accum	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the six months ended June 30, 2011 and the year ended December 31, 2010, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended June 30, 2011	$7,664	$32,374	$25,383	$8,340
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of June 30, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2011	$6,336	$30,107	$23,651	$8,664
For the years ending December 31:
2012	9,477	52,732	42,834	16,689
2013	7,868	45,903	40,228	16,093
2014	6,723	40,363	37,271	15,661
2015	6,103	34,878	33,545	13,248
2016	5,690	24,519	25,773	8,240
Thereafter	5,096	51,565	52,707	19,856
	$47,293	$280,067	$256,009	$98,451
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

Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee

In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million and $110.7 million as of June 30, 2011 and December 31, 2010, and recognized amortization of these assets of approximately $1.0 million for the six months ended June 30, 2011 and approximately $2.1 million for the year ended December 31, 2010.

As of June 30, 2011, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$1,034
2012	2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
Thereafter	91,416
$102,795

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

On August 12, 2011, we entered into the Amended Advisory Agreement. The Amended Advisory Agreement is effective as of August 1, 2011 and runs through December 31, 2011. The Amended Advisory Agreement has the same terms as the prior advisory agreement, except for an intended reduction in acquisition fees and a reduction in the amount of certain reimbursements to be made to our advisor. See Note 8 to our accompanying consolidated financial statements included herein for a discussion of the terms of the Amended Advisory Agreement.

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
On March 7, 2011, we executed the JPMorgan Chase Bridge Loan to finance a portion of the purchase price of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at our option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. Should any unpaid principal remain outstanding on the JPMorgan Chase Bridge Facility as of June 5, 2011, we would incur an additional duration fee equal to 0.25% of the principal outstanding on the JPMorgan Chase Bridge Facility at that time. Under the terms of the JPMorgan Chase Bridge Loan, accrued interest on Bridge Base Rate loans is payable in arrears on the first day of each calendar month. The accrued interest on Bridge LIBOR Rate loans is payable on the last day of each one-, two-, or three-month interest period. We are required to repay outstanding principal and accrued interest six months after the respective funding dates. All such borrowings shall be prepaid with (a) 100% of the net cash proceeds of all asset sales or other dispositions of properties, (b) 100% of the net cash proceeds of issuances, offerings, or placements of debt obligations, and (c) 100% of the net cash proceeds of issuances of equity securities. We may also prepay all or part of the JPMorgan Chase Bridge Loan at any time subject to, in the case of LIBOR borrowings, payment for any loss, cost or expense incurred by lender as a result of prepayment before the end of the chosen LIBOR interest period. On June 3, 2011, we fully repaid the JPMorgan Chase Bridge Loan with proceeds from the JPMorgan Chase Revolving Credit Facility.
On April 4, 2011, we sold $250.0 million aggregate principal amount of its 5.875% unsecured senior notes due in 2018 at 99.295 percent of their face value in a private placement offering. Two rating agencies have assigned investment-grade ratings to these senior notes. We received proceeds from this bond offering, net of fees, of $246.7 million, all of which were used to reduce amounts outstanding on the JPMorgan Chase Bridge Loan.

On June 30, 2011, we entered into a loan transaction (the “Market Square mortgage note”) with Pacific Life Insurance Company, in the principal amount of $325.0 million. Substantially all of the net proceeds advanced under the Market Square Loan were used to repay amounts outstanding under the $500.0 million revolving credit facility with JPMorgan Chase Bank entered into on May 7, 2010 (the "JPMorgan Chase Credit Facility"). We used borrowings under the JPMorgan Chase Credit Facility to fund a portion of the March 7, 2011 acquisition of the Market Square Buildings. The Market Square mortgage note, which requires interest-only monthly payments matures on July 1, 2023 and bears interest at an annual rate of 5.07%. We have the right to prepay the outstanding amount in full provided that (i) 30 days' prior written notice of the intent to prepay is provided to the lender and (ii) a prepayment premium is paid to the lender. If the prepayment is made before July 1, 2013, the prepayment premium is equal to the sum of (i) the greater of (a) 1.0% of the outstanding principal or (b) the yield loss amount plus (ii) 3.0% of the outstanding principal. If the prepayment is made on or after July 1, 2013 but before April 1, 2023, the prepayment premium is equal to the greater of (i) 1.0% of the outstanding principal or (ii) the yield loss amount. No prepayment premium need be paid if the prepayment is made on or after April 1, 2023.

On July 8, 2011, we entered an amendment to the JPMorgan Chase Credit Facility (the “JPMorgan Chase Credit Facility Amendment”) with JPMorgan Chase Bank to, among other things, (i) extend the maturity date of the Facility to May 7, 2015, (ii) enable us to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria, and (iii) reduce the interest rate and the facility fee as described below. Except as noted above and described below, the terms of the Facility remain materially unchanged by the amendment.

The JPMorgan Chase Credit Facility Amendment provides for interest costs to be incurred based on, at our option, the London Interbank Offered Rate (“LIBOR”) for one, two, three or six month periods, plus an applicable margin ranging from 1.25% to 2.05% (the “LIBOR Rate”) or at the alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the “Base Rate”). The alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is based on our applicable credit rating (as defined in the Facility agreement). Additionally, we must pay a per annum facility fee on the aggregate revolving commitment (used or unused) ranging from 0.25% to 0.45% based on our applicable credit rating.
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Revolving Credit Facility, the JPMorgan Bridge Loan, the Cranberry Woods Drive mortgage note, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Revolving Facility, the JPMorgan Chase Bridge Loan, and the Cranberry Woods Drive mortgage note bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of June 30, 2011, we had $121.0 million outstanding under the JPMorgan Chase Revolving Credit Facility; $63.4 million outstanding on the Cranberry Woods Drive variable-rate, term mortgage loan; $169.8 million outstanding on the 222 E. 41st Street Building mortgage note; $62.9 million outstanding on the 80 Park Plaza Building mortgage note; $25.9 million outstanding on the Three Glenlake Building mortgage note; $248.3 million in 5.875% bonds outstanding; and $833.5 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.46% as of June 30, 2011.
The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.49% per annum as of June 30, 2011) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.
The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.39% per annum as of June 30, 2011) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at 6.675% per annum.
The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.09% per annum as of June 30, 2011), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.
Approximately $1,340.4 million of our total debt outstanding as of June 30, 2011 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2011, these balances incurred interest expense at an average interest rate of 5.59% and have expirations ranging from 2011 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at June 30, 2011, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.9% and 2.0% of total assets at June 30, 2011 and December 31, 2010, respectively, and 0.5% and 0.0% of total revenue for the six months ended June 30, 2011 and 2010, respectively. As compared to rates in effect at June 30, 2011, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factor should be read together with the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2010, which includes a comprehensive discussion of some risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.

The current offering price of shares under our dividend reinvestment plan likely exceeds the price at which we are likely to offer shares under our dividend reinvestment plan in the near future.

As previously disclosed, we intend to conduct a valuation of a share of our common stock and to publish the estimated value by December 31, 2011. We have engaged a third-party real estate appraisal firm to estimate the value of our net assets as of September 30, 2011. After reporting the per share estimated value, the purchase price of the shares of common stock offered under our dividend reinvestment plan will be equal to 95.5% of the per share estimated value. Due largely to the deterioration in real estate market fundamentals during the ongoing economic crisis, we expect that the estimated value per share of our common stock at September 30, 2011 will be less than $9.55 per share, which is the price currently paid for shares issued under our dividend reinvestment plan. We expect the new purchase price of shares of common stock offered under our dividend reinvestment plan to be in effect beginning with stockholder distributions declared for the fourth quarter of 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2011 were sold in an offering registered under the Securities Act of 1933 with the following exception:

Effective June 30, 2011, we issued 20,000 shares to Wells Capital, Inc. in exchange for 20,000 units of Wells OP II. As a result of the transaction, Wells OP II is now indirectly wholly owned by us. As part of the transaction, we also agreed to reimburse Wells Capital an amount equal to the state and federal income tax liability (if any) that Wells Capital incurs as a result of the exchange, with such payment to be grossed up to include any state or federal income taxes imposed upon Wells Capital as a result of its receipt of any of the reimbursement. The exchange transaction was effected without registration under the securities laws in reliance on the private offering exemption set forth at Section 4(2) of the Securities Act of 1933, as amended, as the purchaser is an accredited investor and no general solicitation was involved in connection with the transaction.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2011, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2011	785	$9.22	785	(3)
May 2011	829	$9.47	829	(3)
June 2011	858	$9.23	858	(3)

During the quarter ended June 30, 2011, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in June.

(1)	All purchases of our equity securities by us in the three months ended June 30, 2011, were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; and July 19, 2011. Further amendments are announced in this quarterly report.

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

Some stockholders may, due to financial hardship, need to sell their shares. Given the current illiquidity of our shares, some third parties have sought to exploit these hardships by offering to purchase our shares at prices substantially below the price at which the shares were issued by us. (Third-party tender offers have been conducted at $3.00, $4.00, $4.25 and $4.50 per share.) In order to offer stockholders who are facing a financial hardship a liquidity option that is more attractive than the steeply discounted prices recently offered for our shares by third-party tender offerors, we effect Ordinary Redemptions (as defined in the SRP) at a redemption price equal to 60.0% of the price at which the share was originally issued by us. This redemption price for Ordinary Redemptions will remain in effect until the date that we publish an estimate of the value of a share of our common stock which estimate is not based on the most recent prices paid in a public offering of our common stock (the “Net Asset Value Publication Date”). This price will automatically adjust for special distributions and to account for certain recapitalizations.
When setting the price at which Ordinary Redemptions are effected (up to $6.00 per share), we did not conduct a valuation of our portfolio. Rather we chose a redemption price that was substantially higher than the prices offered in recent tender offers for our shares but that was low enough that we could be confident that redemptions at such price would be an attractive use of cash without having to engage an appraiser or another party to value our portfolio. The $6.00 price at which Ordinary Redemptions are generally effected is not an expression of our view of a value of our shares.
Participation in the SRP is limited to exclude shares purchased from another stockholder if the purchase occurred after July 27, 2010. In other words, if shares are transferred for value by a stockholder after July 27, 2010, the transferee and all subsequent holders of such shares are not eligible to participate in the SRP with respect to such shares.

On July 13, 2011, our stockholders voted to amend the SRP to allow the board of directors to effect any amendment to the share redemption program without the approval of the stockholders. As a result of this vote (and as disclosed in the proxy statement relating to the vote), our SRP will be amended to change the price at which we redeem a share of our common stock within two years of a stockholder's death or qualifying disability or qualifying for federal assistance for confinement to a long-term care facility. As amended, after the date on which we publish an estimated per share value based in part on an estimate of the value of our assets, the price we pay to redeem such shares will be the estimated per share value. The amendment will become effective on August 18, 2011. The full text of the Second Amended and Restated Share Redemption Program is filed as an exhibit to our Form 8-K filed on July 19, 2011.

Our board of directors recently approved an additional amendment to the SRP. As a result of the amendment, after the Net Asset Value Publication Date, we will pay 60% of the estimated per share value to effect an Ordinary Redemption. Prior to the effective date of the amendment of the SRP, Ordinary Redemptions will continue to be effected at 60% of the price at which the share was originally issued by us. The amendment was approved to ensure that we retain the cash necessary to fund capital expenditures and distributions. Given the low redemption price, we recommend that stockholders not effect Ordinary Redemptions under the SRP as amended, or as currently in effect.

The amendment does not change redemption prices for redemptions that occur within two years of a stockholder’s death or "qualifying disability" or in connection with a stockholder's (or stockholder's spouse) qualifying for federal assistance for confinement to a "long-term care facility," which redemptions will continue to be effected at the price at which the shares were originally issued (in most cases, $10.00 per share) until the Net Asset Value Publication Date, at which time such redemptions will be effected at the estimated per share value.

The amendment will become effective 30 days after the filing with the SEC of this quarterly report on Form 10-Q. The full text of the Third Amended and Restated Share Redemption Program is filed as an exhibit to this quarterly report and the above description of the amendment is qualified by reference to the full text of SRP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)
On August 12, 2011, we entered into the Amended Advisory Agreement (discussed above at Note 8 to our accompanying consolidated financial statements). The Amended Advisory Agreement is effective as of August 1, 2011 and replaces the interim extension that was effective from August 1, 2011 through August 31, 2011. The Amended Advisory Agreement runs through December 31, 2011 and has the same terms as the Advisory Agreement in effect through July 31, which is also described above at Note 8 to our accompanying consolidated financial statements, with the following changes:

•
Acquisition fees will be 1% of the purchase price (excluding acquisition expenses) of the property (as opposed to 2% of gross offering proceeds) and will be paid at the time of the acquisition; however, in no event may acquisition fees for the term of the agreement exceed $1.5 million or cause total acquisition fees for the 2011 calendar year to exceed 2% of total gross offering proceeds.

•
The limit on reimbursement of "personnel expenses" (as defined) was reduced by approximately $1 million (on an annualized basis), with the limit on reimbursement of "portfolio general and administrative expenses" (as defined, and which includes "personnel expenses") correspondingly reduced.

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

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	August 12, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2011 FORM 10-Q OF
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

4.5
Second Amended and Restated Share Redemption Program (to be effective as of August 18, 2011) (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 19, 2011).

4.6*	Third Amended and Restated Share Redemption Program (to be effective as of 30 days after the filing of this Quarterly Report on Form 10-Q).

10.1
Indenture among Wells Operating Partnership II, L.P., Wells Real Estate Investment Trust II, Inc., certain of each of their direct and indirect subsidiaries and U.S. Bank National Association as trustee, dated as of April 4, 2011, including the form of 5.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on April 4, 2011).

10.2
Registration Rights Agreement among Wells Operating Partnership II, L.P., Wells Real Estate Investment Trust II, Inc., certain of each of their direct and indirect subsidiaries and the initial purchasers party thereto, dated as of April 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 4, 2011).

10.3
Amended and Restated Deed of Trust Note dated as of June 30, 2011 by Wells REIT II - Market Square East & West, LLC, for the benefit of Pacific Life Insurance Company (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 with the SEC on July 18, 2011).

10.4
Amended and Restated Deed of Trust, Financing Statement and Security Agreement (with Assignment of Leases and Rents and Fixture Filings) dated as of June 30, 2011 by and among Wells REIT II - Market Square East & West, LLC, Lawyers Title Realty Services, Inc., and Pacific Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 with the SEC on July 18, 2011).

10.5
Amendment No. 1 to Credit Agreement by and among wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JP Morgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication and Regions Bank, U.S. Bank National Association and BMO Capital Markets, as documentation agents, and the financial institutions party thereto, dated July 8, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 with the SEC on July 18, 2011).

31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished with this Form 10-Q