Form 10-Q
period 2011-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2011-11-08
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2011
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant’s
only class of common stock, as of October 31, 2011: 543,312,563 shares

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
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells REIT II’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q and with Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010. Wells REIT II’s results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$715,872	$571,696
Buildings and improvements, less accumulated depreciation of $491,264 and $414,040 as of September 30, 2011 and December 31, 2010, respectively	3,518,664	3,225,708
Intangible lease assets, less accumulated amortization of $367,650 and $355,823 as of September 30, 2011 and December 31, 2010, respectively	410,878	428,140
Construction in progress	6,649	4,495
Total real estate assets	4,652,063	4,230,039
Cash and cash equivalents	31,809	38,882
Tenant receivables, net of allowance for doubtful accounts of $3,609 and $3,559 as of September 30, 2011 and December 31, 2010, respectively	123,169	108,057
Prepaid expenses and other assets	30,924	22,700
Deferred financing costs, less accumulated amortization of $6,128 and $3,975 as of September 30, 2011 and December 31, 2010, respectively	12,296	9,827
Intangible lease origination costs, less accumulated amortization of $236,457 and $219,447 as of September 30, 2011 and December 31, 2010, respectively	243,471	269,914
Deferred lease costs, less accumulated amortization of $20,167 and $15,734 as of September 30, 2011 and December 31, 2010, respectively	65,645	46,266
Investment in development authority bonds	646,000	646,000
Total assets	$5,805,377	$5,371,685
Liabilities:
Line of credit and notes payable	$1,194,996	$886,939
Bonds payable, net of discount of $1,637 as of September 30, 2011	248,363	—
Accounts payable, accrued expenses, and accrued capital expenditures	133,468	102,697
Due to affiliates	1,625	4,479
Deferred income	35,791	26,403
Intangible lease liabilities, less accumulated amortization of $72,173 and $62,165 as of September 30, 2011 and December 31, 2010, respectively	94,028	87,934
Obligations under capital leases	646,000	646,000
Total liabilities	2,354,271	1,754,452
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	137,406	161,189
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 544,642,842 and 540,906,780 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	5,446	5,409
Additional paid-in capital	4,872,810	4,835,088
Cumulative distributions in excess of earnings	(1,412,311)	(1,212,472)
Redeemable common stock	(137,406)	(161,189)
Other comprehensive loss	(15,164)	(11,139)
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,313,375	3,455,697
Nonredeemable noncontrolling interests	325	347
Total equity	3,313,700	3,456,044
Total liabilities, redeemable common stock, and equity	$5,805,377	$5,371,685
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$120,920	$112,515	$357,055	$327,531
Tenant reimbursements	27,468	26,079	78,490	71,696
Hotel income	6,271	5,501	15,638	14,900
Other property income	3,744	485	6,027	1,253
	158,403	144,580	457,210	415,380
Expenses:
Property operating costs	45,687	42,568	133,058	122,842
Hotel operating costs	5,001	4,499	13,282	12,950
Asset and property management fees:
Related-party	9,470	8,532	27,526	24,983
Other	696	1,011	2,334	2,946
Depreciation	30,317	26,145	88,345	73,797
Amortization	29,450	28,452	91,330	85,823
General and administrative	6,114	6,025	19,188	18,387
Acquisition fees and expenses	29	2,081	11,249	9,749
	126,764	119,313	386,312	351,477
Real estate operating income	31,639	25,267	70,898	63,903
Other income (expense):
Interest expense	(28,660)	(21,632)	(81,490)	(64,273)
Interest and other income	10,317	11,901	32,383	32,025
Loss on interest rate swaps	(14,774)	(9,885)	(22,219)	(29,068)
	(33,117)	(19,616)	(71,326)	(61,316)
(Loss) income before income tax (expense) benefit	(1,478)	5,651	(428)	2,587
Income tax (expense) benefit	(62)	(111)	337	105
(Loss) gain from continuing operations	(1,540)	5,540	(91)	2,692
Discontinued operations:
Operating loss from discontinued operations	(1,059)	(689)	(4,571)	(2,179)
Gain (loss) on disposition of discontinued operations	7,705	(130)	7,705	(130)
Gain (loss) from discontinued operations	6,646	(819)	3,134	(2,309)
Net income	5,106	4,721	3,043	383
Less: net income attributable to nonredeemable noncontrolling interests	(4)	(19)	(11)	(59)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$5,102	$4,702	$3,032	$324
Per-share information – basic and diluted:
Income from continuing operations	$0.00	$0.01	$0.00	$0.01
Gain (loss) from discontinued operations	$0.01	$0.00	$0.01	$(0.01)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.01	$0.01	$0.01	$0.00
Weighted-average common shares outstanding – basic and diluted	543,288	536,582	542,169	520,221
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	10,281	103	97,905	—	—	—	98,008	—	98,008
Redemptions of common stock	(6,545)	(66)	(60,183)	—	—	—	(60,249)	—	(60,249)
Decrease in redeemable common stock	—	—	—	—	23,783	—	23,783	—	23,783
Distributions to common stockholders ($0.375 per share)	—	—	—	(202,871)	—	—	(202,871)	—	(202,871)
Distributions to noncontrolling interests	—	—		—	—	—	—	(33)	(33)
Components of comprehensive loss:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	3,032	—	—	3,032	—	3,032
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	11	11
Market value adjustment to interest rate swap	—	—	—	—	—	(4,025)	(4,025)	—	(4,025)
Comprehensive (loss) income	—	—	—	—	—	—	(993)	11	(982)
Balance, September 30, 2011	544,643	$5,446	$4,872,810	$(1,412,311)	$(137,406)	$(15,164)	$3,313,375	$325	$3,313,700

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	44,916	449	446,753	—	—	—	447,202	—	447,202
Redemptions of common stock	(6,145)	(61)	(55,094)	—	—	—	(55,155)	—	(55,155)
Decrease in redeemable common stock	—	—	—	—	627,038	—	627,038	—	627,038
Distributions to common stockholders ($0.43 per share)	—	—	—	(220,119)	—	—	(220,119)	—	(220,119)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(161)	(161)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(1,989)	—	—	—	(1,989)	(3,589)	(5,578)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(34,292)	—	—	—	(34,292)	—	(34,292)
Other offering costs	—	—	(4,447)	—	—	—	(4,447)	—	(4,447)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	324	—	—	324	—	324
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	59	59
Market value adjustment to interest rate swap	—	—	—	—		(6,709)	(6,709)	—	(6,709)
Comprehensive (loss) income	—	—	—	—	—	—	(6,385)	59	(6,326)
Balance, September 30, 2010	538,666	$5,387	$4,812,911	$(1,154,814)	$(178,806)	$(14,738)	$3,469,940	$1,583	$3,471,523
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$3,043	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(13,046)	(4,261)
Depreciation	89,538	75,350
Amortization	93,847	91,762
Loss on interest rate swaps	14,644	21,945
Loss on sale of discontinued operations	—	130
Impairment loss on discontinued operations	5,817	—
Gain on early extinguishment of debt on discontinued operations	(13,522)	—
Remeasurement gain on foreign currency	—	(167)
Noncash interest expense	19,619	14,009
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(1,702)	(1,296)
Increase in prepaid expenses and other assets	(3,621)	(5,962)
Increase in accounts payable and accrued expenses	7,261	187
Decrease in due to affiliates	(2,850)	(3,110)
Increase (decrease) in deferred income	9,388	(267)
Net cash provided by operating activities	208,416	188,703
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	—	15,250
Investment in real estate and earnest money paid	(628,141)	(269,184)
Deferred lease costs paid	(21,782)	(5,448)
Net cash used in investing activities	(649,923)	(259,382)
Cash Flows from Financing Activities:
Financing costs paid	(12,337)	(7,314)
Proceeds from lines of credit and notes payable	1,254,000	56,000
Repayments of lines of credit and notes payable	(891,772)	(146,264)
Proceeds from issuance of bonds payable	248,237	—
Redemption of noncontrolling interest	(87)	—
Distributions paid to nonredeemable noncontrolling interests	(33)	(235)
Issuance of common stock	98,008	442,678
Redemptions of common stock	(58,634)	(54,883)
Distributions paid to stockholders	(104,863)	(110,528)
Distributions paid to stockholders and reinvested in shares of our common stock	(98,008)	(122,687)
Commissions on stock sales and related dealer-manager fees paid	—	(29,821)
Other offering costs paid	—	(5,495)
Net cash provided by financing activities	434,511	21,451
Net decrease in cash and cash equivalents	(6,996)	(49,228)
Effect of foreign exchange rate on cash and cash equivalents	(77)	41
Cash and cash equivalents, beginning of period	38,882	102,725
Cash and cash equivalents, end of period	$31,809	$53,538
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(unaudited)

1.	Organization
Wells Real Estate Investment Trust II, Inc. (“Wells REIT II”) is a Maryland corporation that has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. (“Wells OP II”), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II, and Wells OP II LP, LLC, a wholly owned subsidiary of Wells REIT II, is the sole limited partner of Wells OP II. Therefore, Wells REIT II owns 100% of the equity interests in, and possesses full legal control and authority over, the operations of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, including consolidated joint ventures, Wells OP II, Wells OP II LP, LLC, and Wells OP II’s direct and indirect subsidiaries. Wells Real Estate Advisory Services II, LLC ("WREAS II") serves as the external advisor to Wells REIT II. See Note 8 for a discussion of the advisory services provided by WREAS II.
As of September 30, 2011, Wells REIT II owned controlling interests in 71 office properties and one hotel, which include 93 operational buildings. These properties are comprised of approximately 22.6 million square feet of commercial space and are located in 23 states, the District of Columbia, and Moscow, Russia. Of these properties, 69 are wholly owned and three are owned through consolidated joint ventures. As of September 30, 2011, the office properties were approximately 94.3% leased.
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
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the “Third Offering”). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per-share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to $9.55. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of September 30, 2011, Wells REIT II had raised gross offering proceeds of approximately $1.4 billion from the sale of approximately 137.2 million shares under the Third Offering, including shares sold under the DRP.
As of September 30, 2011, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.9 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to our share redemption program of approximately $472.6 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II’s net offering proceeds have been invested in real estate.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year’s results. Wells REIT II’s consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Wells REIT II’s consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or their subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. For further information, refer to the financial statements and footnotes included in Wells REIT II’s Annual Report on Form 10-K/A for the year ended December 31, 2010.
Fair Value Measurements
Wells REIT II estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of the accounting standard for fair value measurements and disclosures. Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
Investment in Real Estate Assets
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

Evaluating the Recoverability of Real Estate Assets

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells

REIT II adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction.

During the third quarter of 2011, Wells REIT II evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, Wells REIT II opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Wells REIT II reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, and recognized a gain on early extinguishment of debt of $13.5 million. The gain on early extinguishment of debt, net of the property impairment loss, is reflected as loss on disposition of discontinued operations in the statement of operations.

The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. The table below represents the detail of the adjustments recognized quarter and year to date as of September 30, 2011 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Manhattan Towers	$65,317	$(5,817)	$59,500

Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
As of September 30, 2011 and December 31, 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2011	Gross	$127,709	$540,147	$479,928	$166,201
	Accumulated Amortization	$(83,855)	$(275,401)	$(236,457)	$(72,173)
	Net	$43,854	$264,746	$243,471	$94,028
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accumulated Amortization	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the nine months ended September 30, 2011 and the year ended December 31, 2010, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended September 30, 2011	$11,104	$47,695	$37,922	$12,764
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of September 30, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2011	$2,879	$15,277	$12,132	$4,447
For the years ending December 31:
2012	9,451	52,045	43,090	16,704
2013	7,867	45,930	40,040	16,061
2014	6,722	40,390	37,082	15,629
2015	6,102	34,905	33,356	13,217
2016	5,689	24,546	25,585	8,209
Thereafter	5,144	51,653	52,186	19,761
	$43,854	$264,746	$243,471	$94,028
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee
In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of September 30, 2011 and December 31, 2010, and recognized amortization of these assets of approximately $1.6 million for the nine months ended September 30, 2011 and approximately $2.1 million for the year ended December 31, 2010.
As of September 30, 2011, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$517
2012	2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
Thereafter	91,416
$102,278
Bonds Payable
On April 4, 2011, Wells REIT II sold $250 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value. The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
Redeemable Common Stock
Under Wells REIT II's share redemption program (“SRP”), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells REIT II. As a result, Wells REIT II records redeemable common stock in the temporary equity section of its consolidated balance sheet. Total redemptions (including those tendered within two years of a stockholder's death) are limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds raised under the DRP during such calendar year and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Therefore, Wells REIT II measures redeemable common stock at the greater of these limits (or, for the periods presented in this report, 5% of the weighted-average number of shares outstanding in the prior calendar year, multiplied by the maximum price at which future shares could be redeemed), less the amount incurred to redeem shares during the current calendar year. The maximum price at which shares could be redeemed (i.e. in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility) was measured at the gross issue price under Wells REIT II's primary offerings (generally, $10.00 per share) as of December 31, 2010, and measured at the most recently reported net asset value per share ($7.47 per share - see Subsequent Events Section of Item 2. "Management's Discussion and Analysis" for additional details) as of September 30, 2011.
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
The following tables provide additional information related to Wells REIT II’s interest rate swaps as of September 30, 2011 and December 31, 2010 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(15,248)	$(11,222)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(51,853)	$(37,208)

Wells REIT II applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate (“LIBOR”) information, and reasonable estimates about relevant future market conditions. The fair value of Wells REIT II’s interest rate swaps were $(67.1) million and $(48.4) million at September 30, 2011 and December 31, 2010, respectively. Please refer to the Interest Rate Swap Agreements disclosure below for additional details.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$(3,198)	$(2,311)	$(4,025)	$(6,709)
Loss on interest rate swaps recognized through earnings	$(14,774)	$(9,885)	$(22,219)	$(29,068)
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
Wells TRS II, LLC (“Wells TRS”) and Wells KCP TRS, LLC ("Wells KCP TRS") are wholly owned subsidiaries of Wells REIT II, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS and Wells KCP TRS as taxable REIT subsidiaries. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through Wells TRS or Wells KCP TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Noncontrolling Interests
Nonredeemable noncontrolling interests are presented separately in the consolidated statements of equity and represent equity interests of consolidated subsidiaries that are not owned by Wells REIT II. Nonredeemable noncontrolling interests are adjusted for contributions, distributions, and earnings attributable to the nonredeemable noncontrolling interests in the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint venturers in accordance with the terms of the respective joint venture agreements. Earnings allocated to such nonredeemable noncontrolling interest holders are recorded as net (income) loss attributable to nonredeemable noncontrolling interests in the accompanying consolidated statements of operations.
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
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the U.S. GAAP and IFRS definition of “fair value,” the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells REIT II on December 15, 2011. Wells REIT II expects that the adoption of ASU 2011-04 will not have a material impact on Wells REIT II's consolidated financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of

ASU 2011-05 is effective for Wells REIT II on December 15, 2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. Wells REIT II expects that the adoption of ASU 2011-05 will not have a material impact on Wells REIT II's consolidated financial statements or disclosures.

3.	Real Estate Acquisitions
 During the nine months ended September 30, 2011, Wells REIT II acquired interests in the following properties (in thousands):

						Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price	Lease Details
Market Square Buildings	Washington, DC	N/A	3/7/2011	$152,629	$412,548	$45,858	$12,031	$(19,680)	$603,386	(1)
544 Lakeview(2)	Vernon Hills	IL	4/1/2011	3,006	3,100	—	—	—	6,106	(3)
				$155,635	$415,648	$45,858	$12,031	$(19,680)	$609,492

(1)	As of the acquisition date, the Market Square Buildings were 96.2% leased to 41 tenants, including Fulbright and Jaworski (18.8%), Shearman and Sterling (16.6%), and Edison Electric Institute (11.3%).

(2)
Wells REIT II acquired a 50% controlling interest in a consolidated joint venture that owns 100% of 544 Lakeview by paying cash of $0.9 million and assuming (i) a mortgage note of $9.1 million, which is included on the consolidated balance sheets as of September 30, 2011, net of discount of $0.4 million, and (ii) escrow balances of approximately $3.2 million.

(3)	As of the acquisition date, the Lakeview Building is vacant.
Wells REIT II recognized revenues of $26.2 million and a net loss of $12.6 million from the Market Square Buildings acquisition for the period from March 7, 2011 through September 30, 2011. Wells REIT II recognized acquisition-related expenses associated with the Market Square Buildings acquisition of $9.4 million, all of which are recorded as acquisition fees and expenses in the accompanying consolidated statements of operations for the nine months ended September 30, 2011. Please refer to Note 2. Summary of Significant Accounting Policies for a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information for Market Square Buildings Acquisition
The following unaudited pro forma statement of operations presented for the three and nine months ended September 30, 2011 and 2010 have been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011 and January 1, 2010, respectively. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 or January 1, 2010. The acquisition of 544 Lakeview is immaterial and, as a result, was not taken into consideration when preparing the following pro forma financial information (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues	$158,403	$156,036	$465,950	$449,205
Net income (loss) attributable to common stockholders	$5,102	$(264)	$(382)	$(15,392)

4.	Line of Credit and Notes Payable
As of September 30, 2011 and December 31, 2010, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable, see Note 5. Bonds Payable, in thousands):

Facility	September 30, 2011	December 31, 2010
Market Square mortgage note	$325,000	$—
JPMorgan Chase Credit Facility	220,500	72,000
222 E. 41st Street Building mortgage note	173,032	164,151
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
80 Park Plaza Building mortgage note	64,010	60,894
263 Shuman Boulevard Building mortgage note	49,000	49,000
One West Fourth Street Building mortgage note	40,061	41,537
SanTan Corporate Center mortgage notes	39,000	39,000
Highland Landmark Building mortgage note	33,840	33,840
Three Glenlake Building mortgage note	25,880	25,721
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,673	—
Manhattan Towers Building mortgage note	—	75,000
Cranberry Woods Drive mortgage note	—	63,396
800 North Frederick Building mortgage note	—	46,400
Total indebtedness	$1,194,996	$886,939
On July 8, 2011, Wells REIT II entered an amendment to the JPMorgan Chase Credit Facility (the “JPMorgan Chase Credit Facility Amendment”) with JPMorgan Chase Bank (the "JPMorgan Chase Bank") to, among other things, (i) extend the maturity date of the facility to May 7, 2015, (ii) enable Wells REIT II to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria, and (iii) reduce the interest rate and the facility fee as described below. Except as noted above and described below, the terms of the facility remain materially unchanged by the amendment.
The JPMorgan Chase Credit Facility Amendment provides for interest costs to be incurred based on, at the option of Wells REIT II, the LIBOR for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.25% to 2.05% (the “LIBOR Rate”) or at the alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the “Base Rate”). The alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is based on Wells REIT II's applicable credit rating (as defined in the facility agreement). Additionally, Wells REIT II must pay a per-annum facility fee on the aggregate revolving commitment (used or unused) ranging from 0.25% to 0.45% based on Wells REIT II's applicable credit rating.
In the third quarter of 2011, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Cranberry Woods Drive mortgage note ($63.4 million) and the 800 North Frederick Building mortgage note ($46.4 million). On September 6, 2011, Wells REIT II settled the Manhattan Towers mortgage note by transferring the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its mortgagee through a deed in lieu of foreclosure transaction. As a result of this transaction, Wells REIT II recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million, which are included in loss on disposition of discontinued operations in the statement of operations. During the nine months ended September 30, 2011 and 2010, Wells REIT II also made interest payments of approximately $34.2 million and $31.8 million, respectively, including amounts capitalized of $0.0 million and $0.5 million, respectively.

The estimated fair value of Wells REIT II’s notes payable as of September 30, 2011 and December 31, 2010 was approximately $1,251.3 million and $915.9 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
As of September 30, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding line of credit and notes payable obligations.

5.	Bonds Payable
On April 4, 2011, Wells REIT II sold $250.0 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value. These notes, and the equivalent notes issued in exchange therefor (as described below), are referred to as the 2018 Bonds Payable (the "2018 Bonds Payable").Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date. No interest payments were made on the 2018 Bonds Payable during the nine months ended September 30, 2011.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture (the "Indenture") include:

•
limits to Wells REIT II's ability to merge or consolidate with another entity or transfer all or substantially all of Wells REIT II’s property and assets, subject to important exceptions and qualifications;

•	a limitation on the ratio of debt to total assets, as defined, to 60%;

•
limits to Wells REIT II's ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters is less than 1.5:1 on a pro forma basis;

•	limits to Wells REIT II's ability to incur liens if, on an aggregate basis for Wells REIT II, the secured debt amount would exceed 40% of the value of the total assets; and

•	a requirement that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of September 30, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable.
The 2018 Bonds Payable were originally issued through a private offering. On September 12, 2011, Wells OP II completed its offer to exchange the 2018 Bonds Payable, for equivalent bonds issued in an offering registered under the Securities Act of 1933, as amended.
The estimated fair value of Wells REIT II’s 2018 Bonds Payable as of September 30, 2011 was approximately $251.2 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2011, no tenants have exercised such options that had not been materially satisfied.
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

7.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine months ended September 30,
	2011	2010
Other assets assumed upon acquisition of properties	$3,202	$—
Other liabilities assumed upon acquisition of property	$1,174	$6,878
Notes payable assumed upon acquisition of properties	$8,607	$—
Noncash interest accruing to notes payable	$11,809	$11,104
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$(4,025)	$(6,709)
Accrued capital expenditures and deferred lease costs	$6,191	$1,547
Accrued deferred financing costs	$63	$—
Accrued redemptions of common stock	$1,629	$272
Settlement of redeemable noncontrolling interest through issuance of common stock	$13	$—
Other offering costs due to affiliate	$—	$56
Discounts applied to issuance of common stock	$—	$4,524
Decrease in redeemable common stock	$(23,783)	$(627,038)
Transfer of Manhattan Towers to lender affiliate in settlement of mortgage note	$75,000	$—
Transfer of development authority bond and corresponding capital lease in connection with sale of New Manchester One	$—	$18,000

8.	Related-Party Transactions and Agreements
Advisory Agreement
Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the “Advisory Agreement”). WREAS II has executed master services agreements with Wells Capital and Wells Management Company, Inc. ("Wells Management") whereby WREAS II may retain the use of Wells Capital’s and Wells Management’s employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II’s performance of services and any amounts payable to Wells REIT II in connection therewith. The Advisory Agreement expires on December 31, 2011 and may be terminated, without cause or penalty, by either party upon providing 60 days’ prior written notice to the other party.
Under the terms of the Advisory Agreement, Wells REIT II incurs fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•	Reimbursement of organization and offering costs paid by WREAS II and its affiliates on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds.

•
Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations. Effective August 1, 2011, acquisition fees have been incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2011 calendar year exceed 2% of total gross offering proceeds. Wells REIT II also reimburses WREAS II and its affiliates for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

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

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses other than the signing bonus paid to E. Nelson Mills upon his appointment as President of Wells REIT II) and other employee-related expenses of WREAS II and its affiliates’ employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the Advisor of “portfolio general and administrative expenses” and “personnel expenses,” as defined, to the extent they would exceed $18.7 million and $10.5 million, respectively, for the period from January 1, 2011 through December 31, 2011.

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

•
Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders’ invested capital, plus an 8% per annum, cumulative return of invested capital, which fee is payable only if the shares of common stock of Wells REIT II are not listed on an exchange.

•
Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital, plus an 8% per annum, cumulative return on invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Effective November 8, 2011, the date of Wells REIT II's net asset value publication, asset management fees will be calculated based on the lesser of (i) the amount determined in accordance with the agreement as described above or (ii) the aggregate value of Wells REIT II's interest in the properties and joint ventures as established with the most recent asset-based valuation.
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
Assignment of Management Agreement
Effective January 1, 2011, Wells Management assigned all of its rights, title, and interest in the Management Agreement to WREAS II, and Wells REIT II consented to such assignment. As part of this assignment, Wells Management has guaranteed the performance of all of WREAS II’s obligations under the Management Agreement. Pursuant to its terms, the Management Agreement was renewed on October 24, 2011 for an additional one-year term.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Asset management fees	$8,125	$7,802	$23,969	$22,724
Administrative reimbursements, net(1)	2,913	2,682	9,337	9,565
Property management fees	1,350	874	3,566	2,686
Acquisition fees	—	1,933	1,307	8,853
Construction fees(4)	60	33	109	157
Commissions, net of discounts(2)(3)	—	3,762	—	21,926
Dealer-manager fees, net of discounts(2)	—	1,380	—	7,842
Other offering costs(2)	—	269	—	4,447
Total	$12,448	$18,735	$38,288	$78,200

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.2 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $3.0 million and 2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Commissions, dealer-manager fees, and other offering costs were charged against equity as incurred.

(3)	Substantially all commissions were re-allowed to participating broker/dealers during 2010.

(4)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party incentive fees, listing fees, disposition fees or leasing commissions during the three months and nine months ended September 30, 2011 and 2010, respectively.

Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	December 31, 2010
Administrative reimbursements	$1,160	$1,551
Asset and property management fees	465	2,924
Commissions and dealer-manager fees	—	4
	$1,625	$4,479
Economic Dependency
Wells REIT II has engaged WREAS II and Wells Management to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II is dependent upon WREAS II, Wells Capital, and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF’s subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of September 30, 2011, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its current and future obligations as they become due.
9.     Comprehensive Income (Loss)
The detail of comprehensive loss is provided below for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income	$5,106	$4,721	$3,043	$383
Market value adjustment to interest rate swap	(3,198)	(2,311)	(4,025)	(6,709)
Comprehensive income (loss)	1,908	2,410	(982)	(6,326)
Less: Comprehensive income attributable to noncontrolling interests	(4)	(18)	(11)	(59)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$1,904	$2,392	$(993)	$(6,385)

10.	Discontinued Operations
In accordance with GAAP, gains and losses from the disposition of certain real estate assets and the related historical operating results are required to be included in a separate section, discontinued operations, in the consolidated statements of operations for all periods presented. On September 6, 2011, Wells REIT II transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt. On September 15, 2010, Wells REIT II sold New Manchester One, an industrial property located in Douglasville, Georgia, for $15.3 million. The revenues and expenses of the Manhattan Towers property and New Manchester One are presented below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$404	$2,007	$1,511	$5,882
Tenant reimbursements	5	533	61	1,521
Other property income	42	—	42	—
	451	2,540	1,614	7,403

Expenses:
Property operating costs	382	921	1,842	2,649
Asset and property management fees	5	178	18	531
Depreciation	305	498	1,193	1,553
Amortization	18	476	65	1,428
General and administrative	61	58	168	104
Total expenses	771	2,131	3,286	6,265
Real estate operating loss	(320)	409	(1,672)	1,138
Other income (expense):
Interest expense	(740)	(1,368)	(2,900)	(4,127)
Interest and other income	1	270	1	810
Loss from discontinued operations	(1,059)	(689)	(4,571)	(2,179)
Loss on sale of real estate assets	—	(130)	—	(130)
Impairment loss on real estate assets	(5,817)	—	(5,817)	—
Gain on early extinguishment of debt	13,522	—	13,522	—
Gain (loss) from discontinued operations	$6,646	$(819)	$3,134	$(2,309)

11.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On April 4, 2011, Wells OP II generated net proceeds of $246.7 million from its sale of the 2018 Bonds Payable (see Note 5. Bonds Payable).
The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%. The 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million on the accompanying consolidated balance sheets. This discount is accreted on the effective interest method, as additional interest expense from the date of issuance through the maturity date in April 2018 of the 2018 Bonds Payable. The net proceeds from the issuance of the 2018 Bonds Payable in the amount of $246.7 million were used to repay a portion of the JPMorgan Chase Bridge Loan ("the JPMorgan Chase Bridge Loan") , which was used to finance a portion of the March 2011 acquisition of the Market Square Buildings.
The 2018 Bonds Payable are guaranteed by Wells REIT II and certain direct and indirect subsidiaries of each of Wells REIT II and Wells OP II.
In accordance with SEC Rule 3-10(d) Wells REIT II includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Wells OP II) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Wells OP II) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Wells REIT II);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II’s condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010 (in thousands) as well as its condensed consolidating statements of operations (in thousands) for the three and nine month periods ended September 30, 2011 and 2010; and its condensed consolidating statements of cash flows (in thousands), each for the nine months ended September 30, 2011 and 2010.

Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets
Real estate assets, at cost
Land	$—	$—	$199,824	$516,048	$—	$715,872
Building and improvements	—	—	1,392,591	2,126,073	—	3,518,664
Intangible lease assets	—	—	154,743	256,135	—	410,878
Construction in progress	—	—	3,105	3,544	—	6,649
Total real estate assets	—	—	1,750,263	2,901,800	—	4,652,063

Cash and cash equivalents	11,029	5,735	4,757	10,288	—	31,809
Investment in subsidiaries	3,458,442	2,950,695	—	—	(6,409,137)	—
Tenant receivables, net of allowance	—	—	54,630	74,527	(5,988)	123,169
Prepaid expenses and other assets	1,418	200,074	2,088	28,085	(200,741)	30,924
Deferred financing costs	—	8,849	—	3,447	—	12,296
Intangible lease origination costs	—	—	137,230	106,241	—	243,471
Deferred lease costs	—	—	14,454	51,191	—	65,645
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Total assets	$3,470,889	$3,165,353	$2,429,422	$3,355,579	$(6,615,866)	$5,805,377

Liabilities
Lines of credit and notes payable	$—	$220,500	$148,150	$1,026,966	$(200,620)	$1,194,996
Bonds payable	—	248,363	—	—	—	248,363
Accounts payable, accrued expenses, and accrued capital expenditures	1,667	8,575	16,842	112,372	(5,988)	133,468
Due to affiliates	(66)	(210)	1,198	824	(121)	1,625
Deferred income	—	—	20,176	15,615	—	35,791
Intangible lease liabilities	—	—	40,562	53,466	—	94,028
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Total liabilities	1,601	477,228	692,928	1,389,243	(206,729)	2,354,271

Redeemable common stock	137,406	—	—	—	—	137,406

Stockholders’ Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,331,882	2,688,125	1,736,494	1,966,011	(6,409,137)	3,313,375

Nonredeemable noncontrolling interests	—	—	—	325	—	325

Total equity	3,331,882	2,688,125	1,736,494	1,966,336	(6,409,137)	3,313,700

Total liabilities, redeemable common stock, and equity	$3,470,889	$3,165,353	$2,429,422	$3,355,579	$(6,615,866)	$5,805,377

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets
Real estate assets, at cost
Land	$—	$—	$199,825	$371,871	$—	$571,696
Building and improvements	—	—	1,423,546	1,802,162	—	3,225,708
Intangible lease assets	—	—	181,085	247,055	—	428,140
Construction in progress	—	—	2,424	2,071	—	4,495
Total real estate assets	—	—	1,806,880	2,423,159	—	4,230,039

Cash and cash equivalents	8,281	11,074	8,250	11,277	—	38,882
Investment in subsidiaries	3,623,220	3,386,229	—	—	(7,009,449)	—
Tenant receivables, net of allowance	—	—	49,495	62,487	(3,925)	108,057
Prepaid expenses and other assets	—	196,062	988	21,205	(195,555)	22,700
Deferred financing costs	—	5,679	—	4,148	—	9,827
Intangible lease origination costs	—	—	154,923	114,991	—	269,914
Deferred lease costs	—	—	11,218	35,048	—	46,266
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Total assets	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Liabilities
Lines of credit and notes payable	$—	$72,000	$149,361	$861,133	$(195,555)	$886,939
Accounts payable, accrued expenses, and accrued capital expenditures	137	966	19,132	86,387	(3,925)	102,697
Due to affiliates	—	2,614	1,217	648	—	4,479
Deferred income	—	—	10,988	15,415	—	26,403
Intangible lease liabilities	—	—	45,895	42,039	—	87,934
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Total liabilities	137	75,580	692,593	1,185,622	(199,480)	1,754,452

Redeemable common stock	161,189	—	—	—	—	161,189

Stockholders’ Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,470,175	3,523,464	1,805,161	1,666,346	(7,009,449)	3,455,697

Nonredeemable noncontrolling interests	—	—	—	347	—	347

Total equity	3,470,175	3,523,464	1,805,161	1,666,693	(7,009,449)	3,456,044

Total liabilities, redeemable common stock, and equity	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$52,155	$70,058	$(1,293)	$120,920
Tenant reimbursements	—	—	9,699	17,769	—	27,468
Hotel income	—	—	—	6,271	—	6,271
Other property income	151	38	209	3,683	(337)	3,744
	151	38	62,063	97,781	(1,630)	158,403

Expenses:
Property operating costs	—	—	16,326	29,509	(148)	45,687
Hotel operating costs	—	—	—	6,294	(1,293)	5,001
Asset & property management fees:
Related-party	7,952	—	380	1,327	(189)	9,470
Other	—	—	443	253	—	696
Depreciation	—	—	11,609	18,708	—	30,317
Amortization	—	—	11,817	17,633	—	29,450
General and administrative	—	4,583	267	1,264	—	6,114
Acquisition fees and expenses	—	—	—	29	—	29
	7,952	4,583	40,842	75,017	(1,630)	126,764

Real estate operating income (loss)	(7,801)	(4,545)	21,221	22,764	—	31,639

Other income (expense):
Interest expense	(11)	(6,264)	(10,087)	(16,738)	4,440	(28,660)
Interest and other income	26	4,717	7,307	2,707	(4,440)	10,317
Loss on interest rate swap	—	—	—	(14,774)	—	(14,774)
Income from equity investment	12,887	18,980	—	—	(31,867)	—
	12,902	17,433	(2,780)	(28,805)	(31,867)	(33,117)

Income (loss) before income tax (expense) benefit	5,101	12,888	18,441	(6,041)	(31,867)	(1,478)
Income tax (expense) benefit	—	—	(91)	29	—	(62)
Gain (loss) from continuing operations	5,101	12,888	18,350	(6,012)	(31,867)	(1,540)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(1,059)	—	(1,059)
Gain on disposition of discontinued operations	—	—	—	7,705	—	7,705
Gain from discontinued operations	—	—	—	6,646	—	6,646
Net income (loss)	5,101	12,888	18,350	634	(31,867)	5,106

Less: Net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)

Net income (loss) attributable to the common stockholders of Wells REIT II	$5,101	$12,888	$18,350	$630	$(31,867)	$5,102

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$52,078	$61,540	$(1,103)	$112,515
Tenant reimbursements	—	—	8,852	17,227	—	26,079
Hotel income	—	—	—	5,501	—	5,501
Other property income	—	42	7	667	(231)	485
	—	42	60,937	84,935	(1,334)	144,580

Expenses:
Property operating costs	—	—	15,574	27,183	(189)	42,568
Hotel operating costs	—	—	—	5,602	(1,103)	4,499
Asset & property management fees:
Related-party	7,629	—	234	711	(42)	8,532
Other	—	—	568	443	—	1,011
Depreciation	—	—	11,204	14,941	—	26,145
Amortization	—	—	12,116	16,336	—	28,452
General and administrative	69	4,592	308	1,056	—	6,025
Acquisition fees and expenses	1,931	—	—	150	—	2,081
	9,629	4,592	40,004	66,422	(1,334)	119,313

Real estate operating income (loss)	(9,629)	(4,550)	20,933	18,513	—	25,267

Other income (expense):
Interest expense	—	(1,478)	(10,117)	(14,925)	4,888	(21,632)
Interest and other income	46	4,897	7,314	4,532	(4,888)	11,901
Loss on interest rate swap	—	—	—	(9,885)	—	(9,885)
Income from equity investment	14,277	12,009	—	—	(26,286)	—
	14,323	15,428	(2,803)	(20,278)	(26,286)	(19,616)

Income (loss) before income tax expense	4,694	10,878	18,130	(1,765)	(26,286)	5,651
Income tax expense	—	—	(23)	(88)	—	(111)
Gain (loss) from continuing operations	4,694	10,878	18,107	(1,853)	(26,286)	5,540

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(689)	—	(689)
Loss on sale of discontinued operations	—	—	—	(130)	—	(130)
Loss from discontinued operations	—	—	—	(819)	—	(819)
Net income (loss)	4,694	10,878	18,107	(2,672)	(26,286)	4,721

Less: Net income attributable to noncontrolling interests	—	—	—	(19)	—	(19)

Net income (loss) attributable to the common stockholders of Wells REIT II	$4,694	$10,878	$18,107	$(2,691)	$(26,286)	$4,702

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$155,759	$205,123	$(3,827)	$357,055
Tenant reimbursements	—	—	26,619	51,871	—	78,490
Hotel income	—	—	—	15,638	—	15,638
Other property income	151	109	704	5,735	(672)	6,027
	151	109	183,082	278,367	(4,499)	457,210

Expenses:
Property operating costs	—	—	46,965	86,505	(412)	133,058
Hotel operating costs	—	—	—	17,109	(3,827)	13,282
Asset & property management fees:
Related-party	23,188	—	912	3,686	(260)	27,526
Other	—	—	1,498	836	—	2,334
Depreciation	—	—	34,748	53,597	—	88,345
Amortization	—	—	37,759	53,571	—	91,330
General and administrative	43	14,157	1,709	3,279	—	19,188
Acquisition fees and expenses	1,307	—	—	9,942	—	11,249
	24,538	14,157	123,591	228,525	(4,499)	386,312

Real estate operating income (loss)	(24,387)	(14,048)	59,491	49,842	—	70,898

Other income (expense):
Interest expense	(11)	(22,277)	(30,285)	(42,032)	13,115	(81,490)
Interest and other income	2,079	13,381	21,923	8,115	(13,115)	32,383
Loss on interest rate swap	—	—	—	(22,219)	—	(22,219)
Income from equity investment	25,350	53,071	—	—	(78,421)	—
	27,418	44,175	(8,362)	(56,136)	(78,421)	(71,326)

Income (loss) before income tax (expense) benefit	3,031	30,127	51,129	(6,294)	(78,421)	(428)
Income tax (expense) benefit	—	—	(134)	471	—	337
Gain (loss) from continuing operations	3,031	30,127	50,995	(5,823)	(78,421)	(91)

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(4,571)	—	(4,571)
Gain (loss) on disposition of discontinued operations	—	—	—	7,705	—	7,705
Gain from discontinued operations	—	—	—	3,134	—	3,134
Net income (loss)	3,031	30,127	50,995	(2,689)	(78,421)	3,043

Less: Net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)

Net income (loss) attributable to the common stockholders of Wells REIT II	$3,031	$30,127	$50,995	$(2,700)	$(78,421)	$3,032

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental Income	$—	$—	$155,760	$175,080	$(3,309)	$327,531
Tenant reimbursements	—	—	25,637	46,059	—	71,696
Hotel income	—	—	—	14,900	—	14,900
Other property income	—	67	296	1,448	(558)	1,253
	—	67	181,693	237,487	(3,867)	415,380

Expenses:
Property operating costs	—	—	46,563	76,770	(491)	122,842
Hotel operating costs	—	—	—	16,259	(3,309)	12,950
Asset & property management fees:
Related-party	22,203	—	694	2,153	(67)	24,983
Other	—	—	1,657	1,289	—	2,946
Depreciation	—	—	33,312	40,485	—	73,797
Amortization	—	—	36,636	49,187	—	85,823
General and administrative	182	15,883	669	1,653	—	18,387
Acquisition fees and expenses	8,852	—	206	691	—	9,749
	31,237	15,883	119,737	188,487	(3,867)	351,477

Real estate operating income (loss)	(31,237)	(15,816)	61,956	49,000	—	63,903

Other income (expense):
Interest expense	—	(3,607)	(30,372)	(41,709)	11,415	(64,273)
Interest and other income	111	11,455	21,928	9,946	(11,415)	32,025
Loss on interest rate swap	—	—	—	(29,068)	—	(29,068)
Income from equity investment	31,455	31,825	—	—	(63,280)	—
	31,566	39,673	(8,444)	(60,831)	(63,280)	(61,316)

Income (loss) before income tax (expense) benefit	329	23,857	53,512	(11,831)	(63,280)	2,587
Income tax (expense) benefit	—	—	(63)	168	—	105
Gain (loss) from continuing operations	329	23,857	53,449	(11,663)	(63,280)	2,692

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(2,179)	—	(2,179)
Loss on sale of discontinued operations	—	—	—	(130)	—	(130)
Loss from discontinued operations	—	—	—	(2,309)	—	(2,309)
Net income (loss)	329	23,857	53,449	(13,972)	(63,280)	383

Less: Net income attributable to noncontrolling interests	—	—	—	(59)	—	(59)

Net income (loss) attributable to the common stockholders of Wells REIT II	$329	$23,857	$53,449	$(14,031)	$(63,280)	$324

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flow from operations	$859	$(60,743)	$137,365	$130,935	$208,416

Cash from investing activities:
Investment in real estate and related assets	(604,126)	—	(11,297)	(34,500)	(649,923)
Net cash used in investing activities	(604,126)	—	(11,297)	(34,500)	(649,923)

Cash from financing activities:
Borrowings, net of fees	—	1,165,529	—	324,371	1,489,900
Repayments	—	(780,500)	—	(111,272)	(891,772)
Redemption of noncontrolling interest	—	(87)	—	—	(87)
Distributions	(202,871)	—	—	(33)	(202,904)
Intercompany transfers, net	769,512	(329,538)	(129,561)	(310,413)	—
Issuance of common stock, net of redemptions and fees	39,374	—	—	—	39,374
Net cash provided by (used in) financing activities	606,015	55,404	(129,561)	(97,347)	434,511

Net (decrease) increase in cash and cash equivalents	2,748	(5,339)	(3,493)	(912)	(6,996)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(77)	(77)
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$11,029	$5,735	$4,757	$10,288	$31,809

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)		Guarantors		Non-Guarantors	Wells REIT II (Consolidated)
Cash flow from operations	$(9,820)	$(45,508)		$126,833		$117,198	$188,703

Cash from investing activities:
Investment in real estate and related assets	(12,145)	(242,636)		(8,319)		(11,532)	(274,632)
Net proceeds from the sale of real estate assets	15,250	—	—	—	—	—	15,250
Net cash used in investing activities	3,105	(242,636)		(8,319)		(11,532)	(259,382)

Cash from financing activities:
Borrowings, net of fees	—	48,686		—		—	48,686
Repayments	—	—		—		(146,264)	(146,264)
Distributions	(233,215)	—		—		(235)	(233,450)
Intercompany transfers	(151,296)	228,593		(119,327)		42,030	—
Issuance of common stock, net of fees	352,479	—		—		—	352,479
Net cash provided by financing activities	(32,032)	277,279		(119,327)		(104,469)	21,451

Net (decrease) increase in cash and cash equivalents	(38,747)	(10,865)		(813)		1,197	(49,228)
Effect of foreign exchange rate on cash and cash equivalents	—	—		—		41	41
Cash and cash equivalents, beginning of period	60,919	24,241		8,292		9,273	102,725
Cash and cash equivalents, end of period	$22,172	$13,376		$7,479		$10,511	$53,538

12.	Subsequent Event
Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following item in addition to those disclosed elsewhere in this report:
Declaration of Distributions
On November 4, 2011, Wells REIT II's board of directors declared distributions for the fourth quarter of 2011 in the amount of $0.125 (12.5 cents) per-share on the outstanding shares of common stock payable to stockholders of record as of December 15, 2011. These distributions will be paid in December 2011.

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

•
On April 4, 2011, we issued $250.0 million of our seven-year, investment-grade, unsecured senior bonds at 99.295 percent of their face value. The coupon interest rate of the bonds is 5.875% per annum, which is subject to adjustment in certain circumstances. We used the bond proceeds to repay amounts drawn on a $300.0 million bridge loan that was used to fund a portion of the purchase price of the Market Square Buildings.

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
Short-term Liquidity and Capital Resources
In determining how and when to allocate cash resources, we initially consider the source of the cash. We expect to continue to use substantially all net operating cash flows to fund distributions to stockholders. We expect to continue to use a portion of our future DRP proceeds to fund future share redemptions (subject to the limitations of our share redemption program), and to make residual DRP proceeds available to fund capital improvements required for our properties and to fund additional real estate investments.
The amount of distributions that we pay to our common stockholders is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. When evaluating funds available for stockholder distributions, we consider net cash provided by operating activities, as presented in the accompanying GAAP-basis consolidated statements of cash flows, adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition fees and expenses.
During the nine months ended September 30, 2011, we generated net cash flows from operating activities of $208.4 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. Such net cash flows from operating activities are also reduced for acquisition-related costs of $11.2 million. During the same period, we paid total distributions to stockholders, including $98.0 million reinvested in our common stock pursuant to our DRP, of $202.9 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders.
In the first quarter of 2011, we acquired the Market Square Buildings for approximately $603.4 million using primarily short-term borrowings. In the second quarter of 2011, we repaid these short-term borrowings with long-term, fixed rate borrowings, which included approximately $250.0 million from 7-year, unsecured bonds, and approximately $325.0 million from a 12-year mortgage secured by the Market Square Buildings. On July 8, 2011, we amended our JPMorgan Chase Credit Facility to extend the maturity date until May 2015 at more favorable terms. During the nine months ended September 30, 2011, we also generated proceeds from the sale of common stock under our DRP, net of acquisition fees and share redemptions, of $28.1 million, a portion of which was used to fund capital expenditures and leasing costs for our properties.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of October 31, 2011, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $277.0 million.

Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will continue to include stockholder distributions; redemptions of shares of our common stock under our share redemption program; capital expenditures, such as building improvements, tenant improvements, and leasing costs; repaying or refinancing debt, and selective property acquisitions, either directly or through investments in joint ventures.
We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of September 30, 2011, our debt-to-real-estate-asset ratio was approximately 24.8%.
Our board of directors has elected to maintain the quarterly stockholder distribution rate at $0.125 per-share for both the third and fourth quarters of 2011 (fourth quarter 2011 distributions will be paid in December 2011). While operational cash flow from our properties remains strong, economic downturns in our markets or in the particular industries in which our tenants operate could adversely impact the ability of our tenants to make lease payments and our ability to re-lease space on favorable terms when leases expire, either of which circumstance could adversely affect our ability to fund future distributions to stockholders. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.
Debt Covenants
Our portfolio debt instruments, the JPMorgan Chase Credit Facility and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of September 30, 2011:

		Actual Performance
	Covenant Level	September 30, 2011
Credit Facility (as defined in the JPMorgan Chase Credit Facility Amendment):
Total debt to total asset value ratio	Less than 50%	29%
Secured debt to total asset value ratio	Less than 40%	19%
Fixed charge coverage ratio	Greater than 1.75x	4.51x
Unencumbered interest coverage ratio	Greater than 2.0x	8.72x
Unencumbered asset coverage ratio	Greater than 2.0x	4.50x
Unsecured Senior Notes due 2018 (as defined in the Indenture):
Aggregate debt test	Less than 60%	24%
Debt service test	Greater than 1.5x	5.00x
Secured debt test	Less than 40%	16%
Maintenance of total unencumbered assets	Greater than 150%	845%
We were in compliance with all of our debt covenants as of September 30, 2011. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of September 30, 2011, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter
Debt obligations	$1,445,422	$506	$64,561	$325,035	$1,055,320
Interest obligations on debt(1)	492,617	19,620	146,686	126,067	200,244
Capital lease obligations(2)	646,000	—	526,000	—	120,000
Operating lease obligations	228,455	1,246	5,233	5,260	216,716
Total	$2,812,494	$21,372	$742,480	$456,362	$1,592,280

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $30.0 million during the nine months ended September 30, 2011, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of September 30, 2011, we owned controlling interests in 71 office properties, which were approximately 94.3% leased, and one hotel. Our real estate operating results have increased for the nine months ended September 30, 2011, as compared to the same period of 2010, primarily due to acquiring properties in 2010 and in the first quarter of 2011. In the near term, we expect future real estate operating income to continue to increase as compared to prior-year levels as a result of the acquisition of the Market Square Buildings for approximately $603.4 million in March of 2011.
Comparison of the three months ended September 30, 2010 versus the three months ended September 30, 2011
Continuing Operations
Rental income increased from $112.5 million for the three months ended September 30, 2010 to $120.9 million for the three months ended September 30, 2011, primarily due to properties acquired or placed in service during 2010 and 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs increased from $26.1 million and $42.6 million, respectively, for the three months ended September 30, 2010 to $27.5 million and $45.7 million, respectively, for the three months ended September 30, 2011, primarily due to properties acquired or placed in service during 2010 and 2011. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, increased slightly from $1.0 million for the three months ended September 30, 2010 to $1.3 million for the three months ended September 30, 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriott hotel.
Other property income increased from $0.5 million for the three months ended September 30, 2010 to $3.7 million for the three months ended September 30, 2011, primarily due to fees earned in connection with lease terminations. Future other property income fluctuations are expected to primarily relate to future lease restructuring activities.
Asset and property management fees increased from $9.5 million for the three months ended September 30, 2010 to $10.2 million for the three months ended September 30, 2011, primarily due to properties acquired and placed into service during 2010 and 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) beginning in April 2011 as a result of the March 2011 acquisition of the Market Square Buildings for $603.4 million. Effective November 8, 2011, the date of our net asset value publication, asset management fees will be based on the lesser of (i) gross cost, as defined by the Advisory Agreement, or (ii) the aggregate value of our investment in the properties and joint ventures as established with the most recent asset-based valuation. Please refer to Note 8. Related-Party Transactions and

Agreements in the accompanying consolidated financial statements for additional details.
Depreciation increased from $26.1 million for the three months ended September 30, 2010 to $30.3 million for the three months ended September 30, 2011, primarily due to growth in the portfolio in 2010 and 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization increased from $28.5 million for the three months ended September 30, 2010 to $29.5 million for the three months ended September 30, 2011, primarily due to growth in the portfolio in 2010 and 2011. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to increase in future periods due to owning new properties for a full period.
General and administrative expenses remained relatively stable at $6.0 million for the three months ended September 30, 2010 and $6.1 million for the three months ended September 30, 2011.
Acquisition fees and expenses decreased from $2.1 million for the three months ended September 30, 2010 to $0.0 million for the three months ended September 30, 2011, primarily due to the closing of the Third Offering effective June 30, 2010 and changing the manner in which acquisition fees are incurred. Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may acquisition fees cause total acquisition fees for the 2011 calendar year to exceed 2% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense increased from $21.6 million for the three months ended September 30, 2010 to $28.7 million for the three months ended September 30, 2011, primarily due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income decreased from $11.9 million for the three months ended September 30, 2010 to $10.3 million for the three months ended September 30, 2011, primarily due to recovering a tax payment made in connection with a prior-period acquisition in 2010. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.9 years as of September 30, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $9.9 million for the three months ended September 30, 2010, compared with a loss of $14.8 million for the three months ended September 30, 2011. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
We recognized net income attributable to Wells REIT II of $4.7 million ($0.01 per share) for the three months ended September 30, 2010, as compared to net income of $5.1 million ($0.01 per share) for the three months ended September 30, 2011. The increase in earnings is primarily due to growth in the portfolio in 2010 and 2011. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at a level similar to the third quarter 2011 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations
In the third quarter of 2011, we transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction. As a result, we recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million, which are included in gain (loss) on disposition of discontinued operations in the statement of operations. In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for $15.3 million, which resulted in a loss on sale of $0.2 million. In accordance with GAAP, we have classified the results of operations related to Manhattan Towers and New Manchester One as discontinued operations for all periods presented. As a result, earnings from discontinued operations increased from a loss of $(0.8) million for the three months ended September 30, 2010 to a gain of $6.6 million for the three months ended September 30, 2011 due to disposing of Manhattan Towers in the third quarter of 2011.

Comparison of the nine months ended September 30, 2010 versus the nine months ended September 30, 2011
Continuing Operations
Rental income increased from $327.5 million for the nine months ended September 30, 2010 to $357.1 million for the nine months ended September 30, 2011, primarily due to properties acquired or placed in service during 2010 and the first three months of 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs increased from $71.7 million and $122.8 million, respectively, for the nine months ended September 30, 2010 to $78.5 million and $133.1 million, respectively, for the nine months ended September 30, 2011, primarily due to properties acquired or placed in service during 2010 and 2011. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, increased from approximately $2.0 million for the nine months ended September 30, 2010 to $2.4 million for the nine months ended September 30, 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio similar to that offered by the Key Center Marriott hotel.
Other property income increased from $1.2 million for the nine months ended September 30, 2010 to $6.0 million for the nine months ended September 30, 2011, primarily due to fees earned in connection with lease terminations. Fluctuations in other property income in the future are expected to primarily relate to future lease restructuring activities.
Asset and property management fees increased from $27.9 million for the nine months ended September 30, 2010 to $29.9 million for the nine months ended September 30, 2011, primarily due to properties acquired and placed into service during 2010 and 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) beginning in April 2011 as a result of the March 2011 acquisition of the Market Square Buildings for $603.4 million. Effective November 8, 2011, the date of our net asset value publication, asset management fees will be based on the lesser of (i) gross cost, as defined by the Advisory Agreement, or (ii) the aggregate value of our investment in the properties and joint ventures as established with the most recent asset-based valuation. Please refer to Note 8. Related-Party Transactions and Agreements in the accompanying consolidated financial statements for additional details.
Depreciation increased from $73.8 million for the nine months ended September 30, 2010 to $88.3 million for the nine months ended September 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization increased from $85.8 million for the nine months ended September 30, 2010 to $91.3 million for the nine months ended September 30, 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Excluding the impact of changes to the leases currently in place at our properties, amortization is expected to increase in future periods due to owning new properties for a full period.
General and administrative expenses increased from $18.4 million for the nine months ended September 30, 2010 to $19.2 million for the nine months ended September 30, 2011, primarily due to an early lease termination at one of our properties.
Acquisition fees and expenses increased from $9.7 million for the nine months ended September 30, 2010 to $11.2 million for the nine months ended September 30, 2011, primarily due to the acquisition of the Market Square Buildings in March 2011, partially offset by the impact of closing the Third Offering effective June 30, 2010. Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may acquisition fees cause total acquisition fees for the 2011 calendar year to exceed 2% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense increased from $64.3 million for the nine months ended September 30, 2010 to $81.5 million for the nine months ended September 30, 2011, primarily due to debt obtained to fund the acquisition of the Market Square Buildings in March 2011 including the offering of bonds in April 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.

Interest and other income increased from $32.0 million for the nine months ended September 30, 2010 to $32.4 million for the nine months ended September 30, 2011, primarily due to settling litigation related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.9 years as of September 30, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $29.1 million for the nine months ended September 30, 2010, compared with a loss of $22.2 million for the nine months ended September 30, 2011. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
We recognized net income attributable to Wells REIT II of $0.3 million ($0.00 per share) for the nine months ended September 30, 2010, as compared to a net income of $3.0 million ($0.01 per share) for the nine months ended September 30, 2011. The increase is primarily attributable to growth in our portfolio in 2010 and 2011, increasing the percentage of borrowings used in our capital structure, and fluctuations in the market value of certain of our interest rate swap agreements. Absent future fluctuations in the market value of our interest rate swaps that do not qualify for hedge accounting treatment, we expect future net income to remain at a level similar to the third quarter 2011 in future periods. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations
In the third quarter of 2011, we transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction. As a result, we recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million, which are included in gain (loss) on disposition of discontinued operations in the statement of operations. In the third quarter of 2010, we sold New Manchester One, an industrial property located in Douglasville, Georgia, for $15.3 million, which resulted in a loss on sale of $0.2 million. In accordance with GAAP, we have classified the results of operations related to Manhattan Towers and New Manchester One as discontinued operations for all periods presented. As a result, earnings from discontinued operations increased from a loss of $2.3 million million for the nine months ended September 30, 2010 to a gain of $3.1 million million for the nine months ended September 30, 2011.
Funds From Operations and Adjusted Funds From Operations
Funds from Operations, as defined by NAREIT (“FFO”), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships.  We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g. acquisition expenses, market value adjustments to interest rate swaps that do not qualify for hedge accounting treatment, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present FFO, adjusted ("AFFO") to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that, by excluding these charges, AFFO provides useful supplemental information that is reflective of the performance of our real estate investments that is useful in assessing the sustainability of our operations.

•
Straight-line rental income. In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases. Thus, for any given period, straight-line rental income represents the difference between the contractual rental billings for that period and the average rental billings over the lease term for the same length of time.

This application results in income recognition that can differ significantly from the current contract terms. By adjusting for this item, we believe AFFO provides useful supplemental information reflective of the realized economic impact of our leases that is useful in assessing the sustainability of our operating performance.

•
Loss on interest rate swaps and remeasurement of loss on foreign currency. These items relate to fair value adjustments, which are based on the impact of current market fluctuations, underlying market conditions and the performance of the specific holding, which is not attributable to our current operating performance. By adjusting for this item, we believe that AFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals (rather than anticipated gains or losses that may never be realized) that is useful in assessing the sustainability of our operations.

•
Noncash interest expense. This item represents amortization of financing costs paid in connection with executing our debt instruments, and the accretion of premiums (and amortization of discounts) on certain of our debt instruments.  GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. By excluding these items, management believes that AFFO provides supplemental information that allows for better comparability of reporting periods and that is useful in assessing the sustainability of our operations.

•
Impairment loss on real estate assets and gain on early extinguishment of debt on discontinued operations. These adjustments are not related to our continuing operations as we are not in the business of trading real properties for short-term gains. Removing the impact of these items from AFFO provides a better indication of the sustainability of operating performance.

•
Real estate acquisition-related costs. Acquisition expenses are incurred for investment purposes (i.e., to promote portfolio appreciation and generation of future earnings over the long term) and, therefore, do not correlate with the ongoing operations of our portfolio. We believe that excluding these items from AFFO provides supplemental information indicative of the sustainability of our operations. This exclusion also improves comparability of our reporting periods and of our company with other real estate operators.

Reconciliations of net income to FFO and to AFFO (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$5,102	$4,702	$3,032	$324
Adjustments:
Depreciation of real estate assets	30,622	26,643	89,538	75,350
Amortization of lease-related costs	29,468	28,928	91,395	87,251
Gain (loss) on sale of discontinued operations	—	130	—	130
Total Funds From Operations adjustments	60,090	55,701	180,933	162,731
Funds From Operations	65,192	60,403	183,965	163,055

Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	349	1,462	2,452	4,512
Straight-line rental income	(5,289)	(811)	(13,046)	(4,261)
Loss on interest rate swaps	12,236	7,468	14,644	21,945
Re-measurement loss on foreign currency	—	461	—	(167)
Noncash interest expense	5,631	4,701	19,619	14,009
Impairment loss on real estate assets	5,817	—	5,817	—
Gain on early extinguishment of debt on discontinued operations	(13,522)	—	(13,522)	—
Subtotal	5,222	13,281	15,964	36,038

Real estate acquisition-related costs	29	2,081	11,249	9,749
Adjusted Funds From Operations	$70,443	$75,765	$211,178	$208,842

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
Wells TRS and Wells KCP TRS are wholly owned subsidiaries of Wells REIT II and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS and Wells KCP TRS as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through Wells TRS or Wells KCP TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
During the third quarter of 2011, we evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, we opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Wells REIT II reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, and recognized a gain on early extinguishment of debt of $13.5 million. The gain on early extinguishment of debt, net of the property impairment loss, is reflected as gain (loss) on disposition of discontinued operations in the statement of operations.

The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined in Note 2. Summary of Significant Accounting Policies of our accompanying consolidated financial statements, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. The table below represents the detail of the adjustments recognized quarter and year to date as of September 30, 2011 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Manhattan Towers	65,317	(5,817)	59,500

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

As of September 30, 2011 and December 31, 2010, we had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2011	Gross	$127,709	$540,147	$479,928	$166,201
	Accumulated Amortization	$(83,855)	$(275,401)	$(236,457)	$(72,173)
	Net	$43,854	$264,746	$243,471	$94,028
December 31, 2010	Gross	$139,014	$534,277	$489,361	$150,099
	Accumulated Amortization	$(83,233)	$(265,747)	$(219,447)	$(62,165)
	Net	$55,781	$268,530	$269,914	$87,934
For the nine months ended September 30, 2011 and the year ended December 31, 2010, we recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended September 30, 2011	$11,104	$47,695	$37,922	$12,764
For the year ended December 31, 2010	$17,810	$61,743	$51,241	$14,472

The remaining net intangible assets and liabilities as of September 30, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2011	$2,879	$15,277	$12,132	$4,447
For the years ending December 31:
2012	9,451	52,045	43,090	16,704
2013	7,867	45,930	40,040	16,061
2014	6,722	40,390	37,082	15,629
2015	6,102	34,905	33,356	13,217
2016	5,689	24,546	25,585	8,209
Thereafter	5,144	51,653	52,186	19,761
	$43,854	$264,746	$243,471	$94,028
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
Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee
In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management’s estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million and $110.7 million as of September 30, 2011 and December 31, 2010, and recognized amortization of these assets of approximately $1.6 million for the nine months ended September 30, 2011 and approximately $2.1 million for the year ended December 31, 2010.
As of September 30, 2011, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2011	$517
2012	2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
Thereafter	91,416
$102,278

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
Determination of Estimated Per-Share Value

Overview

On November 8, 2011, Wells REIT II announced an estimated per-share value of our common stock equal to $7.47 per share, calculated as of September 30, 2011. This estimate is being provided to assist broker/dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (“ERISA”) reporting requirements.

Valuation Methodology

Summary:

In arriving at this estimate, which was determined as of September 30, 2011, we first engaged Altus Group U.S., Inc., a third-party commercial real estate valuation firm (“Altus”), to appraise our assets, both real estate and other assets, to estimate the fair value of our liabilities, and to use those estimates to calculate an estimated fair value of our shares. The engagement of Altus was approved by the asset management committee of our board of directors, which committee is composed only of directors who are not affiliated with our advisor. Altus's analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Altus appraised each of our real estate assets individually, and the asset management committee of our board and our advisor reviewed these analyses and conclusions.

Altus worked with our advisor and the asset management committee of our board of directors to gather information regarding our assets and liabilities. On November 3, 2011, Altus delivered a final report to our advisor, who shared the report with the asset management committee of our board of directors. At a subsequent meeting of our board of directors, our advisor presented the report and recommended an estimated per-share value. Our board of directors considered all information provided in light of its own extensive familiarity with our assets and, upon the recommendation of our asset management committee, unanimously agreed upon an estimated value of $7.47 per share, which is consistent with both the advisor's recommendation and Altus's estimate.

Our estimated per-share value was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2011. The potential dilutive effect of our common stock equivalents does not impact our estimated per-share value. Our estimated share value is the same as our net asset value. It does not reflect "enterprise value," which includes a premium for:

•	the large size of our portfolio, although it may be true that some buyers are willing to pay more for a large portfolio than they are willing to pay for each property in the portfolio separately;

•	our rights under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or

•	the potential increase in our share value if we were to list our shares on a national securities exchange.

Our key objectives are to arrive at an estimated per-share value that is supported by methodologies and assumptions that are appropriate based on our current circumstances and calculated using processes and procedures that may be repeated in future periods. Wells REIT II believes that this approach reflects the conservative investment principles that guided the assembly of our portfolio over the past eight years, and comports with industry-standard valuation methodologies used for nontraded real estate companies.

Details:

As of September 30, 2011, our estimated per-share value was calculated as follows:

Real estate assets	$10.13	(1)
Debt	(2.65)	(2)
Other	(0.01)	(3)
Estimated net asset value per-share value	$7.47
Estimated enterprise value premium	None assumed
Total estimated per-share value	$7.47

(1)
Our real estate assets were appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of the net property operating income, 10-year discounted cash flow models, and comparison with sales of similar properties.  Primary emphasis was placed on the discounted cash flow analysis, with the other approaches used to confirm the reasonableness of the value conclusion. Using this methodology, the appraised value of our real estate assets reflects an overall decline from original purchase price, exclusive of acquisition costs, plus post-acquisition capital investments, of 8.1%.  We believe that the assumptions employed in the valuation are within the ranges used for properties that are similar to ours and held by investors with similar expectations to our investors.

The following are the key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate assets:

Exit capitalization rate	7.19%
Discount rate/internal rate of return ("IRR")	8.19%
Annual market rent growth rate	3.31%
Annual holding period	10.3 years

While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets.  For example, assuming all other factors remain unchanged, a change in the weighted-average annual discount rate/IRR of 0.25% would yield a change in our total real estate asset value of 1.83%.

(2)
The fair value of our debt instruments was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

(3)	The fair value of our non-real estate assets and liabilities is estimated to materially reflect book value given their typically short-term (less than 1 year) settlement periods.

Our estimated per-share value as of September 30, 2011 ($7.47) has been adversely affected by volatility in real estate markets and the current tepid outlook on office sector rents and pricing expectations. Nevertheless, our portfolio is leased largely to creditworthy tenants with long-term leases and we do not foresee any short-term impact on our distribution rate caused by current pricing weakness in this economy. Throughout the economic downturn experienced over the last three years, our portfolio occupancy has remained high (above 90%) and leverage has remained low (around 25% or less).
We plan to update the estimated per-share value on an annual basis.
Limitations and Risks
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see footnotes in above Valuation Methodology section).  Different parties with different assumptions and estimates could derive a different estimated per-share value.  Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

▪	a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares;

▪
we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

▪	the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.
Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio.
Share Redemption Program Share Price
Effective November 8, 2011, the price paid for shares redeemed under the SRP in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility (i.e. a nursing home), will change from 100% of the price at which we issued the share (typically, $10.00) to 100% of the estimated per-share value ($7.47); and the price paid for all other redemptions (“Ordinary Redemptions”) will change from 60% of the price at which we issued the share (typically, $6.00) to $5.50. See Part II. Item 2. "Unregistered Sales of Equity Securities and Use of Proceeds" for information regarding the amendment to our SRP that sets this price for Ordinary Redemptions, effective upon the filing of this Quarterly Report on Form 10-Q.
Dividend Reinvestment Plan Share Price
Effective beginning in the fourth quarter of 2011, the price at which investors may purchase shares under the DRP will change from $9.55 to 95.5% of the estimated per-share value (or, $7.13).
Declaration of Distributions
On November 4, 2011, our board of directors declared distributions for the fourth quarter of 2011 in the amount of $0.125 (12.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of December 15, 2011. The distributions will be paid in December 2011.

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
On March 7, 2011, we executed the JPMorgan Chase Bridge Loan to finance a portion of the purchase price of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at our option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25% (the “Bridge LIBOR Rate”), or at an alternate base rate, plus an applicable margin of 1.25% (the “Bridge Base Rate”). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. The JPMorgan Bridge Loan was fully repaid on June 3, 2011.
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
On September 6, 2011, Wells REIT II settled the Manhattan Towers mortgage note by transferring the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its mortgagee through a deed in lieu of foreclosure transaction. As a result of this transaction, Wells REIT II recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million.
During the three months ended September 30, 2011, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Cranberry Woods Drive mortgage note ($63.4 million) and the 800 North Frederick Building mortgage note ($46.4 million) without incurring prepayment penalties. During the nine months ended September 30, 2011 and 2010, Wells REIT II also made interest payments of approximately $34.2 million and $31.8 million, respectively, including amounts capitalized of approximately $0.0 million and $0.5 million, respectively.
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Revolving Credit Facility, the JPMorgan Bridge Loan, the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Revolving Facility and the JPMorgan Chase Bridge Loan bear interest at an effectively variable rate, as the variable rates on the 222 E. 41st Street Building mortgage note, the 80 Park Plaza Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of September 30, 2011, we had $220.5 million outstanding under the JPMorgan Chase Revolving Credit Facility; $173.0 million outstanding on the 222 E. 41st Street Building mortgage note; $64.0 million outstanding on the 80 Park Plaza Building mortgage note; $25.9 million outstanding on the Three Glenlake Building mortgage note; $248.3 million in 5.875% bonds outstanding; and $711.6 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 5.44% as of September 30, 2011.
The 80 Park Plaza Building mortgage note was used to purchase the 80 Park Plaza Building. The note bears interest at one-month LIBOR plus 130 basis points (approximately 1.52% per annum as of September 30, 2011) and matures in September 2016. In connection with obtaining the 80 Park Plaza Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of September 22, 2006 and matures September 21, 2016. The terms of the interest rate swap agreement effectively fix our interest rate on the 80 Park Plaza Building mortgage note at 6.575% per annum.
The 222 E. 41st Street Building mortgage note was used to purchase the 222 E. 41st Street Building. The note bears interest at one-month LIBOR plus 120 basis points (approximately 1.42% per annum as of September 30, 2011) and matures in August 2017. In connection with obtaining the 222 E. 41st Street Building mortgage note, we entered into an interest rate swap agreement to hedge exposure to changing interest rates. The interest rate swap agreement has an effective date of August 16, 2007 and matures
August 16, 2017. The interest rate swap effectively fixes our interest rate on the 222 E. 41st Street Building mortgage note at

6.675% per annum.
The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.12% per annum as of September 30, 2011), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.
Approximately $1,222.9 million of our total debt outstanding as of September 30, 2011 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2011, these balances incurred interest expense at an average interest rate of 5.63% and have expirations ranging from 2011 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at September 30, 2011, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.9% and 2.0% of total assets at September 30, 2011 and December 31, 2010, respectively, and 0.6% and 0.7% of total revenue for the nine months ended September 30, 2011 and 2010, respectively. As compared to rates in effect at September 30, 2011, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the nine months ended September 30, 2011 were sold in an offering registered under the Securities Act of 1933 with the following exception:
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

(b)	Not applicable.

(c)	During the quarter ended September 30, 2011, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2011	722	$9.39	722	(3)
August 2011	620	$9.21	620	(3)
September 2011	751	$9.13	751	(3)
During the quarter ended September 30, 2011, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in June.

(1)	All purchases of our equity securities by us in the three months ended September 30, 2011, were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; and August 12, 2011.

(3)
We currently limit the dollar value and number of shares that may yet be redeemed under the program. First, we limit requests for redemptions other than those made within two years of a stockholder's death on a pro rata basis so that the aggregate of such redemptions during any calendar year do not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test are not considered in the test below. In addition, if necessary, we limit all redemption requests, including those sought within two years of a stockholder’s death, on a pro rata basis so that the aggregate of such redemptions during any calendar year do not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of weighted average number of shares outstanding in the prior calendar year.

Our board of directors recently approved an amendment to the SRP to change the price at which we effect Ordinary Redemptions (as defined in our SRP) to $5.50 per share. The amendment also provides that the effective date of an amendment may be accelerated by the board of directors to a date that is fewer than 30 days after the date of the announcement of the amendment if the amendment does not adversely affect the rights of redeeming stockholders. The board of directors set November 8, 2011 as the effective date of the amendment.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2011, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	November 8, 2011	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2011 FORM 10-Q OF
WELLS REAL ESTATE INVESTMENT TRUST II, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 3 to the Registration Statement on Form S-11 (No. 333-107066) filed with the Commission on November 25, 2003).

3.2
Articles of Amendment of Wells Real Estate Investment Trust II, Inc., effective as of October 1, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
3.4	Amendment No. 1 to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
4.1
Form of Dividend Reinvestment Enrollment Form (incorporated by reference to Appendix A to the Prospectus included in Post-Effective Amendment No. 7 to the Registration Statement on Form S-11 on Form S-3 (No. 333-144414) and filed with the Commission on August 27, 2010 (the "DRP Registration Statement")).

4.2
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Registration Statement on Form S-11 (No. 333-144414) filed with the Commission on September 22, 2008).

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement).
4.4	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2011).
4.5	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 19, 2011).
4.6
Third Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 12, 2011 and effective as of September 11, 2011).

10.1
Amendment No. 1 to Credit Agreement by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JP Morgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication agent and Regions Bank, U.S. Bank National Association and BMO Capital Markets, as documentation agents, and the financial institutions party thereto, dated July 8, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed with the SEC on July 18, 2011).

10.2*	Interim Advisory Agreement by and between the Company and Wells Real Estate Advisory Services II, LLC effective for the month of August 2011
10.3*	Amended Advisory Agreement by and between the Company and Wells Real Estate Advisory Services II, LLC effective as of August 1, 2011
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished with this Form 10-Q