Form 10-K
period 2011-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-02-29
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-K
 __________________________________
(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2011
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
__________________________________
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
Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer”, "accelerated filer” and "smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates: _________________
While there is no established market for the registrant's shares of common stock, the registrant has made offerings of its shares of common stock pursuant to a Form S-11. In all offerings, the Registrant sold its shares for $10.00 per share, with discounts available for certain categories of purchasers. The registrant terminated its recent offering of shares of common stock on August 25, 2010 and is currently offering shares of its common stock to existing stockholders pursuant to its dividend reinvestment plan at a purchase price of $7.13 per share pursuant to a Form S-3D. The number of shares held by non-affiliates as of June 30, 2011 was approximately 543,107,123.
Number of shares outstanding of the registrant's
only class of common stock, as of January 31, 2012: 544,739,989 shares
Registrant incorporates by reference portions of the Wells Real Estate Investment Trust II, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2012.

FORM 10-K
WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Investment Trust II, Inc. ("Wells REIT II," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS
General
Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003, and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. ("Wells OP II"), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II, and Wells OP II LP, LLC, a wholly owned subsidiary of Wells REIT II, is the sole limited partner of Wells OP II. Therefore, Wells REIT II owns 100% of the equity interests in, and possesses full legal control and authority over, the operations of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Wells REIT II, "we," "us," or "our" herein shall include Wells REIT II and all subsidiaries of Wells REIT II, direct and indirect, and consolidated joint ventures.
We typically invest in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2011, we owned interests in 71 office properties and one hotel, which include 93 operational buildings, comprising approximately 22.6 million square feet of commercial space located in 23 states; the District of Columbia; and Moscow, Russia. Of these office properties, 68 are wholly owned and three are owned through consolidated joint ventures. As of December 31, 2011, the office properties were approximately 93.9% leased.
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
Real Estate Investment Objectives
Our primary investment objectives are to support cash distributions to our investors; to preserve, protect, and return our investors' capital contributions; and to seek long-term capital appreciation from our investments.
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
Financing Objectives
Our real estate portfolio is financed with a combination of equity raised in public offerings, secured debt placed or assumed upon the acquisition of certain properties, and unsecured borrowings. We anticipate using additional third-party borrowings, in combination with net proceeds raised from the issuance of our shares through our dividend reinvestment plan ("DRP") and, if and when applicable, proceeds from the selective sale of our properties, to make additional real estate investments.

Our charter limits our borrowings to 50% of the aggregate cost of all assets owned by us, unless any excess borrowing is approved by a majority of the conflicts committee of the board of directors (the "Conflicts Committee") and is disclosed to our stockholders in our next quarterly report with an explanation from the Conflicts Committee of the justification to exceed this borrowing limit. We currently intend to maintain amounts outstanding under long-term debt arrangements or lines of credit so that we will have more funds available for investment in our current portfolio and in future property acquisitions. The percentage of debt used in our capital structure will depend on various factors to be considered in the sole discretion of our board of directors, including but not limited to, our ability to pay distributions to stockholders, the availability of properties meeting our investment criteria, the availability of debt, changes in the cost of debt financing, and our ability to raise equity proceeds from the sale of our common stock through our DRP.
As of December 31, 2011, we had debt outstanding under variable-rate and fixed-rate borrowing instruments. Other than our working capital line of credit, interest rates on our variable-rate borrowing instruments have been effectively fixed through interest rate swap agreements. Our working capital line of credit provides considerable flexibility with regard to managing our capital resources. The extent to which we draw on our working capital line of credit is driven primarily by timing differences in our capital transactions and between our operational payments and receipts. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded against the risk of increasing interest rates in future periods.
Operating Objectives
We will continue to focus on the following key operating objectives:

•	To actively manage our diversified portfolio while maintaining a low-to-moderate debt-to-real-estate-asset ratio;

•	To invest capital proceeds in high-quality, income-producing properties that support a market distribution;

•
To ensure that we enter into leases at market rents, upon lease expiration or with regard to current or acquired vacant space at our properties, to receive the maximum returns on our properties permitted by the market;

•
To consider appropriate actions for future lease expirations to ensure that we can position properties appropriately to retain existing tenants or negotiate lease amendments lengthening the term of the lease, thereby increasing our rental income over the long term, as allowed by the market; and

•	To control administrative operating expenses as a percentage of revenues by, in part, taking advantage of economies of scale opportunities where available.
Conflicts Committee Review of Our Policies
The Conflicts Committee has reviewed our policies and determined that they are in the best interest of our stockholders. Set forth below is a discussion of the basis for that determination.
Investment Policies. We focus our investment efforts on the acquisition of high-quality, income-generating office properties leased to creditworthy tenants. Although we may acquire other types of real estate, this focus is preferred because we believe it will best enable us to achieve our goal of preserving investor capital and generating current income. Our advisor, Wells Real Estate Advisory Services II, LLC ("WREAS II"), and its affiliates have extensive expertise with this type of real estate.
Working Capital Reserves. We may from time to time temporarily set aside DRP proceeds, rather than pay down debt or acquire properties, in order to provide financial flexibility. While temporarily setting aside funds will decrease the amount available to invest in real estate in the short term and, hence, may temporarily decrease future net income, we believe that it may be prudent under certain economic conditions to have these funds available in addition to funds available from operations and borrowings.
Borrowing Policies. Over the long term, we have a policy of keeping our debt at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2011, our debt-to-real-estate-asset ratio was approximately 25.4%.
Policies Regarding Operating Expenses. We have the responsibility of limiting total operating expenses to no more than the greater of 2% of average invested assets or 25% of net income, as these terms are defined in our charter unless the Conflicts Committee has determined that such excess expenses were justified based on unusual and nonrecurring factors. For the four consecutive quarters ended December 31, 2011, total operating expenses represented 1.1% of average invested assets and 11.3% of net income.

Offering Policies. Effective June 30, 2010, We concluded our primary public offering of shares (the "Third Offering"); however, we have continued to offer shares to our existing stockholders through the DRP. We believe that it is in the best interest of our stockholders to maintain our DRP offering because it provides an important source of funding for our share redemption program, capital improvements, and future acquisitions. Our ability to continue to secure funding sources for these items enhances our financial flexibility and promotes the stability of stockholder returns. For 2011, the ratio of the costs of raising capital to the amount of capital raised was less than 0.1%.
Listing Policy. While we believe it is in the best interest of our stockholders for our common shares to remain unlisted on a national exchange at this time, we have begun to explore various exit strategies and liquidity options for the REIT, which include but are not limited to, an eventual public listing of its shares.
Employees
The employees of WREAS II; and Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), affiliates of WREAS II, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities required under our agreement with WREAS II (the "Advisory Agreement"). The related expenses are allocated to us and the other programs for which Wells Capital and Wells Management provide similar services based on time spent on each entity by personnel. We reimburse WREAS II, and through WREAS II reimburse Wells Capital and Wells Management, for our share of personnel and other costs associated with these services, excluding the cost of acquisition and disposition services for which we pay WREAS II a separate fee. Our allocable share of salary reimbursements totaled approximately $15.6 million, $16.6 million, and $15.2 million during 2011, 2010, and 2009, respectively, portions of which are reimbursable by our tenants. Salary reimbursements are included in general and administrative expenses and property operating costs in the accompanying consolidated statements of operations.
Insurance
We believe that our properties are adequately insured.
Competition
As we acquire properties to build our portfolio, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to purchase a property or may require us to locate another property that meets our investment criteria. Leasing of real estate is also highly competitive in the current market, and we will experience competition for high-quality tenants from owners and managers of competing projects. As a result, we may experience delays in re-leasing vacant space or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Economic Dependency
We have engaged WREAS II and Wells Investment Securities, Inc. ("WIS"), to provide certain services essential to us, including asset management services, supervision of the property management and leasing of some of our properties, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital and Wells Management to retain the use of their employees to carry out certain of the services listed above. As a result of these relationships, we are dependent upon WREAS II, WIS, Wells Capital, and Wells Management.
Wells Capital, WREAS II, Wells Management, and WIS are owned and controlled by Wells Real Estate Funds, Inc. ("WREF"). Historically, the operations of Wells Capital, WREAS II, Wells Management, and WIS have represented substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, Wells Management, and WIS. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of assets by WREF-sponsored programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.

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
Assertion of Legal Action Against Related Parties
On March 12, 2007, a stockholder of Piedmont Office Realty Trust, Inc. ("Piedmont REIT") filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III, the Chairman of our Board of Directors; Wells Capital; Wells Management; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.
On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.wellsreitII.com, through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
We are competing for real estate investments with other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. Over the past few years, relatively few high-quality assets have traded hands in the commercial real estate marketplace. As a result, over this period of time, many real estate investors have built up their cash positions and are eager to invest in quality real estate assets. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.
Current economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
During 2011 and 2010, economic conditions adversely affected the financial condition and liquidity of many businesses as well as the demand for office space generally. Should such economic conditions continue for a prolonged period of time, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or to renew existing leases.
Our office properties were approximately 93.9% leased at December 31, 2011, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the 12 months then ended. As a percentage of 2011 annualized base rent, approximately 7% of leases expire in 2012, 5% of leases expire in 2013, and 5% of leases expire in 2014 (see Item 2). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
The current offering price of shares under our DRP may exceed the price at which we will offer shares under our DRP in the future.
On November 8, 2011, we announced an estimated per-share value of our common stock equal to $7.47 per share, calculated as of September 30, 2011, and we are currently offering shares under our DRP at 95.5% of this estimated per-share value, or $7.13. Prior to this valuation we offered shares in our DRP at $9.55. We intend to update the estimated per-share value on an annual basis. After reporting an updated per-share estimated value, the purchase price of the shares of common stock under our DRP will be equal to 95.5% of the per-share estimated value. If real estate market fundamentals continue to deteriorate, the current offering price under our DRP may exceed the price at which we will offer shares after our annual update of our estimated per-share value.

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
Our properties' market values depend principally upon the value of the properties' leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers, and property resale values may suffer, which could result in lower returns for our stockholders.
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
We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with rezoning for development, environmental concerns of governmental entities and/or community groups, and our builders' ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
Actions of our joint venture partners could reduce the returns on our joint venture investments.
As of December 31, 2011, we owned interests in three of our properties through a joint venture arrangement in which we hold the controlling interest. Such joint venture arrangements, including any future joint venture investments, may involve risks not otherwise present with other methods of investment in real estate, including, for example:

•	the possibility of disputes with our joint venture partners;

•	reduced control over our assets, such as an inability to sell an asset when doing so would have been in our best interest; and

•	that such co-venturer may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.
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
Compliance with new laws or regulations, or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.
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
There is no current public market for our shares, and we currently have no immediate plans to list our shares on a national securities exchange. Stockholders may not sell their shares unless the purchaser meets the applicable suitability and minimum purchase requirements. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large-scale investors from desiring to purchase our shares. Our board of directors has adopted a share redemption program (the "SRP"). We suspended Ordinary Redemptions (i.e., redemptions sought in cases other than in connection with a "qualifying disability" or within two years of a stockholder's death) from September 2009 to September 2010. Effective December 12, 2011, the price for Ordinary Redemptions was $6.25, which is significantly below the most recently stated estimated per-share value. The SRP includes numerous restrictions that limit a stockholder's ability to sell his or her shares to us, and our board of directors may amend, suspend, or terminate our share redemption program upon 30 days' notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a substantial discount to the most recently published estimated share value. It is also likely that our shares would not be accepted as the primary collateral for a loan. Investors should purchase our shares only as a long-term investment because of the illiquid nature of our shares.
We may be unable to pay or maintain cash distributions or increase distributions over time, which could reduce the funds we have available for investment and the return to our investors.
There are many factors that can affect the availability and timing of distributions to stockholders. We expect to continue to fund distributions principally from cash flow from operations; however, from time to time, we may elect to fund a portion of our distributions from borrowings or from net equity proceeds raised under our DRP. If we fund distributions from financings or the net equity proceeds pursuant to our DRP, we will have fewer funds available for the investment in, and acquisition of, properties; thus, the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.
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
Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences; conversion; or other rights, voting powers, restrictions, or limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
Our stockholders have limited control over changes in our policies and operations, which increases the uncertainty and risks they face.
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks stockholders face.
Risks Related to Our Corporate Structure
Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.
Our success depends to a significant degree upon the contributions of our officers, E. Nelson Mills, Douglas P. Williams, and Randall D. Fretz; and the chairman of our board of directors, Leo F. Wells, III, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Mills, Williams, or Fretz, nor do WREAS II or its manager, Wells Capital or its affiliates, and we cannot guarantee that such persons will remain affiliated with us, Wells Capital, or its affiliates. If any of these key personnel were to cease their affiliation with us, Wells Capital, or its affiliates, we may be unable to find suitable replacement personnel, and our operating results could suffer as a result. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon our advisor's ability to hire and retain highly skilled managerial, operational, and marketing personnel. Competition for such personnel is intense, and our advisor may be unsuccessful in attracting and retaining such skilled personnel. Further, we have established and intend to establish strategic relationships with firms that have special expertise in certain services or as to real properties in certain geographic regions. Maintaining such relationships will be important for us to effectively compete with other investors for properties in such regions. We may be unsuccessful in attracting and retaining such relationships. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered.
Our operating performance could suffer if Wells Capital or its affiliates incur significant losses, including those losses that may result from being the general partner of other entities or the guarantor of debt held by other entities.
Our advisor, WREAS II, has five employees and, as such, will continue to rely upon the employees of its manager, Wells Capital, to perform many of the services required under the Advisory Agreement. We are dependent on our advisor to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation or as a result of having to perform under guarantees, could hinder their ability to successfully manage our operations and our portfolio of investments.
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
We may also pay significant fees during our listing/liquidation stage. Although most of the fees payable during our listing/liquidation stage are contingent on our investors first enjoying agreed-upon investment returns, affiliates of Wells Capital could also receive significant payments even without our reaching the investment return thresholds should we seek to become self-managed. Due to the apparent preference of the public market for self-managed companies, a decision to list our shares on a national securities exchange might well be preceded by a decision to become self-managed. And given our advisor's familiarity with our assets and operations, we might prefer to become self-managed by acquiring entities affiliated with our advisor. Such an internalization transaction could result in significant payments to affiliates of our advisor, irrespective of whether investors enjoyed the returns on which we have conditioned other back-end compensation.
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
Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code (the "Code"). If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would reduce the return to our stockholders.
We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a "true lease," thereby allowing us to be treated as the owner of the property for federal income tax purposes, we can give no assurance that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction was so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

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

•
We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gains net income, and 100% of our undistributed income from prior years.

•
If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.

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
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes; (ii) the effect of nondeductible capital expenditures; (iii) the creation of reserves; or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.
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
We own one hotel property. However, under the Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. manages the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state levels. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS are changed, we may be forced to modify the structure for owning our hotel property or sell our hotel property, which may adversely affect our cash flows. In addition, the Internal Revenue Service, the United States Treasury Department, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel property.
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
Foreign taxes we incur will not be creditable to or otherwise pass through to our stockholders.
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
As of February 15, 2012, our total indebtedness was approximately $1.5 billion, which includes a $375.0 million term loan, $248.4 million of bonds, and $737.1 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $117.0 million outstanding on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our distributions, and for other purposes.
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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), as administrative agent (the "JPMorgan Chase Credit Facility") includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more by us, Wells OP II, or any of our subsidiaries constitutes a default under the line of credit. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in us.
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

Wells Capital, an affiliate of WREAS II with whom WREAS II has executed a master service agreement to retain the use of Wells Capital's employees as necessary to perform the services required under the Advisory Agreement, will face conflicts of interest relating to joint ventures that we may form with other Wells-sponsored programs, which conflicts could result in a disproportionate benefit to the other venture partners at our expense.
We may enter into joint venture agreements with other WREF-sponsored programs for the acquisition, development, or improvement of properties. Wells Capital may have conflicts of interest in determining which WREF-sponsored program should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, Wells Capital may face a conflict in structuring the terms of the relationship between our interests and the interests of the affiliated co-venturer and in managing the joint venture. Since Wells Capital and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers, with respect to any such joint venture, will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Co-venturers may thus benefit to our detriment.
Wells Capital, its affiliates, and our officers will face competing demands on their time, and this may cause our operations to suffer.
We rely on WREAS II for the day-to-day operation of our business. Our advisor, WREAS II, currently has five employees and will rely upon the employees of its manager, Wells Capital, to perform many of the services our advisor is required to perform for us. Wells Capital and its affiliates, including our officers, have interests in other WREF-sponsored programs and engage in other business activities. As a result, they will have conflicts of interest in allocating their time among us and other WREF-sponsored programs and activities in which they are involved. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than are necessary or appropriate to manage our business. Our reliance on our advisor to locate suitable investments for us at times when the management of our advisor is simultaneously seeking to locate suitable investments for other affiliated programs could delay the investment of the proceeds of our ongoing public offering. Delays we encounter in the selection, acquisition, and development of income-producing properties would reduce the returns on our investments and limit our ability to make distributions to our stockholders.
Our officers and some of our directors face conflicts of interest related to the positions they hold with Wells Capital and its affiliates, which could hinder our ability to successfully implement our business strategy and to generate returns to our investors.
Our executive officers and some of our directors are also officers and directors of Wells Capital, and other affiliated entities. As a result, they have loyalties to these various entities, which loyalties may affect their judgment, resulting in actions or inactions that are detrimental to our business, which could hinder the implementation of our business strategy and our investment and leasing opportunities. If we do not successfully implement our business strategy, we may be unable to generate the cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
WREAS II and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other programs managed by Wells capital and WREF-sponsored programs, which could result in actions that are not in the long-term best interest of our stockholders.
Under the advisory agreement between us and WREAS II, WREAS II will receive substantial fees from us. These fees could influence our advisor's advice to us, as well as the judgment of its manager, Wells Capital, and affiliates who serve as our officers or directors. Among other matters, the compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal, or enforcement of our agreements with Wells Capital and its affiliates, including the Advisory Agreement, the dealer-manager agreement, and the property management, leasing and construction management agreement;

•	public offerings of equity by us, which entitle WIS to dealer-manager fees and entitle Wells Capital to increased acquisition and asset management fees;

•	property sales, which entitle Wells Capital to real estate commissions and possible success-based sales fees;

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

•
whether and when we seek to list our common stock on a national securities exchange, which listing could entitle WREAS II to a success-based listing fee but could also hinder its sales efforts for other programs if the price at which our shares trade is lower than the price at which we offered shares to the public; and

•
whether and when we seek to sell the company or its assets, which could entitle WREAS II to a success-based fee but could also hinder its sales efforts for other programs if the sales price for the company or its assets resulted in proceeds less than the amount needed to preserve our stockholders' capital.

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
Our directors' and officers' loyalties to other WREF-sponsored programs could influence their judgment, resulting in actions that are not in our stockholders' best interest or that result in a disproportionate benefit to another WREF-sponsored program at our expense.
Some of our directors and officers are also directors or officers of other WREF-sponsored programs. Specifically, four of our directors (including one of our independent directors) and all three of our officers are also directors or officers of other WREF-sponsored real estate programs. The loyalties of our directors and officers serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

•
We could enter into transactions with other WREF-sponsored programs, such as property sales or acquisitions, joint ventures, or financing arrangements. Decisions of the board or the Conflicts Committee regarding the terms of those transactions may be influenced by the board's or committee's loyalties to other WREF-sponsored programs.

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
We purchased the Dvintsev Business Center - Tower B, located in Moscow, Russia, during 2009. We may also purchase additional properties located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments include the following risks:

•	the burden of complying with a wide variety of foreign laws, including:

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such laws; and

•
existing or new laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

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

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries;

•	our willingness, or inability as a result of the United States Foreign Corrupt Practices Act, to comply with local business customs in certain regions; and

•	our advisor's limited experience and expertise in foreign countries relative to its experience and expertise in the United States.
Investments in properties outside the United States may subject us to foreign currency risks, which may adversely affect distributions.
Investments outside the United States may be subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to U.S. dollars may affect our revenues, operating margins, and distributions and may also affect the book value of our assets and the amount of stockholders' equity. Our ability to hedge such currency risk may be limited or cost-prohibitive in certain countries.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an individual retirement account, or "IRA") that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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
With respect to the annual valuation requirements described above, we have disclosed an estimated value per share of our common stock of $7.47. This estimated per-share value was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2011. Therefore, our estimated share value is the same as our net asset value, as it does not reflect "enterprise value," or include a premium reflective of (i) the large size of our portfolio; (ii) our rights under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or (iii) the potential increase in our share value if we were to list our shares on a national securities exchange.
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share value.  Accordingly, with respect to our estimated per-share value, we can provide no assurance that (i) a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares; (ii) we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or (iii) the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements. Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio (for additional information, see Part II., Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities).

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
Overview
As of December 31, 2011, we owned interests in 71 office properties and one hotel located in 23 states, the District of Columbia, and Moscow, Russia. Of these office properties, 68 are wholly owned and three are owned through consolidated joint ventures. As of December 31, 2011, the office properties were approximately 93.9% leased.
Property Statistics
The tables below include statistics for properties that we own directly as well as through our consolidated joint ventures. The following table shows lease expirations of our office properties as of December 31, 2011, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration:	2011 Annualized Base Rent(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2011 Annualized Base Rent
Vacant	$—	1,373	—%
2012	31,048	1,340	7%
2013	21,218	1,072	5%
2014	25,311	1,114	5%
2015	41,470	2,088	9%
2016	66,948	2,325	15%
2017	84,731	3,845	19%
2018	32,090	1,450	7%
2019	17,449	1,071	4%
2020	43,756	2,481	10%
2021	26,143	927	6%
Thereafter	58,500	3,250	13%
	$448,664	22,336	100%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

The following table shows the geographic diversification of our office properties as of December 31, 2011.

Location	2011 Annualized Base Rent(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2011 Annualized Base Rent
Atlanta	$68,233	3,521	15%
Northern New Jersey	44,002	2,360	10%
Washington, D.C.	40,042	855	9%
Cleveland	31,194	1,258	7%
Baltimore	27,519	1,205	6%
Houston	25,881	1,131	6%
New York City	23,233	372	5%
Chicago	21,502	1,313	5%
Boston	19,807	1,199	4%
Pittsburgh	17,315	1,028	4%
San Francisco	16,420	349	4%
Other(2)	113,516	6,372	25%
	$448,664	20,963	100%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

(2)	No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office properties as of December 31, 2011.

Industry	2011 Annualized Base Rent(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2011 Annualized Base Rent
Legal Services	$65,635	1,650	15%
Communications	60,763	3,396	14%
Depository Institutions	49,192	2,011	11%
Electric, Gas & Sanitary Services	29,401	2,155	6%
Industrial Machinery & Equipment	28,694	1,557	6%
Business Services	25,343	1,043	6%
Engineering & Management	22,601	1,023	5%
Security & Commodity Brokers	18,731	738	4%
Insurance Carriers	15,040	1,109	3%
Electronic & Other Electric Equipment	14,065	763	3%
Nondepository Institutions	13,335	891	3%
Transportation Equipment	12,707	448	3%
Other(2)	93,157	4,179	21%
	$448,664	20,963	100%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

(2)	No more than 3% is attributable to any individual industry.
The following table shows the tenant diversification of our office properties as of December 31, 2011.

Tenant	2011 Annualized Base Rent(1) (in thousands)	Percentage of 2011 Annualized Base Rent
AT&T	$45,184	10%
Jones Day	19,491	4%
Key Bank	17,165	4%
IBM	17,121	4%
Westinghouse	15,293	4%
Pershing	14,253	3%
Wells Fargo	10,667	2%
CH2M Hill	10,623	2%
Other(2)	298,867	67%
	$448,664	100%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

(2)	No more than 2% is attributable to any individual tenant.

The following table shows certain information related to significant properties as of December 31, 2011.

Property	Location	Rentable Square Feet (in thousands)	Total Real Estate, Net (in thousands)	% of Total Assets	2011 Annualized Base Rent(1) (in thousands)	Average Annualized Base Rent per Square Foot (in thousands)	Occupancy
Market Square Buildings	Washington, DC	680	$593,329	12.9%	$32,106	$47.21	94.1%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

Other Property-Specific Information
Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of January 31, 2012, we had approximately 544.8 million shares of common stock outstanding held of record by a total of 130,664 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist Financial Industry Regulatory Authority ("FINRA") members who participated in our public offerings of common stock, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our advisor's estimated value of a share of our common stock was $7.47 per share as of September 30, 2011.
Estimated Per-Share Valuation Methodology

Summary:

In arriving at this estimate, which was determined as of September 30, 2011, we first engaged Altus Group U.S., Inc., a third-party commercial real estate valuation firm ("Altus"), to appraise our assets, both real estate and other assets, to estimate the fair value of our liabilities, and to use those estimates to calculate an estimated fair value of our shares. The engagement of Altus was approved by the asset management committee of our board of directors, which committee is composed only of directors who are not affiliated with our advisor. Altus's analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Altus appraised each of our real estate assets individually, and the asset management committee of our board and our advisor reviewed these analyses and conclusions.

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

Our estimated per-share value was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2011. The potential dilutive effect of our common stock equivalents does not impact our estimated per-share value. Our estimated share value is the same as our net asset value. It does not reflect "enterprise value," or include a premium reflective of:

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

Details:

As of September 30, 2011, our estimated per-share value was calculated as follows:

Real estate assets	$10.13	(1)
Debt	(2.65)	(2)
Other	(0.01)	(3)
Estimated net asset value per-share	$7.47
Estimated enterprise value premium	None assumed
Total estimated per-share value	$7.47

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

Our estimated per-share value as of September 30, 2011 ($7.47) has been adversely affected by volatility in real estate markets and the current tepid outlook on office sector rents and pricing expectations. Nevertheless, our portfolio is leased largely to creditworthy tenants with long-term leases, and we do not foresee any short-term impact on our distribution rate caused by current pricing weakness in this economy. Throughout the economic downturn experienced over the last three years, our portfolio occupancy has remained high (above 90%) and leverage has remained low (approximately 25% or less).
We plan to update the estimated per-share value on an annual basis.
Limitations and Risks:
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
When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as defined by Generally Accepted Accounting Principles ("GAAP") and presented in the accompanying GAAP-basis consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. Total distributions paid to stockholders in 2011 and 2010 have been funded with current-period or prior-period accumulated net cash flow from operating activities, adjusted to exclude acquisition-related costs.
Quarterly distributions paid to the stockholders during 2011 and 2010 were as follows (in thousands, except per-share amounts):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$67,485	$67,615	$67,771	$67,849	$270,720
Per-Share Investment Income	$0.049	$0.049	$0.049	$0.049	$0.196	(1)
Per-Share Return of Capital	$0.076	$0.076	$0.076	$0.076	$0.304	(2)
Total Per-Share Distribution	$0.125	$0.125	$0.125	$0.125	$0.500

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$75,465	$77,459	$80,291	$80,600	$313,815
Per-Share Investment Income	$0.067	$0.068	$0.068	$0.067	$0.270	(1)
Per-Share Return of Capital	$0.082	$0.083	$0.083	$0.082	$0.330	(2)
Total Per-Share Distribution	$0.149	$0.151	$0.151	$0.149	$0.600

(1)	Approximately 39% and 45% of the distributions paid during 2011 and 2010, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 61% and 55% of the distributions paid during 2011 and 2010, respectively, were characterized as a tax-deferred return of capital.
Beginning in the first quarter of 2011, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.15 per share to $0.125 per share. Our board of directors opted to maintain that rate throughout 2011 and for the first quarter of 2012. On February 28, 2012, distributions were declared for the first quarter of 2012 at a rate of $0.125 per share to common stockholders of record as of March 15, 2012. Such distributions will be paid in March 2012. While our operational cash flows from properties remain strong, economic downturns in our markets, or in the particular industries in which our tenants operate, and capital funding requirements for our real estate portfolio, or for future strategic acquisitions, could exert negative pressure on funds available for future stockholder distributions. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.
Redemptions of Common Stock
We maintain a share redemption program that allows stockholders who acquired their shares directly from Wells REIT II to redeem their shares, subject to certain conditions and limitations (the "SRP"). We treat redemptions that occur within two years of death or "qualifying disability" or that occur in connection with a stockholder's (or a stockholder's spouse) qualifying for federal assistance for confinement to a "long-term care facility" as defined by the SRP differently from all other redemptions ("Ordinary Redemptions").

Ordinary Redemptions are placed in a pool and honored on a pro rata basis. During 2011 we received eligible redemption requests for 9.4 million shares, all of which were redeemed. Redemption requests were funded with DRP proceeds.
We limit the dollar value and number of shares that may be redeemed under the SRP as follows:

•
First, we will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year will not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test will not be considered in the test below.

•
In addition, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder's death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from our DRP during the calendar year or 5.0% of weighted-average number of shares outstanding in the prior calendar year.

Effective November 8, 2011, the price paid for shares redeemed under the SRP in cases of death, "qualifying disability," or qualification for federal assistance for confinement to a "long-term care facility" changed from 100% of the price at which we issued the share (typically, $10.00) to 100% of the estimated per-share value ($7.47) (see Market Information section above), and the price paid for Ordinary Redemptions changed from 60% of the price at which we issued the share to $5.50. Effective December 12, 2011, the price paid for Ordinary Redemptions increased to $6.25 per share.
All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2011 are provided below (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2011	1,496	$9.27	1,496	(3)
November 2011	485	$7.07	485	(3)
December 2011	991	$7.03	991	(3)

(1)	All purchases of our equity securities by us in 2011 were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; August 12, 2011; and December 12, 2011.

(3)	We currently limit the dollar value of shares that may yet be redeemed under the program as described above.
Unregistered Issuance of Securities
During 2011, all equity securities sold by us were sold in an offering registered under the Securities Act of 1933 with the following exception:
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

Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 750,000 shares of common stock for issuance under our Stock Option Plan and 100,000 shares of common stock under the Independent Director Stock Option Plan. Both plans were approved by our stockholders in 2003 before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	29,500	$12.00	820,500
Equity compensation plans not approved by security holders	—	—	—
Total	29,500	$12.00	820,500

(1)
Includes 70,500 shares reserved for issuance under the Independent Director Stock Option Plan, which has been suspended. We do not expect to issue additional options to our independent directors until our shares of common stock are listed on a national securities exchange.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2011, 2010, 2009, 2008, and 2007 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	As of December 31,
	2011	2010	2009	2008	2007
Total assets	$5,776,567	$5,371,685	$5,374,064	$5,474,774	$4,102,158
Total stockholders' equity	$3,346,655	$3,455,697	$2,718,087	$2,576,783	$2,287,920
Outstanding debt	$1,469,486	$886,939	$946,936	$1,268,522	$928,297
Outstanding long-term debt	$1,433,295	$838,556	$812,030	$865,938	$729,634
Obligations under capital leases	$646,000	$646,000	$664,000	$664,000	$78,000

	Year Ended December 31,
	2011	2010	2009	2008	2007
Total revenues(1)	$613,157	$550,907	$547,915	$513,208	$414,804
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$56,642	$23,266	$40,594	$(22,678)	$(4,668)

Net cash provided by operating activities	$279,158	$270,106	$248,527	$258,854	$197,160
Net cash used in investing activities	$(666,090)	$(312,708)	$(129,678)	$(915,315)	$(963,561)
Net cash provided by (used in) financing activities	$387,610	$(20,429)	$(102,745)	$694,933	$767,813
Distributions paid	$270,720	$313,815	$279,325	$242,367	$194,837

Net proceeds raised through issuance of our common stock(2)	$130,289	$483,559	$657,563	$821,609	$964,878
Net debt proceeds (repayments)(2)	$375,222	$(74,742)	$(335,483)	$310,633	$146,766
Investments in real estate(2)	$638,783	$318,948	$124,149	$900,269	$925,415

Per weighted-average common share data:
Net income (loss) – basic and diluted	$0.10	$0.04	$0.09	$(0.06)	$(0.01)
Distributions declared	$0.50	0.57(3)	$0.60	$0.60	$0.60
Weighted-average common shares outstanding	542,721	524,848	467,922	407,051	328,615

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12. Assets Held for Sale and Discontinued Operations to the accompanying consolidating financial statements).

(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(3)
Consistent with 2007, 2008, and 2009, we paid total stockholder distributions of $0.60 per weighted-average share in 2010. The difference between the 'distributions declared' per weighted-average common share for 2010, as compared with 'distributions declared' for the previous periods presented, relates to a change in the timing of distribution declarations and payments made in the fourth quarter of 2010.

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
During 2009 and the first half of 2010, we received investor proceeds under our public offerings and used those proceeds to acquire properties and to repay borrowings. During 2011, we also continued to raise equity under the DRP and to use DRP proceeds, along with additional borrowings and cash on hand, to further expand our portfolio through strategic acquisitions. These activities have given rise to fluctuations in property operating results and interest expense. Please refer to Item 6. Selected Financial Data for annual amounts raised through the issuance of our common stock, obtained in the form of net new borrowings and invested in real estate.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy grew at an annual rate of 2.8% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investment, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.
Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared to the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from the16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year over year from $22.95 in the fourth quarter 2010 to $22.81 in 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market next year.
The upward trend in transaction volume continued for office properties in 2011, with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district capitalization rates declining to 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger, not weaker, leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets such as New York City; Washington, D.C.; and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower capitalization rates than properties without these qualities.

Impact of Economic Conditions on our Portfolio
We believe that the strength of our portfolio positions us favorably compared to many real estate owners during these challenging market conditions. As of December 31, 2011, our portfolio had a debt-to-real-estate-asset ratio of approximately 25.4%, which is lower than average for our industry. We believe that low leverage, coupled with ample borrowing capacity under our unsecured revolving credit facility ($383.0 million available as of February 15, 2012), provides considerable financial flexibility, which enables us to respond quickly to unanticipated funding needs and opportunities. Further, the majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate the portfolio from interest rate risk. Diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date also reduces our exposure to any one market determinant. As of December 31, 2011, our portfolio was 93.9% leased in two countries, 23 states, plus Washington, D.C., and 33 metropolitan statistical areas. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely affect the value of our portfolio, our results of operations, and our liquidity.
Liquidity and Capital Resources
Overview
During 2011, we continued to actively manage our assets and, at the same time, began to explore a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. In 2011, these exploration efforts focused on strategic acquisition and disposition opportunities, managing the composition and maturities of the borrowings within our capital structure, and evaluating additional sources of future capital. To date, these efforts have culminated in the following notable events:

•	On March 7, 2011, we acquired the Market Square Buildings, which are located in the Capitol Hill district of Washington, D.C., for approximately $603.4 million;

•
On April 4, 2011, we issued $250.0 million of our seven-year, investment-grade, unsecured senior bonds at 99.295% of their face value. The coupon interest rate of the bonds is 5.875% per annum, which is subject to adjustment in certain circumstances. We used the bond proceeds to repay amounts drawn on a $300.0 million senior unsecured bridge facility with JPMorgan Chase Bank (the "JPMorgan Chase Bridge Loan") that was used to fund a portion of the purchase price of the Market Square Buildings;

•
On June 30, 2011, we closed on a $325.0 million mortgage secured by the Market Square Buildings, the net proceeds from which were used to pay down borrowings on the JPMorgan Chase Credit Facility that were used to fund substantially all of the remaining purchase price of the Market Square Buildings;

•
On September 6, 2011, we disposed of the Manhattan Towers property, an office building located in Manhattan Beach, California, by transferring the property to an affiliate of its mortgagee through a deed in lieu of foreclosure transaction to settle the Manhattan Towers Building mortgage note. As a result of this transaction, we recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million.

•	On July 8, 2011, we closed on an amendment to the JPMorgan Chase Credit Facility to extend the maturity date of the line until May 2015 at more favorable terms;

•
On December 29, 2011, we settled the 222 East 41st Street mortgage note, the 80 Park Place mortgage note and their related swaps for $250.0 million, which resulted in a gain on early extinguishment of debt of $53.0 million, partially offset by a loss on interest rate swap of $15.1 million.

•	In January 2012, we sold Emerald Point, a four-story property in Dublin, California, for $37.3 million, and 5995 Opus Parkway, a five-story property in Minnetonka, Minnesota, for $22.8 million; and

•
On February 3, 2012, we closed on a $375.0 million, four-year unsecured term loan (the "$375.0 Million Term Loan"), the proceeds from which were used to pay down temporary borrowings on our credit facility that were used to repay mortgages in the third and fourth quarters of 2011. When considered with the contemporaneously executed interest rate swap contract, the $375.0 Million Term Loan bears interest at a fixed rate of 2.64% per annum. The $375.0 Million Term Loan contains the same restrictions and financial covenants as those included in our Credit Facility led by JPMorgan Chase Bank, N.A., which is further described in the Long-Term Liquidity and Capital Resources section below.

In determining how and when to allocate cash resources, we initially consider the source of the cash. We use substantially all net operating cash flows to fund distributions to stockholders. The amount of distributions that we pay to our common stockholders is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. When evaluating funds available for stockholder distributions, we consider net cash provided by operating activities, as presented in the accompanying GAAP-basis consolidated statements of cash flows, adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition fees and expenses. We use DRP proceeds to fund share redemptions (subject to the limitations of our share redemption program), and make residual DRP proceeds available to fund capital improvements for our existing portfolio, additional real estate investments, and other cash needs.
Short-term Liquidity and Capital Resources
During 2011, we generated net cash flows from operating activities of $279.2 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. Such net cash flows from operating activities are also reduced for acquisition-related costs of $11.3 million. During the same period, we paid total distributions to stockholders, including $130.3 million reinvested in our common stock pursuant to our DRP, of $270.7 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders.
In 2011, we acquired the Market Square Buildings for approximately $603.4 million using primarily short-term borrowings, the majority of which were subsequently repaid with long-term, fixed-rate borrowings, including approximately $250.0 million from seven-year, unsecured bonds, and approximately $325.0 million from a 12-year mortgage secured by the Market Square Buildings. During 2011, we also generated proceeds from the sale of common stock under our DRP, net of acquisition fees and share redemptions, of $36.2 million, which was used primarily to fund capital expenditures and leasing costs for our properties.
On July 8, 2011, we amended our $500.0 million unsecured revolving credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A., as administrative agent (the "JPMorgan Chase Credit Facility") to, among other things: (i) extend the due date of the facility to May 7, 2015; (ii) enable us to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria; and (iii) reduce the interest rate and the facility fee as described below. As of December 31, 2011, $484.0 million was outstanding under the JPMorgan Chase Credit Facility. Except as noted below and described above, the terms of the JPMorgan Chase Credit Facility remain materially unchanged. Letters of credit that may be issued under the JPMorgan Chase Credit Facility continue to be limited to an aggregate amount of $25.0 million.
The JPMorgan Chase Credit Facility Amendment provides for interest to be incurred based on, at our option, the London Interbank Offered Rate ("LIBOR") for one-, two-, three- or six-month periods, plus an applicable margin ranging from 1.25% to 2.05% (the "LIBOR Rate"), or at an alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the "Base Rate"). The Base Rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank, as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is determined based on Wells REIT II's corporate credit rating (as defined in the facility agreement). Additionally, we must pay a per annum facility fee on the aggregate commitment (used or unused) ranging from 0.25% to 0.45% based on our applicable credit rating. Under the JPMorgan Chase Credit Facility, interest on LIBOR Rate loans is payable in arrears on the last day of each interest period; interest on Base Rate loans is payable in arrears on the first day of each month. We are required to repay all outstanding principal balances and accrued interest by May 7, 2015.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 50% of our assets (valued at cost before depreciation and other noncash reserves) unless a majority of the members of the Conflicts Committee of our board of directors approves the borrowing. Our charter also requires that we disclose the justification of any borrowings in excess of the 50% debt-to-real-estate-asset guideline. In addition, our portfolio debt instruments, the JPMorgan Chase Credit Facility and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of December 31, 2011:

		Actual Performance
	Covenant Level	December 31, 2011
JPMorgan Chase Credit Facility:
Total debt to total asset value ratio	Less than 50%	30%
Secured debt to total asset value ratio	Less than 40%	15%
Fixed charge coverage ratio	Greater than 1.75x	4.44x
Unencumbered interest coverage ratio	Greater than 2.0x	7.37x
Unencumbered asset coverage ratio	Greater than 2.0x	2.69x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	25%
Debt service test	Greater than 1.5x	4.42x
Secured debt test	Less than 40%	12%
Maintenance of total unencumbered assets	Greater than 150%	617%
We are in compliance with all of our debt covenants as of December 31, 2011, and expect to continue to meet the requirements of our debt covenants over the short and long term. We also believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of February 15, 2012, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $383.0 million.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will continue to include stockholder distributions; redemptions of shares of our common stock under our share redemption program; capital expenditures, such as building improvements, tenant improvements, and leasing costs; repaying or refinancing debt; and selective property acquisitions, either directly or through investments in joint ventures.
We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2011, our debt-to-real-estate-asset ratio was approximately 25.4%.
Our board of directors elected to maintain the quarterly stockholder distribution rate at $0.125 per share throughout 2011. While our operational cash flows from properties remain strong, economic downturns in our markets, or in the particular industries in which our tenants operate, and capital funding requirements for our real estate portfolio, or for future strategic acquisitions, could exert negative pressure on funds available for future stockholder distributions. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.

Contractual Commitments and Contingencies
As of December 31, 2011, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$1,471,453	$36,191	$130,188	$528,759	$776,315
Interest obligations on debt(1)	403,264	72,506	107,398	89,335	134,025
Capital lease obligations(2)	646,000	60,000	466,000	—	120,000
Operating lease obligations	227,233	2,604	5,260	5,260	214,109
Total	$2,747,950	$171,301	$708,846	$623,354	$1,244,449

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable), a portion of which is reflected as Loss on interest rate swaps in our consolidated statements of operations. Interest obligations on all other debt are measured at the contractual rate. See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $40.0 million during 2011, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of December 31, 2011, we owned controlling interests in 71 office properties, which were approximately 93.9% leased, and one hotel. Our real estate operating results have increased in 2011, as compared with 2010, primarily due to acquiring properties in 2010 and in the first quarter of 2011. In the near term, we expect future real estate operating income to continue to increase as compared with prior-year levels as a result of the acquisition of the Market Square Buildings for approximately $603.4 million in March of 2011.
Comparison of the year ended December 31, 2010 versus the year ended December 31, 2011
Continuing Operations
Rental income increased from $434.0 million for 2010 to $476.9 million for 2011, primarily due to properties acquired or placed in service during 2010 and the first three months of 2011. Future rental income is expected to increase as a result of owning the Market Square Buildings for a full period, and otherwise fluctuate based on future acquisitions, dispositions, and leasing activities.
Tenant reimbursements and property operating costs increased from $95.6 million and $162.9 million, respectively, for 2010 to $104.2 million and $178.0 million, respectively, for 2011, primarily due to properties acquired or placed in service during 2010 and 2011. Future tenant reimbursements and property operating costs are expected to increase as a result of owning the Market Square Buildings for a full period, and otherwise fluctuate based on future acquisitions, dispositions, and leasing activities.
Hotel income, net of hotel operating costs, increased from approximately $2.8 million for 2010 to $3.2 million for 2011, primarily due to an increase in the average occupancy rate during 2011. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Cleveland Marriott Downtown at Key Center.
Other property income increased from $1.4 million for 2010 to $11.4 million for 2011, primarily due to fees earned in connection with lease terminations at 4100-4300 Wildwood Parkway, Bannockburn Lake II, and other properties. Fluctuations in other property income in the future are expected to primarily relate to future lease terminations and restructuring activities.
Asset and property management fees increased from $37.2 million for 2010 to $39.9 million for 2011, primarily due to properties acquired and placed into service during 2010 and 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) from April 2011 through December 2011 due to the acquisition of the Market Square Buildings for $603.4 million (see Note 10. Related-Party Transactions and Agreements).

Depreciation increased from $99.6 million for 2010 to $117.8 million for 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Depreciation is expected to increase as a result of owning the Market Square Buildings for a full period, and otherwise fluctuate based on future acquisition, disposition, and leasing activities.
Amortization increased from $113.7 million for 2010 to $119.8 million for 2011, primarily due to growth in the portfolio in 2010 and the first three months of 2011. Amortization is expected to increase as a result of owning the Market Square Buildings for a full period, and otherwise fluctuate based on acquisition, disposition, and leasing activities.
General and administrative expenses remained relatively consistent at $23.4 million for 2010 and $23.9 million for 2011. Future general and administrative expenses are expected to remain at a level comparable to current general and administrative expenses over the near term.
Acquisition fees and expenses increased from $10.8 million for 2010 to $11.3 million for 2011, primarily due to the acquisition of the Market Square Buildings in March 2011, partially offset by the impact of closing our third public offering effective June 30, 2010. Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1.0% of the property purchase price (excluding acquisition expenses). We expect future acquisition fees and expenses to fluctuate primarily based on future acquisition activity.
Interest expense increased from $84.5 million for 2010 to $108.7 million for 2011, primarily due to debt used to fund the acquisition of the Market Square Buildings, including incremental short-term borrowings, a $250.0 million unsecured bond offering, and a $325.0 million mortgage note secured by the Market Square Buildings. Future interest expense will depend largely upon changes in market interest rates, our ability to secure financings or refinancings, and future acquisition and disposition activities.
Interest and other income remained relatively consistent at $43.1 million for 2010 and $42.4 million for 2011. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.6 years as of December 31, 2011. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
Loss on interest rate swaps increased from $19.1 million for 2010 to $38.4 million for 2011, primarily due to writing off $15.1 million of cumulative unrealized market value adjustments on the interest rate swap on the 80 Park Plaza Building mortgage note upon settling of this swap contract in December 2011 prior to maturity. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair values of our interest rate swaps relative to then-current market conditions.
We recognized a gain on early extinguishment of debt of $53.0 million for 2011 in connection with settling the 222 East 41st Street Building mortgage note and the 80 Park Place Building mortgage note and their related swaps in December 2011, which is partially offset by the $15.1 million write-off of cumulative unrealized losses on the 80 Park Plaza interest rate swap described above.
We recognized net income attributable to Wells REIT II of $23.3 million ($0.04 per share) for 2010, as compared with a net income of $56.6 million ($0.10 per share) for 2011. The increase is primarily attributable to gains recognized on negotiated settlements of debt and related interest rate swap agreements in 2011. Growth in our portfolio in 2010 and 2011 generated additional real estate operating income, which is offset by additional interest expense resulting from increasing the percentage of borrowings used in our capital structure during 2011. We expect future net income to decline due to the non-recurring gains recognized on debt settlements in the current year. Should the decline in the U.S. economy or U.S. real estate markets continue for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a further decline in net income over the long term.
Discontinued Operations
Income (loss) from discontinued operations was ($2.6 million) for 2010 as compared with $2.9 million for 2011. As further explained in Note 12. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. For 2010 and 2011, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011), 5995 Opus Parkway and Emerald Point (both of which were under contract at December 31, 2011, and sold in January 2012), and New Manchester One (sold for a loss of $0.2 million in September 2010). The aforementioned Manhattan Towers transaction resulted in a gain on early extinguishment of debt of $13.5 million, which is included in gain (loss) on disposition of discontinued operations for 2011, and a property impairment loss of $5.8 million, which is included in operating loss from discontinued operations for 2011.

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010
Continuing Operations
Rental income increased from $414.3 million for 2009 to $434.0 million for 2010, primarily due to the full-year impact of properties acquired in 2009 and the partial-year impact of properties acquired in 2010.
Tenant reimbursements decreased from $98.6 million for 2009 to $95.6 million for 2010, primarily due to decreases in utility usage and rates, and property taxes, offset slightly by additional property operating costs and tenant reimbursements related to the assets placed in service during 2010. Property operating costs remained consistent at $162.4 million for 2009 compared with $162.9 million for 2010.
Other property income decreased from $14.8 million for 2009 to $1.4 million for 2010, primarily due to $12.0 million earned in 2009 under a perpetual easement contract with the developer of a building that is adjacent to the 5 Houston Center building. Other property income also includes fees earned in connection with lease restructurings.
Hotel income, net of hotel operating costs, decreased from $3.8 million for 2009 to $2.8 million for 2010 due to decreases in food, beverage, and banquet sales, and additional operating costs related to a quality-of-service initiative.
Asset and property management fees increased slightly from $36.2 million for 2009 to $37.2 million for 2010, primarily due to 2010 acquisitions.
Acquisition fees and expenses decreased from $19.2 million for 2009 to $10.8 million for 2010, primarily due to closing our third public offering of common stock effective June 30, 2010, offset by a 2009 write-off of $5.6 million of unapplied acquisition fees and expenses that related to prior periods in connection with implementing a prospective accounting rule change. We incurred acquisition fees equal to 2.0% of gross offering proceeds raised during 2009 and 2010.
Depreciation increased from $93.0 million for 2009 to $99.6 million for 2010, primarily due to the full-year impact of properties acquired in 2009, the partial-year impact of properties acquired in 2010, and the impact of capital improvements across our portfolio.
Amortization remained relatively consistent at $115.3 million for 2009 as compared with $113.7 million for 2010.
General and administrative expenses decreased from $31.2 million for 2009 to $23.4 million for 2010, primarily due to costs incurred in connection with a prospective acquisition that did not close in 2009 and bad debt expense incurred in connection with reserving tenant receivables in 2009.
Interest expense remained relatively stable at $85.6 million for 2009 as compared with $84.5 million for 2010.
Interest and other income increased from $40.1 million for 2009 to $43.1 million for 2010, primarily due to recovering a transfer tax payment made in connection with a prior-period acquisition.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $19.1 million for 2010, compared with a gain of $14.1 million for 2009, primarily due to a market value adjustment to the interest rate swap agreements on the 222 East 41st Street Building loan and the Three Glenlake Building loan.
We recognized a loss on foreign currency exchange contract of $0.6 million for 2009. Gains (losses) on foreign currency exchange contract are primarily impacted by fluctuations in value of the U.S. dollar compared to the Russian rouble. We settled the foreign currency exchange contract on April 1, 2009, with a payment of $8.2 million.
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

Discontinued Operations
Loss from discontinued operations increased from $1.2 million for 2009 to $2.6 million for 2010. As further explained in Note 12. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. For 2009 and 2010, discontinued operations includes activity for the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011); 5995 Opus Parkway and Emerald Point (both of which were under contract at December 31, 2011, and sold in January 2012); and New Manchester One (sold for a loss of $0.2 million in September 2010).
Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by NAREIT, is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment losses related to sales of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships.  Effective December 31, 2011, we adjusted our calculation of FFO to be consistent with NAREIT's recent Accounting and Financial Standards Hot Topics, which clarifies that impairment losses on real estate assets should be excluded from FFO. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses, market value adjustments to interest rate swaps, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations ("AFFO"), a non-GAAP financial measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Such intangible lease assets (liabilities) arise from the allocation of acquisition price related to direct costs associated with obtaining a new tenant, the value of opportunity costs associated with lost rentals, the value of tenant relationships, and the value of effective rental rates of in-place leases that are above or below market rates of comparable leases at the time of acquisition. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, management believes that, by excluding these charges, AFFO provides useful supplemental information that is reflective of the performance of our real estate investments, which is useful in assessing the sustainability of our operations.

•
Straight-line rental income. In accordance with GAAP, rental payments are recognized as income on a straight-line basis over the terms of the respective leases. Thus, for any given period, straight-line rental income represents the difference between the contractual rental billings for that period and the average rental billings over the lease term for the same length of time. This application results in income recognition that can differ significantly from the current contract terms. By adjusting for this item, we believe AFFO provides useful supplemental information reflective of the realized economic impact of our leases, which is useful in assessing the sustainability of our operating performance.

•
Loss on interest rate swaps and remeasurement of loss on foreign currency. These items relate to fair value adjustments, which are based on the impact of current market fluctuations, underlying market conditions and the performance of the specific holding, which is not attributable to our current operating performance. By adjusting for this item, we believe that AFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals (rather than anticipated gains or losses that may never be realized), which is useful in assessing the sustainability of our operations.

•
Noncash interest expense. This item represents amortization of financing costs paid in connection with executing our debt instruments, and the accretion of premiums (and amortization of discounts) on certain of our debt instruments.  GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. By excluding these items, management believes that AFFO provides supplemental information that allows for better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

•
Real estate acquisition-related costs. Acquisition expenses are incurred for investment purposes (i.e. to promote portfolio appreciation and generation of future earnings over the long term) and, therefore, do not correlate with the ongoing operations of our portfolio. By excluding these items, management believes that AFFO provides supplemental information that allows for better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

Reconciliations of net income to FFO and to AFFO (in thousands):

	2011	2010	2009
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$56,642	$23,266	$40,594
Adjustments:
Depreciation of real estate assets	119,772	102,558	96,406
Amortization of lease-related costs	120,384	117,569	120,866
Impairment loss on real estate assets	5,817	—	—
Loss on sale of discontinued operations	—	161	—
Total Funds From Operations adjustments	245,973	220,288	217,272
Funds From Operations	302,615	243,554	257,866

Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	2,423	6,791	9,230
Straight-line rental income	(22,165)	(6,544)	(10,236)
Loss on interest rate swaps	28,635	9,485	(23,011)
Re-measurement loss on foreign currency	—	686	37
Noncash interest expense	23,967	18,703	17,253
Gains on early extinguishments of debt	(66,540)	—	—
Subtotal	(33,680)	29,121	(6,727)

Real estate acquisition-related costs	11,250	10,779	27,404
Adjusted Funds From Operations	$280,185	$283,454	$278,543
Portfolio Information
As of December 31, 2011, we owned controlling interests in 71 office properties and one hotel, which include 93 operational buildings. These properties are composed of approximately 22.6 million square feet of commercial space located in 23 states; the District of Columbia; and Moscow, Russia. Of these office properties, 68 are wholly owned and three are owned through a consolidated joint venture. As of December 31, 2011, the office properties were approximately 93.9% leased.
As of December 31, 2011, our five highest geographic concentrations were as follows:

Location	2011 Annualized Base Rent(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2011 Annualized Base Rent
Atlanta	$68,233	3,521	15%
Northern New Jersey	44,002	2,360	10%
Washington, D.C.	40,042	855	9%
Cleveland	31,194	1,258	7%
Baltimore	27,519	1,205	6%
	$210,990	9,199	47%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

As of December 31, 2011, our five highest tenant industry concentrations were as follows:

Industry	2011 Annualized Base Rent(1) (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2011 Annualized Base Rent
Legal Services	$65,635	1,650	15%
Communications	60,763	3,396	14%
Depository Institutions	49,192	2,011	11%
Electric, Gas & Sanitary Services	29,401	2,155	6%
Industrial Machinery & Equipment	28,694	1,557	6%
	$233,685	10,769	52%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

As of December 31, 2011, our five highest tenant concentrations were as follows:

Tenant	2011 Annualized Base Rent(1) (in thousands)	Percentage of 2011 Annualized Base Rent
AT&T	$45,184	10%
Jones Day	19,491	4%
Key Bank	17,165	4%
IBM	17,121	4%
Westinghouse	15,293	4%
	$114,254	26%

(1)
2011 Annualized Base Rent is calculated as monthly contractual base rent, excluding lease abatements provided in leases effective as of December 31, 2011, multiplied by 12. For leases where rent has not yet commenced, the first monthly base rent receivable within the next 12 months is used to determine 2011 Annualized Base Rent.

For more information on our portfolio, see Item 2. Properties.
Election as a REIT
We have elected to be taxed as a REIT under the Code, and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders, computed without regard to the dividends-paid deduction and by excluding our net capital gain. As a REIT, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.
Wells TRS II, LLC ("Wells TRS"), Wells KCP TRS, LLC ("Wells KCP TRS"), and Wells Energy TRS, LLC ("Wells Energy TRS") are wholly owned subsidiaries of Wells REIT II and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS, Wells KCP TRS, and Wells Energy TRS as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through Wells TRS, Wells KCP TRS, or Wells Energy TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate considered to be "held for use," as described in accounting guidance, and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction.
During the third quarter of 2011, we evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, we opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, we reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, included in operating loss from discontinued operations in the accompanying statement of operations, and recognizing a gain on early extinguishment of debt of $13.5 million, included in gain (loss) on disposition of discontinued operations in the accompanying statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined in Note 2. Summary of Significant Accounting Policies of our accompanying consolidated financial statements, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. The table below represents the detail of the adjustments recognized in 2011 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Manhattan Towers	$65,317	$(5,817)	$59,500
Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).
Certain of our real estate assets are considered to be "held for sale," as described in the accounting guidance. These assets are carried at the lower of carrying value or fair value less cost to sell. As of December 31, 2011, two properties are classified as held for sale, Emerald Point and 5995 Opus Parkway (see Note 12. Assets Held for Sale and Discontinued Operations for additional information). It was determined that the carrying value of the assets held for sale as of December 31, 2011 exceeded the fair value of these assets.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on our estimate of their fair values.
The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
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

•
Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and we are required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee
In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. We had gross below-market lease assets of approximately $110.7 million as of December 31, 2011 and 2010, net of accumulated amortization of $8.9 million and $6.9 million as of December 31, 2011 and 2010, respectively. We recognized amortization of these assets of approximately $2.1 million for each of the years, 2011, 2010, and 2009.
Related-Party Transactions and Agreements
We have entered into agreements with our advisor, WREAS II, and its affiliates, whereby we pay certain fees and reimbursements to WREAS II or its affiliates, for acquisition fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 10 to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.
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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Repayment of mortgage note
We repaid the Highland Landmark Building mortgage note of $33.8 million at its maturity on January 10, 2012.
Property dispositions
On January 9, 2012, we closed on the sale of Emerald Point for $37.3 million, exclusive of closing costs, which resulted in a gain on disposition of discontinued operations of $10.6 million. On January 12, 2012, we closed on the sale of 5995 Opus Parkway for $22.8 million, exclusive of closing costs, resulting in a gain on disposition of discontinued operations of $6.3 million.
$375.0 Million Term Loan
On February 3, 2012, we closed on a four-year, $375.0 million unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. The $375.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The proceeds from the $375 Million Term Loan were used to pay down temporary borrowings on our credit facility, which were used to repay mortgages in the third and fourth quarters of 2011. We have the ability to increase the amount of the $375 Million Term Loan up to $450 million on two occasions during the term in minimum amounts of at least $25 million; however, none of the current banks are obligated to participate in such increases. The $375.0 Million Term Loan will mature on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to and at maturity, the $375 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance. The $375.0 Million Term Loan contains the same restrictions and financial covenants as those included in our JPMorgan Chase Credit Facility, which are further described in the Long-Term Liquidity and Capital Resources section above.
In connection with the execution of the Term Loan, we added two subsidiaries as guarantors to the $375 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable.
Dividend Declaration
On February 28, 2012, our board of directors declared distributions to stockholders for the first quarter of 2012 in the amount of $0.125 (12.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of March 15, 2012. Such distributions will be paid in March 2012.

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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2011 and 2010, the estimated fair value of our line of credit and notes payable and bonds was $1.5 billion and $0.9 billion, respectively.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2011, our consolidated debt consisted of the following, in thousands:

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$—	$484,000	$—	$—	$484,000
Effectively fixed-rate debt	$36,190	$28,449	$101,347	$2,796	$41,963	$774,741	$985,486

Average interest rate:
Effectively variable-rate debt	—%	—%	—%	3.14%	—%	—%	3.14%
Effectively fixed-rate debt	4.87%	5.94%	5.07%	5.80%	5.83%	5.40%	5.38%
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rate on the Three Glenlake Building mortgage note has been effectively fixed through the interest rate swap agreement described below. As of December 31, 2011, we had $484.0 million outstanding under the JPMorgan Chase Credit Facility; $26.0 million outstanding on the Three Glenlake Building mortgage note; $248.4 million in 5.875% bonds outstanding; and $711.2 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.64% as of December 31, 2011.
On March 7, 2011, we executed the JPMorgan Chase Bridge Loan to finance a portion of the purchase price of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at our option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25%, or at an alternate base rate, plus an applicable margin of 1.25% (the "Bridge Base Rate"). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. The JPMorgan Bridge Loan was fully repaid on June 3, 2011.
On April 4, 2011, we sold $250.0 million aggregate principal amount of our 5.875% unsecured senior notes due in 2018 at 99.295% of their face value in a private placement offering. Two rating agencies have assigned investment-grade ratings to these senior notes. We received proceeds from this bond offering, net of fees, of $246.7 million, all of which were used to reduce amounts outstanding on the JPMorgan Chase Bridge Loan.
On June 30, 2011, we entered into a loan transaction (the "Market Square Note") with Pacific Life Insurance Company, in the principal amount of $325.0 million. Substantially all of the net proceeds advanced under the Market Square Note were used to repay amounts outstanding under the $500.0 million credit facility with JPMorgan Chase Bank entered into on May 7, 2010 (the "JPMorgan Chase Credit Facility"). We used borrowings under the JPMorgan Chase Credit Facility to fund a portion of the March 7, 2011 acquisition of the Market Square Buildings. The Market Square mortgage note, which requires interest-only monthly payments, matures on July 1, 2023 and bears interest at an annual rate of 5.07%. We have the right to prepay the outstanding amount in full provided that (i) 30 days' prior written notice of the intent to prepay is provided to the lender and (ii) a prepayment premium is paid to the lender. If the prepayment is made before July 1, 2013, the prepayment premium is equal to the sum of (i) the greater of (a) 1.0% of the outstanding principal or (b) the yield loss amount plus (ii) 3.0% of the outstanding principal. If the prepayment is made on or after July 1, 2013 but before April 1, 2023, the prepayment premium is equal to the greater of (i) 1.0% of the outstanding principal or (ii) the yield loss amount. No prepayment premium need be paid if the prepayment is made on or after April 1, 2023.
On July 8, 2011, we entered an amendment to the JPMorgan Chase Credit Facility with JPMorgan Chase Bank to, among other things, (i) extend the maturity date of the Facility to May 7, 2015; (ii) enable us to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria; and (iii) reduce the interest rate and the facility fee as described below. Except as noted above and described below, the terms of the Facility remain materially unchanged by the amendment.
The JPMorgan Chase Credit Facility Amendment provides for interest costs to be incurred based on, at our option, the London Interbank Offered Rate ("LIBOR") for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.25% to 2.05% (the "LIBOR Rate") or at the alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the "Base Rate"). The alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-

month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is based on our applicable credit rating (as defined in the Facility agreement). Additionally, we must pay a per annum facility fee on the aggregate commitment (used or unused) ranging from 0.25% to 0.45% based on our applicable credit rating.
On September 6, 2011, we settled the Manhattan Towers Building mortgage note ($75 million) by transferring the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its mortgagee through a deed in lieu of foreclosure transaction. As a result of this transaction, we recognized a property impairment loss of $5.8 million and a gain on early extinguishment of debt of $13.5 million.
On December 29, 2011, Wells REIT II entered into an agreement with Wells Fargo Bank, N.A. to settle the 80 Park Plaza Building mortgage note ($65.1 million), the 222 East 41st Street Building mortgage note ($176.0 million), and their respective interest rate swap agreements ($15.1 million and $49.0 million, respectively) for a total payment of $250.0 million. This transaction resulted in a gain on early extinguishment of debt of $53.0 million, partially offset by a loss on interest rate swap of $15.1 million due to writing off the cumulative unrealized market value adjustments to the 80 Park Plaza interest rate swap.
During 2011, we used cash on hand and proceeds from the JPMorgan Chase Credit Facility to settle the Cranberry Woods Drive mortgage note ($63.4 million); the 800 North Frederick Building mortgage note ($46.4 million); the 222 East 41st Street Building mortgage note ($176.0 million) and related interest rate swap ($49.0 million); and the 80 Park Place Building mortgage note ($65.1 million) and related interest rate swap ($15.1 million) without incurring prepayment penalties. During 2011 and 2010, we also made interest payments of approximately $53.1 million and $40.2 million, respectively, including amounts capitalized of approximately $0.5 million during 2010.
The Three Glenlake Building mortgage note was used to purchase the Three Glenlake Building. The note bears interest at one-month LIBOR plus 90 basis points (approximately 1.12% per annum as of December 31, 2011), and matures in July 2013. The interest rate swap agreement has an effective date of July 31, 2008 and matures July 31, 2013. Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amounts accrues and is added to the outstanding balance of the note over the term. The interest rate swap effectively fixes our interest rate on the Three Glenlake Building mortgage note at 5.95% per annum.
Approximately $985.5 million of our total debt outstanding as of December 31, 2011 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2011, these balances incurred interest expense at an average interest rate of 5.38% and have expirations ranging from 2012 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at December 31, 2011, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 1.9% and 2.0% of total assets at December 31, 2011 and 2010, respectively, and 0.6% of total revenue during 2011 and 2010, respectively. As compared with rates in effect at December 31, 2011, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2011, 2010, or 2009.

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2012 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.wellsreitII.com.
The other information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain information required by this Item is incorporated by reference from our 2012 Proxy Statement.
Transactions with Related Persons
Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the Advisory Agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us. Set forth below is a description of such transactions and the committee's report on their fairness.
Our Relationship with Wells Capital and WREAS II
Certain of our executive officers, E. Nelson Mills, Douglas P. Williams, and Randall D. Fretz, are also executive officers of WellsREF, our sponsor, which is the manager of WREAS II, our advisor. The chairman of our board of directors, Leo F. Wells, III, is the sole director of WellsREF and indirectly owns 100% of its equity. WREAS II provides our day-to-day management. Among the services provided by our advisor under the terms of the Advisory Agreement are the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.
Our advisor is at all times subject to the supervision of our board of directors and has only such authority as we may delegate to it as our agent. We renewed the Advisory Agreement (the "Renewed Advisory Agreement") with our advisor, WREAS II, in December 2011 for the period from January 1, 2012 through March 31, 2012. The Renewed Advisory Agreement is substantially the same as the agreement that was in effect through December 31, 2011, except that WREAS II has agreed to a limit on the reimbursement of certain expenses by us. Specifically, WREAS II will not be reimbursed for "portfolio general and administrative expenses" or "personnel expenses" incurred in the first quarter of 2012 to the extent they exceed $4.5 million and $2.5 million, respectively. As defined in the Advisory Agreement, "portfolio general and administrative expenses" refer to categories of costs set forth in a budget approved by our Board of Directors at a meeting on December 16, 2011. Generally, these are general and administrative costs (excluding the asset management fee) that relate to the portfolio as a whole rather than property-specific costs. "Personnel expenses" are defined in the Advisory Agreement to refer to all wages and other employee-related expenses of employees of WREAS II or its affiliates to the extent the employees are engaged in the management, administration, operation, and marketing of us but excluding personnel expenses reimbursable under another agreement, such as the property management agreement. The term of the Advisory Agreement is subject to an unlimited number of successive renewals upon mutual consent of the parties.
From January 1, 2011 through the most recent date practicable, which was December 31, 2011, we have compensated our advisor as set forth below:

•
Through July 31, 2011 we incurred acquisition fees payable to our advisor equal to 2.0% of gross proceeds from our public offerings of common stock for services in connection with the selection, purchase, development, or construction of real property. We incurred such acquisition fees upon receipt of proceeds from the sale of shares. Effective August 1, 2011, acquisition fees have been incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2011 calendar year exceed 2% of total gross offering proceeds. Acquisition fees from January 1, 2011 through December 31, 2011, totaled approximately $1.3 million.

•
Asset management fees are incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all of our properties (other than those that fail to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of our interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. For the first three months of 2011, we generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of our properties (other than those that fail to meet specified occupancy thresholds) and our investments in joint ventures; from April 2011 through December 2011, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. With respect to (ii) above, we published our first net asset-based valuation (per share) on November 8, 2011, which has not impacted asset management fees incurred to date due to continued applicability of the $2.7 million per month ($32.5 million per annum) cap described above. Asset management fees from January 1, 2011 through December 31, 2011 totaled approximately $32.1 million.

•
Additionally, we reimburse our advisor for all costs and expenses it incurs in fulfilling its asset management and administrative duties, which may include wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2011 through December 31, 2011, totaled approximately $11.6 million.

The Conflicts Committee considers our relationship with the advisor during 2011 to be fair. The Conflicts Committee evaluated the performance of the advisor and the compensation paid to the advisor in connection with its decision to renew the Advisory Agreement through December 31, 2011 and then again in connection with its decision to renew the Advisory Agreement through March 31, 2012. The Conflicts Committee believes that the amounts payable to the advisor under the Advisory Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation was appropriate in order for the advisor to provide the desired level of services to us and our stockholders. The Conflicts Committee evaluates the advisor at least annually on factors such as (a) the amount of the fees paid to the advisor in relation to the size, composition, and performance of our portfolio; (b) the success of the advisor in generating opportunities that meet our investment objectives; (c) rates charged to other REITs and to investors other than REITs by advisors performing the same or similar services; (d) additional revenues realized by the advisor and its affiliates through their relationship with us, including loan administration, underwriting or broker commissions, servicing, engineering, inspection, and other fees; (e) the quality and extent of service and advice furnished by the advisor; (f) the performance of our portfolio, including income, conservation or appreciation of capital, frequency of problem investments, and competence in dealing with distress situations; and (g) the quality of our portfolio relative to the investments generated by the advisor for its own account.
Our Relationship with WIS
Mr. Wells indirectly owns 100% of our dealer-manager, WIS. In addition, Messrs. Fretz and Williams are directors of WIS. Prior to concluding our primary public offering, our dealer-manager was entitled to receive selling commissions of 7% and a dealer-manager fee of 2.5% of aggregate gross offering proceeds, except that no selling commissions or dealer-manager fees are paid in connection with the sale of our shares under the dividend reinvestment plan. Our primary public equity offering closed mid-2010. Therefore, from January 1, 2011 through December 31, 2011, we incurred no selling commissions or dealer-manager fees to WIS.
The Conflicts Committee believes that this arrangement with WIS is fair.

Our Relationship with Wells Management
Wells REIT II is party to a property management, leasing, and construction management agreement with WREAS II (the "Management Agreement"), which automatically renewed on October 24, 2011 for a one-year term. Wells Management assigned all of its rights, title, and interest in the Management Agreement to WREAS II on January 1, 2011. Wells REIT II consented to such assignment as required by the Management Agreement. As part of this assignment, Wells Management guarantees the performance of all of the WREAS II obligations under the Management Agreement. Mr. Wells indirectly owns 100% of Wells Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we pay the following fees to WREAS II under the Management Agreement:

•	For each property for which WREAS II provides property management services, we pay WREAS II a market-based property management fee based on gross monthly income of the property.

•
For each property for which WREAS II provides leasing agent services, WREAS II is entitled to: (i) a one-time fee in an amount not to exceed one month's rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease; (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•
For each property for which WREAS II provides construction management services, WREAS II is entitled to receive from us that portion of lease concessions for tenant-directed improvements that are specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions and a management fee to be determined for other construction management activities.

The Conflicts Committee believes that the above-described arrangements with WREAS II and Wells Management are fair and reasonable and on terms and conditions no less favorable to us than those available from unaffiliated third parties. Property management and construction fees incurred from January 1, 2011 through December 31, 2011 were $4.8 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2012 Proxy Statement.

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

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	February 29, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 29, 2012

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 29, 2012

/s/ Bud Carter	Independent Director
Bud Carter		February 29, 2012

/s/ John L. Dixon	Independent Director
John L. Dixon		February 29, 2012

/s/ E. Nelson Mills	President and Director (Principal Executive Officer)
E. Nelson Mills		February 29, 2012

/s/ George W. Sands	Independent Director
George W. Sands		February 29, 2012

/s/ Neil H. Strickland	Independent Director
Neil H. Strickland		February 29, 2012

/s/ Leo F. Wells, III	Director
Leo F. Wells, III		February 29, 2012

/s/ Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)
Douglas P. Williams		February 29, 2012

EXHIBIT INDEX
TO
2011 FORM 10-K
OF
WELLS REAL ESTATE INVESTMENT TRUST II, INC.

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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement).
4.4+	Fourth Amended and Restated Share Redemption Program
4.5	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on December 12, 2011).
10.1*
Stock Option Plan (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-11 (No. 333-107066) filed with the SEC on September 23, 2003("Amendment No. 1 to IPO Registration Statement").

10.2*	Independent Director Stock Option Plan (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to IPO Registration Statement).
10.3*
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC (the "Advisor") dated January 1, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 11, 2011).

10.4*
Assignment and Assumption of Master Property Management Leasing and Construction Agreement by and among Wells Management Company, Inc., the Advisor, and the Company dated January 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011).

10.5
Purchase and Sale Agreement by and between Avenue Associates Limited Partnership and the Company dated February 22, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011).

10.6
Bridge Note between Wells Operating Partnership II, L.P. and J.P. Morgan Chase Bank, N.A. dated March 7, 2011 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011).

10.7
Credit Agreement by and among Wells Operating Partnership II, L.P. and J.P. Morgan Securities Inc. as lead arranger and sole bookrunner and J.P. Morgan Chase Bank, N.A., as administrative agent dated March 7, 2011 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 6, 2011).

10.8
Indenture among Wells Operating Partnership II, L.P., Wells Real Estate Investment Trust II, Inc., certain of each of their direct and indirect subsidiaries and U.S. Bank National Association as trustee, dated as of April 4, 2011, including the form of 5.875% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Commission on April 4, 2011).

10.9
Registration Rights Agreement among Wells Operating Partnership II, L.P., Wells Real Estate Investment
Trust II, Inc., certain of each of their direct and indirect subsidiaries and the initial purchasers party thereto, dated as of April 4, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on April 4, 2011).

10.10
Amended and Restated Deed of Trust Note dated as of June 30, 2011 by Wells REIT II – Market Square East & West, LLC, for the benefit of Pacific Life Insurance Company (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-4 with the SEC on July 18, 2011).

10.11
Amended and Restated Deed of Trust, Financing Statement and Security Agreement (with Assignment of Leases and Rents and Fixture Filings) dated as of June 30, 2011 by and among Wells REIT II – Market Square East & West, LLC, Lawyers Title Realty Services, Inc., and Pacific Life Insurance Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 with the SEC on July 18, 2011).

10.12
Amendment No. 1 to Credit Agreement by and among Wells Operating Partnership II, L.P., as borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, and PNC Bank, National Association, as syndication agent and Regions Bank, U.S. Bank National Association and BMO Capital Markets, as documentation agents, and the financial institutions party thereto, dated July 8, 2011 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-4 filed with the SEC on July 18, 2011).

10.13*
Interim Advisory Agreement by and between the Company and the Advisor effective for the month of August 2011 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011).

10.14*
Amended Advisory Agreement by and between the Company and the Advisor effective as of August 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 8, 2011).

10.15+*	Advisory Agreement by and between the Company and the Advisor effective as of January 1, 2012.
21.1+	Subsidiaries of the Company
23.1+	Consent of Deloitte & Touche LLP
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.
+    Filed herewith.
*    Represents management contract or compensatory plan or arrangement.
**    Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Wells Real Estate Investment Trust II, Inc.:
We have audited the accompanying consolidated balance sheets of Wells Real Estate Investment Trust II, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Wells Real Estate Investment Trust II, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company prospectively changed its method of accounting for business combinations and associated acquisition costs. Also as discussed in Note 2 to the consolidated financial statements, on December 31, 2011, the Company adopted Accounting Standards Update ("ASU") 2011-05, Comprehensive Income Topic (220) Presentation of Comprehensive Income. Upon the adoption of ASU 2011-05 the Company included a consolidated statement of comprehensive income for each of the three years in the period ended December 31, 2011.
/S/ Deloitte & Touche LLP
Atlanta, Georgia
February 28, 2012

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2011	2010
Assets:
Real estate assets, at cost:
Land	$704,336	$560,160
Buildings and improvements, less accumulated depreciation of $514,961 and $408,358 as of December 31, 2011 and 2010, respectively	3,472,971	3,199,873
Intangible lease assets, less accumulated amortization of $343,463 and $353,065 as of December 31, 2011 and 2010, respectively	391,989	427,856
Construction in progress	8,414	4,351
Real estate assets held for sale, less accumulated depreciation and amortization of $9,551 and $8,440 as of December 31, 2011 and 2010, respectively	37,508	37,799
Total real estate assets	4,615,218	4,230,039
Cash and cash equivalents	39,468	38,882
Tenant receivables, net of allowance for doubtful accounts of $3,728 and $3,559 as of December 31, 2011 and 2010, respectively	130,549	107,639
Prepaid expenses and other assets	32,831	22,661
Deferred financing costs, less accumulated amortization of $5,590 and $3,975 as of December 31, 2011 and 2010, respectively	9,442	9,827
Intangible lease origination costs, less accumulated amortization of $236,679 and $217,617 as of December 31, 2011 and 2010, respectively	231,338	269,726
Deferred lease costs, less accumulated amortization of $22,390 and $15,616 as of December 31, 2011 and 2010, respectively	68,289	45,884
Investment in development authority bonds	646,000	646,000
Other assets held for sale, less accumulated amortization of $2,260 and $1,948 as of December 31, 2011 and 2010, respectively	3,432	1,027
Total assets	$5,776,567	$5,371,685
Liabilities:
Line of credit and notes payable	$1,221,060	$886,939
Bonds payable, net of discount of $1,574	248,426	—
Accounts payable, accrued expenses, and accrued capital expenditures	72,349	102,479
Due to affiliates	3,329	4,468
Deferred income	35,079	26,123
Intangible lease liabilities, less accumulated amortization of $74,326 and $62,165 as of December 31, 2011 and 2010, respectively	89,581	87,934
Obligations under capital leases	646,000	646,000
Liabilities held for sale	624	509
Total liabilities	2,316,448	1,754,452
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	113,147	161,189
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 546,197,750 and 540,906,780 shares issued and outstanding as of December 31, 2011 and 2010, respectively	5,462	5,409
Additional paid-in capital	4,880,806	4,835,088
Cumulative distributions in excess of earnings	(1,426,550)	(1,212,472)
Redeemable common stock	(113,147)	(161,189)
Other comprehensive loss	84	(11,139)
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,346,655	3,455,697
Nonredeemable noncontrolling interests	317	347
Total equity	3,346,972	3,456,044
Total liabilities, redeemable common stock, and equity	$5,776,567	$5,371,685
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2011	2010	2009
Revenues:
Rental income	$476,944	$434,011	$414,284
Tenant reimbursements	104,202	95,636	98,627
Hotel income	20,600	19,819	20,179
Other property income	11,411	1,441	14,825
	613,157	550,907	547,915
Expenses:
Property operating costs	177,991	162,934	162,441
Hotel operating costs	17,394	17,035	16,403
Asset and property management fees:
Related-party	36,640	33,228	32,341
Other	3,276	3,936	3,862
Depreciation	117,754	99,607	93,019
Amortization	119,777	113,740	115,254
General and administrative	23,930	23,431	31,218
Acquisition fees and expenses	11,250	10,779	19,183
	508,012	464,690	473,721
Real estate operating income	105,145	86,217	74,194
Other income (expense):
Interest expense	(108,653)	(84,501)	(85,597)
Interest and other income	42,399	43,089	40,068
(Loss) gain on interest rate swaps	(38,383)	(19,061)	14,134
Loss on foreign currency exchange contract	—	—	(582)
Gain on early extinguishment of debt	53,018	—	—
	(51,619)	(60,473)	(31,977)
Income before income tax benefit (expense)	53,526	25,744	42,217
Income tax benefit (expense)	276	226	(265)
Income from continuing operations	53,802	25,970	41,952
Discontinued operations:
Operating loss from discontinued operations	(10,668)	(2,469)	(1,205)
Gain (loss) on disposition of discontinued operations	13,522	(161)	—
Income (loss) from discontinued operations	2,854	(2,630)	(1,205)
Net income	56,656	23,340	40,747
Less: Net income attributable to nonredeemable noncontrolling interests	(14)	(74)	(153)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$56,642	$23,266	$40,594
Per-share information – basic and diluted:
Income from continuing operations	$0.09	$0.05	$0.09
Gain (loss) from discontinued operations	$0.01	$(0.01)	$0.00
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.10	$0.04	$0.09
Weighted-average common shares outstanding – basic and diluted	542,721	524,848	467,922
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2011	2010	2009
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$56,642	$23,266	$40,594
Market value adjustment to interest rate swap	11,223	(3,110)	6,532
Foreign currency translation adjustment	—	—	251
Comprehensive income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	67,865	20,156	47,377
Comprehensive income attributable to non-controlling interests	14	74	151
Comprehensive income	$67,879	$20,230	$47,528

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2008	442,009	$4,420	$3,943,266	$(694,751)	$(661,340)	$(14,812)	$2,576,783	$5,428	$2,582,211
Issuance of common stock	66,642	666	665,753	—	—	—	666,419	—	666,419
Redemptions of common stock	(8,756)	(87)	(82,818)	—	—	—	(82,905)	—	(82,905)
Decrease in redeemable common stock	—	—	—	—	(144,504)	—	(144,504)	—	(144,504)
Distributions to common stockholders ($0.60 per share)	—	—	—	(280,862)	—	—	(280,862)	—	(280,862)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(305)	(305)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(55,205)	—	—	—	(55,205)		(55,205)
Other offering costs	—	—	(9,016)	—	—	—	(9,016)		(9,016)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	40,594	—	—	40,594	—	40,594
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	151	151
Foreign currency translation adjustment	—	—	—	—	—	251	251	—	251
Market value adjustment to interest rate swap	—	—	—	—	—	6,532	6,532	—	6,532
Comprehensive income	—	—	—	—	—	—	47,377	151	47,528
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	49,199	492	487,609	—	—	—	488,101	—	488,101
Redemptions of common stock	(8,187)	(82)	(72,689)	—	—	—	(72,771)	—	(72,771)
Decrease in redeemable common stock	—	—	—	—	644,655	—	644,655	—	644,655
Distributions to common stockholders ($0.57 per share)	—	—	—	(300,719)	—	—	(300,719)	—	(300,719)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(176)	(176)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(3,341)	—	—	—	(3,341)	(4,825)	(8,166)
Commissions and discounts on stock sales and related dealer-manager fees			(34,294)				(34,294)		(34,294)
Other offering costs			(4,177)				(4,177)		(4,177)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	23,266	—	—	23,266	—	23,266
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	74	74
Market value adjustment to interest rate swap	—	—	—	—	—	(3,110)	(3,110)	—	(3,110)
Comprehensive income	—	—	—	—	—	—	20,156	74	20,230
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	14,808	148	130,141	—	—	—	130,289	—	130,289
Redemptions of common stock	(9,517)	(95)	(84,423)	—	—	—	(84,518)	—	(84,518)
Decrease in redeemable common stock	—	—	—	—	48,042	—	48,042	—	48,042
Distributions to common stockholders ($0.50 per share)	—	—	—	(270,720)	—	—	(270,720)	—	(270,720)
Distributions to noncontrolling interests	—	—		—	—	—	—	(44)	(44)
Components of comprehensive loss:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	56,642	—	—	56,642	—	56,642
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Market value adjustment to interest rate swap	—	—	—	—	—	11,223	11,223	—	11,223
Comprehensive income	—	—	—	—	—	—	67,865	14	67,879
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$56,656	$23,340	$40,747
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(22,165)	(6,544)	(10,236)
Depreciation	119,772	102,558	96,406
Amortization	122,807	124,360	130,096
Loss on interest rate swaps	28,635	9,485	(23,011)
Loss on sale of discontinued operations	—	161	—
Impairment loss on discontinued operations	5,817	—	—
Gains on early extinguishments of debt	(66,540)	—	—
Remeasurement gain on foreign currency	—	686	37
Noncash interest expense	23,967	18,703	17,253
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in tenant receivables, net	(1,438)	(2,895)	2,900
(Increase) decrease in prepaid expenses and other assets	(4,443)	(4,219)	8,639
Increase (decrease) in accounts payable and accrued expenses	8,114	2,418	(5,784)
Decrease in due to affiliates	(1,146)	(360)	(1,482)
Increase (decrease) in deferred income	9,122	2,413	(7,038)
Net cash provided by operating activities	279,158	270,106	248,527
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	—	15,219	—
Investment in real estate and earnest money paid	(638,783)	(318,948)	(124,149)
Deferred lease costs paid	(27,307)	(8,979)	(5,529)
Net cash used in investing activities	(666,090)	(312,708)	(129,678)
Cash Flows from Financing Activities:
Financing costs paid	(12,395)	(7,338)	(4,807)
Proceeds from lines of credit and notes payable	1,543,500	88,000	357,602
Repayments of lines of credit and notes payable	(1,168,278)	(162,742)	(693,085)
Proceeds from issuance of bonds payable	248,237	—	—
Redemption of noncontrolling interest	(87)	—	—
Distributions paid to nonredeemable noncontrolling interests	(44)	(250)	(231)
Issuance of common stock	130,289	483,559	657,563
Redemptions of common stock	(82,892)	(72,757)	(82,905)
Distributions paid to stockholders	(140,431)	(150,246)	(124,530)
Distributions paid to stockholders and reinvested in shares of our common stock	(130,289)	(163,569)	(154,795)
Commissions on stock sales and related dealer-manager fees paid	—	(29,801)	(47,430)
Other offering costs paid	—	(5,285)	(10,127)
Net cash provided by (used in) financing activities	387,610	(20,429)	(102,745)
Net increase (decrease) in cash and cash equivalents	678	(63,031)	16,104
Effect of foreign exchange rate on cash and cash equivalents	(92)	(812)	287
Cash and cash equivalents, beginning of period	38,882	102,725	86,334
Cash and cash equivalents, end of period	$39,468	$38,882	$102,725
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	Organization
Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. ("Wells OP II"), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II, and Wells OP II LP, LLC, a wholly owned subsidiary of Wells REIT II, is the sole limited partner of Wells OP II. Therefore, Wells REIT II owns 100% of the equity interests in, and possesses full legal control and authority over, the operations of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, direct and indirect, and consolidated joint ventures. Wells Real Estate Advisory Services II, LLC ("WREAS II") serves as the external advisor to Wells REIT II. See Note 10 for a discussion of the advisory services provided by WREAS II.
As of December 31, 2011, Wells REIT II owned controlling interests in 71 office properties and one hotel, which include 93 operational buildings. These properties are comprised of approximately 22.6 million square feet of commercial space and are located in 23 states; the District of Columbia; and Moscow, Russia. Of these properties, 68 are wholly owned and three are owned through consolidated joint ventures. As of December 31, 2011, the office properties were approximately 93.9% leased.
On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II's dividend reinvestment plan ("DRP"), pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Initial Public Offering"). Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under the Initial Public Offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the Initial Public Offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II's DRP, pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Follow-On Offering"). On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the Follow-On Offering and 174.4 million unsold shares related to the DRP originally registered under the Initial Public Offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under the Follow-On Offering, including shares sold under the DRP, through November 2008. Wells REIT II stopped offering shares for sale under the Follow-On Offering on November 10, 2008.
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Third Offering"). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to $9.55. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of December 31, 2011, Wells REIT II had raised gross offering proceeds of approximately $1.4 billion from the sale of approximately 141.7 million shares under the Third Offering, including shares sold under the DRP.
As of December 31, 2011, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.9 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to its share redemption program of approximately $502.3 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II's net offering proceeds have been invested in real estate.

Wells REIT II's stock is not listed on a public securities exchange. However, Wells REIT II's charter requires that in the event Wells REIT II's stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells REIT II will then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II will not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Wells REIT II have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Wells REIT II, Wells OP II, and any variable interest entity ("VIE") in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not VIEs, Wells REIT II's consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. In determining whether Wells REIT II or Wells OP II has a controlling interest, the following factors are considered, among other things:  the ownership of voting interests, protective rights, and participatory rights of the investors.
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
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codifications Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for Wells REIT II beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for Wells REIT II on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on Wells REIT II's consolidated financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the U.S. GAAP and IFRS definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 is effective for Wells REIT II on December 15, 2011. Wells REIT II expects that the adoption of ASU 2011-04 will not have a material impact on Wells REIT II's consolidated financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells REIT II on December 15, 2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. Wells REIT II has adopted ASU 2011-05 effective December 31, 2011.

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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Wells REIT II capitalizes interest while the development of a real estate asset is in progress. Interest of approximately $0.0 million and $0.5 million was capitalized during 2011 and 2010, respectively. Effective January 1, 2009, as required under GAAP, Wells REIT II began to expense costs incurred in connection with real estate acquisitions, including acquisition fees payable to their advisor, as incurred. Prior to this date, acquisition fees were capitalized to prepaid expenses and other assets as incurred and allocated to properties upon using investor proceeds to fund acquisitions or to repay debt used to finance property acquisitions.
Wells REIT II is required to make subjective assessments as to the useful lives of its depreciable assets. Wells REIT II considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of Wells REIT II's assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate considered "held for use," according to accounting guidance, and related intangible assets of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells REIT II adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Wells REIT II's assets may be carried at more than an amount that could be realized in a current disposition transaction.
During the third quarter of 2011, Wells REIT II evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, Wells REIT II opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Wells REIT II reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, included in operating loss from discontinued operations in the accompanying statement of operations, and recognizing a gain on early extinguishment of debt of $13.5 million, included in gain (loss) on disposition of discontinued operations in the accompanying statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and sales prices. The table below represents the detail of the adjustments recognized year to date as of December 31, 2011 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Manhattan Towers	$65,317	$(5,817)	$59,500
Assets Held for Sale
Wells REIT II classifies assets as held for sale according to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, assets are considered held for sale when the following criteria are met:

•	Management, having the authority to approve the action, commits to a plan to sell the property.

•	The property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such property.

•	An active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated.

•	The sale of the property is probable, and transfer of the property is expected to qualify for recognition as a completed sale, within one year.

•	The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value.

•	Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
At such time that a property is determined to be held for sale, the carrying value is reduced to the lower of its carrying amount or its fair value less cost to sell. No reduction in carrying value was required for the assets and liabilities held for sale as of December 31, 2011. Additionally, properties held for sale are no longer depreciated. As of December 31, 2011 two properties are classified as held for sale, Emerald Point and 5995 Opus Parkway (see Note 12. Assets Held for Sale and Discontinued Operations for additional information).
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells REIT II's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional details).
The fair values of the tangible assets of an acquired property (which includes land, building, and site improvements) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building, and site improvements based on management's determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
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

•
Direct costs associated with obtaining a new tenant, including commissions, tenant improvements, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•
The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs ("Absorption Period Costs") are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•
The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of December 31, 2011 and 2010, Wells REIT II had the following gross intangible in-place lease assets and liabilities held for use (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2011	Gross	$109,457	$515,322	$468,017	$163,907
	Accumulated Amortization	$(68,706)	$(265,844)	$(236,679)	$(74,326)
	Net	$40,751	$249,478	$231,338	$89,581
December 31, 2010	Gross	$138,699	$531,550	$487,343	$150,099
	Accumulated Amortization	$(82,947)	$(263,275)	$(217,617)	$(62,165)
	Net	$55,752	$268,275	$269,726	$87,934

During 2011, 2010, and 2009 Wells REIT II recognized the following amortization of intangible lease assets and liabilities held for use (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2011	$14,244	$62,902	$50,006	$17,203
2010	$17,445	$60,666	$50,433	$14,472
2009	$17,388	$62,473	$50,265	$14,559
The remaining net intangible assets and liabilities held for use as of December 31, 2011 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31:
2012	$9,341	$51,999	$43,090	$16,704
2013	7,758	45,884	40,040	16,061
2014	6,612	40,344	37,082	15,629
2015	5,992	34,859	33,356	13,217
2016	5,718	24,582	25,585	8,209
Thereafter	5,330	51,810	52,185	19,761
	$40,751	$249,478	$231,338	$89,581
Weighted-Average Amortization Period	4 years	5 years	6 years	6 years
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee
In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of December 31, 2011 and 2010, net of accumulated amortization of $8.9 million and $6.9 million as of December 31, 2011 and 2010, respectively. Wells REIT II recognized amortization of these assets of approximately $2.1 million for each of the years, 2011, 2010, and 2009.
As of December 31, 2011, the remaining net below-market ground lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2012	$2,069
2013	2,069
2014	2,069
2015	2,069
2016	2,069
2017	2,069
Thereafter	89,346
$101,760
Weighted-Average Amortization Period	50 years

Cash and Cash Equivalents
Wells REIT II considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2011 and 2010.
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
Wells REIT II adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of approximately $0.3 million and $0.6 million for 2011 and 2010, respectively.
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
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Wells REIT II recognized amortization of deferred financing costs for the years ended December 31, 2011, 2010, and 2009 of approximately $8.4 million, $4.1 million, and $3.9 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Wells REIT II recognized amortization of deferred lease costs of approximately $6.8 million, $4.7 million, and $5.0 million for 2011, 2010, and 2009, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Investments in Development Authority Bonds and Obligations Under Capital Leases
In connection with the acquisition of certain real estate assets, Wells REIT II has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Wells REIT II upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Wells REIT II believes approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income (loss). In connection with the September 2010 sale of New Manchester One, the related development and authority bond and capital lease obligation, both equal to $18.0 million, were transferred to the buyer. See Note 12, Discontinued Operations and Assets Held for Sale, for additional details.
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

As of December 31, 2011 and 2010, the estimated fair value of Wells REIT II's line of credit and notes payable was approximately $1,282.6 million and $915.9 million, respectively. Wells REIT II estimated the fair values of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of the notes payable were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Bonds Payable
On April 4, 2011, Wells REIT II sold $250 million of its seven-year unsecured 5.875% senior notes at 99.295% of their face value. The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
The estimated fair value of Wells REIT II's 2018 Bonds Payable as of December 31, 2011 was approximately $251.1 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
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
Until June 30, 2011, Wells Capital, Inc. ("Wells Capital") held an interest in Wells OP II's limited partnership units, which was redeemable under certain circumstances, and, therefore, the noncontrolling interest in Wells OP II was included in accounts payable, accrued expenses, and accrued capital expenditures in the consolidated balance sheets as of December 31, 2010 ($0.1 million). Effective June 30, 2011, Wells Capital's interest in Wells OP II partnership units was exchanged for shares of Wells REIT II common stock.
Redeemable Common Stock
Under Wells REIT II's share redemption program ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Wells REIT II. As a result, Wells REIT II records redeemable common stock in the temporary equity section of its consolidated balance sheet. Total redemptions (including those tendered within two years of a stockholder's death) are limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds raised under the DRP during such calendar year and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5% of the weighted-average number of shares outstanding in the prior calendar year. Therefore, Wells REIT II measures redeemable common stock at the greater of these limits (or, for the periods presented in this report, 5% of the weighted-average number of shares outstanding in the prior calendar year, multiplied by the maximum price at which future shares could be redeemed), less the amount incurred to redeem shares during the current calendar year. The maximum price at which shares could be redeemed (i.e., in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility) was measured at the gross issue price under Wells REIT II's primary offerings (generally, $10.00 per share) as of December 31, 2010, and measured at the most recently reported net asset value per share ($7.47) as of December 31, 2011.
Preferred Stock
Wells REIT II is authorized to issue up to 100.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Wells REIT II's board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Wells REIT II's common stock. To date, Wells REIT II has not issued any shares of preferred stock.
Common Stock
The par value of Wells REIT II's issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.

Distributions
In order to maintain its status as a REIT, Wells REIT II is required by the Internal Revenue Code of 1986, as amended (the "Code"), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders ("REIT taxable income"). Distributions to the stockholders are determined by the board of directors of Wells REIT II and are dependent upon a number of factors relating to Wells REIT II, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Wells REIT II's status as a REIT under the Code.
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
The following tables provide additional information related to Wells REIT II's interest rate swaps as of December 31, 2011 and 2010 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$(11,222)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,722)	$(37,208)
Wells REIT II applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. The fair value of Wells REIT II's interest rate swaps was $(1.7) million and $(48.4) million at December 31, 2011 and 2010, respectively.

	Years ended December 31,
	2011	2010
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$11,223	$(3,110)
Loss on interest rate swaps recognized through earnings	$(38,383)	$(19,061)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment. Wells REIT II settled the interest rate swap that qualified for hedge accounting during 2011. For additional information about the settlement see Note 4. Line of Credit and Notes Payable. For additional information about interest rate swap contracts that Wells REIT II has outstanding, see Fair Value Measurements discussion above.
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
In conjunction with certain acquisitions, Wells REIT II has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Wells REIT II records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2011, 2010, and 2009.
Wells REIT II owns a full-service hotel. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.
Earnings Per Share
Basic earnings per share is calculated as net income attributable to the common stockholders of Wells REIT II divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share equals basic earnings per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Wells REIT II's director stock options exceeds the current offering price of Wells REIT II's common stock, the impact of assuming that the outstanding director stock options have been exercised is anti-dilutive. Therefore, basic earnings per share equals diluted earnings per share for each of the periods presented.
Income Taxes
Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II is subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Wells TRS II, LLC ("Wells TRS"); Wells KCP TRS, LLC ("Wells KCP TRS"); and Wells Energy TRS, LLC ("Wells Energy TRS") are wholly owned subsidiaries of Wells REIT II, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Wells REIT II has elected to treat Wells TRS, Wells KCP TRS, and Wells Energy TRS as taxable REIT subsidiaries. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through Wells TRS, Wells KCP TRS, or Wells Energy TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. Deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Foreign Currency Translation
Effective July 1, 2009, and commensurate with its first full quarter of ownership of the Dvintsev property, Wells REIT II's Russian subsidiary changed its functional currency from the Russian rouble to the U.S. dollar and, accordingly, began to maintain its books and records in U.S. dollars instead of in Russian roubles. Gains or losses may result from remeasuring cash or debt denominated in currencies other than functional currency, and from transactions executed in currencies other than functional currency due to a difference in the exchange rate in place when the transaction is initiated and the exchange rate in place when the transaction is settled. Such remeasurement gains or losses are included in general and administrative expenses in the accompanying consolidated statements of operations.
Prior to July 1, 2009, Wells REIT II's Russian subsidiary used the Russian rouble as its functional currency and, accordingly, maintained its books and records in Russian roubles. During this period, Wells REIT II's Russian subsidiary translated its assets and liabilities into U.S. dollars at the exchange rate in place as of the balance sheet date, and translated its revenues and expenses into U.S. dollars at the average exchange rate for the periods presented. Net exchange gains or losses resulting from the translation of these financial statements from Russian roubles to U.S. dollars were recorded in other comprehensive loss in the accompanying consolidated statements of equity through June 30, 2009.

Operating Segments
Wells REIT II operates in a single reporting segment, and the presentation of Wells REIT II's financial condition and performance is consistent with the way in which Wells REIT II's operations are managed.
Reclassification
Certain prior period amounts have been reclassified to conform with the current-period financial statement presentation, including assets held for sale and discontinued operations (see Note 12. Assets Held for Sale and Discontinued Operations).

3.	Real Estate Acquisitions
 During 2010 and 2011 Wells REIT II acquired interests in the following properties (in thousands):

							Intangibles
Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Deferred Lease Costs	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Total Purchase Price		Lease Details
2011
Market Square Buildings	Washington, DC	N/A	3/7/2011	$152,629	$412,548	$—	$45,858	$12,031	$(19,680)	$603,386		(1)
544 Lakeview(2)	Vernon Hills	IL	4/1/2011	3,006	3,100	—	—	—	—	6,106		(3)
				$155,635	$415,648	$—	$45,858	$12,031	$(19,680)	$609,492
2010
Sterling Commerce Center	Columbus	OH	3/8/2010	1,793	32,459	—	680	2,515	(877)	36,570	36,570	(4)
550 King Street Buildings	Boston	MA	4/1/2010	8,632	77,897	—	2,074	5,346	—	93,949	93,949	(5)
Cranberry Woods Drive-Phase II	Cranberry	PA	6/1/2010	8,303	83,871	4,765	—	—	—	96,939	96,939	(6)
Houston Energy Center I	Houston	TX	6/28/2010	4,734	81,309	—	2,996	4,961	—	94,000	94,000	(7)
SunTrust Building	Orlando	FL	8/25/2010	1,222	19,706	—	1,634	938	—	23,500	23,500	(8)
Chase Center Building	Columbus	OH	10/21/2010	5,148	25,657	—	1,891	2,804	—	35,500	35,500	(9)
				$29,832	$320,899	$4,765	$9,275	$16,564	$(877)	$380,458

(1)	As of the acquisition date, the Market Square Buildings were 96.2% leased to 41 tenants, including Fulbright and Jaworski (18.8%), Shearman and Sterling (16.6%), and Edison Electric Institute (11.3%).

(2)
Wells REIT II acquired a 50% controlling interest in a consolidated joint venture that owns 100% of 544 Lakeview by paying cash of $0.9 million and assuming (i) a mortgage note of $9.1 million, which is included on the consolidated balance sheets as of September 30, 2011, net of discount of $0.4 million, and (ii) escrow balances of approximately $3.2 million.

(3)	As of the acquisition date, the Lakeview Building is vacant.

(4)	100% leased to AT&T with a lease expiration in 2020.

(5)	100% leased to International Business Machines (IBM) with a lease expiration in 2020.

(6)	100% leased to Westinghouse Electric Company with a lease expiration in 2025, with options to extend for three successive periods up to five years for each at then-prevailing market rental rates.

(7)	100% leased to Foster Wheeler USA Corp. with a lease expiration in 2018.

(8)	100% leased to SunTrust Bank with a lease expiration in 2019.

(9)	100% leased to JPMorgan Chase with a lease expiration in 2025 and an early termination option for 42% of the space without penalty in 2022.
Financial Information for Market Square Buildings Acquisition
Wells REIT II recognized revenues of $38.7 million and a net loss of $16.2 million from the Market Square Buildings acquisition for the period from March 7, 2011 through December 31, 2011. The net loss includes acquisition-related expenses of $9.4 million. Please refer to Note 2. Summary of Significant Accounting Policies for a discussion of the estimated useful life for each asset class.
The following unaudited pro forma financial information presented for 2011, 2010, and 2009 has been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011, 2010, and 2009 respectively. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings been consummated as of January 1, 2011, 2010 and 2009. The acquisition of 544 Lakeview is immaterial and, as a result, was not taken into consideration when preparing the following pro forma financial information (in thousands).

	Years ended December 31,
	2011	2010	2009
Revenues	$621,897	$595,554	$592,562
Net income attributable to common stockholders	$53,567	$1,974	$18,555

4.	Line of Credit and Notes Payable
As of December 31, 2011 and 2010, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable, see Note 5. Bonds Payable, in thousands):

	Rate as of	Term Debt or		Outstanding Balance as of December 31,
Facility	December 31, 2011	Interest Only	Maturity	2011	2010
JPMorgan Chase Credit Facility	3.14%(1)	Interest Only(2)	5/7/2015	$484,000	$72,000
Market Square mortgage note	5.07%	Interest Only	7/1/2023	325,000	—
100 East Pratt Street Building mortgage note	5.08%	Interest Only	6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%	Interest Only	12/1/2014	90,000	90,000
263 Shuman Boulevard Building mortgage note	5.55%	Interest Only	7/1/2017	49,000	49,000
One West Fourth Street Building mortgage note	5.80%	Term Debt	12/10/2018	39,555	41,537
SanTan Corporate Center mortgage notes	5.83%	Interest Only	10/11/2016	39,000	39,000
Highland Landmark Building mortgage note	4.81%	Interest Only	1/10/2012	33,840	33,840
Three Glenlake Building mortgage note	LIBOR + 90bp(3)	Interest Only(4)	7/31/2013	25,958	25,721
215 Diehl Road Building mortgage note	5.55%	Interest Only	7/1/2017	21,000	21,000
544 Lakeview Building mortgage note	5.54%	Interest Only	12/1/2014	8,707	—
222 E. 41st Street Building mortgage note	LIBOR + 120bp	Interest Only	8/16/2017	—	164,151
Manhattan Towers Building mortgage note	5.65%	Interest Only	1/6/2017	—	75,000
Cranberry Woods Drive mortgage note	LIBOR + 300bp	Interest Only	12/22/2012	—	63,396
80 Park Plaza Building mortgage note	LIBOR + 130bp	Interest Only	9/21/2016	—	60,894
800 North Frederick Building mortgage note	4.62%	Interest Only	11/11/2011	—	46,400
Total indebtedness				$1,221,060	$886,939

(1)
The JPMorgan Chase Bank, N.A. (the "JPMorgan Chase Bank") unsecured debt bears interest at a rate based on, at the option of Wells REIT II, LIBOR for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.25% to 2.05%, or the alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day plus an applicable margin ranging from 1.60% to 2.40%.

(2)	Interest accrues over the term of the note; all principal and interest is payable at maturity. Interest compounds monthly.

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

(4)	Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amount accrues and is added to the outstanding balance of the note over the term.
Unsecured Line of Credit and Term Loan
On March 7, 2011, Wells REIT II executed the JPMorgan Chase Bridge Loan (the "JPMorgan Chase Bridge Loan") to finance a portion of the purchase price of the Market Square Buildings. Under the JPMorgan Chase Bridge Loan, interest is incurred based on, at their option, LIBOR for one-, two-, or three-month periods, plus an applicable margin of 2.25%, or at an alternate base rate, plus an applicable margin of 1.25% (the "Bridge Base Rate"). The Bridge Base Rate for any day is the greatest of (1) the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, (2) the federal funds rate for such day plus 0.50%, or (3) the one-month LIBOR Rate for such day plus 1.00%. The JPMorgan Chase Bridge Loan was fully repaid on June 3, 2011.

On June 30, 2011, Wells REIT II entered into the Market Square Buildings mortgage note secured by the Market Square Buildings with Pacific Life Insurance Company for $325.0 million (the "Market Square Note"). Substantially all of the net proceeds from the Market Square Note were used to repay amounts drawn on the $500.0 million credit facility with JPMorgan Chase Bank entered into on May 7, 2010 (the "JPMorgan Chase Credit Facility"). Wells REIT II used borrowings under the JPMorgan Chase Credit Facility to fund a portion of the March 7, 2011 acquisition of the Market Square Buildings. The Market Square Note, which requires interest-only monthly payments, matures on July 1, 2023 and bears interest at an annual rate of 5.07%. Wells REIT II has the right to prepay the outstanding amount in full provided that (i) 30 days' prior written notice of the intent to prepay is provided to the lender and (ii) a prepayment premium is paid to the lender. If the prepayment is made before July 1, 2013, the prepayment premium is equal to the sum of (i) the greater of (a) 1.0% of the outstanding principal or (b) the yield loss amount plus (ii) 3.0% of the outstanding principal. If the prepayment is made on or after July 1, 2013 but before April 1, 2023, the prepayment premium is equal to the greater of (i) 1.0% of the outstanding principal or (ii) the yield loss amount. No prepayment premium need be paid if the prepayment is made on or after April 1, 2023.
On July 8, 2011, Wells REIT II entered an amendment to the JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility Amendment") with JPMorgan Chase Bank to, among other things, (i) extend the maturity date of the JPMorgan Chase Credit Facility to May 7, 2015, (ii) enable Wells REIT II to increase the JPMorgan Chase Credit Facility amount by an aggregate of up to $150.0 million to a total facility amount not to exceed $650.0 million on two occasions on or before December 7, 2014, upon meeting certain criteria, and (iii) reduce the interest rate and the facility fee as described below. Except as noted above and described below, the terms of the Facility remain materially unchanged by the Amendment.
The JPMorgan Chase Credit Facility Amendment provides for interest costs to be incurred based on, at the option of Wells REIT II, LIBOR for one-, two-, three-, or six-month periods plus an applicable margin ranging from 1.25% to 2.05% (the "LIBOR Rate"), or at the alternate base rate, plus an applicable margin ranging from 0.25% to 1.05% (the "Base Rate”). The alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day, the federal funds rate for such day plus 0.50%, and the one-month LIBOR Rate for such day plus 1.00%. The margin component of the LIBOR Rate and the Base Rate is based on Wells REIT II's applicable credit rating (as defined in the Facility agreement). Additionally, Wells REIT II must pay a per annum facility fee on the aggregate commitment (used or unused) ranging from 0.25% to 0.45% based on Wells REIT II's applicable credit rating.
Wells REIT II is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. In addition, the JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Wells REIT II's core investments of improved office properties located in the United States.
As of December 31, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its outstanding debt obligations.
The estimated fair value of Wells REIT II’s line of credit and notes payable as of December 31, 2011 and 2010 was approximately $1,282.6 million and $915.9 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Interest Paid and Extinguishment of Debt
As of December 31, 2011 and 2010 Wells REIT II's weighted-average interest rate on its line of credit and notes payable was approximately 4.39% and 5.46%, respectively. Wells REIT II made interest payments, including amounts capitalized, of approximately $45.9 million, $40.7 million, and $44.7 million during 2011, 2010, and 2009, respectively, of which approximately $0.0 million, $0.5 million, and $3.0 million was capitalized during 2011, 2010, and 2009, respectively. During 2011, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Cranberry Woods Drive mortgage note ($63.4 million) and the 800 North Frederick Building mortgage note ($46.4 million).
On September 6, 2011, Wells REIT II settled the Manhattan Towers Building mortgage note by transferring the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its mortgagee through a deed in lieu of foreclosure transaction. As a result of this transaction, Wells REIT II recognized a property impairment loss of $5.8 million, which is included in operating loss from discontinued operations, and a gain on early extinguishment of debt of $13.5 million, which is included in gain (loss) on disposition of discontinued operations in the statement of operations.
On December 29, 2011, Wells REIT II entered into an agreement with Wells Fargo Bank, N.A. to settle the 80 Park Plaza Building mortgage note, the 222 East 41st Street Building mortgage note, and their respective interest rate swap agreements for a total payment of $250.0 million. This transaction resulted in a gain on early extinguishment of debt of $53.0 million, partially offset by a loss on interest rate swap of $15.1 million due to writing off the cumulative unrealized market value adjustments to the 80 Park Plaza interest rate swap.
Debt Maturities
The following table summarizes the aggregate maturities of Wells REIT II's line of credit and notes payable as of December 31, 2011 (in thousands):

2012	$36,191
2013	28,449
2014	101,347
2015	486,796
2016	41,963
Thereafter	526,314
Total	$1,221,060

5.	Bonds Payable
On April 4, 2011, Wells REIT II sold $250.0 million of its seven-year unsecured 5.875% senior notes at 99.295% of their face value. These notes and the equivalent notes issued in exchange therefor (as described below), are referred to as the 2018 Bonds Payable (the "2018 Bonds Payable").Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. Wells REIT II made interest payments of $7.2 million in 2011. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date. No interest payments were made on the 2018 Bonds Payable during the year ended December 31, 2011.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture (the "Indenture") include:

•
limits to Wells REIT II's ability to merge or consolidate with another entity or transfer all or substantially all of Wells REIT II's property and assets, subject to important exceptions and qualifications;

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
As of December 31, 2011, Wells REIT II believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable. The 2018 Bonds Payable were originally issued through a private offering. On September 12, 2011, Wells OP II completed its offer to exchange the 2018 Bonds Payable for equivalent bonds issued in an offering registered under the Securities Act of 1933, as amended.
The estimated fair value of Wells REIT II's 2018 Bonds Payable as of December 31, 2011 was approximately $251.1 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Obligations Under Operating Leases
Wells REIT II owns four properties that are subject to ground leases with expiration dates of October 21, 2059; December 31, 2058; February 28, 2062; and July 31, 2099. As of December 31, 2011, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2012	$2,604
2013	2,630
2014	2,630
2015	2,630
2016	2,630
Thereafter	214,109
Total	$227,233
Obligations Under Capital Leases
Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2012, 2013, and 2021. The required payments under the terms of the leases are as follows as of December 31, 2011 (in thousands):

2012	$99,729
2013	499,993
2014	7,200
2015	7,200
2016	7,200
Thereafter	156,000
777,322
Amounts representing interest	(131,322)
Total	$646,000
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2011, no tenants have exercised such options that had not been materially satisfied.
Litigation
Wells REIT II is subject to various legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Wells

REIT II records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells REIT II accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells REIT II accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells REIT II discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells REIT II discloses the nature and estimate of the possible loss of the litigation. Wells REIT II does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material effect on the liquidity, results of operations, business, or financial condition of Wells REIT II. Wells REIT II is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material effect on the results of operations or financial condition of Wells REIT II.

7.	Stockholders' Equity
Stock Option Plan
Wells REIT II maintains a stock option plan that provides for grants of "nonqualified" stock options to be made to selected employees of WREAS II, Wells Capital, and Wells Management (the "Stock Option Plan"). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2011, no stock options have been granted under the plan.
Under the Stock Option Plan, the exercise price per share for the options must be the greater of (1) $11.00 or (2) the fair market value (as defined in the Stock Option Plan) on the date the option is granted. The Conflicts Committee of Wells REIT II's board of directors, upon recommendation and consultation with Wells Capital, may grant options under the plan. The Conflicts Committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. In the event of a corporate transaction or other recapitalization event, the Conflicts Committee will adjust the number of shares, class of shares, exercise price, or other terms of the Stock Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Stock Option Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT II's status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II's advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II's outstanding shares. No option may be sold, pledged, assigned, or transferred by an option holder in any manner other than by will or the laws of descent or distribution.
Independent Director Stock Option Plan
Wells REIT II maintains an independent director stock option plan that provides for grants of stock to be made to independent directors of Wells REIT II (the "Director Plan"). On April 24, 2008, the Conflicts Committee of the Board of Directors suspended the Independent Director Stock Option Plan. Wells REIT II does not expect to issue additional options to independent directors until its shares of common stock are listed on a national securities exchange. A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan.
Under the Director Plan, options to purchase 2,500 shares of common stock at $12.00 per share were granted upon initially becoming an independent director of Wells REIT II. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director was granted options to purchase 1,000 additional shares of common stock at the greater of (1) $12.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the Conflicts Committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Wells REIT II's status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Wells REIT II's advisor, directors, officers, or any of their affiliates, would exceed 10% of Wells REIT II's outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of stock option activity under Wells REIT II's Director Plan during 2011, 2010, and 2009, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2008	29,500	$12	23,000
Granted	—
Terminated	—
Outstanding as of December 31, 2009	29,500	$12	28,500
Granted	—
Terminated	—
Outstanding as of December 31, 2010	29,500	$12	29,000
Granted	—
Terminated	—
Outstanding as of December 31, 2011	29,500	$12	29,500
Wells REIT II has evaluated the fair values of options granted under the Wells REIT II Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2011 was approximately 3.5 years.
Dividend Reinvestment Plan
Wells REIT II maintains a dividend reinvestment plan that allows common stockholders to elect to reinvest an amount equal to the distributions declared on their common shares in additional shares of Wells REIT II's common stock in lieu of receiving all of cash distributions. Under the DRP, shares may be purchased by participating stockholders at 95.5% of the estimated per-share value ($7.13). Participants in the DRP may purchase fractional shares so that 100% of the distributions will be used to acquire shares of Wells REIT II's stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days' written notice to participants.
Share Redemption Program
Wells REIT II maintains a share redemption program that allows stockholders who acquired their shares directly from Wells REIT II to redeem their shares, subject to certain conditions and limitations (the "SRP"). Redemptions that occur within two years of death or "qualifying disability" or that occur in connection with a stockholder's (or a stockholder's spouse) qualifying for federal assistance for confinement to a "long-term care facility," as defined by the SRP, are treated differently than all other redemptions ("Ordinary Redemptions"). Ordinary Redemptions are placed in a pool and honored on a pro rata basis. Total shares of approximately 9.4 million and 8.2 million were redeemed under the SRP during 2011 and 2010, respectively.
Wells REIT II limits the dollar value and number of shares that may be redeemed under the SRP as follows:

•
First, Wells REIT II will limit requests for Ordinary Redemptions and those upon the qualifying disability of a stockholder on a pro rata basis so that the aggregate of such redemptions during any calendar year will not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test will not be considered in the test below.

•
In addition, if necessary, Wells REIT II will limit all redemption requests, including those sought within two years of a stockholder's death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from its DRP during the calendar year or 5.0% of weighted-average number of shares outstanding in the prior calendar year.

Effective November 8, 2011, the price paid for shares redeemed under the SRP in cases of death, "qualifying disability," or qualification for federal assistance for confinement to a "long-term care facility," changed from 100% of the price at which Wells REIT II issued the share (typically, $10.00) to 100% of the estimated per-share value ($7.47), and the price paid for all Ordinary Redemptions changed from 60% of the price at which Wells REIT II issued the share to $5.50. Effective December 12, 2011, the price paid for Ordinary Redemptions increased to $6.25 per share.

8.Operating Leases
Wells REIT II's real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations subject to specified penalties, and other terms and conditions as negotiated. Wells REIT II retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.
Based on 2011 annualized gross base rent, AT&T comprised approximately 10% of Wells REIT II's portfolio as of December 31, 2011. Other than AT&T, Wells REIT II does not have any significant concentrations of credit risk from any particular tenant. Tenants in the legal, communications, and banking industries each comprise 15%, 14%, and 11%, respectively, of Wells REIT II's 2011 annualized base rent. Wells REIT II's properties are located in 23 states; the District of Columbia; and Moscow, Russia.
As of December 31, 2011, approximately 15%, 10%, and 9% of Wells REIT II's office properties are located in metropolitan Atlanta, Northern New Jersey, and the District of Columbia, respectively.
The future minimum rental income from Wells REIT II's investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2011, is as follows (in thousands):

2012	$440,621
2013	430,462
2014	410,333
2015	385,295
2016	340,182
Thereafter	965,412
Total	$2,972,305

9.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009
Investment in real estate funded with other assets	$—	$—	$53,663
Other assets assumed upon acquisition of properties	$3,202	$—	$—
Other liabilities assumed upon acquisition of properties	$1,174	$—	$—
Notes payable assumed upon acquisition of properties	$8,607	$—	$—
Noncash interest accruing to notes payable	$15,891	$14,922	$13,928
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$—	$9,485	$6,532
Accrued capital expenditures and deferred lease costs	$7,751	$2,210	$8,226
Acquisition fees due to affiliate	$—	$—	$195
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$4	$53
Other offering costs due to affiliate	$—	$—	$1,108
Distributions payable to minority interest partners	$—	$—	$74
Distributions payable	$—	$—	$13,096
Accrued deferred financing costs	$48	$—	$—
Accrued redemptions of common stock	$1,640	$14	$—
Settlement of redeemable noncontrolling interest through issuance of common stock	$14	$—	$—
Discounts applied to issuance of common stock	$—	$4,542	$8,856
Transfer of Manhattan Towers to lender affiliate in settlement of mortgage note	$75,000	$—	$—
Transfer of development authority bond and corresponding capital lease in connection with sale of New Manchester One	$—	$18,000	$—
Nonrefundable earnest money for property sales	$880	$—	$—
(Decrease) increase in redeemable common stock	$(48,042)	$(644,655)	$144,504

10.	Related-Party Transactions and Agreements
Advisory Agreement
Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). WREAS II has executed master services agreements with Wells Capital and Wells Management Company, Inc. ("Wells Management") whereby WREAS II may retain the use of Wells Capital's and Wells Management's employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II's performance of services and any amounts payable to Wells REIT II in connection therewith. On December 16, 2011, the Advisory Agreement was extended from December 31, 2011 to March 31, 2012 at substantially the same terms. The caps on "portfolio general and administrative expenses" and "personnel expenses" continue at the same rate as applied to December 2011 on a pro rata basis. The agreement may be terminated, without cause or penalty, by either party upon providing 60 days' prior written notice to the other party. Renewal discussions are under way for April 2012 forward.
Under the terms of the Advisory Agreement, Wells REIT II incurs fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•
Reimbursement of organization and offering costs paid by WREAS II and its affiliates on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds. For 2011, the ratio of the costs of raising capital to the amount of capital raised was less than 0.1%.

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

•
Asset management fees are incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Wells REIT II's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. For the first three months of 2011, Wells REIT II generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of Wells REIT II's properties (other than those that fail to meet specified occupancy thresholds) and its investments in joint ventures; from April 2011 through December 2011, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. With respect to (ii) above, Wells REIT II published its first net asset-based valuation (per share) on November 8, 2011, which has not impacted asset management fees incurred to date due to continued applicability of the $2.7 million per month ($32.5 million per annum) cap described above. Asset management fees from January 1, 2011 through December 31, 2011 totaled approximately $32.1 million.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses other than the signing bonus paid to E. Nelson Mills upon his appointment as President of Wells REIT II) and other employee-related expenses of WREAS II and its affiliates' employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the Advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.7 million and $10.5 million, respectively, for the period from January 1, 2011 through December 31, 2011.

•
For any property sold by Wells REIT II, other than part of a "bulk sale" of assets, as defined, a disposition fee equal to 1.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Wells REIT II property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property.

•
Incentive fee of 10% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders' invested capital, plus an 8% per annum cumulative return of invested capital, which fee is payable only if the shares of common stock of Wells REIT II are not listed on an exchange.

•
Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital, plus an 8% per annum cumulative return on invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Dealer-Manager Agreement
With respect to the Third Offering, Wells REIT II was party to a dealer-manager agreement (the "Dealer-Manager Agreement") with Wells Investment Securities, Inc. ("WIS"), whereby WIS, an affiliate of Wells Capital, performed the dealer-manager function for Wells REIT II. For these services, WIS earned a commission of up to 7% of the gross offering proceeds from the sale of the shares of Wells REIT II, of which substantially all was re-allowed to participating broker/dealers. Wells REIT II pays no commissions on shares issued under its DRP, and did not incur any commissions during 2011.
Additionally, with respect to the Third Offering, Wells REIT II was required to pay WIS a dealer-manager fee of 2.5% of the gross offering proceeds from the sale of Wells REIT II's stock at the time the shares were sold. Under the Dealer-Manager Agreement, up to 1.5% of the gross offering proceeds were re-allowable by WIS to participating broker/dealers. Wells REIT II pays no dealer-manager fees on shares issued under its DRP and did not incur any dealer-manager fees during 2011.

Property Management, Leasing, and Construction Agreement
Wells REIT II and Wells Management, an affiliate of WREAS II, were party to a master property management, leasing, and construction agreement (the "Management Agreement") during 2009, 2010, and 2011, under which Wells Management received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month's rent;

•	Fees equal to a specified percentage of up to 5% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by Wells Management; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.
Assignment of Management Agreement
Effective January 1, 2011, Wells Management assigned all of its rights, title, and interest in the Management Agreement to WREAS II, and Wells REIT II consented to such assignment. As part of this assignment, Wells Management has guaranteed the performance of all of WREAS II's obligations under the Management Agreement. Pursuant to its terms, the Management Agreement was renewed on October 24, 2011 for an additional one-year term.
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs during 2011, 2010, and 2009, respectively (in thousands):

	Years ended December 31,
	2011	2010	2009
Asset management fees	$32,094	$30,552	$29,806
Administrative reimbursements, net(1)	11,609	13,099	12,369
Property management fees	4,546	3,564	3,776
Acquisition fees	1,307	9,671	13,154
Construction fees(2)	211	185	340
Commissions, net of discounts(3)(4)	—	21,909	34,102
Dealer-manager fees, net of discounts(3)	—	7,843	12,247
Other offering costs(3)	—	4,177	9,016
Total	$49,767	$91,000	$114,810

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $4.0 million, $3.5 million, and $2.8 million during 2011, 2010, and 2009, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.

(3)	Commissions, dealer-manager fees, and other offering costs were charged against equity as incurred.

(4)	Substantially all commissions were re-allowed to participating broker/dealers during 2010 and 2009.

Wells REIT II incurred no related-party incentive fees, listing fees, disposition fees, or leasing commissions during 2011, 2010, and 2009, respectively.

Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010
Administrative reimbursements	$217	$1,551
Asset and property management fees	3,112	2,924
Commissions and dealer-manager fees	—	4
	$3,329	$4,479
Economic Dependency
Wells REIT II has engaged WREAS II and WIS to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, the sale of shares of our common stock, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital and Wells Management to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II is dependent upon WREAS II, Wells Capital, WIS, and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of December 31, 2011, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its current and future obligations as they become due.

11.	Income Taxes
Wells REIT II's income tax basis net income during 2011, 2010, and 2009 (in thousands) follows:

	2011	2010	2009
GAAP basis financial statement net income	$56,642	$23,266	$40,594
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	101,498	96,695	95,471
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(11,203)	(1,739)	(14,252)
Net amortization of above/below-market lease intangibles for financial reporting purposes (less than) in excess of amounts for income tax purposes	(2,960)	3,328	3,333
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(35,487)	9,485	(22,961)
Bad debt expense for financial reporting purposes (less than) in excess of amounts for income tax purposes	(229)	2,024	2,871
Gains on sale of real property for financial reporting purposes in excess of amounts for income tax purposes	(16,282)	—	—
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	15,603	12,722	30,342
Income tax basis net income, prior to dividends-paid deduction	$107,582	$145,781	$135,398

As of December 31, 2011, the tax basis carrying value of Wells REIT II's total assets was approximately $6.2 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Wells REIT II's distributions per common share are summarized as follows:

	2011	2010	2009
Ordinary income	39%	45%	47%
Capital gains	—	—	—
Return of capital	61%	55%	53%
Total	100%	100%	100%
As of December 31, 2011, returns for the calendar years 2007 through 2011 remain subject to examination by U.S. or various state tax jurisdictions.
The income tax (expense) benefit reported in the accompanying consolidated statements of operations relates to the operations of Wells TRS. The portion of income tax (expense) benefit attributable to the operations of Wells TRS consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Federal	$678	$531	$76
State	34	32	5
Other	—	—	—
Total	$712	$563	$81
Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS's effective tax rate for 2011, 2010, and 2009 is as follows:

	Years ended December 31,
	2011	2010	2009
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	0.93%	1.34%	1.33%
Other	(2.05)%	0.28%	—%
Effective tax rate	32.88%	35.62%	35.33%
As of December 31, 2011 and 2010, Wells REIT II had no deferred tax liabilities. As of December 31, 2011 and 2010, respectively, Wells REIT II had a deferred tax asset of $1.3 million and $0.6 million included in prepaid expenses and other assets in the accompanying consolidated balance sheets. The portion of the deferred income tax asset attributable to the operations of Wells TRS consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Federal	$1,209	$531	$76
State	66	32	5
Other	—	—	—
Total	$1,275	$563	81
Wells REIT II has assessed its ability to realize this deferred tax asset and determined that it is more likely than not that the deferred tax asset of $1.3 million as of December 31, 2011 is realizable.

12.	Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In accordance with GAAP, assets that meet certain criteria for disposal are required to be classified as "held for sale" in the accompanying balance sheets. Emerald Point, a four-story office building in Dublin, California, and 5995 Opus Parkway, a five-story office building in Minnetonka, Minnesota were under firm contracts to be sold as of December 31, 2011, thus, are classified as "held for sale" in the accompanying consolidated balance sheets as of December 31, 2011 and 2010. The Emerald Point sale closed on January 9, 2012 for $37.3 million, exclusive of transaction costs, and the 5995 Opus Parkway sale closed on January 12, 2012 for $22.8 million, exclusive of transaction costs.
The major classes of assets and liabilities classified as held for sale as of December 31, 2011 and 2010 follow:

	December 31,
	2011	2010
Real estate assets held for sale:
Real estate assets, at cost:
Land	$11,536	$11,536
Buildings and improvements, less accumulated depreciation of $6,509 and $5,682 as of December 31, 2011 and 2010, respectively	25,972	25,835
Intangible lease assets, less accumulated amortization of $3,042 and $2,758 as of December 31, 2011 and 2010, respectively	—	284
Construction in progress	—	144
Total real estate assets held for sale, net	$37,508	$37,799

Other assets held for sale:
Tenant receivables	$1,747	$418
Prepaid expenses and other assets	39	39
Intangible lease origination costs, less accumulated amortization of $2,018 and $1,830 as of December 31, 2011 and 2010, respectively	—	188
Deferred lease costs, less accumulated amortization of $242 and $118 as of December 31, 2011 and 2010, respectively	1,646	382
Total other assets held for sale, net	$3,432	$1,027

Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$176	$218
Due to affiliates	2	11
Deferred income	446	280
Total liabilities held for sale	$624	$509
Discontinued Operations
The historical operating results and gains (losses) from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. On September 6, 2011, Wells REIT II transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt. On September 15, 2010, Wells REIT II sold New Manchester One, an industrial property located in Douglasville, Georgia, for $15.3 million. As a result, the revenues and expenses of Emerald Point, 5995 Opus Parkway, the Manhattan Towers property, and New Manchester One are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenues:
Rental income	$4,603	$13,043	$16,505
Tenant reimbursements	1,454	4,017	5,358
Other property income	42	—	—
	6,099	17,060	21,863

Expenses:
Property operating costs	5,108	7,070	7,714
Asset and property management fees	83	1,099	1,487
Depreciation	2,018	2,951	3,387
Amortization	607	3,829	5,612
Impairment losses on real estate assets	5,817	—	—
General and administrative	233	167	517
Total expenses	13,866	15,116	18,717
Real estate operating loss	(7,767)	1,944	3,146
Other income (expense):
Interest expense	(2,901)	(5,223)	(5,431)
Interest and other income	—	810	1,080
Loss from discontinued operations	(10,668)	(2,469)	$(1,205)
Loss on sale of real estate assets	—	(161)	—
Gain on early extinguishment of debt	13,522	—	—
Gain (loss) from discontinued operations	$2,854	$(2,630)	$(1,205)

13.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010(in thousands, except per-share data):

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$144,531	$153,015	$157,143	$158,468
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,411	$(4,482)	$5,102	$53,611
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$—	$(0.01)	$0.01	$0.10
Distributions declared per share	$0.125	$0.125	$0.125	$0.125

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$131,063	$135,477	$142,821	$141,546
Net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,509	$(6,887)	$4,702	$22,942
Basic and diluted net income (loss) attributable to common stockholders of Wells Real Estate Investment Trust II, Inc. per share	$—	$(0.01)	$0.01	$0.04
Distributions declared per share	$0.15	$0.15	$0.15	$0.15
14.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
On April 4, 2011, Wells OP II generated net proceeds of $246.7 million from its sale of the 2018 Bonds Payable (see Note 5. Bonds Payable).
The 2018 Bonds Payable require semi-annual interest payments each in April and October based on a contractual annual interest rate of 5.875%. The 2018 Bonds Payable are shown net of the amortized issuance discount of approximately $1.6 million on the accompanying consolidated balance sheets. This discount is accreted on the effective interest method, as additional interest expense from the date of issuance through the maturity date in April 2018 of the 2018 Bonds Payable. The net proceeds from the issuance of the 2018 Bonds Payable in the amount of $246.7 million were used to repay a portion of the JPMorgan Chase Bridge Loan, which was used to finance a portion of the March 2011 acquisition of the Market Square Buildings.
The 2018 Bonds Payable are guaranteed by Wells REIT II and certain direct and indirect subsidiaries of each of Wells REIT II and Wells OP II.
In accordance with SEC Rule 3-10(d), Wells REIT II includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Wells OP II) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Wells OP II) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Wells REIT II);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II's condensed consolidating balance sheets as of December 31, 2011 and 2010 (in thousands), as well as its condensed consolidating statements of operations (in thousands) for 2011, 2010, and 2009; and its condensed consolidating statements of cash flows (in thousands), each for 2011, 2010, and 2009.

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating Adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$199,825	$504,511	$—	$704,336
Buildings and improvements	—	—	1,385,180	2,087,791	—	3,472,971
Intangible lease assets	—	—	147,796	244,193	—	391,989
Construction in progress	—	—	4,068	4,346	—	8,414
Real estate assets held for sale, net	—	—	—	37,508	—	37,508
Total real estate assets	—	—	1,736,869	2,878,349	—	4,615,218

Cash and cash equivalents	11,291	10,597	6,838	10,742	—	39,468
Investment in subsidiaries	3,275,979	2,786,248	—	—	(6,062,227)	—
Tenant receivables, net of allowance	—	—	54,350	81,556	(5,357)	130,549
Prepaid expenses and other assets	177,444	202,126	1,214	29,851	(377,804)	32,831
Deferred financing costs	—	8,287	—	1,155	—	9,442
Intangible lease origination costs	—	—	131,756	99,582	—	231,338
Deferred lease costs	—	—	13,984	54,305	—	68,289
Investment in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale, net	—	—	—	3,432	—	3,432
Total assets	$3,464,714	$3,007,258	$2,411,011	$3,338,972	$(6,445,388)	$5,776,567

Liabilities:
Line of credit and notes payable	$—	$484,000	$147,730	$966,123	$(376,793)	$1,221,060
Bonds payable	—	248,426	—	—	—	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	1,652	5,696	18,690	51,668	(5,357)	72,349
Due to affiliates	—	2,779	1,143	418	(1,011)	3,329
Deferred income	—	—	19,970	15,109	—	35,079
Intangible lease liabilities	—	—	39,094	50,487	—	89,581
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	624	—	624
Total liabilities	1,652	740,901	692,627	1,264,429	(383,161)	2,316,448

Redeemable Common Stock	113,147	—	—	—	—	113,147

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,349,915	2,266,357	1,718,384	2,074,226	(6,062,227)	3,346,655

Nonredeemable noncontrolling interests	—	—	—	317	—	317

Total equity	3,349,915	2,266,357	1,718,384	2,074,543	(6,062,227)	3,346,972

Total liabilities, redeemable common stock, and equity	$3,464,714	$3,007,258	$2,411,011	$3,338,972	$(6,445,388)	$5,776,567

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating Adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$199,825	$360,335	$—	$560,160
Buildings and improvements	—	—	1,423,546	1,776,327	—	3,199,873
Intangible lease assets	—	—	181,085	246,771	—	427,856
Construction in progress	—	—	2,424	1,927	—	4,351
Real estate assets held for sale, net	—	—	—	37,799	—	37,799
Total real estate assets	—	—	1,806,880	2,423,159	—	4,230,039

Cash and cash equivalents	8,281	11,074	8,250	11,277	—	38,882
Investment in subsidiaries	3,623,220	3,386,229	—	—	(7,009,449)	—
Tenant receivables, net of allowance	—	—	49,495	62,069	(3,925)	107,639
Prepaid expenses and other assets	—	196,062	988	21,166	(195,555)	22,661
Deferred financing costs	—	5,679	—	4,148	—	9,827
Intangible lease origination costs	—	—	154,923	114,803	—	269,726
Deferred lease costs	—	—	11,218	34,666	—	45,884
Investment in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale, net	—	—	—	1,027	—	1,027
Total assets	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Liabilities:
Line of credit and notes payable	$—	$72,000	$149,361	$861,133	$(195,555)	$886,939
Accounts payable, accrued expenses, and accrued capital expenditures	137	966	19,132	86,169	(3,925)	102,479
Due to affiliates	—	2,614	1,217	637	—	4,468
Deferred income	—	—	10,988	15,135	—	26,123
Intangible lease liabilities	—	—	45,895	42,039	—	87,934
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	509	—	509
Total liabilities	137	75,580	692,593	1,185,622	(199,480)	1,754,452

Redeemable Common Stock	161,189	—	—	—	—	161,189

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,470,175	3,523,464	1,805,161	1,666,346	(7,009,449)	3,455,697

Nonredeemable noncontrolling interests	—	—	—	347	—	347

Total equity	3,470,175	3,523,464	1,805,161	1,666,693	(7,009,449)	3,456,044

Total liabilities, redeemable common stock, and equity	$3,631,501	$3,599,044	$2,497,754	$2,852,315	$(7,208,929)	$5,371,685

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating Adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$207,478	$274,364	$(4,898)	$476,944
Tenant reimbursements	—	—	35,142	69,060	—	104,202
Hotel income	—	—	—	20,600	—	20,600
Other property income	—	145	905	11,042	(681)	11,411
	—	145	243,525	375,066	(5,579)	613,157

Expenses:
Property operating costs	—	—	63,266	115,261	(536)	177,991
Hotel operating costs	—	—	—	22,292	(4,898)	17,394
Asset and property management fees:
Related-party	31,402	—	1,249	4,134	(145)	36,640
Other	—	—	1,982	1,294	—	3,276
Depreciation	—	—	46,189	71,565	—	117,754
Amortization	—	—	49,055	70,722	—	119,777
General and administrative	43	18,124	2,034	3,729	—	23,930
Acquisition fees and expenses	1,307	—	—	9,943	—	11,250
	32,752	18,124	163,775	298,940	(5,579)	508,012

Real estate operating income (loss)	(32,752)	(17,979)	79,750	76,126	—	105,145

Other income (expense):
Interest expense	—	(28,329)	(40,365)	(57,570)	17,611	(108,653)
Interest and other income	2,129	17,830	29,230	10,821	(17,611)	42,399
Loss on interest rate swap	—	—	—	(38,383)	—	(38,383)
Income from equity investment	87,265	120,160	—	—	(207,425)	—
Gain on early extinguishment of debt	—	—	—	53,018	—	53,018
	89,394	109,661	(11,135)	(32,114)	(207,425)	(51,619)

Income (loss) before income tax (expense) benefit	56,642	91,682	68,615	44,012	(207,425)	53,526
Income tax (expense) benefit	—	—	(149)	425	—	276
Income (loss) from continuing operations	56,642	91,682	68,466	44,437	(207,425)	53,802

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(10,668)	—	(10,668)
Gain on disposition of discontinued operations	—	—	—	13,522	—	13,522
Income from discontinued operations	—	—	—	2,854	—	2,854
Net income (loss)	56,642	91,682	68,466	47,291	(207,425)	56,656

Less: Net income attributable to noncontrolling interests	—	—	—	(14)	—	(14)

Net income (loss) attributable to the common stockholders of Wells REIT II	$56,642	$91,682	$68,466	$47,277	$(207,425)	$56,642

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating Adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$207,399	$231,487	$(4,875)	$434,011
Tenant reimbursements	—	—	33,947	61,689	—	95,636
Hotel income	—	—	—	19,819	—	19,819
Other property income	—	184	303	1,772	(818)	1,441
	—	184	241,649	314,767	(5,693)	550,907

Expenses:
Property operating costs	—	—	62,201	101,367	(634)	162,934
Hotel operating costs	—	—	—	21,910	(4,875)	17,035
Asset and property management fees:
Related-party	29,037	—	925	3,450	(184)	33,228
Other	—	—	2,233	1,703	—	3,936
Depreciation	—	—	44,767	54,840	—	99,607
Amortization	—	—	50,401	63,339	—	113,740
General and administrative	75	20,834	815	1,707	—	23,431
Acquisition fees and expenses	9,670	—	206	903	—	10,779
	38,782	20,834	161,548	249,219	(5,693)	464,690

Real estate operating income (loss)	(38,782)	(20,650)	80,101	65,548	—	86,217

Other income (expense):
Interest expense	—	(5,456)	(40,484)	(54,234)	15,673	(84,501)
Interest and other income	1,116	15,721	29,236	12,689	(15,673)	43,089
Loss on interest rate swap	—	—	—	(19,061)	—	(19,061)
Income from equity investment	60,932	61,112	—	—	(122,044)	—
	62,048	71,377	(11,248)	(60,606)	(122,044)	(60,473)

Income (loss) before income tax (expense) benefit	23,266	50,727	68,853	4,942	(122,044)	25,744
Income tax (expense) benefit	—	—	(86)	312	—	226
Income (loss) from continuing operations	23,266	50,727	68,767	5,254	(122,044)	25,970

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(2,469)	—	(2,469)
Loss on sale of discontinued operations	—	—	—	(161)	—	(161)
Loss from discontinued operations	—	—	—	(2,630)	—	(2,630)
Net income (loss)	23,266	50,727	68,767	2,624	(122,044)	23,340

Less: Net income attributable to noncontrolling interests	—	(1)	—	(73)	—	(74)

Net income (loss) attributable to the common stockholders of Wells REIT II	$23,266	$50,726	$68,767	$2,551	$(122,044)	$23,266

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2009
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Consolidating Adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$204,928	$214,220	$(4,864)	$414,284
Tenant reimbursements	—	—	35,705	62,922	—	98,627
Hotel income	—	—	—	20,179	—	20,179
Other property income	—	49	363	15,199	(786)	14,825
	—	49	240,996	312,520	(5,650)	547,915

Expenses:
Property operating costs	—	—	63,288	99,890	(737)	162,441
Hotel operating costs	—	—	—	21,267	(4,864)	16,403
Asset and property management fees:
Related-party	28,011	—	926	3,453	(49)	32,341
Other	—	—	2,127	1,735	—	3,862
Depreciation	—	—	42,930	50,089	—	93,019
Amortization	—	—	49,242	66,012	—	115,254
General and administrative	5,442	18,180	857	6,739	—	31,218
Acquisition fees and expenses	16,664	—	—	2,519	—	19,183
	50,117	18,180	159,370	251,704	(5,650)	473,721

Real estate operating income (loss)	(50,117)	(18,131)	81,626	60,816	—	74,194

Other income (expense):
Interest expense	—	(7,854)	(40,593)	(49,521)	12,371	(85,597)
Interest and other income	42	12,390	29,230	10,777	(12,371)	40,068
Loss on interest rate swap	—	—	—	14,134	—	14,134
Income from equity investment	90,667	87,184	—	—	(177,851)	—
(Gain) loss on foreign currency exchange contract	—	7,638	—	(8,220)	—	(582)
	90,709	99,358	(11,363)	(32,830)	(177,851)	(31,977)

Income (loss) before income tax (expense)	40,592	81,227	70,263	27,986	(177,851)	42,217
Income tax (expense)	—	—	(64)	(201)	—	(265)
Income (loss) from continuing operations	40,592	81,227	70,199	27,785	(177,851)	41,952

Discontinued operations:
Operating loss from discontinued operations	—	—	—	(1,205)	—	(1,205)
Loss on sale of discontinued operations	—	—	—	—	—	—
Loss from discontinued operations	—	—	—	(1,205)	—	(1,205)
Net income (loss)	40,592	81,227	70,199	26,580	(177,851)	40,747

Less: Net income attributable to noncontrolling interests	—	(2)	—	(151)	—	(153)

Net income (loss) attributable to the common stockholders of Wells REIT II	$40,592	$81,225	$70,199	$26,429	$(177,851)	$40,594

Consolidating Statements of Cash Flows (in thousands)

	For year ended December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities	$508	$(78,219)	$179,787	$177,082	$279,158

Cash flows from investing activities:
Investment in real estate and related assets	(606,116)	—	(15,641)	(44,333)	(666,090)
Net cash used in investing activities	(606,116)	—	(15,641)	(44,333)	(666,090)

Cash flows from financing activities:
Borrowings, net of fees	—	1,454,978	—	324,364	1,779,342
Repayments	—	(806,500)	—	(361,778)	(1,168,278)
Redemption of noncontrolling interest	—	(87)	—	—	(87)
Distributions	(270,720)	—	—	(44)	(270,764)
Intercompany transfers, net	831,941	(570,649)	(165,558)	(95,734)	—
Issuance of common stock, net of redemptions and fees	47,397	—	—	—	47,397
Net cash provided by (used in) financing activities	608,618	77,742	(165,558)	(133,192)	387,610

Net (decrease) increase in cash and cash equivalents	3,010	(477)	(1,412)	(443)	678
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(92)	(92)
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$11,291	$10,597	$6,838	$10,742	$39,468

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2010
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities	$(9,745)	$(47,814)	$172,391	$155,274	$270,106

Cash flows from investing activities:
Investment in real estate and related assets	(11,632)	(286,727)	(10,968)	(18,600)	(327,927)
Net proceeds from the sale of real estate	15,219	—	—	—	15,219
Net cash provided by (used in) investing activities	3,587	(286,727)	(10,968)	(18,600)	(312,708)

Cash flows from financing activities:
Borrowings, net of fees	—	80,662	—	—	80,662
Repayments	—	(16,000)	—	(146,742)	(162,742)
Distributions	(313,815)	—	—	(250)	(314,065)
Intercompany transfers, net	(108,381)	256,712	(161,465)	13,134	—
Issuance of common stock, net of redemptions and fees	375,716	—	—	—	375,716
Net cash provided by (used in) financing activities	(46,480)	321,374	(161,465)	(133,858)	(20,429)

Net (decrease) increase in cash and cash equivalents	(52,638)	(13,167)	(42)	2,816	(63,031)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(812)	(812)
Cash and cash equivalents, beginning of period	60,919	24,241	8,292	9,273	102,725
Cash and cash equivalents, end of period	$8,281	$11,074	$8,250	$11,277	$38,882

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2009
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non-Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities	$(22,106)	$(52,581)	$167,816	$155,398	$248,527

Cash flows from investing activities:
Investment in real estate and related assets	(82,258)	(24,698)	(7,985)	(14,737)	(129,678)
Net cash used in investing activities	(82,258)	(24,698)	(7,985)	(14,737)	(129,678)

Cash flows from financing activities:
Borrowings, net of fees	—	287,665	—	65,130	352,795
Repayments	—	(691,000)	—	(2,085)	(693,085)
Distributions	(279,325)	—	—	(231)	(279,556)
Intercompany transfers, net	(96,695)	488,047	(167,938)	(223,414)	—
Issuance of common stock, net of redemptions and fees	517,101	—	—	—	517,101
Net cash provided by (used in) financing activities	141,081	84,712	(167,938)	(160,600)	(102,745)

Net increase (decrease) in cash and cash equivalents	36,717	7,433	(8,107)	(19,939)	16,104
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	287	287
Cash and cash equivalents, beginning of period	24,202	16,808	16,399	28,925	86,334
Cash and cash equivalents, end of period	$60,919	$24,241	$8,292	$9,273	$102,725

15.	Subsequent Events
Wells REIT II has evaluated subsequent events in conjunction with the preparation of consolidated financial statements and notes thereto included in this report on Form 10-K. In addition to the items disclosed in the preceding footnotes, Wells REIT II had the following subsequent events to report:
Repayment of mortgage note
Wells REIT II repaid the Highland Landmark Building mortgage note ($33.8 million) at its maturity on January 10, 2012.
Property dispositions
On January 9, 2012, Wells REIT II closed on the sale of Emerald Point for $37.3 million, excluding closing costs, which resulted in a gain on disposition of discontinued operations of $10.6 million. On January 12, 2012, Wells REIT II closed on the sale of 5995 Opus Parkway for $22.8 million, excluding closing costs, resulting in a gain on disposition of discontinued operations of $6.3 million.
$375.0 Million Term Loan
On February 3, 2012, Wells REIT II closed on a four-year, $375.0 million unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. (the "$375.0 Million Term Loan"). The $375.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, Wells REIT II effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The proceeds from the $375 Million Term Loan were used to pay down temporary borrowings on the JPMorgan Chase Credit Facility, which were used to repay mortgages in the third and fourth quarters of 2011. Wells REIT II has the ability to increase the amount of the $375 Million Term Loan up to $450 million on two occasions during the term in minimum amounts of at least $25 million; however, none of the current banks are obligated to participate in such increases. The $375.0 Million Term Loan will mature on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to and at maturity, the $375 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance. The $375.0 Million Term Loan contains the same restrictions and financial covenants as those included in our JPMorgan Chase Credit Facility, which are further described in the Long-Term Liquidity and Capital Resources section above.
In connection with the execution of the Term Loan, Wells REIT II added two subsidiaries as guarantors to the $375 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable.
Dividend Declaration
On February 28, 2012, the board of directors of Wells REIT II declared distributions to stockholders for the first quarter of 2012 in the amount of $0.125 (12.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of March 15, 2012. Such distributions will be paid in March 2012.

Wells Real Estate Investment Trust II, Inc.
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2011
(in thousands)

								Gross Amount at Which Carried at December 31, 2011						Life on Which Depreciation and Amortization is Computed (g)
				Initial Costs
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None	$6,100	$28,905	$35,005	$3,732	$6,241	$32,496	$38,737	$15,163	1980	2/10/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None	4,400	12,716	17,116	(781)	4,502	11,833	16,335	2,503	2000	3/31/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None	5,570	38,218	43,788	5,263	5,627	43,424	49,051	17,186	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None	10,802	62,595	73,397	1,914	11,050	64,261	75,311	29,902	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	60,000 (a)	5,846	66,681	72,527	(1,299)	5,934	65,294	71,228	17,962	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None	26,248	76,269	102,517	(6,695)	26,806	69,016	95,822	17,664	2001	6/29/2004	0 to 40 years
ONE WEST FOURTH STREET	Winston-Salem, NC	100%	39,555	2,711	69,383	72,094	(1,512)	2,721	67,861	70,582	16,170	2002	7/23/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None	6,925	34,575	41,500	630	7,015	35,115	42,130	7,383	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None	3,579	17,220	20,799	328	3,625	17,502	21,127	3,710	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000	7,410	60,601	68,011	1,671	7,485	62,197	69,682	12,758	1985	9/20/2004	0 to 40 years
4100 - 4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000	13,761	31,785	45,546	491	13,898	32,139	46,037	8,471	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000	8,472	44,221	52,693	523	8,546	44,670	53,216	12,641	1998	9/20/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	None	22,758	43,174	65,932	582	20,195	46,319	66,514	14,184	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None	2,524	35,016	37,540	(1,761)	2,558	33,221	35,779	7,854	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III	Downers Grove, IL	100%	33,840	3,028	47,454	50,482	(4,020)	3,055	43,407	46,462	10,061	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None	4,501	47,957	52,458	(6,759)	4,501	41,198	45,699	8,933	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None	1,270	28,688	29,958	719	1,299	29,378	30,677	6,005	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None	520	8,681	9,201	178	522	8,857	9,379	2,084	2001	3/17/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000	3,452	17,456	20,908	2,941	3,472	20,377	23,849	5,882	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000	31,234	140,217	171,451	31,791	31,777	171,465	203,242	42,874	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None	2,822	22,910	25,732	(1,431)	2,822	21,479	24,301	6,139	1998	6/21/2005	0 to 40 years
180 E 100 SOUTH	Salt Lake City, UT	100%	None	5,626	38,254	43,880	233	5,734	38,379	44,113	13,249	1955	7/6/2005	0 to 40 years
ONE ROBBINS ROAD (b)	Westford, MA	99%	None	5,391	33,788	39,179	19	5,391	33,807	39,198	7,476	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD (b)	Westford, MA	99%	None	2,950	32,544	35,494	—	2,950	32,544	35,494	11,226	2001	8/18/2005	0 to 40 years
BALDWIN POINT	Orlando, FL	100%	None	2,920	19,794	22,714	(1,244)	2,920	18,550	21,470	3,575	2005	8/26/2005	0 to 40 years

Wells Real Estate Investment Trust II, Inc. Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2011 (in thousands)
								Gross Amount at Which Carried at December 31, 2011						Life on Which Depreciation and Amortization is Computed (g)
				Initial Costs
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	8,722	107,730	116,452	(25,221)	8,803	82,428	91,231	13,954	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	10,040	93,716	103,756	6,731	10,134	100,353	110,487	20,101	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	8,731	76,842	85,573	600	8,819	77,354	86,173	13,884	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None	2,680	42,269	44,949	(7,014)	2,680	35,255	37,935	5,531	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None	8,186	147,653	155,839	(8,192)	8,186	139,461	147,647	45,683	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	7,269	244,424	251,693	11,670	7,454	255,909	263,363	58,305	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None	3,473	34,458	37,931	8,223	3,629	42,525	46,154	10,820	1991	12/22/2005	0 to 40 years
2000 PARK LANE	North Fayette, PA	100%	None	1,381	21,855	23,236	(827)	1,412	20,997	22,409	4,356	1993	12/27/2005	0 to 40 years
TAMPA COMMONS	Tampa, FL	100%	None	5,150	41,372	46,522	(2,935)	5,268	38,319	43,587	6,261	1984	12/27/2005	0 to 40 years
LAKEPOINTE 5	Charlotte, NC	100%	None	2,150	14,930	17,080	855	2,199	15,736	17,935	3,481	2001	12/28/2005	0 to 40 years
LAKEPOINTE 3	Charlotte, NC	100%	None	2,488	5,483	7,971	9,087	2,546	14,512	17,058	3,749	2006	12/28/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000	4,871	24,669	29,540	(1,929)	4,948	22,663	27,611	4,661	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000	3,174	21,613	24,787	(1,771)	3,245	19,771	23,016	2,955	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000	7,142	41,535	48,677	6,890	7,233	48,334	55,567	12,411	1986	7/20/2006	0 to 40 years
11950 CORPORATE BOULEVARD	Orlando, FL	100%	None	3,519	38,332	41,851	(5,487)	3,581	32,783	36,364	4,437	2001	8/9/2006	0 to 40 years
EDGEWATER CORPORATE CENTER	Lancaster, SC	100%	None	1,409	28,393	29,802	682	1,432	29,052	30,484	6,955	2006	9/6/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None	2,539	13,919	16,458	685	2,557	14,586	17,143	5,177	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	None	31,766	109,952	141,718	6,319	32,221	115,816	148,037	34,554	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None	29,061	141,544	170,605	11,583	29,712	152,476	182,188	33,691	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None	8,639	43,980	52,619	221	8,752	44,088	52,840	15,565	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None	8,955	58,339	67,294	(5,258)	9,106	52,930	62,036	9,139	1991	1/4/2007	0 to 40 years
2000 PARK LANE LAND	North Fayette, PA	100%	None	1,044	—	1,044	12	1,056	—	1,056	—	N/A	1/5/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None	2,726	30,078	32,804	(2,042)	2,762	28,000	30,762	6,657	1990	3/27/2007	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None	53,099	59,630	112,729	(4,583)	53,099	55,047	108,146	7,805	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None	10,232	54,070	64,302	35	10,232	54,105	64,337	9,429	2000	7/12/2007	0 to 40 years

Wells Real Estate Investment Trust II, Inc. Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2011 (in thousands)
								Gross Amount at Which Carried at December 31, 2011						Life on Which Depreciation and Amortization is Computed (g)
				Initial Costs
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
222 EAST 41ST STREET	New York City, NY	100%	None	—	324,520	324,520	259	—	324,779	324,779	45,327	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None	7,635	11,002	18,637	(2,654)	7,663	8,320	15,983	901	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None	3,723	20,597	24,320	5,351	3,786	25,885	29,671	5,096	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None	13,429	109,781	123,210	3,252	13,735	112,727	126,462	19,211	2002/2003/ 2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None	3,896	17,144	21,040	462	3,965	17,537	21,502	2,457	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None	2,035	9,262	11,297	216	2,071	9,442	11,513	982	2007	11/5/2007	0 to 40 years
13655 RIVERPORT DRIVE	St. Louis, MO	100%	None	6,138	19,105	25,243	8	6,138	19,113	25,251	2,875	1998	2/1/2008	0 to 40 years
11200 WEST PARKLAND AVENUE	Milwaukee, WI	100%	None	3,219	15,394	18,613	2,556	3,219	17,950	21,169	3,404	1990	3/3/2008	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%	216,000 (d)	28,478	225,067	253,545	4,224	28,858	228,911	257,769	26,690	1992/1999/ 2001/2002	5/8/2008	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	250,000 (c), (e)	—	262,468	262,468	3,252	—	265,720	265,720	28,514	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Sandy Springs, GA	100%	25,958 / 120,000 (f)	7,517	88,784	96,301	894	8,055	89,140	97,195	10,142	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%	None	11,410	78,988	90,398	1,212	11,745	79,865	91,610	10,643	1992	9/5/2008	0 to 40 years
DVINTSEV BUSINESS CENTER -- TOWER B	Moscow, Russia	100%	None (c)	—	66,387	66,387	1,976	—	68,363	68,363	12,261	2009	5/29/2009	0 to 40 years
147-149 SOUTH STATE STREET	Salt Lake City, UT	100%	None	525	—	525	188	713	—	713	—	N/A	8/26/2009	0 to 40 years
STERLING COMMERCE CENTER	Columbus, OH	100%	None	1,793	31,501	33,294	2,894	1,793	34,395	36,188	2,548	1990/1995/ 1996/1998	3/8/2010	0 to 40 years
550 KING STREET BUILDINGS	Boston, MA	100%	None	8,632	74,625	83,257	6,512	8,632	81,137	89,769	6,992	1984	4/1/2010	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None	15,512	173,062	188,574	1,210	15,512	174,272	189,784	11,890	2009/2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%	None	4,734	79,344	84,078	5,037	4,734	84,381	89,115	5,021	2008	6/28/2010	0 to 40 years
SUNTRUST BUILDING	Orlando, FL	100%	None	1,222	20,402	21,624	938	1,222	21,340	22,562	1,319	1959	8/25/2010	0 to 40 years
CHASE CENTER BUILDING	Columbus, OH	100%	None	5,148	24,743	29,891	2,804	5,148	27,547	32,695	1,590	1972/1982	10/21/2010	0 to 40 years
MARKET SQUARE BUILDINGS	Washington, DC	100%	325,000	152,629	450,757	603,386	9,828	152,629	460,585	613,214	19,885	1990	3/7/2011	0 to 40 years
544 LAKEVIEW	Vernon Hills, IL	50% (h)	9,100	3,006	3,100	6,106	—	3,006	3,100	6,106	60	1994	4/1/2011	0 to 40 years
Total - REIT II Properties Held for Use				$699,947	$4,661,921	$5,361,868	$74,266	$704,336	$4,731,798	$5,436,134	$858,424

Wells Real Estate Investment Trust II, Inc. Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2011 (in thousands)
								Gross Amount at Which Carried at December 31, 2011						Life on Which Depreciation and Amortization is Computed (g)
				Initial Costs
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
HELD FOR SALE AT DECEMBER 31, 2011:
EMERALD POINT	Dublin, CA	100%	None	8,643	32,344	40,987	(12,250)	8,799	19,938	28,737	3,526	1999	10/14/2004	0 to 40 years
5995 OPUS PARKWAY	Minnetonka, MN	100%	None	2,693	14,670	17,363	959	2,737	15,585	18,322	6,025	1988	4/5/2005	0 to 40 years
Total - REIT II Properties Held for Sale				11,336	47,014	58,350	(11,291)	11,536	35,523	47,059	9,551
TOTAL REAL ESTATE ASSETS				$711,283	$4,708,935	$5,420,218	$62,975	$715,872	$4,767,321	$5,483,193	$867,975

(a)	As a result of the acquisition of the One Glenlake Parkway Building, Wells REIT II acquired investments in bonds and certain obligations under capital leases in the amount of $60.0 million.

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

(g)
Wells REIT II assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, Tenant Improvements are amortized over the shorter of economic life or lease term, Lease Intangibles are amortized over the respective lease term, Building Improvements are depreciated over 5-25 years, Site Improvements are depreciated over 15 years, and Buildings are depreciated over 40 years.

(h)	Wells REIT II acquired a 50% controlling interest in a consolidated joint venture that owns 100% of 544 Lakeview.

Wells Real Estate Investment Trust II, Inc.
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the years ended December 31,
	2011	2010	2009
Real Estate:
Balance at beginning of year	$4,999,902	$4,767,664	$4,625,137
Additions to/improvements of real estate	676,230	297,023	159,654
Sale/transfer of real estate	(70,082)	(18,143)	—
Impairment of real estate	(5,817)	—	—
Write-offs of building and tenant improvements	(228)	—	(890)
Write-offs of intangible assets (1)	(6,978)	(52)	(2,704)
Write-offs of fully depreciated assets	(109,834)	(46,590)	(13,533)
Balance at end of the year	$5,483,193	$4,999,902	$4,767,664
Accumulated Depreciation and Amortization:
Balance at beginning of year	$769,863	$635,080	$467,945
Depreciation and amortization expense	225,139	184,155	183,239
Sale/transfer of real estate	(12,258)	(2,763)	—
Write-offs of tenant improvements	(16)	25	(674)
Write-offs of intangible assets (1)	(4,915)	(44)	(1,897)
Write-offs of fully depreciated assets	(109,838)	(46,590)	(13,533)
Balance at end of the year	$867,975	$769,863	$635,080

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments and terminations.