Form 10-K/A
period 2011-12-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-04-17
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-K/A
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
(770) 449-7800
(Registrant's telephone number, including area code)
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
Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

FORM 10-K/A
WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Explanatory Note
This Amendment No. 1 on Form 10-K/A (this "Amendment" or "Form 10-K/A") amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 that was filed with the Securities and Exchange Commission (the "SEC") on February 29, 2012 (the "Original Filing"). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not expect to have filed our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications are attached to this Form 10-K/A as Exhibits 31.
Except as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and any other reports filed thereafter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Executive Officers and Directors
We have provided below certain information about our executive officers and directors. All of our directors have terms expiring on the date of the 2012 annual meeting.

Name	Position(s)	Age	Year First Became a Director
E. Nelson Mills	President and Director	51	2007
Leo F. Wells, III	Chairman of the Board and Director	68	2003
Douglas P. Williams	Executive Vice President, Secretary, Treasurer and Director	61	2003
Randall D. Fretz	Senior Vice President	59	N/A
Charles R. Brown	Director	73	2003
Richard W. Carpenter	Director	75	2003
Bud Carter	Director	73	2003
John L. Dixon	Director	69	2008
George W. Sands	Director	67	2010
Neil H. Strickland	Director	76	2003
E. Nelson Mills was appointed our president in July 2010 and continues to serve as one of our directors. From April 2007 to March 29, 2010, he served as one of our independent directors until he became a Senior Vice President of Wells Capital, Inc. ("Wells Capital"). From February 2006 to March 29, 2010, Mr. Mills served as an independent director of Wells Timberland REIT, Inc. ("Wells Timberland REIT") and continues to serve on its board of directors. From 2006 to 2008, Mr. Mills also served as an independent director of Institutional REIT, Inc. ("Institutional REIT"), a prior public program sponsored by Wells Real Estate Funds, Inc. ("Wells Real Estate Funds"). Mr. Mills served as the president and chief operating officer of Williams Realty Advisors, LLC from 2005 to 2009. While at Williams Realty Advisors, Mr. Mills was responsible for investment and financial strategy and in charge of the design, formation and operation of a series of real estate investment funds.
Prior to joining Williams Realty Advisors in December 2004, Mr. Mills was a financial consultant to Timbervest, LLC, an investment manager specializing in timberland investments. From September 2000 to April 2004, Mr. Mills served as chief financial officer of Lend Lease Real Estate Investments (US), Inc., an investment manager specializing in the acquisition and management of commercial real estate, and from August 1998 to August 2000 served as a senior vice president of Lend Lease with responsibility for tax planning and administration and the supervision of various merger and acquisition activities. Prior to joining Lend Lease, Mr. Mills was a tax partner with KPMG LLP.
Mr. Mills received a Bachelor of Science degree in Business Administration from the University of Tennessee and a Masters of Business Administration degree from the University of Georgia. Mr. Mills also is a Certified Public Accountant.
Among the most important factors that led to the board of directors' recommendation that Mr. Mills serve as our director are Mr. Mills' integrity, judgment, leadership, accounting and financial management expertise, commercial real estate expertise, familiarity with our company and public company director experience.
Leo F. Wells, III, is Chairman of the Board and one of our directors. Prior to July 2010 he also served as our President. Since 2005, Mr. Wells has served as the President and from 2005 to 2007 as a director of Wells Timberland REIT. Since 2007, he has served as the President and from July 2007 to June 2010 and since July 2010 as a director of Wells Core Office Income REIT, Inc. ("Wells Core REIT"). Both Wells Timberland REIT and Wells Core REIT are public programs, like us, sponsored by Wells Real Estate Funds, and not listed on a securities exchange. He also is the sole stockholder, sole director, and Treasurer of Wells Real Estate Funds, and served as President of Wells Real Estate Funds until February 2012. Wells Real Estate Funds directly or indirectly owns Wells Capital, Wells Management, Wells Investment Securities ("WIS"), Wells & Associates, Inc., Wells Development Corporation, Wells Asset Management, Inc., Wells Real Estate Advisory Services II, LLC ("WREAS II") and Wells Core Office Income REIT Advisory Services, LLC. He also is the President, Treasurer, and sole director of Wells Capital; Wells Management; Wells Development Corporation, a company organized in 1997 to develop real estate properties; and Wells Asset Management, Inc., a company organized in 1997, which serves as an investment adviser to the Wells Family of Real Estate Funds. He is the President,

Treasurer, and a director of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978. From 1998 to 2009, Mr. Wells was also a trustee of the Wells Family of Real Estate Funds, an open-end management company organized as an Ohio business trust. From 1998 to 2007, Mr. Wells served as President and Chairman of the Board of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., a public REIT sponsored by Wells Real Estate Funds until April 16, 2007, when Piedmont REIT acquired entities affiliated with Wells Real Estate Funds and became a self-advised REIT. From 2006 to 2008, Mr. Wells was the President and a director of Institutional REIT.
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
Among the most important factors that led to the board of directors' recommendation that Mr. Wells serve as our director are Mr. Wells' leadership skills, integrity, judgment, knowledge of our company and our advisor, commercial real estate expertise, knowledge of the retail securities brokerage industry, and public company director experience.
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver, and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:
In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking, made in March 2001, not to engage in the conduct described above, thereby failing to observe high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure, and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004.
Douglas P. Williams is our Executive Vice President, Secretary, and Treasurer and one of our directors. Mr. Williams also is Executive Vice President, Secretary, and Treasurer of Wells Timberland REIT since 2005 and served as a director of Wells Timberland REIT from 2005 to 2007. Since 2007, he also has served as the Executive Vice President, Secretary, Treasurer of Wells Core REIT and served as a director of Wells Core REIT from 2007 to 2010. He also is a Senior Vice President of WRES II and a Vice President, Chief Financial Officer, Treasurer, and a director of WIS. Mr. Williams also is a Vice President of Wells Real Estate Funds and a Vice President and Secretary of Wells Asset Management, Inc. Mr. Williams served as Executive Vice President, Secretary, and Treasurer and a director of Piedmont REIT from 2000 to 2007 and of Institutional REIT from 2006 to 2008.
From 1996 to 1999, Mr. Williams served as Vice President and Controller of OneSource, Inc., a leading supplier of janitorial and landscape services, where he was responsible for corporate-wide accounting activities and financial analysis. Mr. Williams was employed by ECC International Inc., a supplier to the paper industry and to the paint, rubber, and plastic industries, from 1982 to 1995. While at ECC, Mr. Williams served in a number of key accounting positions, including: Corporate Accounting Manager, U.S. Operations; Division Controller, Americas Region; and Corporate Controller, America/Pacific Division. Prior to joining ECC and for one year after leaving ECC, Mr. Williams was employed by Lithonia Lighting, a manufacturer of lighting fixtures, as a Cost and General Accounting Manager and Director of Planning and Control. Mr. Williams started his professional career as an auditor for a predecessor firm of KPMG LLP. Mr. Williams is a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants and is licensed with FINRA as a financial and operations principal (Series 27 and 63). Mr. Williams received a Bachelor of Arts degree from Dartmouth College and a Masters of Business Administration degree from the Amos Tuck School of Graduate Business Administration at Dartmouth College.
Among the most important factors that led to the board of directors' recommendation that Mr. Williams serve as our director for another term are Mr. Williams' integrity, judgment, leadership skills, accounting and financial management expertise, familiarity with our company and our advisor, commercial real estate expertise, knowledge of the retail securities brokerage industry, and public company director experience.
Randall D. Fretz has been our Senior Vice President since 2003 and is a Senior Vice President of Wells Capital. He also is the Executive Vice President Operations and Governance of Wells Real Estate Funds, a Senior Vice President of Wells Timberland REIT, a Senior Vice President of Wells Core REIT and a director of WIS and Wells Investment Management Company. Mr. Fretz served as Vice President of Piedmont REIT from 2002 to 2007 and as Senior Vice President of Institutional REIT from 2006 to 2008. Mr. Fretz is primarily responsible for operations, governance, strategy, planning and special corporate projects. Prior to joining Wells Capital in 2002, Mr. Fretz served for seven years as President of U.S. and Canada operations for Larson-Juhl, a world leader in custom art and picture-framing home decor. Mr. Fretz was previously a Division Director at Bausch & Lomb, a manufacturer of optical equipment and products, and also held various senior positions at Tandem International and Lever Brothers. Mr. Fretz holds a bachelor's degree in each of Sociology and Physical Education from McMaster University in Hamilton, Ontario. He also earned a Masters of Business Administration degree from the Ivey School of Business in London, Ontario.
Charles R. Brown is one of our independent directors. From 2006 to 2008, Mr. Brown served as a director of Institutional REIT. He has been involved in real estate activities for over 40 years. From 1971 to 1976, he served as Director of Marketing and Project Manager for Atlanta Center, one of the South's largest multi-use complexes. Atlanta Center is a two-million square-foot project in the central business district of Atlanta and includes a Hilton Hotel, a bank, and office and retail establishments. From 1976 to 1997, Mr. Brown was President of Technology Park/Atlanta, Inc., where he was instrumental in developing Technology Park/Atlanta, a 600-acre office park in Peachtree Corners, north of Atlanta, which was selected for the Governor's Award for its contribution to community economic development. During this time, Mr. Brown also developed Johns Creek, an 1,800-acre mixed use development located north of Atlanta, and Lenox Park, an 125-acre mixed-use property in Atlanta.
Mr. Brown is Chairman of CRB Realty Associates, a private real estate consulting firm. He previously has been president and vice chairman of Atlantic Station, LLC, where he was involved in the planning and development of Atlantic Station, a redevelopment project of the former steel mill of Atlantic Steel in Atlanta, Georgia. He also has represented one of the partnerships developing an office building constituting part of the Atlantic Station project.
Mr. Brown is a past President of the Georgia Tech Foundation, past Chairman of the Gwinnett County Chamber of Commerce and the Georgia Chamber of Commerce, and past Vice Chairman of the Georgia Governor's Development Council. He also served on the board of directors of the Georgia Department of Technical and Adult Education. He is a graduate of the Georgia Institute of Technology where he received a B.S. degree in Building Construction from the College of Architecture.
Among the most important factors that led to the board of directors' recommendation that Mr. Brown serve as our director are Mr. Brown's integrity, judgment, leadership skills, extensive commercial real estate expertise, familiarity with our company, public company director experience, and independence from management and our advisor.
Richard W. Carpenter is one of our independent directors. From 1998 to 2007, Mr. Carpenter served as an independent director of Piedmont REIT and as an independent trustee of the Wells Family of Real Estate Funds from 1998 until 2008. He served as General Vice President of Real Estate Finance of The Citizens and Southern National Bank from 1975 to 1979, during which time his duties included the establishment and supervision of the United Kingdom Pension Fund, U.K.-American Properties, Inc., which was established primarily for investment in commercial real estate within the United States.
Mr. Carpenter is a managing partner of Carpenter Properties, L.P., a real estate limited partnership, and Chairman of the Board and a member of the Independent Directors Committee and Audit Committee of MidCountry Financial Corp. He retired as President and director of Commonwealth Oil Refining Company, Inc. and Realmark Holdings in 2001.
Mr. Carpenter previously served as Vice Chairman of the board of directors of both First Liberty Financial Corp. and Liberty Savings Bank, F.S.B., and Chairman of the Audit Committee of First Liberty Financial Corp. He has been a member of the National Association of Real Estate Investment Trusts and formerly served as President and Chairman of the Board of Southmark Properties,

an Atlanta-based REIT, which invested in commercial properties. Mr. Carpenter is a past Chairman of the American Bankers Association Housing and Real Estate Finance Division Executive Committee. Mr. Carpenter holds a Bachelor of Science degree from Florida State University, where he was named the outstanding alumnus of the School of Business in 1973.
Among the most important factors that led to the board of directors' recommendation that Mr. Carpenter serve as our director are Mr. Carpenter's integrity, judgment, leadership skills, extensive banking expertise, extensive commercial real estate expertise, public company director experience, familiarity with our company and independence from management and our advisor.
Bud Carter is one of our independent directors. From 1998 to 2007, Mr. Carter served as an independent director of Piedmont REIT and as an independent trustee of the Wells Family of Real Estate Funds from 1998 until 2008. For more than 20 years, Mr. Carter was an award-winning broadcast news director and anchorman for several radio and television stations in the Midwest. Later, from 1975 to 1980, Mr. Carter served as General Manager of WTAZ-FM, a radio station in Peoria, Illinois, and served as Publisher and Editor of The Peoria Press, a weekly business and political journal. From 1981 until 1989, Mr. Carter was an owner and General Manager of Transitions, Inc., a corporate outplacement company in Atlanta, Georgia.
Mr. Carter currently chairs three monthly peer groups for Vistage International (formerly The Executive Committee), a leadership organization that offers members monthly peer workshops, one-on-one business coaching, speaker presentations and a library of online content for business executives. Mr. Carter was recruited in 1987 to be the chairman of the organization's first peer group in Atlanta. See "Transactions with Related Persons" below. Mr. Carter serves on the board of directors of the Kennesaw State Coles College of Business, the Springs Newspapers, and the Rockbridge Commercial Bank; earlier board service includes Creative Storage Systems, Inc., the DiversiTech Corporation, WaveBase9, Wells Dow Jones Wilshire US REIT Index Fund, and the Wells Dow Jones Wilshire Global RESI Index Fund. He is a graduate of the University of Missouri, where he earned degrees in Liberal Arts and Journalism.
Among the most important factors that led to the board of directors' recommendation that Mr. Carter serve as our director are Mr. Carter's integrity, judgment, leadership, broad experience in working with CEOs and other business leaders, familiarity with our company, public company director experience, and independence from management and our advisor.
John L. Dixon is one of our independent directors. Mr. Dixon has over 40 years experience in the financial services industry and has spent the majority of his professional career serving in various executive roles for broker-dealer companies controlled or wholly owned by Pacific Life. Mr. Dixon's affiliation with Pacific Life began in 1984 as Vice President, Financial Planning with Lowry Financial Service Corporation, which became a wholly owned subsidiary of Pacific Life. During his 23-year tenure with Pacific Life, Mr. Dixon held numerous positions, and prior to his retirement from Pacific Life in June 2007, Mr. Dixon was President and Director of Pacific Select Group, LLC; Chairman and Chief Executive Officer of Mutual Service Corporation; Director of Waterstone Financial Group; Director of United Planners Financial Services; Director of Associated Financial Group, Inc. and Manager of M.L. Stern & Co. LLC. Upon his retirement from Pacific Life, Mr. Dixon assumed an interim position with LPL Financial to assist in the transition of Pacific Life firms acquired by LPL Financial. Mr. Dixon retired from full-time employment in June 2008.
During his financial services career, Mr. Dixon participated in many industry service organizations. He is a founding director of the Financial Planning Association (formerly the Institute of Certified Financial Planners) and previously served two terms as a director with the Institute of Certified Financial Planners from 1976 to 1977 and 2001 to 2003. From 1994 to 2003, Mr. Dixon served as a Trustee of the National Endowment for Financial Education where he was a member of the Investment Committee, the Executive Committee and served as Chairman of the Board of Trustees. Mr. Dixon received a four-year Certificate of Christian Education from Prairie Bible Institute in Alberta, Canada. He is a graduate of American College where he earned Masters of Science degrees in Financial Services and Management.
Among the most important factors that led to the board of directors' recommendation that Mr. Dixon serve as our director are Mr. Dixon's integrity, judgment, leadership, knowledge of the securities brokerage industry, familiarity with our company, and independence from management and our advisor.
George W. Sands has served as one of our independent directors and as an independent director of Wells Timberland REIT since April 1, 2010. From 1970 to 2006, Mr. Sands served as a partner with KPMG LLP and its predecessor firms, Peat Marwick Mitchell and Peat Marwick Main. While at KPMG, Mr. Sands served as the Southeast Area Managing Partner for the firm's Audit and Advisory Practice from 1998 until his retirement in 2006. During his career at KPMG, Mr. Sands also served as Southeast Area Managing Partner of Manufacturing, Retailing and Distribution, Atlanta Office Managing Partner, and Securities and Exchange Reviewing Partner. He was a member of the KPMG's National Audit Leadership Team and a Trustee on the KPMG Foundation Board of Directors.

Mr. Sands currently serves on the Advisory Board of The Atlanta Alliance on Developmental Disabilities and is a member of The Rotary Club of Atlanta, where he has served as Treasurer. Mr. Sands also has served as a member of the Boards of the Metro Atlanta Chamber of Commerce, the Georgia Chamber of Commerce, and The Atlanta Convention and Visitors Bureau.
Mr. Sands received a Bachelor of Business Administration degree from the University of Georgia. He has been a member of the School of Accounting Advisory Council at University of Georgia. He is a retired Certified Public Accountant in the State of Georgia. Mr. Sands also served as an officer in the United States Army, including a tour of duty in the Republic of South Vietnam.
Among the most important factors that led to the board of directors' recommendation that Mr. Sands serve as our director are Mr. Sands' integrity, judgment, leadership, significant knowledge of public accounting, audit and financial management experience and independence from management and our advisor.
Neil H. Strickland is one of our independent directors. From 1998 to 2007, Mr. Strickland served as an independent director of Piedmont REIT and served as an independent trustee of the Wells Family of Real Estate Funds from 1998 to 2010. He was employed by Loyalty Group Insurance (which subsequently merged with America Fore Loyalty Group and is now known as The Continental Group) as an automobile insurance underwriter. From 1957 to 1961, Mr. Strickland served as Assistant Supervisor of the Casualty Large Lines Retrospective Rating Department. From 1961 to 1964, Mr. Strickland served as Branch Manager of Wolverine Insurance Company, a full-service property and casualty service company, where he had full responsibility for underwriting of insurance and office administration in the State of Georgia. In 1964, Mr. Strickland and a nonactive partner started Superior Insurance Service, Inc., a property and casualty wholesale general insurance agency. Mr. Strickland served as President and was responsible for the underwriting and all other operations of the agency. In 1967, Mr. Strickland sold his interest in Superior Insurance Service, Inc. and started Strickland General Agency, Inc., a property and casualty general insurance agency concentrating on commercial customers. Mr. Strickland is currently the Senior Operations Executive of Strickland General Agency, Inc. and devotes most of his time to long-term planning, policy development, and senior administration.
Mr. Strickland is a Director of First Covenant Bank located in Woodstock, Georgia. He is a past President of the Norcross Kiwanis Club and served as both Vice President and President of the Georgia Surplus Lines Association. He also served as President and a director of the National Association of Professional Surplus Lines Offices. Mr. Strickland is a past director of First Capital Bank, a community bank, and from November 2004 to November 2005 served as a director of CNB Holdings, Inc., a publicly traded bank, both located in Georgia. Mr. Strickland attended Georgia State University, where he majored in business administration. He received his L.L.B. degree from Atlanta Law School.
Among the most important factors that led to the board of directors' recommendation that Mr. Strickland serve as our director are Mr. Strickland's integrity, judgment, leadership, insurance industry expertise, public company director experience, familiarity with our company, and independence from management and our advisor.
Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, executive officers and any persons beneficially owning more than 10% of our common stock are required to report their initial ownership of the common stock and most changes in that ownership to the SEC. The SEC has designated specific due dates for these reports, and we are required to identify in this annual report on Form 10-K those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to these reporting requirements filed the reports on a timely basis in 2011 except as follows: one report disclosing one transaction related to his indirect ownership interest in Wells Capital was filed late by Mr. Wells.
Code of Ethics
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer, principal financial officer, and principal accounting officer. Our Code of Ethics may be found at http://www.wellsreitII.com.
Audit Committee Financial Expert
The members of the Audit Committee are George W. Sands (Chairman), Neil H. Strickland and Charles R. Brown. All of the members of the Audit Committee are "independent" as defined by the New York Stock Exchange (the "NYSE"). The Board has determined that Mr. Sands qualifies as an audit committee financial expert within the meaning of the SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation of Executive Officers
Our executive officers do not receive compensation directly from us for services rendered to us. Our executive officers are also officers of WREAS II, our advisor, and its affiliates and are compensated by these entities, in part, for their services to us. Under the terms of the advisory agreement, our advisor is responsible for providing our day-to-day management, subject to the authority of our board of directors. See Item 13 in this report for a discussion of the fees paid and expenses reimbursed to our advisor and its affiliates in connection with managing our operations. Pursuant to the advisory agreement, we reimburse our advisor for expenses incurred on our behalf. These expenses include salary reimbursements for the portion of Mr. Williams' salary allocated to us based on his time spent providing services to us for offering related activities. Reimbursable expenses under the advisory agreement also include salary reimbursements for Mr. Mills' salary, all of which is allocated to us because Mr. Mills was engaged by the advisor to serve in a management role dedicated solely to overseeing our operations. Mr. Williams' offering-related efforts on our behalf are only part of his responsibilities as an employee of the advisor and its affiliates, and consequently his salary is divided among several programs for reimbursement purposes. For the year ended December 31, 2011, no portion of Mr. Williams' salary was allocated to us because we terminated our third primary public offering in August 2010 and Mr. Williams' engaged in no offering-related activities on our behalf in 2011.
The following table shows the summary compensation reimbursements we have made to our advisor or its affiliates for the compensation of Messrs. Mills and Williams allocated to us for the past three years as applicable.

Name and Principal Position	Year	Salary	Bonus(1)	Total
E. Nelson Mills President, July 21, 2010 - Present	2011	$542,539	$—	$542,539
	2010	$345,934	$500,000	$845,934

Douglas P. Williams(2) Chief Financial Officer	2011	$—	$—	$—
	2010	$54,412	$—	$54,412
	2009	$98,305	$—	$98,305

(1)	With the exception of a signing bonus paid to E. Nelson Mills upon his appointment as our President, we do not reimburse our advisor for bonus amounts paid to our executive officers.

(2)
Reimbursement for Mr. William's salary includes a blended mark-up of 29% that our advisor and its affiliates apply uniformly to all salary reimbursements it seeks from us to cover benefits such as health and life insurance paid by our advisor and its affiliates.

Compensation of Directors
We have provided below certain information regarding compensation paid to or earned by our directors during the 2011 fiscal year.

Name	Fees Earned or Paid in Cash ($)	Total ($)
E. Nelson Mills(1)	—	—
Leo F. Wells, III(1)	—	—
Douglas P. Williams(1)	—	—
Charles R. Brown	109,000	109,000
Richard W. Carpenter	108,000	108,000
Bud Carter	106,000	106,000
John L. Dixon	72,750	72,750
George W. Sands	90,000	90,000
Neil H. Strickland	85,000	85,000

(1)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

Cash Compensation
We pay each of our independent directors:

•	an annual retainer of $32,000;

•	$1,500 per regularly scheduled board meeting attended;

•
$1,500 per regularly scheduled committee meeting attended (in addition, the Audit Committee chairperson receives an annual retainer of $7,500 and all other committee chairpersons receive annual retainers of $5,000 for serving in that capacity); and

•	$500 per special board meeting attended whether held in person or by telephone conference.
In addition, we have reserved 100,000 shares of common stock for future issuance upon the exercise of stock options granted to the independent directors pursuant to our Independent Director Stock Option Plan (described below). All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Independent Director Stock Option Plan
We have adopted an Independent Director Stock Option Plan. However, we suspended this plan in 2007 and do not expect to issue additional options to our independent directors until our shares of common stock are listed on a national securities exchange. Prior to suspending the plan, we had issued stock options to purchase 50,500 shares of common stock to our independent directors pursuant to this plan. Of these, options to purchase 29,500 shares of common stock remain outstanding. Available for future issuance under the plan are options to purchase 18,000 shares that were terminated in 2007 and options to purchase 3,000 shares that were terminated in 2006. We may not grant options under this plan at any time when the issuance of the shares underlying the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to our advisor, directors, officers, or any of their affiliates, would exceed 10% of our outstanding shares.
The exercise price for all options granted to date is $12.00 per share. The exercise price for subsequent options, if any, will be the greater of $12.00 per share or the fair market value of the shares on the date they are granted. Fair market value is generally defined to mean (i) the closing sales price on the immediately preceding date on which sales were reported if the shares are listed on a securities exchange or (ii) the mean between the bid and offered prices as quoted by Nasdaq for such immediately preceding trading date if the shares are not listed on a securities exchange. However, if the conflicts committee of our board of directors (the "Conflicts Committee") determines that the fair market value of our shares is not properly reflected by such Nasdaq quotations, or if our shares are not quoted by Nasdaq, then the Conflicts Committee will determine fair market value in good faith.
We have authorized and reserved a total of 100,000 shares for issuance under the plan. If the number of outstanding shares is changed into a different number or kind of shares or securities through a reorganization or merger in which we are the surviving entity, or through a combination, recapitalization, or otherwise, we will make an appropriate adjustment in the number and kind of shares that may be issued pursuant to exercise of the options. We also will make a corresponding adjustment to the exercise price of the options granted prior to any change. Any such adjustment, however, will not change the total payment, if any, applicable to the portion of the options not exercised but will change only the exercise price for each share.
Options will lapse on the first to occur of (i) the tenth anniversary of the date we grant them, (ii) the removal for cause of the independent director as a member of the board of directors, or (iii) three months following the date the independent director ceases to be a director for any reason other than death or disability. Options may be exercised by payment of cash or through the delivery of common stock. Options are generally exercisable in the case of death or disability for a period of one year after death or the disabling event. No option issued may be exercised if such exercise would jeopardize our status as a REIT under the Internal Revenue Code. The independent directors may not sell, pledge, assign, or transfer their options other than by will or the laws of descent or distribution.
The term of the plan is 10 years. Upon our earlier dissolution or liquidation; upon our reorganization, merger, or consolidation with one or more corporations as a result of which we are not the surviving corporation; or upon sale of all or substantially all of our properties, the plan will terminate, and any outstanding options will terminate and be forfeited. The board of directors may provide in writing in connection with any such transaction for any or all of the following alternatives:

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
Compensation Committee Report
The Conflicts Committee of the board of directors, which is responsible for discharging the board's responsibilities relating to the compensation of our directors and would be expected to act upon matters of executive compensation as necessary has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, in reliance on these reviews and discussions, the Conflicts Committee recommended to the board of directors, and the board approved, the inclusion of the Compensation Discussion and Analysis in this Annual Report.

April 16, 2012	The Conflicts Committee of the Board of Directors:
Neil H. Strickland (Chairman), Charles R. Brown,
Richard W. Carpenter, Bud Carter, John L. Dixon, and
George W. Sands
Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee as we have no paid employees and our executive officers do not receive compensation directly from us for services rendered to us. Our Conflicts Committee is responsible for discharging the board's responsibilities relating to the compensation of our directors and would be expected to act upon matters of executive compensation as necessary. The members of the Conflicts Committee are Neil H. Strickland, Charles R. Brown, Richard W. Carpenter, Bud Carter, John L. Dixon, and George W. Sands, each of whom is an independent director.

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

Security Ownership of Certain Beneficial Owners
The following table shows, as of February 29, 2012, the amount of our common stock and stock options to purchase shares of our common stock (as indicated below) beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage
Leo F. Wells, III(3)	218,046	*
Douglas P. Williams	1,105	*
Randall D. Fretz	3,198	*
Charles R. Brown(4)	7,605	*
Richard W. Carpenter(4)	7,500	*
Bud Carter(4)(5)	47,877	*
John L. Dixon	13,515	*
E. Nelson Mills(6)	16,535	*
George W. Sands	—	*
Neil H. Strickland(4)	6,500	*
All officers and directors as a group(7)	321,881	*
* Less than 1% of the outstanding common stock.

(1)	Address of each named beneficial owner is c/o Wells Real Estate Investment Trust II, Inc., 6200 The Corners Parkway, Norcross, Georgia 30092-3365.

(2)	None of the shares are pledged as security.

(3)	Includes 2,625 shares owned by Mr. Wells' spouse and 20,100 shares owned by Wells Capital, which Mr. Wells indirectly owns and controls.

(4)	Includes options to purchase up to 6,500 shares of common stock that are exercisable within 60 days of February 29, 2012.

(5)	Includes 29,664 shares owned by Mr. Carter's spouse.

(6)	Includes options to purchase up to 3,500 shares of common stock Mr. Mills was granted as an independent director that are exercisable within 60 days of February 29, 2012.

(7)	Includes options to purchase an aggregate of up to 29,500 shares of common stock, which are exercisable within 60 days of February 29, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
Our charter requires our Conflicts Committee to review and approve all transactions involving our affiliates and us. Prior to entering into a transaction with an affiliate that is not covered by the advisory agreement with our advisor, a majority of the Conflicts Committee must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to bring potential conflicts of interest to the attention of the chairman of our Audit Committee promptly. The Conflicts Committee has reviewed the material transactions between our affiliates and us. Set forth below is a description of such transactions.
Our Relationship with Wells Capital and WREAS II
Advisory Agreement for 2011 and First Quarter 2012
Certain of our executive officers, E. Nelson Mills, Douglas P. Williams, and Randall D. Fretz, are also executive officers of Wells Real Estate Funds, our sponsor, which is the manager of WREAS II, our advisor. The chairman of our board of directors, Leo F. Wells, III, is the sole director of Wells Real Estate Funds and indirectly owns 100% of its equity. WREAS II provides our day-to-day management. Among the services provided by our advisor under the terms of the advisory agreement are the following:

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
Advisory Agreement Renewal
On April 1, 2012, we renewed the advisory agreement with WREAS II for an additional three months (the "April Renewed Advisory Agreement"). The April Renewed Advisory Agreement is effective from April 1, 2012 through June 30, 2012 and has materially the same terms as the agreement that was in effect through March 31, 2012, with limits on reimbursements to WREAS II of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed approximately $4.5 million and $2.5 million, respectively, for the period from April 1, 2012 through June 30, 2012. In addition, the April Renewed Advisory Agreement includes a limit of $1.5 million on acquisition fees during the term of the agreement.
Proposed Agreements with Wells Real Estate Funds and its Affiliates
Although we can give no assurance that the parties will be able to come to agreement, we are working to document and agree to the following proposed arrangements with Wells Real Estate Funds and its affiliates:
Advisory Agreements. We are in negotiations to enter into an advisory agreement for the period from July 1 through December 31, 2102. The parties expect that the total fees and reimbursements under this agreement, which we refer to as the "Initial Term Advisory Agreement," would reflect savings of approximately $375,000 to our company. Following the expiration of the Initial Term Advisory Agreement, the parties expect to enter into a subsequent advisory agreement for another year with fees and reimbursements being approximately $1,750,000 less than we pay for such services under the current payment terms. This one-year advisory agreement, which we refer to as the "Renewal Advisory Agreement," and the Initial Term Advisory Agreement would each be terminable on 60 days' notice without penalty by either party. The Renewal Advisory Agreement would also automatically terminate upon our exercise of the WREAS II Assignment Option, which is described below.
We expect that stockholder and communications services (currently provided under our advisory agreement) would be covered under a separate agreement with Wells Real Estate Funds or an affiliate of Wells Real Estate Funds (the "Investor Services Agreement"). The savings referenced in the prior paragraph are inclusive of the amounts expected to be paid under the Investor Services Agreement. Accordingly, if we enter into the Initial Term Advisory Agreement, the Renewal Advisory Agreement and the Investor Services Agreement, from July 1, 2012 through December 31, 2013, we would expect to receive all of the services we currently receive from the Advisor and its affiliates under our current advisory agreement for a total cost that is approximately $2,125,000 less than we would pay for such services under current payment terms. The Investor Services Agreement would commence on July 1, 2012 for a six-month term. We expect the Investor Services Agreement would be renewed on the same terms for a one-year term commencing January 1, 2013. The Investors Services Agreement would be terminable on 60 days' notice without penalty. Also, upon the exercise of the WREAS II Assignment Option, certain caps designed to ensure the savings described above would expire.
Transitional Services Agreement. Subject to coming to terms on final documentation, Wells Real Estate Funds has indicated a willingness to enter into a Transitional Services Agreement pursuant to which Wells Real Estate Funds would be obligated to assign WREAS II to us at a time of our choosing during the term of the Renewal Advisory Agreement. We refer to this option as the "WREAS II Assignment Option." No payment would be associated with this assignment. However, we would agree to pay Wells Real Estate Funds for the work required to transfer sufficient employees, proprietary systems and processes and assets to WREAS II to prepare for a successful transition to self-management. The Transitional Services Agreement would commence on July 1, 2012 and run through December 31, 2013. We would pay Wells Real Estate Funds $500,000 per month for the first 12 months for these services, with no additional payments required during the last six months of the agreement's term. The Transitional Services Agreement would not be terminable by either party except for cause. Should we exercise the proposed WREAS II Assignment Option prior to December 31, 2013, we must also agree to enter into a consulting agreement with Wells Real Estate Funds pursuant to which Wells Real Estate Funds would consult with us regarding certain of the matters covered by the Renewal Advisory Agreement at a price equal to the amounts remaining to be paid under that agreement less the costs assumed by us in connection with the assignment.
Agreements with Wells Real Estate Funds After Our Self-management. Upon becoming self-managed through the exercise of the WREAS II Assignment Option, we would expect to have the following agreements in place with Wells Real Estate Funds or its affiliates:

•	Investor Services Agreement (described above), with payment terms to be negotiated.

•
Operations and Administrative Support Agreement with respect to the provision of human resources services, certain information technology services (such as desktop support services) and accounts payable administration. Whether we enter into this agreement would be solely at our discretion depending upon our needs at that time. Assuming we had 50 employees during the first year that we were self-managed, we estimate the maximum annual costs under such an agreement would be less than $900,000.

•
Lease and Occupancy Agreement, with respect to the leasing of office space at a cost of approximately $250,000 per year. Whether we enter into this agreement would be solely at our discretion as we might choose to lease space elsewhere.

•
Master Property Management, Leasing and Construction Management Agreement (the "Master Property Management Agreement"). We are already parties to this agreement with Wells Management Company. The current agreement is terminable without penalty on 60 days' notice. Whether we terminate this agreement or renew or modify it following our becoming self-managed would be solely at our discretion. We expect this agreement would be at market rates.

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
Director Independence
Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the Audit Committee, the Nominating and Corporate Governance Committee and all of the other committees of our board of directors are "independent" as defined by the NYSE. The NYSE standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us). The board of directors has determined that Charles R. Brown, Richard W. Carpenter, Bud Carter, John L. Dixon, George W. Sands, and Neil H. Strickland each satisfies the bright-line criteria and that none has a relationship with us that would interfere with such person's ability to exercise independent judgment as a member of the board. The following transactions and relationships between our directors and our affiliates were considered by the board under the applicable independence definitions in determining that these directors are independent.
In determining that Messrs. Brown, Carpenter, Carter, Dixon, Sands, and Strickland were independent under our charter and the standards of the NYSE, the board of directors considered the transactions, relationships and arrangements noted below. Mr. Strickland served as an independent trustee of the Wells Family of Real Estate Funds from 1998 to 2010. Mr. Sands joined the board of directors of Wells Timberland REIT as an independent director on March 23, 2010 and as of May 10, 2010 was designated the chairman of their audit committee. In addition, Bud Carter currently chairs three monthly peer groups for Vistage International, a leadership organization that offers members monthly peer workshops, one-on-one business coaching, speaker presentations, social networking and a library of online content for business executives. Messrs. Wells and Fretz are each members of separate peer groups chaired by Mr. Carter. Mr. Carter also meets privately each month with each member of the groups attended by Messrs. Wells and Fretz. Each group consists of up to 18 members. Wells Capital pays the fees associated with the participation of the Wells officers in the peer groups. These amounts are not reimbursed by our company. Wells Capital paid Vistage International the following amounts with respect to the foregoing participation for each of the last three years: $24,960 for 2009, $25,420 for 2010 and $26,280 for 2011. Mr. Carter's compensation from Vistage International is a percentage of each enrollee's monthly dues. In each of the last three years, the total amount that Mr. Carter received from Vistage International related to the participation of the two Wells officers represented less than 5% of Mr. Carter's total compensation from Vistage International in that year. Mr. Carter has no equity interest in Vistage International.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2011 Deloitte & Touche LLP served as our independent auditor and provided certain domestic and international tax and other services. Deloitte & Touche LLP has served as our independent auditor since May 14, 2008. The Audit Committee has engaged Deloitte & Touche LLP as our independent auditor to audit our financial statements for the year ended December 31, 2012. The Audit Committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to the stockholders in accordance with applicable securities laws.
Representatives from Deloitte & Touche LLP are expected to be present at the annual meeting, to have the opportunity to make a statement if they desire to do so, and to be available to respond to appropriate questions posed by any stockholders.
Preapproval Policies
The Audit Committee Charter imposes a duty on the Audit Committee to preapprove all auditing services performed for us by our independent auditors, as well as all permitted nonaudit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors' independence. Unless a type of service to be provided by the independent auditors has received "general" preapproval, it will require "specific" preapproval by the Audit Committee.
All requests or applications for services to be provided by the independent auditor which do not require specific preapproval by the Audit Committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general preapproval of the Audit Committee. The Audit Committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests or applications to provide services that require specific preapproval by the Audit Committee will be submitted to the Audit Committee by both the independent auditors and the Principal Financial Officer, and must include a joint statement as to whether, in their view, the request or application is consistent with the SEC's rules on auditor independence. The Chairman of the Audit Committee has been delegated the authority to specifically preapprove all services not covered by the general preapproval guidelines up to an amount not to exceed $75,000 per occurrence. Amounts requiring preapproval in excess of $75,000 per occurrence require specific preapproval by all members of the Audit Committee prior to engagement of our independent auditors. All amounts specifically preapproved by the Chairman of the Audit Committee in accordance with this policy are to be disclosed to the full Audit Committee at the next regularly scheduled meeting.
All services rendered by Deloitte & Touche LLP for the year ended December 31, 2011 were preapproved in accordance with the policies and procedures described above.

Principal Auditor Fees
The Audit Committee reviewed the audit and nonaudit services performed by our principal auditor, Deloitte & Touche LLP, as well as the fees charged by the principal auditor for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of the principal auditor. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by our principal auditor for the years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit fees	$780,250	$749,900
Audit-related fees	—	—
Tax fees	$277,493	$239,158
All other fees	—	—
Total fees	$1,057,743	$989,058
For purposes of the preceding table, the principal auditor's professional fees are classified as follows:

•
Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the principal auditor in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, including reviews of our financial statements included in our registration statements, as amended. Audit fees are presented for the period to which the audit work relates.

•
Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state, and local issues. Services also may include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence. Tax fees are presented for the period in which the services were provided.

•	All other fees – These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(b)    Exhibits.
The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)
Dated:	April 17, 2012	By:	/s/ Douglas P. Williams
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Charles R. Brown	Independent Director
Charles R. Brown		April 17, 2012

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		April 17, 2012

/s/ Bud Carter	Independent Director
Bud Carter		April 17, 2012

/s/ John L. Dixon	Independent Director
John L. Dixon		April 17, 2012

/s/ E. Nelson Mills	President and Director (Principal Executive Officer)
E. Nelson Mills		April 17, 2012

/s/ George W. Sands	Independent Director
George W. Sands		April 17, 2012

/s/ Neil H. Strickland	Independent Director
Neil H. Strickland		April 17, 2012

/s/ Leo F. Wells, III	Director
Leo F. Wells, III		April 17, 2012

/s/ Douglas P. Williams	Executive Vice President, Secretary, Treasurer, and Director (Principal Financial and Accounting Officer)
Douglas P. Williams		April 17, 2012

EXHIBIT INDEX
TO
2011 FORM 10-K/A
OF
WELLS REAL ESTATE INVESTMENT TRUST II, INC.

Exhibit Number	Description
31.1+	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
+ Filed herewith.