Form 10-Q
period 2012-03-31
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-05-04
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2012
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
  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2012: 545,581,297 shares

FORM 10-Q
WELLS REAL ESTATE INVESTMENT TRUST II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Wells Real Estate Investment Trust II, Inc. ("Wells REIT II," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II's Annual Report on Form 10-K for the year ended December 31, 2011 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity and cash flows reflects all normal and recurring adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells REIT II's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Wells REIT II’s Annual Report on Form 10-K and Form 10-K/A filed for the year ended December 31, 2011. Wells REIT II’s results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$704,336	$704,336
Buildings and improvements, less accumulated depreciation of $545,086 and $514,961 as of March 31, 2012 and December 31, 2011, respectively	3,448,122	3,472,971
Intangible lease assets, less accumulated amortization of $337,197 and $343,463 as of March 31, 2012 and December 31, 2011, respectively	374,802	391,989
Construction in progress	8,941	8,414
Real estate assets held for sale, less accumulated depreciation and amortization of $9,551 as of December 31, 2011	—	37,508
Total real estate assets	4,536,201	4,615,218
Cash and cash equivalents	49,156	39,468
Tenant receivables, net of allowance for doubtful accounts of $3,429 and $3,728 as of March 31, 2012 and December 31, 2011, respectively	126,518	130,549
Prepaid expenses and other assets	30,413	32,831
Deferred financing costs, less accumulated amortization of $6,215 and $5,590 as of March 31, 2012 and December 31, 2011, respectively	11,391	9,442
Intangible lease origination costs, less accumulated amortization of $235,671 and $236,679 as of March 31, 2012 and December 31, 2011, respectively	220,006	231,338
Deferred lease costs, less accumulated amortization of $23,818 and $22,390 as of March 31, 2012 and December 31, 2011, respectively	76,642	68,289
Investment in development authority bonds	646,000	646,000
Other assets held for sale, less accumulated amortization of $2,260 as of December 31, 2011	—	3,432
Total assets	$5,696,327	$5,776,567
Liabilities:
Line of credit and notes payable	$1,177,754	$1,221,060
Bonds payable, net of discount of $1,511 and $1,574 as of March 31, 2012 and December 31, 2011 respectively	248,489	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	71,091	72,349
Due to affiliates	1,618	3,329
Deferred income	36,153	35,079
Intangible lease liabilities, less accumulated amortization of $77,260 and $74,326 as of March 31, 2012 and December 31, 2011, respectively	85,286	89,581
Obligations under capital leases	646,000	646,000
Liabilities held for sale	—	624
Total liabilities	2,266,391	2,316,448
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	177,450	113,147
Equity:
Common stock, $0.01 par value; 900,000,000 shares authorized; 546,731,156 and 546,197,750 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	5,467	5,462
Additional paid-in capital	4,886,844	4,880,806
Cumulative distributions in excess of earnings	(1,463,373)	(1,426,550)
Redeemable common stock	(177,450)	(113,147)
Other comprehensive income	692	84
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,252,180	3,346,655
Nonredeemable noncontrolling interests	306	317
Total equity	3,252,486	3,346,972
Total liabilities, redeemable common stock, and equity	$5,696,327	$5,776,567
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three months ended March 31,
	2012	2011
Revenues:
Rental income	$120,486	$113,619
Tenant reimbursements	25,791	25,907
Hotel income	4,375	4,150
Other property income	1,699	283
	152,351	143,959
Expenses:
Property operating costs	44,534	41,688
Hotel operating costs	4,097	4,012
Asset and property management fees:
Related-party	9,351	8,760
Other	831	904
Depreciation	30,125	27,442
Amortization	27,050	30,166
General and administrative	5,343	6,614
Acquisition fees and expenses	—	10,026
	121,331	129,612
Real estate operating income	31,020	14,347
Other income (expense):
Interest expense	(26,856)	(22,165)
Interest and other income	10,016	12,055
(Loss) gain on interest rate swaps	(76)	89
	(16,916)	(10,021)
Income before income tax benefit	14,104	4,326
Income tax benefit	97	231
Income from continuing operations	14,201	4,557
Discontinued operations:
Operating income (loss) from discontinued operations	49	(2,142)
Gain on disposition of discontinued operations	16,885	—
Income (loss) from discontinued operations	16,934	(2,142)
Net income	31,135	2,415
Less: net income attributable to nonredeemable noncontrolling interests	(4)	(4)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$31,131	$2,411
Per-share information – basic and diluted:
Income from continuing operations	$0.03	$0.00
Income (loss) from discontinued operations	$0.03	$0.00
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.06	$0.00
Weighted-average common shares outstanding – basic and diluted	545,600	541,012
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Three months ended March 31,
	2012	2011
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$31,131	$2,411
Market value adjustment to interest rate swap	608	752
Comprehensive income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	31,739	3,163
Comprehensive income attributable to noncontrolling interests	4	4
Comprehensive income	$31,743	$3,167

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	4,356	44	31,017	—	—	—	31,061	—	31,061
Redemptions of common stock	(3,823)	(39)	(24,979)	—	—	—	(25,018)	—	(25,018)
Increase in redeemable common stock	—	—	—	—	(64,303)	—	(64,303)	—	(64,303)
Distributions to common stockholders ($0.125 per share)	—	—	—	(67,954)	—	—	(67,954)	—	(67,954)
Distributions to noncontrolling interests	—	—		—	—	—	—	(15)	(15)
Components of comprehensive income:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	31,131	—	—	31,131	—	31,131
Net income attributable to noncontrolling interests	—	—	—		—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	608	608	—	608
Balance, March 31, 2012	546,731	$5,467	$4,886,844	$(1,463,373)	$(177,450)	$692	$3,252,180	$306	$3,252,486

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED March 31, 2011 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders’ Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	3,392	34	32,360	—	—	—	32,394	—	32,394
Redemptions of common stock	(1,901)	(19)	(17,086)	—	—	—	(17,105)	—	(17,105)
Increase in redeemable common stock	—	—	—	—	(84,952)	—	(84,952)	—	(84,952)
Distributions to common stockholders ($0.125 per share)	—	—	—	(67,485)	—	—	(67,485)	—	(67,485)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Components of comprehensive income:
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	2,411	—	—	2,411	—	2,411
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—		752	752	—	752
Balance, March 31, 2011	542,398	$5,424	$4,850,362	$(1,277,546)	$(246,141)	$(10,387)	$3,321,712	$338	$3,322,050
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Three months ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$31,135	$2,415
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(809)	(1,092)
Depreciation	30,125	28,118
Amortization	26,792	32,183
Gain on interest rate swaps	(231)	(2,554)
Gain on sale of discontinued operations	(16,885)	—
Noncash interest expense	909	5,356
Changes in assets and liabilities, net of acquisitions:
Decrease in tenant receivables, net	4,061	146
Decrease (increase) in prepaid expenses and other assets	2,271	(1,613)
Decrease in accounts payable and accrued expenses	(2,689)	(2,086)
Decrease in due to affiliates	(1,713)	(2,729)
Increase (decrease) in deferred income	628	(384)
Net cash provided by operating activities	73,594	57,760
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	57,685	—
Investment in real estate and earnest money paid	(6,327)	(604,143)
Deferred lease costs paid	(6,671)	(8,187)
Net cash provided by (used in) investing activities	44,687	(612,330)
Cash Flows from Financing Activities:
Financing costs paid	(2,721)	(3,847)
Proceeds from lines of credit and notes payable	409,000	624,000
Repayments of lines of credit and notes payable	(452,415)	(20,485)
Distributions paid to nonredeemable noncontrolling interests	(15)	(13)
Issuance of common stock	31,061	32,394
Redemptions of common stock	(25,261)	(16,292)
Distributions paid to stockholders	(36,893)	(35,048)
Distributions paid to stockholders and reinvested in shares of our common stock	(31,061)	(32,437)
Net cash (used in) provided by financing activities	(108,305)	548,272
Net increase (decrease) in cash and cash equivalents	9,976	(6,298)
Effect of foreign exchange rate on cash and cash equivalents	(288)	36
Cash and cash equivalents, beginning of period	39,468	38,882
Cash and cash equivalents, end of period	$49,156	$32,620
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(unaudited)

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
As of March 31, 2012, Wells REIT II owned controlling interests in 69 office properties and one hotel, which include 91 operational buildings. These properties are comprised of approximately 22.3 million square feet of commercial space and are located in 22 states, the District of Columbia, and Moscow, Russia. As of March 31, 2012, 66 of the office properties were wholly owned and the remaining three were owned through consolidated joint ventures; the office properties were approximately 92.9% leased.
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
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Third Offering"). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to $9.55. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of March 31, 2012, Wells REIT II had raised gross offering proceeds of approximately $1.5 billion from the sale of approximately 146.0 million shares under the Third Offering, including shares sold under the DRP.
As of March 31, 2012, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $5.9 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to our share redemption program of approximately $540.5 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II's net offering proceeds have been invested in real estate.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Wells REIT II's consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Wells REIT II's consolidated financial statements shall also include the accounts of any entity in which Wells REIT II, Wells OP II, or their subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. All intercompany balances and transactions eliminate in consolidation. For further information, refer to the financial statements and footnotes included in Wells REIT II's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Real Estate Assets
Wells REIT II is required to make subjective assessments as to the useful lives of its depreciable assets. Wells REIT II considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of its assets by class are as follows:

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

At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2011, Emerald Point and 5995 Opus Parkway were classified as held for sale at their respective depreciated book values (see Note 9. Assets Held for Sale and Discontinued Operations for additional information). Both 5995 Opus Parkway and Emerald Point were sold during the first three months of 2012.
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
As of March 31, 2012 and December 31, 2011, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2012	Gross	$102,143	$499,184	$455,677	$162,546
	Accumulated Amortization	$(64,210)	$(263,557)	$(235,671)	$(77,260)
	Net	$37,933	$235,627	$220,006	$85,286
December 31, 2011	Gross	$109,457	$515,322	$468,017	$163,907
	Accumulated Amortization	$(68,706)	$(265,844)	$(236,679)	$(74,326)
	Net	$40,751	$249,478	$231,338	$89,581
For the three months ended March 31, 2012 and the year ended December 31, 2011, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2012	$2,532	$13,838	$11,344	$4,296
For the year ended December 31, 2011	$14,244	$62,902	$50,006	$17,203
For the three months ended March 31, 2011	$3,810	$15,273	$12,601	$3,828

The remaining net intangible assets and liabilities as of March 31, 2012 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2012	$6,694	$37,690	$31,809	$12,408
For the years ending December 31:
2013	7,620	45,321	40,109	16,061
2014	6,578	40,283	37,151	15,629
2015	5,993	34,965	33,425	13,217
2016	5,718	24,688	25,654	8,209
2017	2,418	16,227	17,167	5,715
Thereafter	2,912	36,453	34,691	14,047
	$37,933	$235,627	$220,006	$85,286
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee
In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of March 31, 2012 and December 31, 2011, and recognized amortization of these assets of approximately $0.5 million for the three months ended March 31, 2012 and 2011, and approximately $2.1 million for the year ended December 31, 2011.
As of March 31, 2012, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2012	$1,552
2013	2,069
2014	2,069
2015	2,069
2016	2,069
2017	2,069
Thereafter	89,345
$101,242
Bonds Payable
In 2011, Wells REIT II issued $250.0 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value. The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
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
The following tables provide additional information related to Wells REIT II's interest rate swaps as of March 31, 2012 and December 31, 2011 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$608	$—
Interest rate contracts	Accounts payable	$—	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,491)	$(1,722)

Wells REIT II applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. The fair value of Wells REIT II's interest rate swaps were ($0.9 million) and ($1.7 million) at March 31, 2012 and December 31, 2011, respectively.

	Three months ended March 31,
	2012	2011
Market value adjustment to interest rate swap designated as a hedge instrument and included in other comprehensive income	$608	$752
Loss on interest rate swaps recognized through earnings	$(76)	$89
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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the U.S. GAAP and IFRSs definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for Wells REIT II on December 15, 2011. Wells REIT II's adoption of ASU 2011-04 has not had a material impact on Wells REIT II's consolidated financial statements or disclosures.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Comprehensive Income Topic Presentation of Comprehensive Income ("ASU 2011-05"). ASU 2011-05 gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The adoption of ASU 2011-05 was effective for Wells REIT II after December 15, 2011, except for the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income that has been deferred. Wells REIT II's adoption of ASU 2011-05 has not had a material impact on Wells REIT II's consolidated financial statements or disclosures.

3.	Real Estate Acquisitions
Wells REIT II did not acquire real properties during the three months ended March 31, 2012. Wells REIT II acquired the Market Square Buildings on March 7, 2011. The following unaudited pro forma statement of operations presented for the three months ended March 31, 2011 has been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 (in thousands).

Three months ended March 31, 2011
Revenues	$154,248
Net loss attributable to common stockholders	$(664)

4.	Line of Credit and Notes Payable
As of March 31, 2012 and December 31, 2011, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable, see Note 5. Bonds Payable) in thousands:

Facility	March 31, 2012	December 31, 2011
$450 Million Term Loan	$375,000	$—
Market Square Buildings mortgage note	325,000	325,000
100 East Pratt Street Building mortgage note	105,000	105,000
JPMorgan Chase Credit Facility	100,000	484,000
Wildwood Buildings mortgage note	90,000	90,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One West Fourth Street Building mortgage note	38,980	39,555
Three Glenlake Building mortgage note	26,033	25,958
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,741	8,707
Highland Landmark Building mortgage note	—	33,840
Total indebtedness	$1,177,754	$1,221,060

On January 10, 2012, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase credit facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity.
On February 3, 2012, Wells REIT II closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. (the “$450.0 Million Term Loan”). The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, Wells REIT II effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. At closing, the $450.0 Million Term Loan yielded initial gross proceeds of $375.0 million. Wells REIT II has the ability to increase the amount of borrowings under the $450.0 Million Term Loan up to a maximum amount of $450.0 million on two occasions during the borrowing period in minimum increments of $25.0 million; however, none of the current banks are obligated to participate in such increases. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.
The initial gross proceeds of $375.0 million were used to repay temporary borrowings on the JPMorgan Chase Credit Facility, which were drawn to repay mortgages in the third and fourth quarters of 2011. In April 2012, Wells REIT II exercised one of the options to increase borrowings under the $450.0 Million Term Loan from $375.0 million to $410.0 million, which additional proceeds were used to further reduce temporary borrowings, and thereby create additional short-term borrowing capacity, under the JPMorgan Chase Credit Facility. The $450.0 Million Term Loan contains the same restrictions and financial covenants as those included in the JPMorgan Chase Credit Facility, which are further described in the "Debt Covenants" section of Item 2. Management's Discussion and Analysis.
The estimated fair value of Wells REIT II's line of credit and notes payable as of March 31, 2012 and December 31, 2011 was approximately $1,216.4 million and $1,282.6 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the three months ended March 31, 2012 and 2011, Wells REIT II also made interest payments of approximately $10.1 million and $8.2 million, respectively. There was no interest capitalized in either period. As of March 31, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on its $450 Million Term Loan, outstanding line of credit, and notes payable obligations.

5.	Bonds Payable
In 2011, Wells REIT II issued $250.0 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value (the "2018 Bonds Payable").Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date. No interest payments were made on the 2018 Bonds Payable during the three months ended March 31, 2012. As of March 31, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable.
The estimated fair value of Wells REIT II's 2018 Bonds Payable as of March 31, 2012 and December 31, 2011 was approximately $251.1 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2012, no tenants have exercised such options that had not been materially satisfied.

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

7.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011
Other assets assumed upon acquisition of properties	$50	$—
Other liabilities assumed upon acquisition of property	$—	$6,430
Noncash interest accruing to notes payable	$75	$3,840
Market value adjustment to interest rate swap that qualifies for hedge accounting treatment	$608	$752
Accrued capital expenditures and deferred lease costs	$8,660	$8,481
Accrued deferred financing costs	$10	$342
Accrued redemptions of common stock	$1,397	$827
Increase in redeemable common stock	$64,303	$84,952

8.	Related-Party Transactions and Agreements
Advisory Agreement
Wells REIT II is party to an agreement with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). WREAS II has executed master services agreements with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management") whereby WREAS II may retain the use of Wells Capital's and Wells Management's employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II's performance of services and any amounts payable to Wells REIT II in connection therewith. The agreement may be terminated, without cause or penalty, by either party upon providing 60 days' prior written notice to the other party.
Under the terms of the Advisory Agreement, Wells REIT II incurs fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•	Reimbursement of organization and offering costs paid by WREAS II and its affiliates on behalf of Wells REIT II, not to exceed 2.0% of gross offering proceeds.

•
Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations. Effective August 1, 2011, acquisition fees have been incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the calendar year exceed 2% of total gross offering proceeds. Wells REIT II also reimburses WREAS II and its affiliates for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

•
Asset management fees are incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Wells REIT II's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. For the first three months of 2011, Wells REIT II generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of Wells REIT II's properties (other than those that fail to meet specified occupancy thresholds) and its investments in joint ventures; from April 2011 through March 2012, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. With respect to (ii) above, Wells REIT II published its first net asset-based valuation (per share) on November 8, 2011, which has not impacted asset management fees incurred to date due to continued applicability of the $2.7 million per month ($32.5 million per annum) cap described above.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, including (i) wages and salaries (but excluding bonuses other than the signing bonus paid to E. Nelson Mills upon his appointment as President of Wells REIT II) and other employee-related expenses of WREAS II and its affiliates' employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the Advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.7 million and $10.5 million, respectively, for the period from January 1, 2011 through December 31, 2011 and $4.5 million and $2.5 million, respectively, for the period from January 1, 2012 through March 31, 2012.

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

Advisory Agreement Renewal
On April 1, 2012, Wells REIT II renewed the advisory agreement with WREAS II for an additional three months (the "April Renewed Advisory Agreement"). The April Renewed Advisory Agreement is effective from April 1, 2012 through June 30, 2012 and has materially the same terms as the agreement that was in effect through March 31, 2012, with limits on reimbursements to WREAS II of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed approximately $4.5 million and $2.5 million, respectively, for the period from April 1, 2012 through June 30, 2012. In addition, the April Renewed Advisory Agreement includes a limit of $1.5 million on acquisition fees during the term of the agreement.
Proposed Agreements with Wells Real Estate Funds and its Affiliates
Although Wells REIT II can give no assurance that the parties will be able to come to agreement, Wells REIT II is working to document and agree to the following proposed arrangements with Wells Real Estate Funds and its affiliates:
Advisory Agreements. Wells REIT II is in negotiations to enter into an advisory agreement for the period from July 1 through December 31, 2012. The parties expect that the total fees and reimbursements under this agreement (the "Initial Term Advisory Agreement"), would reflect savings of approximately $375,000 to the company. Following the expiration of the Initial Term

Advisory Agreement, the parties expect to enter into a subsequent advisory agreement for another year with fees and reimbursements being approximately $1,750,000 less than Wells REIT II pays for such services under the current payment terms. This one-year advisory agreement, which is referred to as the "Renewal Advisory Agreement," and the Initial Term Advisory Agreement would each be terminable on 60 days' notice without penalty by either party. The Renewal Advisory Agreement would also automatically terminate upon the exercise of the WREAS II Assignment Option, which is described below.
Wells REIT II expects that stockholder and communications services (currently provided under Well REIT II's advisory agreement) would be covered under a separate agreement with Wells Real Estate Funds or an affiliate of WREF (the "Investor Services Agreement"). The savings referenced in the prior paragraph are inclusive of the amounts expected to be paid under the Investor Services Agreement. Accordingly, if WREF enters into the Initial Term Advisory Agreement, the Renewal Advisory Agreement and the Investor Services Agreement, from July 1, 2012 through December 31, 2013, Wells REIT II would expect to receive all of the services Wells REIT II currently receive from the Advisor and its affiliates under Wells REIT II's current advisory agreement for a total cost that is approximately $2,125,000 less than Wells REIT II would pay for such services under current payment terms. The Investor Services Agreement would commence on July 1, 2012 for a six-month term. Wells REIT II expects the Investor Services Agreement would be renewed on the same terms for a one-year term commencing January 1, 2013. The Investor Services Agreement would be terminable on 60 days' notice without penalty. Also, upon the exercise of the WREAS II Assignment Option, certain caps designed to ensure the savings described above would expire.
Transitional Services Agreement. Subject to coming to terms on final documentation, WREF has indicated a willingness to enter into a Transitional Services Agreement pursuant to which WREF would be obligated to assign WREAS II to Wells REIT II at a time of Wells REIT II's choosing during the term of the Renewal Advisory Agreement (the "WREAS II Assignment Option"). No payment would be associated with this assignment. However, Wells REIT II would agree to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes and assets to WREAS II to prepare for a successful transition to self-management. The Transitional Services Agreement would commence on July 1, 2012 and run through December 31, 2013. Wells REIT II would pay WREF $500,000 per month for the first 12 months for these services, with no additional payments required during the last six months of the agreement's term. The Transitional Services Agreement would not be terminable by either party except for cause. Should Wells REIT II exercise the proposed WREAS II Assignment Option prior to December 31, 2013, Wells REIT II must also agree to enter into a consulting agreement with WREF pursuant to which WREF would consult with Wells REIT II regarding certain of the matters covered by the Renewal Advisory Agreement at a price equal to the amounts remaining to be paid under that agreement less the costs assumed by Wells REIT II in connection with the assignment.
Agreements with WREF After Wells REIT II's Self-management. Upon becoming self-managed through the exercise of the WREAS II Assignment Option, Wells REIT II would expect to have the following agreements in place with WREF or its affiliates:

•	Investor Services Agreement (described above), with payment terms to be negotiated.

•
Operations and Administrative Support Agreement, with respect to the provision of human resources services, certain information technology services (such as desktop support services) and accounts payable administration. Whether Wells REIT II enters into this agreement would be solely at its discretion depending upon Wells REIT II's needs at that time. Assuming Wells REIT II had 50 employees during the first year that it was self-managed, Wells REIT II estimates the maximum annual costs under such an agreement would be less than $900,000.

•
Lease and Occupancy Agreement, with respect to the leasing of office space at a cost of approximately $250,000 per year. Whether Wells REIT II enters into this agreement would be solely at Wells REIT II's discretion as Wells REIT II might choose to lease space elsewhere.

•
Master Property Management, Leasing and Construction Management Agreement (the "Master Property Management Agreement"). Wells REIT II is already party to this agreement with Wells Management. The current agreement is terminable without penalty on 60 days' notice. Whether Wells REIT II terminates this agreement or renew or modify it following Wells REIT II's becoming self-managed would be solely at Wells REIT II's discretion. Wells REIT II expects this agreement would be at market rates.

Property Management, Leasing, and Construction Agreement
Wells REIT II and Wells Management, an affiliate of WREAS II, were party to a master property management, leasing, and construction agreement (the "Management Agreement") during 2011 and 2012, under which Wells Management received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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
Related-Party Costs
Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three months ended March 31,
	2012	2011
Asset management fees	$8,125	7,719
Administrative reimbursements, net(1)	2,752	2,840
Property management fees	1,226	1,049
Acquisition fees	—	648
Construction fees(2)	41	39
Total	$12,144	$12,295

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.1 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party commissions, dealer-manager fees, other offering costs, incentive fees, listing fees, disposition fees or leasing commissions during the three months ended March 31, 2012 and 2011, respectively.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Administrative reimbursements	$1,259	$217
Asset and property management fees	359	3,112
	$1,618	$3,329
Operational Dependency
Wells REIT II has engaged WREAS II and Wells Management to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II's operations are dependent upon WREAS II, Wells Capital, and Wells Management.
WREAS II, Wells Capital, and Wells Management are owned and controlled by WREF. Historically, the operations of WREAS II, Wells Capital, and Wells Management have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers. Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of March 31, 2012, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its obligations as they become due. Modifying Wells REIT II's service agreements, as described in the preceding section Proposed Agreements with Wells Real Estate Funds and its Affiliates, could impact WREF's future net income and future access to liquidity and capital resources.

9.	Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In accordance with GAAP, assets that meet certain criteria for disposal are required to be classified as "held for sale" in the accompanying balance sheets. As of December 31, 2011, Emerald Point, a four-story office building in Dublin, California, and 5995 Opus Parkway, a five-story office building in Minnetonka, Minnesota, were subject to firm sales contracts and, thus, classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2011. The Emerald Point sale closed on January 9, 2012 for $37.3 million, exclusive of transaction costs, and the 5995 Opus Parkway sale closed on January 12, 2012 for $22.8 million, exclusive of transaction costs.
The major classes of assets and liabilities classified as held for sale as of December 31, 2011 is provided below (in thousands):

December 31, 2011
Real estate assets held for sale:
Real estate assets, at cost:
Land	$11,536
Buildings and improvements, less accumulated depreciation of $6,509	25,972
Intangible lease assets, less accumulated amortization of $3,042	—
Total real estate assets held for sale, net	$37,508

Other assets held for sale:
Tenant receivables	$1,747
Prepaid expenses and other assets	39
Intangible lease origination costs, less accumulated amortization of $2,018	—
Deferred lease costs, less accumulated amortization of $242	1,646
Total other assets held for sale, net	$3,432

Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$176
Due to affiliates	2
Deferred income	446
Total liabilities held for sale	$624
Discontinued Operations
The historical operating results and gains (losses) from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of Emerald Point, 5995 Opus Parkway and the Manhattan Towers property are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented. On September 6, 2011, Wells REIT II transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt.

The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended March 31,
	2012	2011
Revenues:
Rental income	$89	$1,247
Tenant reimbursements	203	302
	292	1,549
Expenses:
Property operating costs	186	1,597
Asset and property management fees	38	31
Depreciation	—	676
Amortization	6	226
General and administrative	13	87
Total expenses	243	2,617
Real estate operating loss	49	(1,068)
Other income (expense):
Interest expense	—	(1,074)
Operating income (loss) from discontinued operations	49	(2,142)
Gain on sale of real estate assets	16,885	—
Income (loss) from discontinued operations	$16,934	$(2,142)
10.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5. Bonds Payable) are guaranteed by Wells REIT II and certain direct and indirect subsidiaries of each of Wells REIT II and Wells OP II. On February 3, 2012, in connection with the execution of the $450 Million Term Loan, Wells REIT II added two subsidiaries as guarantors to the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, which resulted in the reclassification of prior-period amounts between the guarantor and non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(d), Wells REIT II includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Wells OP II) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Wells OP II) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Wells REIT II);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II's condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011 (in thousands) as well as its condensed consolidating statements of operations (in thousands) for the three month periods ended March 31, 2012 and 2011; its condensed consolidating statements of comprehensive income; and its condensed consolidating statements of cash flows (in thousands), for the three months ended March 31, 2012 and 2011.

Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost
Land	$—	$12,175	$223,522	$468,639	$—	$704,336
Buildings and improvements	—	62,296	1,625,531	1,760,295	—	3,448,122
Intangible lease assets	—	1,838	145,689	227,275	—	374,802
Construction in progress	—	447	3,206	5,288	—	8,941
Total real estate assets	—	76,756	1,997,948	2,461,497	—	4,536,201
Cash and cash equivalents	22,579	8,124	6,616	11,837	—	49,156
Investment in subsidiaries	3,233,016	2,748,670	—	—	(5,981,686)	—
Tenant receivables, net of allowance	—	3,435	60,328	68,356	(5,601)	126,518
Prepaid expenses and other assets	178,078	204,297	4,070	24,917	(380,949)	30,413
Deferred financing costs	—	10,280	—	1,111	—	11,391
Intangible lease origination costs	—	1,240	127,278	91,488	—	220,006
Deferred lease costs	—	1,919	34,386	40,337	—	76,642
Investments in development authority bonds	—	60,000	466,000	120,000	—	646,000
Total assets	$3,433,673	$3,114,721	$2,696,626	$2,819,543	$(6,368,236)	$5,696,327

Liabilities:
Line of credit and notes payable	$—	$475,000	$147,304	$934,757	$(379,307)	$1,177,754
Bonds payable	—	248,489	—	—	—	248,489
Accounts payable, accrued expenses, and accrued capital expenditures	1,391	10,477	22,999	41,825	(5,601)	71,091
Due to affiliates	—	891	1,221	1,148	(1,642)	1,618
Deferred income	—	1,160	20,898	14,095	—	36,153
Intangible lease liabilities	—	—	37,747	47,539	—	85,286
Obligations under capital leases	—	60,000	466,000	120,000	—	646,000
Total liabilities	1,391	796,017	696,169	1,159,364	(386,550)	2,266,391

Redeemable common stock	177,450	—	—	—	—	177,450

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,254,832	2,318,704	2,000,457	1,659,873	(5,981,686)	3,252,180
Nonredeemable noncontrolling interests	—	—	—	306	—	306
Total equity	3,254,832	2,318,704	2,000,457	1,660,179	(5,981,686)	3,252,486
Total liabilities, redeemable common stock, and equity	$3,433,673	$3,114,721	$2,696,626	$2,819,543	$(6,368,236)	$5,696,327

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost
Land	$—	$—	$223,522	$480,814	$—	$704,336
Building and improvements	—	—	1,635,910	1,837,061	—	3,472,971
Intangible lease assets	—	—	153,070	238,919	—	391,989
Construction in progress	—	—	4,224	4,190	—	8,414
Real estate assets held for sale	—	—	—	37,508	—	37,508
Total real estate assets	—	—	2,016,726	2,598,492	—	4,615,218
Cash and cash equivalents	11,291	10,597	9,133	8,447	—	39,468
Investment in subsidiaries	3,275,979	2,786,248	—	—	(6,062,227)	—
Tenant receivables, net of allowance	—	—	58,435	77,471	(5,357)	130,549
Prepaid expenses and other assets	177,444	202,126	2,056	29,009	(377,804)	32,831
Deferred financing costs	—	8,287	—	1,155	—	9,442
Intangible lease origination costs	—	—	133,052	98,286	—	231,338
Deferred lease costs	—	—	28,650	39,639	—	68,289
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale	—	—	—	3,432	—	3,432
Total assets	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Liabilities:
Lines of credit and notes payable	$—	$484,000	$147,730	$966,123	$(376,793)	$1,221,060
Bonds payable	—	248,426	—	—	—	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	1,652	5,696	24,871	45,487	(5,357)	72,349
Due to affiliates	—	2,779	1,178	383	(1,011)	3,329
Deferred income	—	—	22,280	12,799	—	35,079
Intangible lease liabilities	—	—	39,224	50,357	—	89,581
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	624	—	624
Total liabilities	1,652	740,901	701,283	1,255,773	(383,161)	2,316,448

Redeemable common stock	113,147	—	—	—	—	113,147

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders’ equity	3,349,915	2,266,357	2,012,769	1,779,841	(6,062,227)	3,346,655
Nonredeemable noncontrolling interests	—	—	—	317	—	317
Total equity	3,349,915	2,266,357	2,012,769	1,780,158	(6,062,227)	3,346,972
Total liabilities, redeemable common stock, and equity	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$3,523	$58,188	$59,525	$(750)	$120,486
Tenant reimbursements	—	153	9,901	15,737	—	25,791
Hotel income	—	—	—	4,375	—	4,375
Other property income	—	36	201	1,604	(142)	1,699
	—	3,712	68,290	81,241	(892)	152,351
Expenses:
Property operating costs	—	1,219	16,568	26,853	(106)	44,534
Hotel operating costs	—	—	—	4,847	(750)	4,097
Asset and property management fees:
Related-party	8,008	86	452	841	(36)	9,351
Other	—	—	452	379	—	831
Depreciation	—	603	13,699	15,823	—	30,125
Amortization	—	629	12,630	13,791	—	27,050
General and administrative	—	4,364	191	788	—	5,343
	8,008	6,901	43,992	63,322	(892)	121,331
Real estate operating (loss) income	(8,008)	(3,189)	24,298	17,919	—	31,020
Other income (expense):
Interest expense	—	(8,704)	(10,072)	(14,540)	6,460	(26,856)
Interest and other income	1,997	5,366	7,307	1,806	(6,460)	10,016
Loss on interest rate swap	—	—	—	(76)	—	(76)
Income (loss) from equity investment	37,142	43,282	—	—	(80,424)	—
	39,139	39,944	(2,765)	(12,810)	(80,424)	(16,916)
Income (loss) before income tax (expense) benefit	31,131	36,755	21,533	5,109	(80,424)	14,104
Income tax (expense) benefit	—	(11)	(49)	157	—	97
Income (loss) from continuing operations	31,131	36,744	21,484	5,266	(80,424)	14,201
Discontinued operations:
Operating income from discontinued operations	—	—	—	49	—	49
Gains on dispositions of discontinued operations	—	—	—	16,885	—	16,885
Income from discontinued operations	—	—	—	16,934	—	16,934
Net income (loss)	31,131	36,744	21,484	22,200	(80,424)	31,135
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$31,131	$36,744	$21,484	$22,196	$(80,424)	$31,131

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$58,825	$56,035	$(1,241)	$113,619
Tenant reimbursements	—	—	10,546	15,361	—	25,907
Hotel income	—	—	—	4,150	—	4,150
Other property income	—	35	118	297	(167)	283
	—	35	69,489	75,843	(1,408)	143,959
Expenses:
Property operating costs	—	—	17,241	24,579	(132)	41,688
Hotel operating costs	—	—	—	5,253	(1,241)	4,012
Asset and property management fees:
Related-party	7,546	—	352	897	(35)	8,760
Other	—	—	577	327	—	904
Depreciation	—	—	13,751	13,691	—	27,442
Amortization	—	—	15,331	14,835	—	30,166
General and administrative	25	4,786	1,095	708	—	6,614
Acquisition fees and expenses	651	—	—	9,375	—	10,026
	8,222	4,786	48,347	69,665	(1,408)	129,612
Real estate operating (loss) income	(8,222)	(4,751)	21,142	6,178	—	14,347
Other income (expense):
Interest expense	—	(3,909)	(11,020)	(11,528)	4,292	(22,165)
Interest and other income	2,042	4,292	7,309	2,704	(4,292)	12,055
Gain on interest rate swap	—	—	—	89	—	89
Income (loss) from equity investment	8,593	19,712	—	—	(28,305)	—
	10,635	20,095	(3,711)	(8,735)	(28,305)	(10,021)
Income (loss) before income tax (expense) benefit	2,413	15,344	17,431	(2,557)	(28,305)	4,326
Income tax (expense) benefit	—	—	(59)	290	—	231
Income (loss) from continuing operations	2,413	15,344	17,372	(2,267)	(28,305)	4,557
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(2,142)	—	(2,142)
Loss from discontinued operations	—	—	—	(2,142)	—	(2,142)
Net income (loss)	2,413	15,344	17,372	(4,409)	(28,305)	2,415
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,413	$15,344	$17,372	$(4,413)	$(28,305)	$2,411

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended March 31, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$31,131	$36,744	$21,484	$22,196	$(80,424)	$31,131
Market value adjustment to interest rate swap	—	608	—	—	—	608
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	31,131	37,352	21,484	22,196	(80,424)	31,739
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$31,131	$37,352	$21,484	$22,200	$(80,424)	$31,743

	For the three months ended March 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$2,413	$15,344	$17,372	$(4,413)	$(28,305)	$2,411
Market value adjustment to interest rate swap	—	—	—	752	—	752
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	2,413	15,344	17,372	(3,661)	(28,305)	3,163
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$2,413	$15,344	$17,372	$(3,657)	$(28,305)	$3,167

Consolidating Statements of Cash Flows (in thousands)

	For the three months ended March 31, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$—	$(18,568)	$51,862	$40,300	$73,594

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,685	—	—	57,685
Investment in real estate and related assets	—	(1,730)	(7,230)	(4,038)	(12,998)
Net cash provided by (used in) investing activities	—	55,955	(7,230)	(4,038)	44,687

Cash flows from financing activities:
Borrowings, net of fees	—	406,279	—	—	406,279
Repayments	—	(418,000)	—	(34,415)	(452,415)
Distributions	(67,954)	—	—	(15)	(67,969)
Intercompany transfers, net	73,442	(28,139)	(47,149)	1,846	—
Issuance of common stock, net of redemptions and fees	5,800	—	—	—	5,800
Net cash provided by (used in) financing activities	11,288	(39,860)	(47,149)	(32,584)	(108,305)

Net increase (decrease) in cash and cash equivalents	11,288	(2,473)	(2,517)	3,678	9,976
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(288)	(288)
Cash and cash equivalents, beginning of period	11,291	10,597	9,133	8,447	39,468
Cash and cash equivalents, end of period	$22,579	$8,124	$6,616	$11,837	$49,156

Consolidating Statements of Cash Flows (in thousands)

	For the three months ended March 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$1,365	$(17,684)	$48,315	$25,764	$57,760

Cash flows from investing activities:
Investment in real estate and related assets	(598,425)	—	(2,741)	(11,164)	(612,330)
Net cash used in investing activities	(598,425)	—	(2,741)	(11,164)	(612,330)

Cash flows from financing activities:
Borrowings, net of fees	—	620,153	—	—	620,153
Repayments	—	(20,000)	—	(485)	(20,485)
Distributions	(67,485)	—	—	(13)	(67,498)
Intercompany transfers	651,971	(591,030)	(46,111)	(14,830)	—
Issuance of common stock, net of redemptions and fees	16,102	—	—	—	16,102
Net cash provided by (used in) financing activities	600,588	9,123	(46,111)	(15,328)	548,272

Net increase (decrease) in cash and cash equivalents	3,528	(8,561)	(537)	(728)	(6,298)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	36	36
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$11,809	$2,513	$7,713	$10,585	$32,620

11.	Subsequent Event
In connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q, Wells REIT II has evaluated its subsequent events and provided disclosures for such material subsequent events in, among others, Note 4. Lines of Credit and Notes Payable within this filing.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our consolidated financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
From 2004 through 2010, we raised approximately $5.9 billion in gross equity proceeds and, along with borrowings, invested those proceeds, net of fees, into commercial real estate consisting primarily of high-quality, income-producing office and industrial properties leased to creditworthy entities located in major metropolitan areas throughout the United States. Following our initial growth period, during 2011 and 2012, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. In doing so, we have made strategic acquisitions and dispositions, and entered into a number of favorable debt transactions. These activities have given rise to fluctuations in property operating results and interest expense over the periods presented.

Liquidity and Capital Resources
Overview
In 2011 and 2012, we actively managed our real estate portfolio with an emphasis on leasing and re-leasing space, and pursuing and closing on strategic acquisitions and selective dispositions to better align our portfolio with our current investment objectives. During this period, we also promoted our capital structure by continuing to raise net equity proceeds through our dividend reinvestment program (“DRP”), improving the composition, maturities and capacity of our debt portfolio, while lowering our overall borrowing costs, accessing new sources of capital, and identifying additional sources of future capital.
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
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2012, we generated net cash flows from operating activities of $73.6 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders, including $31.1 million reinvested in our common stock pursuant to our DRP, of $68.0 million. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders.
During the three months ended March 31, 2012, we sold the 5995 Opus Parkway building and the Emerald Point building for net proceeds of $57.7 million and made net debt repayments of $43.4 million. During this period, we also generated net proceeds from the sale of common stock under our DRP of $31.1 million and used those proceeds, along with cash on hand, to fund share redemptions of $25.3 million and capital expenditures of $13.0 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2012, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $435.0 million.
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
On February 3, 2012, we closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. (the "$450.0 Million Term Loan"). The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. At closing, the $450.0 Million Term Loan yielded initial gross proceeds of $375.0 million. We have the ability to increase the amount of borrowings under the $450.0 Million Term Loan up to a maximum amount of $450.0 million on two occasions during the borrowing period in minimum increments of $25.0 million; however, none of the current banks are obligated to participate in such increases. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance. The $450.0 Million Term Loan contains the same restrictions and financial covenants as those included in our JPMorgan Chase Credit Facility, which are further described in the "Debt Covenants" section, which follows.

The initial gross proceeds of $375.0 million were used to repay temporary borrowings on the JPMorgan Chase Credit Facility, which were drawn to repay mortgages in the third and fourth quarters of 2011. In April 2012, we exercised one of the options to increase borrowings under the $450.0 Million Term Loan from $375.0 million to $410.0 million, which additional proceeds were used to further reduce temporary borrowings outstanding, and thereby create additional short-term borrowing capacity, under the JPMorgan Chase Credit Facility.
We have a policy of maintaining our debt level at no more than 50% of the cost of our assets (before depreciation) and, ideally, at significantly less than this 50% debt-to-real-estate-asset ratio. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of March 31, 2012, our debt-to-real-estate-asset ratio was approximately 25.0%.
Our board of directors elected to maintain the quarterly stockholder distribution rate at $0.125 per share for the first quarter of 2012. While our operational cash flows from properties remain strong, economic downturns in our markets, or in the particular industries in which our tenants operate, and capital funding requirements for our real estate portfolio, or for future strategic acquisitions, could exert negative pressure on funds available for future stockholder distributions. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of March 31, 2012:

		Actual Performance
	Covenant Level	March 31, 2012
JP Morgan Chase Credit Facility and $450 Million Term Loan
Total debt to total asset value ratio	Less than 50%	29%
Secured debt to total asset value ratio	Less than 40%	14%
Fixed charge coverage ratio	Greater than 1.75x	4.70x
Unencumbered interest coverage ratio	Greater than 2.0x	6.78x
Unencumbered asset coverage ratio	Greater than 2.0x	3.25x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	24%
Debt service test	Greater than 1.5x	4.41x
Secured debt test	Less than 40%	12%
Maintenance of total unencumbered assets	Greater than 150%	6.24x
We were in compliance with all of our debt covenants as of March 31, 2012. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of March 31, 2012, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$1,428,113	$1,775	$130,263	$519,759	$776,316
Interest obligations on debt(1)	404,818	49,284	121,579	99,994	133,961
Capital lease obligations(2)	646,000	60,000	466,000	—	120,000
Operating lease obligations	227,506	2,609	5,272	5,272	214,353
Total	$2,706,437	$113,668	$723,114	$625,025	$1,244,630

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $10.0 million during the three months ended March 31, 2012, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of March 31, 2012, we owned controlling interests in 69 office properties, which were approximately 92.9% leased, and one hotel. Our real estate operating results have increased for the three months ended March 31, 2012, as compared to the same period of 2011, primarily due to the Market Square Buildings acquisition in the first quarter of 2011. In the near term, we expect future real estate operating income to fluctuate based on future strategic acquisitions and dispositions.
Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2012
Rental income increased from $113.6 million for the three months ended March 31, 2011 to $120.5 million for the three months ended March 31, 2012, primarily due to acquiring the Market Square Buildings on March 7, 2011. Absent changes to the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements remained stable at $25.9 million for the three months ended March 31, 2011 and $25.8 million for the three months ended March 31, 2012, as additional reimbursements from the Market Square property are offset by fewer reimbursements for the remainder of the portfolio primarily due to concessions offered in connection with new and modified leases executed in 2011 and 2012. Property operating costs increased from $41.7 million for the three months ended March 31, 2011 to $44.5 million for the three months ended March 31, 2012, primarily due to the acquisition of the Market Square Buildings on March 7, 2012. Absent changes to the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, remained relatively stable at $0.1 million for the three months ended March 31, 2011 and $0.3 million for the three months ended March 31, 2012. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income increased from $0.3 million for the three months ended March 31, 2011 to $1.7 million for the three months ended March 31, 2012, primarily due to fees earned in connection with a lease restructuring at 4100-4300 Wildwood Parkway. Future other property income fluctuations are expected to primarily relate to future lease restructuring activities.
Asset and property management fees increased from $9.7 million for the three months ended March 31, 2011 to $10.2 million for the three months ended March 31, 2012, primarily due to the acquisition of the Market Square Buildings on March 7, 2011. Future asset and property management fees may fluctuate in response to property dispositions or leasing activities. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees have remained capped at $2.7 million (or $32.5 million annualized) since April 2011 following the March 2011 acquisition of the Market Square Buildings for $603.4 million (see Note 8. Related Party Transactions and Agreements).

Depreciation increased from $27.4 million for the three months ended March 31, 2011 to $30.1 million for the three months ended March 31, 2012, primarily due to the Market Square Buildings acquisition on March 7, 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization decreased from $30.2 million for the three months ended March 31, 2011 to $27.1 million for the three months ended March 31, 2012 due to the impact of a lease termination at 1950 University Circle in the first quarter of 2011, and discontinuing future amortization of in-place lease assets that were written-down or written-off in connection with other lease modification and termination activities in 2011. In addition to the impact of changes to the leases currently in place at our properties, amortization is expected to fluctuate in future periods due strategic acquisition and disposition activity.
General and administrative expenses decreased from $6.6 million for the three months ended March 31, 2011 to $5.3 million for the three months ended March 31, 2012 due to bad debt expense incurred in the first quarter of 2011, and the limit imposed on "portfolio general and administrative expenses" under the Advisory Agreement in the first quarter of 2012 (see Note 8. Related-Party Transactions and Agreements).
Acquisition fees and expenses were $10.0 million for the three months ended March 31, 2011, primarily due to the acquisition of the Market Square Buildings. No acquisition fees were incurred during the three months ended March 31, 2012 as we did not acquire any properties during this period. Until July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2012 calendar year exceed 2% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense increased from $22.2 million for the three months ended March 31, 2011 to $26.9 million for the three months ended March 31, 2012, primarily due to changes in the composition of borrowings within our capital structure. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income decreased from $12.1 million for the three months ended March 31, 2011 to $10.0 million for the three months ended March 31, 2012, primarily due to the settlement of litigation in 2011 related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.4 years as of March 31, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
Income (loss) from discontinued operations was ($2.1 million) for the three months ended March 31, 2011 as compared with $16.9 million for the three months ended March 31, 2012. As further explained in Note 9. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. For 2011 and 2012, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011) and 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012.
Net income attributable to Wells REIT II increased from $2.4 million ($0.00 per share) for the three months ended March 31, 2011 to $31.1 million ($0.06 per share) for the three months ended March 31, 2012. The increase is primarily attributable to gains recognized on the sales of 5995 Opus Parkway and Emerald Point in the first quarter of 2012 and non-recurring acquisition expenses incurred in connection with the acquisition of the Market Square Buildings in the first quarter of 2011. Growth in our portfolio in 2011 generated additional real estate operating income, which is offset by additional interest expense due to increasing the percentage of borrowings used in our capital structure during that year. Absent the impact of future acquisitions and dispositions, we expect future net income to fluctuate based primarily on leasing activities. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a further decline in net income over the long term.
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

Reconciliations of net income to FFO and to AFFO (in thousands):

	Three months ended
	March 31,
	2012	2011
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$31,131	$2,411
Adjustments:
Depreciation of real estate assets	30,125	28,118
Amortization of lease-related costs	27,056	30,392
Gain on sale of discontinued operations	(16,885)	—
Total Funds From Operations adjustments	40,296	58,510
Funds From Operations	71,427	60,921

Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	(264)	1,791
Straight-line rental income	(809)	(1,092)
Gain on interest rate swaps	(231)	(2,554)
Noncash interest expense	909	5,356
Subtotal	(395)	3,501
Real estate acquisition-related costs	—	10,026
Adjusted Funds From Operations	$71,032	$74,448

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
Intangible Assets and Liabilities Arising from In-Place Leases where We are the Lessee
In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities or assets and amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of March 31, 2012 and December 31, 2011, and recognized amortization of these assets of approximately $0.5 million for the three months ended March 31, 2012 and 2011, and approximately $2.1 million for the year ended December 31, 2011.

Related Parties
Transactions and Agreements
We have entered into agreements with our advisor, WREAS II, and its affiliates, whereby we pay certain fees and reimbursements to WREAS II or its affiliates, for acquisition fees, commissions, dealer-manager fees, asset and property management fees, construction fees, reimbursement of other offering costs, and reimbursement of operating costs. See Note 8. Related Party Transactions and Agreements to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.
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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment.On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. The time for the defendants to file their reply in support of their motion for summary judgment has not yet expired.
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
Subsequent Events
In connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-Q, we have evaluated our subsequent events and provided disclosures for such material subsequent event in, among others, Note 4. Lines of Credit and Notes Payable within this report.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Revolving Facility bears interest at an effectively variable rate, as the variable rate on the $450 Million Term Loan and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of March 31, 2012, we had $100.0 million outstanding under the JPMorgan Chase Credit Facility; $375 million outstanding on the $450 Million Term Loan; $26.0 million outstanding on the Three Glenlake Building mortgage note; $248.5 million in 5.875% bonds outstanding; and $676.7 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.45% as of March 31, 2012.
On February 3, 2012, we closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. (the “$450.0 Million Term Loan”). The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. At closing, the $450.0 Million Term Loan yielded initial gross proceeds of $375.0 million. We have the ability to increase the amount of borrowings under the $450.0 Million Term Loan up to a maximum amount of $450.0 million on two occasions during the borrowing period in minimum increments of $25.0 million; however, none of the current banks are obligated to participate in such increases. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.

The initial gross proceeds of $375.0 million were used to repay temporary borrowings on the JPMorgan Chase Credit Facility, which were drawn to repay mortgages in the third and fourth quarters of 2011. In April 2012, we exercised one of the options to increase borrowings under the $450.0 Million Term Loan from $375.0 million to $410.0 million, which additional proceeds were used to further reduce temporary borrowings outstanding, and thereby create additional short-term borrowing capacity, under the JPMorgan Chase Credit Facility.
During the three months ended March 31, 2012, we used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity. During the three months ended March 31, 2012 and 2011, we also made interest payments of approximately $10.1 million and $8.2 million, respectively.
Approximately $1,326.2 million of our total debt outstanding as of March 31, 2012 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2012, these balances incurred interest expense at an average interest rate of 4.62% and have expirations ranging from 2012 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at March 31, 2012, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 2.0% and 1.9% of total assets at March 31, 2012 and December 31, 2011, respectively, and 1.0% and 0.5% of total revenue for the three months ended March 31, 2012 and 2011, respectively. As compared to rates in effect at March 31, 2012, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2012 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2012, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2012	1,627	$6.51	1,627	(3)
February 2012	1,145	$6.65	1,145	(3)
March 2012	1,075	$6.56	1,075	(3)
During the quarter ended March 31, 2012, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in March 2012.

(1)	All purchases of our equity securities by us in the three months ended March 31, 2012, were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003 and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; August 12, 2011; November 8, 2011; and December 12, 2011.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2012, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	May 4, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2012 FORM 10-Q OF
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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement).
4.4	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on December 12, 2011).
10.1
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of January 1, 2012, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on February 29, 2012.

10.2*
Term Loan Agreement dated as of February 3, 2012, by and among Wells Operating Partnership II, L.P., as Borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent and PNC Bank, National Association, as Syndication Agent and Regions Bank, U.S. Bank National Association, TD Bank, N.A. and Union Bank, N.A., as Documentation Agents and the Financial Institutions and their Assignees as Lenders.

10.3*	Supplemental Indenture dated as of February 3, 2012 among Wells Operating Partnership II, L.P., the Guarantors Party Hereto and U.S. Bank National Association, as Trustee.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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