Form 10-Q
period 2012-06-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-08-06
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2012
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2012: 546,343,214 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income (loss), equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells REIT II's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Wells REIT II's Annual Report on Form 10-K and Form 10-K/A filed for the year ended December 31, 2011. Wells REIT II's results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$704,336	$704,336
Buildings and improvements, less accumulated depreciation of $570,137 and $514,961, as of June 30, 2012 and December 31, 2011, respectively	3,424,478	3,472,971
Intangible lease assets, less accumulated amortization of $348,145 and $343,463, as of June 30, 2012 and December 31, 2011, respectively	357,456	391,989
Construction in progress	9,859	8,414
Real estate assets held for sale, less accumulated depreciation and amortization of $9,551, as of December 31, 2011	—	37,508
Total real estate assets	4,496,129	4,615,218
Cash and cash equivalents	60,618	39,468
Tenant receivables, net of allowance for doubtful accounts of $592 and $3,728, as of June 30, 2012 and December 31, 2011, respectively	127,915	130,549
Prepaid expenses and other assets	29,596	32,831
Deferred financing costs, less accumulated amortization of $6,869 and $5,590, as of June 30, 2012 and December 31, 2011, respectively	10,967	9,442
Intangible lease origination costs, less accumulated amortization of $244,090 and $236,679, as of June 30, 2012 and December 31, 2011, respectively	208,146	231,338
Deferred lease costs, less accumulated amortization of $25,792 and $22,390, as of June 30, 2012 and December 31, 2011, respectively	79,395	68,289
Investment in development authority bonds	646,000	646,000
Other assets held for sale, less accumulated amortization of $2,260, as of December 31, 2011	—	3,432
Total assets	$5,658,766	$5,776,567
Liabilities:
Line of credit and notes payable	$1,209,281	$1,221,060
Bonds payable, net of discount of $1,448 and $1,574, as of June 30, 2012 and December 31, 2011, respectively	248,552	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	68,508	72,349
Due to affiliates	1,587	3,329
Deferred income	30,182	35,079
Intangible lease liabilities, less accumulated amortization of $82,240 and $74,326, as of June 30, 2012 and December 31, 2011, respectively	80,306	89,581
Obligations under capital leases	646,000	646,000
Liabilities held for sale	—	624
Total liabilities	2,284,416	2,316,448
Commitments and Contingencies (Note 6)
Redeemable Common Stock	151,455	113,147
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 547,259,292 and 546,197,750 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	5,473	5,462
Additional paid-in capital	4,892,690	4,880,806
Cumulative distributions in excess of earnings (losses)	(1,520,489)	(1,426,550)
Redeemable common stock	(151,455)	(113,147)
Other comprehensive income (loss)	(3,324)	84
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,222,895	3,346,655
Nonredeemable noncontrolling interests	—	317
Total equity	3,222,895	3,346,972
Total liabilities, redeemable common stock, and equity	$5,658,766	$5,776,567
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$118,840	$121,113	$239,326	$234,732
Tenant reimbursements	24,822	24,565	50,613	50,472
Hotel income	6,463	5,216	10,838	9,366
Other property income	458	2,000	2,157	2,283
	150,583	152,894	302,934	296,853
Expenses:
Property operating costs	43,150	44,116	87,684	85,804
Hotel operating costs	4,996	4,269	9,093	8,281
Asset and property management fees:
Related-party	9,178	9,279	18,529	18,039
Other	818	715	1,649	1,619
Depreciation	30,232	30,099	60,357	57,541
Amortization	27,959	31,302	55,009	61,468
General and administrative	5,795	6,435	11,138	13,049
Acquisition fees and expenses	—	1,194	—	11,220
	122,128	127,409	243,459	257,021
Real estate operating income	28,455	25,485	59,475	39,832
Other income (expense):
Interest expense	(27,094)	(30,665)	(53,950)	(52,830)
Interest and other income	10,012	10,013	20,028	22,068
Loss on interest rate swaps	(13)	(7,534)	(89)	(7,445)
	(17,095)	(28,186)	(34,011)	(38,207)
Income (loss) before income tax (expense) benefit	11,360	(2,701)	25,464	1,625
Income tax (expense) benefit	(398)	168	(301)	399
Income (loss) from continuing operations	10,962	(2,533)	25,163	2,024
Discontinued operations:
Operating loss from discontinued operations	(110)	(1,945)	(61)	(4,087)
Gain on disposition of discontinued operations	62	—	16,947	—
Income (loss) from discontinued operations	(48)	(1,945)	16,886	(4,087)
Net income (loss)	10,914	(4,478)	42,049	(2,063)
Less: net income attributable to nonredeemable noncontrolling interests	—	(4)	(4)	(8)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$10,914	$(4,482)	$42,045	$(2,071)
Per-share information – basic and diluted:
Income from continuing operations	$0.02	$0.00	$0.05	$0.00
Income from discontinued operations	$0.00	$0.00	$0.03	$(0.01)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$0.02	$(0.01)	$0.08	$0.00
Weighted-average common shares outstanding – basic and diluted	546,134	542,182	545,867	541,600
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$10,914	$(4,482)	$42,045	$(2,071)
Market value adjustment to interest rate swap	(4,016)	(1,579)	(3,408)	(827)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	6,898	(6,061)	38,637	(2,898)
Comprehensive income attributable to noncontrolling interests	—	4	4	8
Comprehensive income (loss)	$6,898	$(6,057)	$38,641	$(2,890)

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Wells Real Estate Investment Trust II, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	8,796	88	62,634	—	—	—	62,722	—	62,722
Redemptions of common stock	(7,735)	(77)	(50,755)	—	—	—	(50,832)	—	(50,832)
Increase in redeemable common stock	—	—	—	—	(38,308)	—	(38,308)	—	(38,308)
Distributions to common stockholders ($0.250 per share)	—	—	—	(135,984)	—	—	(135,984)	—	(135,984)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	42,045	—	—	42,045	—	42,045
Net income attributable to noncontrolling interests	—	—	—		—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	(3,408)	(3,408)	—	(3,408)
Balance, June 30, 2012	547,259	$5,473	$4,892,690	$(1,520,489)	$(151,455)	$(3,324)	$3,222,895	$—	$3,222,895

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED June 30, 2011 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings (Losses)	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	6,863	69	65,296	—	—	—	65,365	—	65,365
Redemptions of common stock	(4,378)	(44)	(40,114)	—	—	—	(40,158)	—	(40,158)
Increase in redeemable common stock	—	—	—	—	(61,948)	—	(61,948)	—	(61,948)
Distributions to common stockholders ($0.250 per share)	—	—	—	(135,100)	—	—	(135,100)	—	(135,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20)	(20)
Net loss attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	(2,071)	—	—	(2,071)	—	(2,071)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Market value adjustment to interest rate swap	—	—	—	—	—	(827)	(827)	—	(827)
Balance, June 30, 2011	543,392	$5,434	$4,860,270	$(1,349,643)	$(223,137)	$(11,966)	$3,280,958	$335	$3,281,293
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$42,049	$(2,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(845)	(7,757)
Depreciation	60,357	58,916
Amortization	53,330	64,031
(Gain) loss on interest rate swaps	(527)	2,408
Gain on sale of discontinued operations	(16,947)	—
Noncash interest expense	1,897	13,988
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	2,164	(1,300)
Decrease in prepaid expenses and other assets	2,257	1,939
(Decrease) increase in accounts payable and accrued expenses	(3,000)	1,555
Decrease in due to affiliates	(1,744)	(2,694)
(Decrease) increase in deferred income	(5,343)	2,004
Net cash provided by operating activities	133,648	131,027
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	57,747	—
Investment in real estate and earnest money paid	(14,439)	(619,171)
Deferred lease costs paid	(15,839)	(17,452)
Net cash provided by (used in) investing activities	27,469	(636,623)
Cash Flows from Financing Activities:
Financing costs paid	(3,112)	(6,881)
Proceeds from lines of credit and notes payable	479,000	1,033,500
Repayments of lines of credit and notes payable	(490,998)	(660,477)
Proceeds from issuance of bonds payable	—	248,237
Issuance of common stock	62,722	65,365
Redemptions of common stock	(51,256)	(39,298)
Distributions paid to stockholders	(73,262)	(69,707)
Distributions paid to stockholders and reinvested in shares of our common stock	(62,722)	(65,393)
Redemption of noncontrolling interests	(301)	(87)
Distributions paid to nonredeemable noncontrolling interests	(15)	(20)
Net cash (used in) provided by financing activities	(139,944)	505,239
Net increase (decrease) in cash and cash equivalents	21,173	(357)
Effect of foreign exchange rate on cash and cash equivalents	(23)	68
Cash and cash equivalents, beginning of period	39,468	38,882
Cash and cash equivalents, end of period	$60,618	$38,593
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(unaudited)

1.	Organization
Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") is a Maryland corporation that has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. Wells REIT II engages in the acquisition and ownership of commercial real estate properties, including properties that are under construction, are newly constructed, or have operating histories. Wells REIT II was incorporated on July 3, 2003 and commenced operations on January 22, 2004. Wells REIT II conducts business primarily through Wells Operating Partnership II, L.P. ("Wells OP II"), a Delaware limited partnership. Wells REIT II is the sole general partner of Wells OP II, and Wells OP II LP, LLC, a wholly owned subsidiary of Wells REIT II, is the sole limited partner of Wells OP II. Therefore, Wells REIT II owns 100% of the equity interests in, and possesses full legal control and authority over, the operations of Wells OP II. Wells OP II acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Wells REIT II herein shall include Wells REIT II and all subsidiaries of Wells REIT II, direct and indirect, and consolidated joint ventures. Wells Real Estate Advisory Services II, LLC ("WREAS II") serves as the external advisor to Wells REIT II. See Note 8. Related-Party Transactions and Agreements for a discussion of the advisory services provided by WREAS II.
As of June 30, 2012, Wells REIT II owned controlling interests in 69 office properties and one hotel, which include 91 operational buildings. These properties are comprised of approximately 22.3 million square feet of commercial space and are located in 22 states, the District of Columbia, and Moscow, Russia. As of June 30, 2012, 68 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 92.2% leased.
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
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Third Offering"). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to $9.55. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of June 30, 2012, Wells REIT II had raised gross offering proceeds of approximately $1.5 billion from the sale of approximately 150.5 million shares under the Third Offering, including shares sold under the DRP.
As of June 30, 2012, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.0 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to our share redemption program of approximately $579.6 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II's net offering proceeds have been invested in real estate.
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

Evaluating the Recoverability of Real Estate Assets

Wells REIT II continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Wells REIT II has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Wells REIT II assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Wells

REIT II adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction.
Assets Held for Sale
Wells REIT II classifies assets as held for sale according to Accounting Standard Codification ("ASC") 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, assets are considered held for sale when the following criteria are met:

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2011, Emerald Point and 5995 Opus Parkway were classified as held for sale at their respective depreciated book values (see Note 9. Assets Held for Sale and Discontinued Operations for additional detail). Both 5995 Opus Parkway and Emerald Point were sold in January 2012.
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells REIT II's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2012 and December 31, 2011, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2012	Gross	$98,627	$496,301	$452,236	$162,546
	Accumulated Amortization	$(63,029)	$(275,169)	$(244,090)	$(82,240)
	Net	$35,598	$221,132	$208,146	$80,306
December 31, 2011	Gross	$109,457	$515,322	$468,017	$163,907
	Accumulated Amortization	$(68,706)	$(265,844)	$(236,679)	$(74,326)
	Net	$40,751	$249,478	$231,338	$89,581

For the six months ended June 30, 2012 and the year ended December 31, 2011, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2012	$2,333	$13,348	$10,939	$4,228
For the three months ended June 30, 2011	$3,854	$17,101	$12,782	$4,512
For the six months ended June 30, 2012	$4,865	$27,031	$22,283	$8,524
For the six months ended June 30, 2011	$7,664	$32,374	$25,383	$8,340
The remaining net intangible assets and liabilities as of June 30, 2012 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2012	$4,361	$24,498	$20,871	$8,180
For the years ending December 31:
2013	7,620	45,321	40,109	16,061
2014	6,578	40,283	37,151	15,629
2015	5,993	34,965	33,425	13,217
2016	5,718	24,688	25,654	8,209
2017	2,418	16,227	17,167	5,715
Thereafter	2,910	35,150	33,769	13,295
	$35,598	$221,132	$208,146	$80,306
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee
In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of June 30, 2012 and December 31, 2011, and recognized amortization of these assets of approximately $0.5 million for the three months ended June 30, 2012 and 2011, and $1.0 million for the six months ended June 30, 2012 and 2011.
As of June 30, 2012, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2012	$1,035
2013	2,069
2014	2,069
2015	2,069
2016	2,069
2017	2,069
Thereafter	89,346
$100,726

Interest Rate Swap Agreements
Wells REIT II enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Wells REIT II does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Wells REIT II records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss), while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Wells REIT II's interest rate swaps as of June 30, 2012 and December 31, 2011 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,408)	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,195)	$(1,722)

Wells REIT II applied the provisions of the accounting standard for fair value measurements and disclosures in recording its interest rate swaps at fair value. The fair values of the interest rate swap, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Wells REIT II has determined that the fair value, as determined by the third party, is reasonable. The fair value of Wells REIT II's interest rate swaps were $(4.6) million and $(1.7) million at June 30, 2012 and December 31, 2011, respectively.

	Six months ended June 30,
	2012	2011
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(3,408)	$(827)
Loss on interest rate swaps recognized through earnings	$(89)	$(7,445)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Income Taxes
Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II's stockholder distributions typically exceed its taxable income due to the inclusion of non-cash expenses, such as depreciation, in taxable income. As a result, Wells REIT II typically does not incur federal income taxes other than as described in the following paragraph. Wells REIT II is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Wells TRS II, LLC ("Wells TRS"); Wells KCP TRS, LLC ("Wells KCP TRS"); and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "Wells TRS Entities") are wholly owned subsidiaries of Wells REIT II, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Wells REIT II has elected to treat the Wells TRS Entities as taxable REIT subsidiaries. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through the Wells TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The Wells TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

3.	Real Estate Acquisitions
Wells REIT II did not acquire any real properties during the six months ended June 30, 2012. Wells REIT II acquired the Market Square Buildings on March 7, 2011. The following unaudited pro forma statements of operations presented for the three and six months ended June 30, 2011 have been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 (in thousands).

	Three months ended June 30, 2011	Six months ended June 30, 2011
Revenues	$154,462	$308,710
Net loss attributable to common stockholders	$(4,482)	$(4,874)

4.	Line of Credit and Notes Payable
As of June 30, 2012 and December 31, 2011, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable, see Note 5. Bonds Payable) in thousands:

Facility	June 30, 2012	December 31, 2011
$450.0 Million Term Loan	$410,000	$—
Market Square Buildings mortgage note	325,000	325,000
100 East Pratt Street Building mortgage note	105,000	105,000
JPMorgan Chase Credit Facility	97,000	484,000
Wildwood Buildings mortgage note	90,000	90,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One West Fourth Street Building mortgage note	38,396	39,555
Three Glenlake Building mortgage note	26,110	25,958
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,775	8,707
Highland Landmark Building mortgage note	—	33,840
Total indebtedness	$1,209,281	$1,221,060
On January 10, 2012, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase credit facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity.
On February 3, 2012, Wells REIT II closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A. (the "$450.0 Million Term Loan"), which yielded initial gross proceeds of $375.0 million and additional gross proceeds of $40.0 million in the second quarter for total outstanding borrowings of $410.0 million as of June 30, 2012. The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, Wells REIT II effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.

The $450.0 Million Term Loan includes two options to increase total borrowings to a maximum of $450.0 million (the "Term Loan Accordion Options"), both of which have been exercised upon increasing total borrowings from $375.0 million to $410.0 million in April 2012, and increasing total borrowings from $410.0 million to $450.0 million in July 2012. Contemporaneous with the closing of each new borrowing, Wells REIT II effectively fixed the interest rate (assuming no change in our corporate credit rating) on each accordion option with an interest rate swap agreement, which together caused the weighted average effective borrowing rate on aggregate borrowings under the $450.0 Million Term Loan includes two options to increase total borrowings Term loan to decrease slightly from 2.64% per annum to 2.63% per annum. The proceeds from the $450.0 Million Term Loan, including the Term Loan Accordion Options, were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
The estimated fair value of Wells REIT II's line of credit and notes payable as of June 30, 2012 and December 31, 2011 was approximately $1,248.3 million and $1,282.6 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the six months ended June 30, 2012 and 2011, Wells REIT II made interest payments of approximately $24.5 million and $21.1 million, respectively. There was no interest capitalized in either period. As of June 30, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on its $450.0 Million Term Loan, outstanding line of credit, and notes payable obligations.

5.	Bonds Payable
In 2011, Wells REIT II issued $250.0 million of its 7-year, unsecured 5.875% senior notes at 99.295 percent of their face value (the "2018 Bonds Payable").Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date. Interest payments of $7.3 million were made on the 2018 Bonds Payable during the six months ended June 30, 2012. As of June 30, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of June 30, 2012 and December 31, 2011 was approximately $251.1 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2012, no tenants have exercised such options that had not been materially satisfied.
Litigation
Wells REIT II is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Wells REIT II records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells REIT II accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells REIT II accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells REIT II discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells REIT II discloses the nature and estimate of the possible loss of the litigation. Wells REIT II does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Wells REIT II. Wells REIT II is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II.

7.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2012 and 2011 (in thousands):

	Six months ended June 30,
	2012	2011
Other assets assumed upon acquisition of properties	$—	$2,821
Other liabilities assumed upon acquisition of property	$—	$3,289
Notes payable assumed at acquisition	$—	$8,607
Noncash interest accruing to notes payable	$152	$7,831
Market value adjustment to interest rate swaps that qualifies for hedge accounting treatment	$(3,408)	$(827)
Accrued capital expenditures and deferred lease costs	$5,432	$6,952
Accrued deferred financing costs	$10	$99
Accrued redemptions of common stock	$1,216	$874
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$13
Increase in redeemable common stock	$38,308	$61,948

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
Under the terms of the Advisory Agreement effective through June 30, 2012, Wells REIT II incurred fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•
Asset management fees are incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Wells REIT II's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. For the first three months of 2011, Wells REIT II generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of Wells REIT II's properties (other than those that fail to meet specified occupancy thresholds) and its investments in joint ventures; from April 2011 through June 2012, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. With respect to (ii) above, Wells REIT II published its first net asset-based valuation (per share) on November 8, 2011, which has not impacted asset management fees incurred to date due to continued applicability of the $2.7 million per month ($32.5 million per annum) cap described above.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, generally including (i) wages and salaries and other employee-related expenses of WREAS II and its affiliates' employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee, and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the Advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.7 million and $10.5 million, respectively, for the period from January 1, 2011 through December 31, 2011 and $9.0 million and $5.0 million, respectively, for the period from January 1, 2012 through June 30, 2012.

•
Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations. Effective August 1, 2011, acquisition fees have been incurred at 1.0% of property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the calendar year exceed 2.0% of total gross offering proceeds. Wells REIT II also reimburses WREAS II and its affiliates for expenses it pays to third parties in connection with acquisitions or potential acquisitions.

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

•
Incentive fee of 10.0% of net sales proceeds remaining after stockholders have received distributions equal to the sum of the stockholders' invested capital, plus an 8% per annum cumulative return of invested capital, which fee is payable only if the shares of common stock of Wells REIT II are not listed on an exchange.

•
Listing fee of 10% of the amount by which the market value of the stock plus distributions paid prior to listing exceeds the sum of 100% of the invested capital, plus an 8% per annum cumulative return on invested capital, which fee will be reduced by the amount of any incentive fees paid as described in the preceding bullet.

Property Management, Leasing and Construction Agreement
Wells REIT II and WREAS II were party to a master property management, leasing, and construction agreement (the "Property Management Agreement") during 2011 and the first six months of 2012, under which WREAS II received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by WREAS II of the gross monthly income collected for that property for the preceding month;

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

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month's rent;

•	Fees equal to a specified percentage of up to 5.0% of all construction build-out funded by Wells REIT II, given as a leasing concession, and overseen by WREAS II; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.

•	Wells Management, an affiliate of WREAS II, guaranteed the performance of all of WREAS II's obligations under the Property Management Agreement.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Asset management fees	$8,125	$8,124	$16,250	$15,844
Administrative reimbursements, net(1)	2,839	2,938	5,591	5,779
Property management fees	1,053	1,168	2,279	2,216
Acquisition fees	—	656	—	1,307
Construction fees(2)	20	13	61	49
Total	$12,037	$12,899	$24,181	$25,195

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.1 million for the three months ended June 30, 2012 and 2011 and approximately $2.2 million and $1.8 million for the six month ended June 30, 2012 and 2011, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party commissions, dealer-manager fees, other offering costs, incentive fees, listing fees, disposition fees or leasing commissions during the three and six months ended June 30, 2012 and 2011, respectively.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Administrative reimbursements	$1,234	$217
Asset and property management fees	353	3,112
Total	$1,587	$3,329
Future Advisory and Transition Agreements
Wells REIT II's board of directors has been in negotiations with WREF regarding transitioning Wells REIT II from its current externally advised management structure to a self-managed platform. As a result of these negotiations, on June 28, 2012, Wells REIT II entered into the following agreements with WREF and its affiliates, which are effective July 1, 2012:
Initial Term Advisory Agreement
The initial term advisory agreement extends the Advisory Agreement through December 31, 2012 and includes terms substantially the same as those currently in effect (the "Initial Term Advisory Agreement"), except for the following changes:

•	Fees otherwise due under the terms of the agreement were reduced by $83,333 per month for six months for a total savings to Well REIT II of approximately $500,000.

•	Wells REIT II will pay $21,000 per month for occupancy costs for WREAS II's dedicated office space.

•	Stockholder and communications services and expense reimbursements related thereto were separated out of the Advisory Agreement and covered under the Investor Services Agreement discussed below.

•	Property management oversight and expense reimbursements related thereto were separated out of the Advisory Agreement and covered under the Property Management Agreement discussed below.
Upon expiration of the Initial Term Advisory Agreement, Wells REIT II expects to enter a subsequent advisory agreement (the "Renewal Advisory Agreement") for another year. The terms of the Renewal Advisory Agreement would be the same as under the Initial Term Advisory Agreement except the fee reduction would be changed from $83,333 per month to $166,667 per month for a total annual savings to Wells REIT II of approximately $2,000,000. Wells REIT II is not obligated to enter the Renewal Advisory Agreement but must do so to exercise the WREAS II Assignment Option, which is described below.
Investor Services Agreement
The Investor Services Agreement requires WREF to provide the stockholder and communications services currently provided under the Advisory Agreement to Wells REIT II. As the sole consideration for these services, Wells REIT II will reimburse WREF for expenses incurred in connection with carrying out such services, subject to the cap on "Portfolio General and Administrative Expenses" and "Personnel Expenses" included in the advisory agreement and, thus, will not incur a separate fee. The Investor Services Agreement is terminable on 60 days' notice without penalty and expires on December 31,2012. If Wells REIT II enters the Renewal Advisory Agreement, then a renewal investor services agreement will be entered upon expiration of the Investor Services Agreement on the same terms and will be coterminous with the Renewal Advisory Agreement.
New Property Management Agreement
The New Property Management Agreement is substantially the same as the Property Management described above except that Wells Management is party to the agreement instead of WREAS II and will also provide Wells REIT II with portfolio-level property management services currently provided under the Advisory Agreement, which shall be subject to the cap on "Portfolio General and Administrative Expenses" and "Personnel Expenses" included in the advisory agreement. The Property Management Agreement is terminable on 60 days' notice without penalty and expires on December 31, 2012.
Transition Services and Consulting Services Agreements
The Transition Services Agreement is between Wells REIT II, WREAS II, and WREF and expires on December 31, 2013. Pursuant to the Transition Services Agreement, (i) WREF will transfer the assets and employees necessary to provide the services under the advisory agreement (other than investor services and property management) to WREAS II by January 1, 2013; provided that if WREF is not able to transfer certain assets by then, WREF must use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Wells REIT II will have the option to acquire WREAS II at any time during 2013 (the "WREAS II Assignment Option"). No payment is associated with the assignment; however, Wells REIT II is required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to WREAS II to prepare for a successful transition to self-management. Accordingly, pursuant to the Transition Services Agreement, Wells REIT II is obligated to pay WREF a total of $6,000,000 payable in 12 monthly installments of $500,000 commencing on July 31, 2012. In addition, Wells REIT II and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing the services provided that Wells REIT II's obligation to reimburse WREF for such expenses is limited to $250,000 in the aggregate. The Transition Services Agreement is terminable if there is a material breach by WREF that is not cured, or if WREF is in an insolvency proceeding. Otherwise, if Wells REIT II elects to terminate the agreement early, all remaining payments due under the agreement will be accelerated such that WREF receives $6,000,000 in the aggregate.
Should Wells REIT II exercise the WREAS II Assignment Option, the Renewal Advisory Agreement and renewal investor services agreement would terminate and Wells REIT II must enter a consulting services agreement with WREF (the "Consulting Services Agreement") and may negotiate a new investor services agreement. Under the Consulting Services Agreement, WREF would provide consulting services with respect to the same matters that WREAS II and its affiliates would provide advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement would equal the remaining payments due under the Renewal Advisory Agreement and Investor Services Agreement had they not been terminated.
Operational Dependency
Wells REIT II has engaged WREAS II, WREF, and Wells Management to provide certain services that are essential to Wells REIT II, including asset management services, supervision of the property management and leasing of some properties owned by Wells REIT II, asset acquisition and disposition services, as well as other administrative responsibilities for Wells REIT II, including accounting services, stockholder communications, and investor relations. Further, WREAS II has engaged Wells Capital to retain the use of its employees to carry out certain of the services listed above. As a result of these relationships, Wells REIT II's operations are dependent upon WREAS II, WREF, Wells Capital, and Wells Management.
WREAS II, Wells Capital, and Wells Management are owned and controlled by WREF. Historically, the operations of WREAS II, Wells Capital, and Wells Management have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers. Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of June 30, 2012, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its obligations as they become due. Modifying Wells REIT II's service agreements, as described in the preceding section Proposed Agreements with Wells Real Estate Funds and its Affiliates, could impact WREF's future net income and future access to liquidity and capital resources.

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

The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$—	$1,264	$89	$2,511
Tenant reimbursements	(124)	304	79	606
	(124)	1,568	168	3,117
Expenses:
Property operating costs	4	1,430	190	3,027
Asset and property management fees	—	18	38	49
Depreciation	—	699	—	1,376
Amortization	—	232	6	458
General and administrative	(18)	48	(5)	134
Total expenses	(14)	2,427	229	5,044
Real estate operating loss	(110)	(859)	(61)	(1,927)
Other expense:
Interest expense	—	(1,086)	—	(2,160)
Operating loss from discontinued operations	(110)	(1,945)	(61)	(4,087)
Gain on disposition of discontinued operations	62	—	16,947	—
(Loss) gain from discontinued operations	$(48)	$(1,945)	$16,886	$(4,087)
10.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5. Bonds Payable) are guaranteed by Wells REIT II and certain direct and indirect subsidiaries of each of Wells REIT II and Wells OP II. On February 3, 2012, in connection with the execution of the $450.0 Million Term Loan, Wells REIT II added two subsidiaries as guarantors to the $450.0 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, which resulted in the reclassification of prior-period amounts between the guarantor and non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(d), Wells REIT II includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Wells OP II) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Wells OP II) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Wells REIT II);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II's condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011 (in thousands) as well as its condensed consolidating statements of operations (in thousands) for the six month periods ended June 30, 2012 and 2011; its condensed consolidating statements of comprehensive income; and its condensed consolidating statements of cash flows (in thousands), for the six months ended June 30, 2012 and 2011.

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$12,175	$223,522	$468,639	$—	$704,336
Buildings and improvements, net	—	62,544	1,614,061	1,747,873	—	3,424,478
Intangible lease assets, net	—	1,662	137,022	218,772	—	357,456
Construction in progress	—	575	4,879	4,405	—	9,859
Total real estate assets	—	76,956	1,979,484	2,439,689	—	4,496,129
Cash and cash equivalents	35,916	4,475	7,423	12,804	—	60,618
Investment in subsidiaries	3,168,212	2,685,014	—	—	(5,853,226)	—
Tenant receivables, net of allowance	—	3,484	61,148	69,731	(6,448)	127,915
Prepaid expenses and other assets	178,095	202,749	2,787	26,213	(380,248)	29,596
Deferred financing costs	—	9,904	—	1,063	—	10,967
Intangible lease origination costs	—	1,117	120,631	86,398	—	208,146
Deferred lease costs	—	2,116	34,670	42,609	—	79,395
Investments in development authority bonds	—	60,000	466,000	120,000	—	646,000
Total assets	$3,382,223	$3,045,815	$2,672,143	$2,798,507	$(6,239,922)	$5,658,766

Liabilities:
Line of credit and notes payable	$—	$507,000	$146,869	$934,004	$(378,592)	$1,209,281
Bonds payable	—	248,552	—	—	—	248,552
Accounts payable, accrued expenses, and accrued capital expenditures	1,212	10,841	22,338	40,565	(6,448)	68,508
Due to affiliates	—	874	1,206	1,163	(1,656)	1,587
Deferred income	—	500	18,932	10,750	—	30,182
Intangible lease liabilities, net	—	—	35,517	44,789	—	80,306
Obligations under capital leases	—	60,000	466,000	120,000	—	646,000
Total liabilities	1,212	827,767	690,862	1,151,271	(386,696)	2,284,416

Redeemable Common Stock	151,455	—	—	—	—	151,455

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,229,556	2,218,048	1,981,281	1,647,236	(5,853,226)	3,222,895
Nonredeemable noncontrolling interests	—	—	—	—	—	—
Total equity	3,229,556	2,218,048	1,981,281	1,647,236	(5,853,226)	3,222,895
Total liabilities, redeemable common stock, and equity	$3,382,223	$3,045,815	$2,672,143	$2,798,507	$(6,239,922)	$5,658,766

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$223,522	$480,814	$—	$704,336
Building and improvements, net	—	—	1,635,910	1,837,061	—	3,472,971
Intangible lease assets, net	—	—	153,070	238,919	—	391,989
Construction in progress	—	—	4,224	4,190	—	8,414
Real estate assets held for sale	—	—	—	37,508	—	37,508
Total real estate assets	—	—	2,016,726	2,598,492	—	4,615,218
Cash and cash equivalents	11,291	10,597	9,133	8,447	—	39,468
Investment in subsidiaries	3,275,979	2,786,248	—	—	(6,062,227)	—
Tenant receivables, net of allowance	—	—	58,435	77,471	(5,357)	130,549
Prepaid expenses and other assets	177,444	202,126	2,056	29,009	(377,804)	32,831
Deferred financing costs	—	8,287	—	1,155	—	9,442
Intangible lease origination costs	—	—	133,052	98,286	—	231,338
Deferred lease costs	—	—	28,650	39,639	—	68,289
Investments in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale	—	—	—	3,432	—	3,432
Total assets	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Liabilities:
Lines of credit and notes payable	$—	$484,000	$147,730	$966,123	$(376,793)	$1,221,060
Bonds payable	—	248,426	—	—	—	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	1,652	5,696	24,871	45,487	(5,357)	72,349
Due to affiliates	—	2,779	1,178	383	(1,011)	3,329
Deferred income	—	—	22,280	12,799	—	35,079
Intangible lease liabilities, net	—	—	39,224	50,357	—	89,581
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	624	—	624
Total liabilities	1,652	740,901	701,283	1,255,773	(383,161)	2,316,448

Redeemable Common Stock	113,147	—	—	—	—	113,147

Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,349,915	2,266,357	2,012,769	1,779,841	(6,062,227)	3,346,655
Nonredeemable noncontrolling interests	—	—	—	317	—	317
Total equity	3,349,915	2,266,357	2,012,769	1,780,158	(6,062,227)	3,346,972
Total liabilities, redeemable common stock, and equity	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$2,158	$59,127	$58,365	$(810)	$118,840
Tenant reimbursements	—	191	9,807	16,168	(1,344)	24,822
Hotel income	—	—	—	6,463	—	6,463
Other property income	—	38	201	417	(198)	458
	—	2,387	69,135	81,413	(2,352)	150,583
Expenses:
Property operating costs	—	1,145	16,871	26,638	(1,504)	43,150
Hotel operating costs	—	—	—	5,806	(810)	4,996
Asset and property management fees:
Related-party	8,032	48	442	694	(38)	9,178
Other	—	—	428	390	—	818
Depreciation	—	604	13,774	15,854	—	30,232
Amortization	—	277	14,584	13,098	—	27,959
General and administrative	—	4,564	1,619	(388)	—	5,795
	8,032	6,638	47,718	62,092	(2,352)	122,128
Real estate operating (loss) income	(8,032)	(4,251)	21,417	19,321	—	28,455
Other income (expense):
Interest expense	—	(8,984)	(10,064)	(14,508)	6,462	(27,094)
Interest and other income	1,997	5,367	7,307	1,803	(6,462)	10,012
Loss on interest rate swaps	—	—	—	(13)	—	(13)
Income (loss) from equity investment	16,949	22,989	—	—	(39,938)	—
	18,946	19,372	(2,757)	(12,718)	(39,938)	(17,095)
Income (loss) before income tax (expense) benefit	10,914	15,121	18,660	6,603	(39,938)	11,360
Income tax expense	—	(3)	(51)	(344)	—	(398)
Income (loss) from continuing operations	10,914	15,118	18,609	6,259	(39,938)	10,962
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(110)	—	(110)
Gain on disposition of discontinued operations	—	—	—	62	—	62
Loss from discontinued operations	—	—	—	(48)	—	(48)
Net income (loss)	10,914	15,118	18,609	6,211	(39,938)	10,914
Less: net income attributable to noncontrolling interests	—	—	—	—	—	—
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$10,914	$15,118	$18,609	$6,211	$(39,938)	$10,914

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$59,898	$62,508	$(1,293)	$121,113
Tenant reimbursements	—	—	9,646	14,919	—	24,565
Hotel income	—	—	—	5,216	—	5,216
Other property income	—	36	377	1,755	(168)	2,000
	—	36	69,921	84,398	(1,461)	152,894
Expenses:
Property operating costs	—	—	17,035	27,213	(132)	44,116
Hotel operating costs	—	—	—	5,562	(1,293)	4,269
Asset and property management fees:
Related-party	7,690	—	416	1,209	(36)	9,279
Other	—	—	478	237	—	715
Depreciation	—	—	13,751	16,348	—	30,099
Amortization	—	—	13,530	17,772	—	31,302
General and administrative	18	4,788	411	1,218	—	6,435
Acquisition fees and expenses	656	—	—	538	—	1,194
	8,364	4,788	45,621	70,097	(1,461)	127,409
Real estate operating (loss) income	(8,364)	(4,752)	24,300	14,301	—	25,485
Other income (expense):
Interest expense	—	(12,104)	(10,988)	(11,956)	4,383	(30,665)
Interest and other income (expense)	11	4,372	7,307	2,706	(4,383)	10,013
Loss on interest rate swaps	—	—	—	(7,534)	—	(7,534)
Income (loss) from equity investment	3,871	14,382	—	—	(18,253)	—
	3,882	6,650	(3,681)	(16,784)	(18,253)	(28,186)
(Loss) income before income tax (expense) benefit	(4,482)	1,898	20,619	(2,483)	(18,253)	(2,701)
Income tax (expense) benefit	—	—	(63)	231	—	168
(Loss) income from continuing operations	(4,482)	1,898	20,556	(2,252)	(18,253)	(2,533)
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(1,945)	—	(1,945)
Loss from discontinued operations	—	—	—	(1,945)	—	(1,945)
Net (loss) income	(4,482)	1,898	20,556	(4,197)	(18,253)	(4,478)
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(4,482)	$1,898	$20,556	$(4,201)	$(18,253)	$(4,482)

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$5,681	$117,315	$117,890	$(1,560)	$239,326
Tenant reimbursements	—	344	19,708	31,905	(1,344)	50,613
Hotel income	—	—	—	10,838	—	10,838
Other property income	—	74	402	2,021	(340)	2,157
	—	6,099	137,425	162,654	(3,244)	302,934
Expenses:
Property operating costs	—	2,364	33,439	53,491	(1,610)	87,684
Hotel operating costs	—	—	—	10,653	(1,560)	9,093
Asset and property management fees:
Related-party	16,040	134	894	1,535	(74)	18,529
Other	—	—	880	769	—	1,649
Depreciation	—	1,207	27,473	31,677	—	60,357
Amortization	—	906	27,214	26,889	—	55,009
General and administrative	—	8,928	1,810	400	—	11,138
	16,040	13,539	91,710	125,414	(3,244)	243,459
Real estate operating (loss) income	(16,040)	(7,440)	45,715	37,240	—	59,475
Other income (expense):
Interest expense	—	(17,688)	(20,136)	(29,048)	12,922	(53,950)
Interest and other income	3,994	10,733	14,614	3,609	(12,922)	20,028
Loss on interest rate swaps	—	—	—	(89)	—	(89)
Income (loss) from equity investment	54,091	66,271	—	—	(120,362)	—
	58,085	59,316	(5,522)	(25,528)	(120,362)	(34,011)
Income (loss) before income tax expense	42,045	51,876	40,193	11,712	(120,362)	25,464
Income tax expense	—	(14)	(100)	(187)	—	(301)
Income (loss) from continuing operations	42,045	51,862	40,093	11,525	(120,362)	25,163
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(61)	—	(61)
Gains on dispositions of discontinued operations	—	—	—	16,947	—	16,947
Income from discontinued operations	—	—	—	16,886	—	16,886
Net income (loss)	42,045	51,862	40,093	28,411	(120,362)	42,049
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$42,045	$51,862	$40,093	$28,407	$(120,362)	$42,045

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$118,723	$118,543	$(2,534)	$234,732
Tenant reimbursements	—	—	20,192	30,280	—	50,472
Hotel income	—	—	—	9,366	—	9,366
Other property income	—	71	495	2,052	(335)	2,283
	—	71	139,410	160,241	(2,869)	296,853
Expenses:
Property operating costs	—	—	34,276	51,792	(264)	85,804
Hotel operating costs	—	—	—	10,815	(2,534)	8,281
Asset and property management fees:
Related-party	15,236	—	768	2,106	(71)	18,039
Other	—	—	1,055	564	—	1,619
Depreciation	—	—	27,502	30,039	—	57,541
Amortization	—	—	28,861	32,607	—	61,468
General and administrative	43	9,574	1,506	1,926	—	13,049
Acquisition fees and expenses	1,307	—	—	9,913	—	11,220
	16,586	9,574	93,968	139,762	(2,869)	257,021
Real estate operating (loss) income	(16,586)	(9,503)	45,442	20,479	—	39,832
Other income (expense):
Interest expense	—	(16,013)	(22,008)	(23,484)	8,675	(52,830)
Interest and other income (expense)	2,053	8,664	14,616	5,410	(8,675)	22,068
Loss on interest rate swaps	—	—	—	(7,445)	—	(7,445)
Income (loss) from equity investment	12,464	34,094	—	—	(46,558)	—
	14,517	26,745	(7,392)	(25,519)	(46,558)	(38,207)
(Loss) income before income tax (expense) benefit	(2,069)	17,242	38,050	(5,040)	(46,558)	1,625
Income tax (expense) benefit	—	—	(122)	521	—	399
(Loss) income from continuing operations	(2,069)	17,242	37,928	(4,519)	(46,558)	2,024
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(4,087)	—	(4,087)
Loss from discontinued operations	—	—	—	(4,087)	—	(4,087)
Net (loss) income	(2,069)	17,242	37,928	(8,606)	(46,558)	(2,063)
Less: net income attributable to noncontrolling interests	—	—	—	(8)	—	(8)
Net (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(2,069)	$17,242	$37,928	$(8,614)	$(46,558)	$(2,071)

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$10,914	$15,118	$18,609	$6,211	$(39,938)	$10,914
Market value adjustment to interest rate swap	—	(4,016)	—	—	—	(4,016)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	10,914	11,102	18,609	6,211	(39,938)	6,898
Comprehensive income attributable to noncontrolling interests	—	—	—	—	—	—
Comprehensive income (loss)	$10,914	$11,102	$18,609	$6,211	$(39,938)	$6,898

	For the three months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(4,482)	$1,898	$20,556	$(4,201)	$(18,253)	$(4,482)
Market value adjustment to interest rate swap	—	—	—	(1,579)	—	(1,579)
Comprehensive (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	(4,482)	1,898	20,556	(5,780)	(18,253)	(6,061)
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive (loss) income	$(4,482)	$1,898	$20,556	$(5,776)	$(18,253)	$(6,057)

Consolidating Statements of Comprehensive Income (in thousands)

	For the six months ended June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$42,045	$51,862	$40,093	$28,407	$(120,362)	$42,045
Market value adjustment to interest rate swap	—	(3,408)	—	—	—	(3,408)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	42,045	48,454	40,093	28,407	(120,362)	38,637
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$42,045	$48,454	$40,093	$28,411	$(120,362)	$38,641

	For the six months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(2,069)	$17,242	$37,928	$(8,614)	$(46,558)	$(2,071)
Market value adjustment to interest rate swap	—	—	—	(827)	—	(827)
Comprehensive (loss) income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	(2,069)	17,242	37,928	(9,441)	(46,558)	(2,898)
Comprehensive income attributable to noncontrolling interests	—	—	—	8	—	8
Comprehensive (loss) income	$(2,069)	$17,242	$37,928	$(9,433)	$(46,558)	$(2,890)

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$—	$(37,449)	$96,299	$74,798	$133,648

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,747	—	—	57,747
Investment in real estate and related assets	—	(2,932)	(12,338)	(15,008)	(30,278)
Net cash provided by (used in) investing activities	—	54,815	(12,338)	(15,008)	27,469

Cash flows from financing activities:
Borrowings, net of fees	—	475,888	—	—	475,888
Repayments	—	(456,000)	—	(34,998)	(490,998)
Issuance of common stock, net of redemptions and fees	11,466	—	—	—	11,466
Distributions	(135,984)	—	—	(15)	(135,999)
Intercompany transfers, net	149,143	(43,376)	(85,671)	(20,096)	—
Redemption of noncontrolling interest	—	—	—	(301)	(301)
Net cash provided by (used in) financing activities	24,625	(23,488)	(85,671)	(55,410)	(139,944)

Net increase (decrease) in cash and cash equivalents	24,625	(6,122)	(1,710)	4,380	21,173
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(23)	(23)
Cash and cash equivalents, beginning of period	11,291	10,597	9,133	8,447	39,468
Cash and cash equivalents, end of period	$35,916	$4,475	$7,423	$12,804	$60,618

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$953	$(38,398)	$103,141	$65,331	$131,027

Cash flows from investing activities:
Investment in real estate and related assets	(603,000)	—	(10,839)	(22,784)	(636,623)
Net cash used in investing activities	(603,000)	—	(10,839)	(22,784)	(636,623)

Cash flows from financing activities:
Borrowings, net of fees	—	950,485	—	324,371	1,274,856
Repayments	—	(659,500)	—	(977)	(660,477)
Issuance of common stock, net of redemptions and fees	26,067	—	—	—	26,067
Distributions	(135,100)	—	—	(20)	(135,120)
Intercompany transfers	716,867	(255,900)	(94,062)	(366,905)	—
Redemptions of noncontrolling interest	—	(87)	—	—	(87)
Net cash provided by (used in) financing activities	607,834	34,998	(94,062)	(43,531)	505,239

Net increase (decrease) in cash and cash equivalents	5,787	(3,400)	(1,760)	(984)	(357)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	68	68
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$14,068	$7,674	$6,490	$10,361	$38,593

11.	Subsequent Event
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
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Overview
From 2004 through 2010, we raised approximately $5.8 billion in gross equity proceeds and, along with borrowings, invested those proceeds, net of fees, into commercial real estate consisting primarily of high-quality, income-producing office and industrial properties leased to creditworthy entities located in major metropolitan areas throughout the United States. Following our initial growth period, during 2011 and 2012, we have concentrated our efforts on actively managing our assets and exploring a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. In doing so, we have made strategic acquisitions and dispositions and entered into a number of favorable debt transactions, which have given rise to fluctuations in property operating results and interest expense over the periods presented.
Our board of directors and WREF have established a plan to transition our externally-advised management structure to a self-managed platform. The terms of this plan are prescribed in the Transition Service Agreement (“TSA”), effective as of July 1, 2012.  In summary, the TSA requires WREF to transfer the assets and employees necessary to provide the services outlined in the Initial

Term Advisory Agreement (see Note 8. Related-Party Transactions and Agreements for additional detail) to WREAS II by January 1, 2013, except as otherwise provided, and includes an option for us to acquire WREAS II during 2013. In consideration for the transition services, we are required to pay WREF a total of $6.0 million in equal monthly payments from July 2012 through June 2013, and to reimburse WREF for half of all related third-party costs incurred up to maximum of $250.0 million. No payment is required, however, to execute our option to acquire WREAS II in 2013 (see Note 8. Related-Party Transactions and Agreements, Future Advisory and Transition Agreements for additional detail).
Liquidity and Capital Resources
Overview
In 2011 and 2012, we actively managed our real estate portfolio with an emphasis on leasing and re-leasing space, and pursuing and closing on strategic acquisitions and selective dispositions to better align our portfolio with our current investment objectives. During this period, we also enhanced our capital structure by continuing to raise net equity proceeds through our DRP, improving the composition, maturities and capacity of our debt portfolio while lowering our overall borrowing costs, accessing new sources of capital, and identifying additional sources of future capital.
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
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2012, we generated net cash flows from operating activities of $133.6 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $136.0 million, which includes $62.7 million reinvested in our common stock pursuant to our DRP. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders.
During the six months ended June 30, 2012, we sold the 5995 Opus Parkway building and the Emerald Point building for net proceeds of $57.7 million and made net debt repayments of $12.0 million. During this period, we also generated net proceeds from the sale of common stock under our DRP of $62.7 million and used those proceeds, along with cash on hand, to fund share redemptions of $51.3 million and capital expenditures of $30.3 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 31, 2012, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $441.5 million.
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
On February 3, 2012, we closed on the $450.0 Million Term Loan, a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A., which yielded initial gross proceeds of $375.0 million and additional gross proceeds of $40.0 million in the second quarter for total outstanding borrowings of $410.0 million as of June 30, 2012. The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.

The Term Loan Accordion Options provided two opportunities to increase total borrowings under the $450.0 Million Term Loan up to a maximum of $450.0 million, both of which have been exercised upon increasing total borrowings from $375.0 million to $410.0 million in April 2012, and increasing total borrowings from $410.0 million to $450.0 million in July 2012. Contemporaneous with the closing each new borrowing, we effectively fixed the interest rate (assuming no change in our corporate credit rating) on each accordion borrowing with an interest rate swap agreement, which together caused the weighted average effective borrowing rate on aggregate borrowings under the $450.0 Million Term loan to decrease slightly from 2.64% per annum to 2.63% per annum. The proceeds from the $450.0 Million Term Loan, including the Term Loan Accordion Options, were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels over the long-term, historically less than 40% of the cost of our assets.  This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of June 30, 2012, our debt-to-real-estate-asset ratio was approximately 25.6%.
Our board of directors elected to maintain the quarterly stockholder distribution rate at $0.125 per share for the second quarter of 2012. While our operational cash flows from properties remain strong, economic downturns in our markets, or in the particular industries in which our tenants operate, and capital funding requirements for our real estate portfolio, or for future strategic acquisitions, could exert negative pressure on funds available for future stockholder distributions. We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution projections. Further, as we begin to transition to a self-managed platform and prepare for various liquidity options, we will evaluate the impact that such options would have on our dividend payment policies and may opt to reduce the portion of operating cash to be distributed to stockholders in the future.
Debt Covenants
Our portfolio debt instruments, the $450.0 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of June 30, 2012:

		Actual Performance
	Covenant Level	June 30, 2012
JP Morgan Chase Credit Facility and $450.0 Million Term Loan
Total debt to total asset value ratio	Less than 50%	30%
Secured debt to total asset value ratio	Less than 40%	15%
Fixed charge coverage ratio	Greater than 1.75x	4.50x
Unencumbered interest coverage ratio	Greater than 2.0x	6.48x
Unencumbered asset coverage ratio	Greater than 2.0x	3.06x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	25%
Debt service test	Greater than 1.5x	4.79x
Secured debt test	Less than 40%	12%
Maintenance of total unencumbered assets	Greater than 150%	598%
We were in compliance with all of our debt covenants as of June 30, 2012. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of June 30, 2012, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$1,459,606	$1,192	$130,339	$551,759	$776,316
Interest obligations on debt(1)	391,379	33,238	123,318	100,927	133,896
Capital lease obligations(2)	646,000	60,000	466,000	—	120,000
Operating lease obligations	227,150	2,602	5,257	5,257	214,034
Total	$2,724,135	$97,032	$724,914	$657,943	$1,244,246

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $20.0 million during the six months ended June 30, 2012, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of June 30, 2012, we owned controlling interests in 69 office properties, which were approximately 92.2% leased, and one hotel. Our real estate operating results have remained relatively stable for the three and six months ended June 30, 2012, as compared to the same periods in 2011. In the near term, absent future acquisitions or dispositions, we expect future real estate operating income to fluctuate primarily based on leasing activities for our current portfolio.
Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2012
Rental income was $118.8 million for the three months ended June 30, 2012, which represents a slight decrease as compared to $121.1 million for the three months ended June 30, 2011. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in future periods.
Tenant reimbursements and property operating costs remained stable at $24.8 million and $43.2 million, respectively, for the three months ended June 30, 2012, and $24.6 million and $44.1 million, respectively, for the three months ended June 30, 2011. Absent changes to our portfolio or the leases currently in place at our properties, future tenant reimbursements and property operating costs are expected to fluctuate based primarily on leasing activities for our current portfolio.
Hotel income, net of hotel operating costs, was $1.5 million for the three months ended June 30, 2012, which represents an increase as compared to $0.9 million for the three months ended June 30, 2011, primarily due to increased room rates and hotel occupancy. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $0.5 million for the three months ended June 30, 2012, which represents a decrease as compared to $2.0 million for the three months ended June 30, 2011, primarily due to fees earned in connection with lease terminations during the second quarter of 2011. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $10.0 million for the three months ended June 30, 2011 and 2012. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees have been capped at $2.7 million (or $32.5 million annualized) since April 2011 following the March 2011 acquisition of the Market Square Buildings for $603.4 million. Future asset and property management fees are expected to decrease in the near term as a result the new advisory agreements effective July 1, 2012 (see Note 8. Related Party Transactions and Agreements).
Depreciation remained stable at $30.2 million for the three months ended June 30, 2012 and $30.1 million for the three months ended June 30, 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.

Amortization was $28.0 million for the three months ended June 30, 2012, which represents a decrease as compared to $31.3 million for the three months ended June 30, 2011, due to the expiration of in-place leases at several of our properties, partially offset by accelerated amortization for a lease termination effected at 1950 University Circle in the second quarter of 2012 and amortization of deferred leasing costs incurred in connection with the leases executed during the second half of 2011 and the first half of 2012 (approximately 1.9 million square feet). Future amortization is expected to fluctuate primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity.
General and administrative expenses were $5.8 million for the three months ended June 30, 2012, which represents a decrease as compared to $6.4 million for the three months ended June 30, 2011, primarily due to the resolution of lease-related litigation. Excluding the impact of the litigation settlement, in the near term, future general and administrative expenses are expected to increase due to fees incurred under the Transition Services Agreement effective July 1, 2012 (see Note 8. Related-Party Transactions and Agreements for additional detail).
No acquisition fees were incurred during the three months ended June 30, 2012, as we did not acquire any properties during this period. Acquisition fees and expenses were $1.2 million for the three months ended June 30, 2011, primarily due to the acquisition fees payable to our advisor under the advisory agreement in place during second quarter 2011. Until July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1.0% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2012 calendar year exceed 2.0% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense was $27.1 million for the three months ended June 30, 2012, which represents a slight decrease as compared to $30.7 million for the three months ended June 30, 2011, primarily due to lowering our weighted average cost of borrowing upon executing the $450.0 Million Term Loan. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income remained stable at $10.0 million for the three months ended June 30, 2011 and 2012. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.2 years as of June 30, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $13,000 for the three months ended June 30, 2012 compared to $7.5 million for the three months ended June 30, 2011. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
Income (loss) from discontinued operations was (approximately $48,000) for the three months ended June 30, 2012 and ($1.9 million) for the three months ended June 30, 2011. As further explained in Note 9. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. For 2011, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011) and 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012; for 2012, discontinued operations includes 5995 Opus Parkway and Emerald Point.
Net income (loss) attributable to Wells REIT II was $10.9 million, or $0.02 per share, for the three months ended June 30, 2012, which represents an increase as compared to ($4.5 million), or $(0.01) per share, for the three months ended June 30, 2011. The increase is primarily attributable a decrease in the losses incurred to mark interest rate swaps to market, a decrease in amortization expense resulting from the expiration of in-place leases, non-recurring losses from discontinued operations related to properties sold in January 2012 and changing the manner in which acquisition fees charged in the third quarter of 2011 from a percentage of equity proceeds raised under the DRP to a percentage of purchase price of properties acquired. Absent the fluctuations in market value of interest rate swaps, we do not expect future net income (loss) to vary materially from current levels. We expect future net income (loss) to fluctuate somewhat based on recent leasing activity and to reflect transition services fees to be incurred under the Transition Services Agreement. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2012
Rental income was $239.3 million for the six months ended June 30, 2012, which represents an increase as compared to $234.7 million for the six months ended June 30, 2011, primarily due to acquiring the Market Square Buildings on March 7, 2011. Absent changes to our portfolio or the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements remained stable at $50.6 million for the six months ended June 30, 2012 and $50.5 million for the six months ended June 30, 2011, as additional reimbursements from the Market Square property are offset by fewer reimbursements for the remainder of the portfolio primarily due to concessions offered with new and modified leases executed in 2011 and 2012. Property operating costs were $87.7 million for the six months ended June 30, 2012, which represents an increase as compared to $85.8 million for the six months ended June 30, 2011, primarily due to the acquisition of the Market Square Buildings. Absent changes to our portfolio or the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs were $1.7 million for the six months ended June 30, 2012, which represents a slight increase as compared to $1.1 million for the six months ended June 30, 2011, due to increased room rates and hotel occupancy primarily in the second quarter of 2012. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income remained stable at $2.2 million for the six months ended June 30, 2012 as compared to $2.3 million for the six months ended June 30, 2011. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $20.2 million for the six months ended June 30, 2012, which represents an increase as compared to $19.7 million for the six months ended June 30, 2011, primarily due to the acquisition of the Market Square Buildings on March 7, 2011. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees have remained capped at $2.7 million (or $32.5 million annualized) since April 2011 following the March 2011 acquisition of the Market Square Buildings for $603.4 million. Future asset and property management fees are expected to decrease in the near term as a result the new advisory agreements effective July 1, 2012 (see Note 8. Related Party Transactions and Agreements for additional detail).
Depreciation was $60.4 million for the six months ended June 30, 2012, which represents an increase as compared to $57.5 million for the six months ended June 30, 2011, primarily due to the Market Square Buildings acquisition on March 7, 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $55.0 million for the six months ended June 30, 2012, which represents a decrease as compared to $61.5 million for the six months ended June 30, 2011, due to the expiration of in-place leases at several of our properties, partially offset by accelerated amortization for a lease termination effected at 1950 University Circle in the second quarter of 2012, and amortization of deferred leasing costs incurred in connection with the leases executed during the second half of 2011 and the first half of 2012 (approximately 1.9 million square feet). Future amortization is expected to fluctuate primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity.
General and administrative expenses were $11.1 million for the six months ended June 30, 2012, which represents a decrease as compared to $13.0 million for the six months ended June 30, 2011, primarily due to the resolution of lease-related litigation in the second quarter of 2012 and bad debt expense incurred in 2011. Excluding the impact of the litigation settlement, future general and administrative expenses are expected to increase in the near term as a result of fees incurred under the Transition Services Agreement effective July 1, 2012 (see Note 8. Related-Party Transactions and Agreements for additional detail).
Acquisition fees and expenses were $11.2 million for the six months ended June 30, 2011, primarily due to the acquisition of the Market Square Buildings and the acquisition fees charged under the advisory agreement in place in 2011. No acquisition fees were incurred during the six months ended June 30, 2012 as we did not acquire any properties during this period. Until July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1.0% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2012 calendar year exceed 2.0% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.

Interest expense remained relatively stable at $54.0 million for the six months ended June 30, 2012 as compared to $52.8 million for the six months ended June 30, 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income was $20.0 million for the six months ended June 30, 2012, which represents a decrease as compared to $22.1 million for the six months ended June 30, 2011, primarily due to the settlement of litigation in 2011 related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 5.2 years as of June 30, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $89,000 for the six months ended June 30, 2012 as compared to $7.4 million for the six months ended June 30, 2011. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
Income (loss) from discontinued operations was $16.9 million for the six months ended June 30, 2012 as compared to ($4.1 million) for the six months ended June 30, 2011. As further explained in Note 9. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. For 2011, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011) and 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012; for 2012, discontinued operations includes 5995 Opus Parkway and Emerald Point.
Net income (loss) attributable to Wells REIT II was $42.0 million, or $0.08 per share, for the six months ended June 30, 2012, which represents an increase as compared to ($2.1 million), or $0.00 per share, for the six months ended June 30, 2011. The increase is primarily attributable to recognizing non-recurring gains from the sale of 5995 Opus Parkway and Emerald Point in January 2012, incurring non-recurring acquisition fees in connection with acquiring the Market Square Buildings in March 2011, a decrease in the losses incurred to mark interest rate swaps to market, and a decrease in amortization expense resulting from the expiration of in-place leases. Absent the fluctuations in market value of interest rate swaps, we do not expect future net income (loss) to vary materially from current levels. We expect future net income (loss) to fluctuate somewhat based on recent leasing activity and to reflect transition services fees to be incurred under the Transition Services Agreement. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trust ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment losses related to sales of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships.  Effective December 31, 2011, we adjusted our calculation of FFO to be consistent with NAREIT's recent Accounting and Financial Standards Hot Topics, which clarifies that impairment losses on real estate assets should be excluded from FFO. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses, market value adjustments to interest rate swaps, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations ("AFFO"), a non-GAAP financial measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

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

Reconciliations of net income to FFO and to AFFO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$10,914	$(4,482)	$42,045	$(2,071)
Adjustments:
Depreciation of real estate assets	30,232	30,798	60,357	58,916
Amortization of lease-related costs	27,959	31,534	55,015	61,926
Gain on disposition of discontinued operations	(62)	—	(16,947)	—
Total Funds From Operations adjustments	58,129	62,332	98,425	120,842
Funds From Operations	69,043	57,850	140,470	118,771

Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	(1,421)	314	(1,685)	2,105
Straight-line rental income	(36)	(6,665)	(845)	(7,757)
(Gain) loss on interest rate swaps	(296)	4,962	(527)	2,408
Noncash interest expense	988	8,632	1,897	13,988
Subtotal	(765)	7,243	(1,160)	10,744
Real estate acquisition-related costs	—	1,194	—	11,220
Adjusted Funds From Operations	$68,278	$66,287	$139,310	$140,735

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
Wells TRS, Wells KCP TRS, and Wells Energy TRS are wholly owned subsidiaries of Wells REIT II and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS, Wells KCP TRS, and Wells Energy TRS as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through Wells TRS, Wells KCP TRS, or Wells Energy TRS; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to Wells TRS and Wells KCP TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.

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

On March 20, 2012, the court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment.On April 24, 2012, the plaintiff filed its response to the defendants' motion for summary judgment. On May 7, 2012, the defendants filed their reply in support of their motion for summary judgment.  The defendants' motion for summary judgment is currently pending before the court.
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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450.0 Million Term Loan, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Revolving Facility bears interest at an effectively variable rate, as the variable rate on the $450.0 Million Term Loan and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below. As of June 30, 2012, we had $97.0 million outstanding under the JPMorgan Chase Credit Facility; $410.0 million outstanding on the $450.0 Million Term Loan; $26.1 million outstanding on the Three Glenlake Building mortgage note; $248.6 million in 5.875% bonds outstanding; and $702.3 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.49% as of June 30, 2012.
On February 3, 2012, we closed on the $450.0 Million Term Loan, a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank N.A., which yielded initial gross proceeds of $375.0 million. The $450.0 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450.0 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450.0 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.

The Term Loan Accordion Options provided two opportunities to increase total borrowings under the $450.0 Million Term Loan up to a maximum of $450.0 million, both of which have been exercised upon increasing total borrowings from $375.0 million to $410.0 million in April 2012, and increasing total borrowings from $410.0 million to $450.0 million in July 2012. Contemporaneous with the closing each new borrowing, we effectively fixed the interest rate (assuming no change in our corporate credit rating) on each accordion borrowing with an interest rate swap agreement, which together caused the weighted average effective borrowing rate on aggregate borrowings under the $450.0 Million Term loan to decrease slightly from 2.64% per annum to 2.63% per annum. The effective interest rate on the $410.0 million outstanding under the $450.0 Million Term Loan as of June 30, 2012 was 2.65%. The proceeds from the $450.0 Million Term Loan, including the Term Loan Accordion Options, were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
During the first quarter of 2012, we used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity. During the six months ended June 30, 2012 and 2011, we made interest payments of approximately $24.5 million and $21.1 million, respectively, related to our line of credit and notes payable.
Approximately $1,360.8 million of our total debt outstanding as of June 30, 2012 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2012, these balances incurred interest expense at an average interest rate of 4.57% and have expirations ranging from 2012 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at June 30, 2012, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 2.0% and 1.9% of total assets at June 30, 2012 and December 31, 2011, respectively, and 2.0% and 0.5% of total revenue for the six months ended June 30, 2012 and 2011, respectively. As compared to rates in effect at June 30, 2012, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factor should be read together with the risk factors disclosed under Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011, which includes a comprehensive discussion of some risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements.
If you invest in our shares through an IRA or other retirement plan, you may be limited in your ability to withdraw required minimum distributions.
If you establish an IRA or other retirement plan through which you invest in our shares, federal law may require you to withdraw required minimum distributions ("RMDs") from such plan in the future. Any share redemptions requested to satisfy these RMD requirements will be considered requests for "ordinary redemptions," as defined in our share redemption program. Our share redemption program limits the amount of ordinary redemptions that can be made in a given year. As a result, you may not be able to redeem your shares at a time in which you need liquidity to satisfy the RMD requirements under your IRA or other retirement plan. Even if you are able to redeem your shares, such redemptions will be at a price less than the price at which the shares were initially purchased. If you fail to withdraw RMDs from your IRA or other retirement plan, you may be subject to certain tax penalties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2012 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2012, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 2012	1,291	$6.57	1,291	(3)
May 2012	1,338	$6.60	1,338	(3)
June 2012	1,302	$6.66	1,302	(3)
During the quarter ended June 30, 2012, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in June 2012.

(1)	All purchases of our equity securities by us in the three months ended June 30, 2012, were made pursuant to our SRP.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2012, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.
On August 3, 2012, our board of directors approved an amendment and restatement of our bylaws effective as of August 3, 2012. The following changes to the bylaws were made in connection with the amendment and restatement of our charter approved by our stockholders at our annual meeting on July 18, 2012. Section 2.03 of the bylaws was amended to provide that a majority of our outstanding voting stock will be required to call a special meeting of stockholders, as opposed to 10% or more of our outstanding voting stock as previously required. In addition, Article XIII was amended to provide that our board of directors has the exclusive power to adopt, alter, or repeal any provision of the bylaws and to make new bylaws. Previously our stockholders also had this power.
In addition to changes made in connection with the amendment and restatement of our charter, Section 2.02 of the bylaws was also amended to provide that the annual meeting of stockholders will be held on any date determined by the board of directors. Previously the bylaws had provided that the annual meeting of stockholders would be held during the month of July.

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

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	August 6, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2012 FORM 10-Q OF
WELLS REAL ESTATE INVESTMENT TRUST II, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1 *	Second Amended and Restated Articles of Incorporation.
3.2 *	Amended and Restated Bylaws
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

4.3	Amended and Restated Dividend Reinvestment Plan (incorporated by reference to Appendix B to the Prospectus included in the DRP Registration Statement).
4.4	Fifth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed with the Commission on December 12, 2011).
10.1 *	Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of April 1, 2012.
10.2 *	Initial Term Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of July 1, 2012.
10.3 *	Transition Services Agreement between the Company, Wells Real Estate Advisory Services II, LLC and Wells Real Estate Funds, Inc. effective as of July 1, 2012.
10.4 *	Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. effective as of July 1, 2012.
10.5 *	Master Property Management, Leasing and Construction Management Agreement between the Company, Wells Operating Partnership II, L.P., and Wells Management Company, Inc. effective as of July 1, 2012.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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