Form 10-Q
period 2012-09-30
WELLS REAL ESTATE INVESTMENT TRUST II INC
filed 2012-11-08
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2012
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of October 31, 2012: 547,636,076 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Wells REIT II's Annual Report on Form 10-K for the year ended December 31, 2011 as well as Item 1A in Wells REIT II's Quarterly Report on Form 10-Q for the period ended June 30, 2012 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report and Quarterly Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income (loss), equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Wells REIT II's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Wells REIT II's Annual Report on Form 10-K filed for the year ended December 31, 2011. Wells REIT II's results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$700,476	$704,336
Buildings and improvements, less accumulated depreciation of $600,396 and $514,961, as of September 30, 2012 and December 31, 2011, respectively	3,393,157	3,472,971
Intangible lease assets, less accumulated amortization of $337,726 and $343,463, as of September 30, 2012 and December 31, 2011, respectively	342,976	391,989
Construction in progress	15,429	8,414
Real estate assets held for sale, less accumulated depreciation and amortization of $9,551, as of December 31, 2011	—	37,508
Total real estate assets	4,452,038	4,615,218
Cash and cash equivalents	48,436	39,468
Tenant receivables, net of allowance for doubtful accounts of $114 and $3,728, as of September 30, 2012 and December 31, 2011, respectively	134,564	130,549
Prepaid expenses and other assets	32,074	32,831
Deferred financing costs, less accumulated amortization of $7,691 and $5,590, as of September 30, 2012 and December 31, 2011, respectively	10,285	9,442
Intangible lease origination costs, less accumulated amortization of $240,171 and $236,679, as of September 30, 2012 and December 31, 2011, respectively	197,508	231,338
Deferred lease costs, less accumulated amortization of $25,803 and $22,390, as of September 30, 2012 and December 31, 2011, respectively	99,263	68,289
Investment in development authority bonds	646,000	646,000
Other assets held for sale, less accumulated amortization of $2,260, as of December 31, 2011	—	3,432
Total assets	$5,620,168	$5,776,567
Liabilities:
Line of credit and notes payable	$1,216,800	$1,221,060
Bonds payable, net of discount of $1,385 and $1,574, as of September 30, 2012 and December 31, 2011, respectively	248,615	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	91,533	72,349
Due to affiliates	1,661	3,329
Deferred income	28,489	35,079
Intangible lease liabilities, less accumulated amortization of $84,796 and $74,326, as of September 30, 2012 and December 31, 2011, respectively	76,827	89,581
Obligations under capital leases	646,000	646,000
Liabilities held for sale	—	624
Total liabilities	2,309,925	2,316,448
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	129,033	113,147
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 548,852,093 and 546,197,750 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	5,489	5,462
Additional paid-in capital	4,905,058	4,880,806
Cumulative distributions in excess of earnings	(1,594,505)	(1,426,550)
Redeemable common stock	(129,033)	(113,147)
Other comprehensive (loss) income	(5,799)	84
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,181,210	3,346,655
Nonredeemable noncontrolling interests	—	317
Total equity	3,181,210	3,346,972
Total liabilities, redeemable common stock, and equity	$5,620,168	$5,776,567
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$116,387	$120,105	$355,713	$354,837
Tenant reimbursements	27,260	27,023	77,873	77,495
Hotel income	6,689	6,272	17,527	15,638
Other property income	4,082	3,744	6,239	6,027
	154,418	157,144	457,352	453,997
Expenses:
Property operating costs	47,546	44,790	135,230	130,594
Hotel operating costs	4,913	5,001	14,006	13,282
Asset and property management fees:
Related-party	8,903	9,463	27,432	27,502
Other	886	689	2,535	2,308
Depreciation	30,410	30,094	90,767	87,635
Amortization	24,630	29,355	79,639	90,823
Impairment loss on real estate assets	18,467	—	18,467	—
General and administrative	7,020	6,107	18,158	19,156
Acquisition fees and expenses	—	29	—	11,249
	142,775	125,528	386,234	382,549
Real estate operating income	11,643	31,616	71,118	71,448
Other income (expense):
Interest expense	(27,287)	(28,660)	(81,237)	(81,490)
Interest and other income	10,011	10,315	30,039	32,383
Loss on interest rate swaps	(29)	(14,774)	(118)	(22,219)
	(17,305)	(33,119)	(51,316)	(71,326)
Income (loss) before income tax (expense) benefit	(5,662)	(1,503)	19,802	122
Income tax (expense) benefit	(252)	(62)	(553)	337
Income (loss) from continuing operations	(5,914)	(1,565)	19,249	459
Discontinued operations:
Operating income (loss) from discontinued operations	55	(6,851)	(6)	(10,938)
Gains on disposition of discontinued operations	—	13,522	16,947	13,522
Income from discontinued operations	55	6,671	16,941	2,584
Net income (loss)	(5,859)	5,106	36,190	3,043
Less: net income attributable to nonredeemable noncontrolling interests	—	(4)	(4)	(11)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(5,859)	$5,102	$36,186	$3,032
Per-share information – basic and diluted:
Income from continuing operations	$(0.01)	$0.00	$0.04	$0.00
Income from discontinued operations	$0.00	$0.01	$0.03	$0.01
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(0.01)	$0.01	$0.07	$0.01
Weighted-average common shares outstanding – basic and diluted	546,962	543,288	546,235	542,169
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(5,859)	$5,102	$36,186	$3,032
Market value adjustment to interest rate swap	(2,475)	(3,198)	(5,883)	(4,025)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	(8,334)	1,904	30,303	(993)
Comprehensive income attributable to noncontrolling interests	—	4	4	11
Comprehensive income (loss)	$(8,334)	$1,908	$30,307	$(982)

See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Wells Real Estate Investment Trust II, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	13,240	132	94,270	—	—	—	94,402	—	94,402
Redemptions of common stock	(10,586)	(105)	(70,006)	—	—	—	(70,111)	—	(70,111)
Increase in redeemable common stock	—	—	—	—	(15,886)	—	(15,886)	—	(15,886)
Distributions to common stockholders ($0.375 per share)	—	—	—	(204,141)	—	—	(204,141)	—	(204,141)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Offering costs	—	—	(17)	—	—	—	(17)	—	(17)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	36,186	—	—	36,186	—	36,186
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	(5,883)	(5,883)	—	(5,883)
Balance, September 30, 2012	548,852	$5,489	$4,905,058	$(1,594,505)	$(129,033)	$(5,799)	$3,181,210	$—	$3,181,210

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED September 30, 2011 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Wells Real Estate Investment Trust II, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	10,281	103	97,905	—	—	—	98,008	—	98,008
Redemptions of common stock	(6,545)	(66)	(60,183)	—	—	—	(60,249)	—	(60,249)
Decrease in redeemable common stock	—	—	—	—	23,783	—	23,783	—	23,783
Distributions to common stockholders ($0.375 per share)	—	—	—	(202,871)	—	—	(202,871)	—	(202,871)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Net income attributable to common stockholders of Wells Real Estate Investment Trust II, Inc.	—	—	—	3,032	—	—	3,032	—	3,032
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	11	11
Market value adjustment to interest rate swap	—	—	—	—	—	(4,025)	(4,025)	—	(4,025)
Balance, September 30, 2011	544,643	$5,446	$4,872,810	$(1,412,311)	$(137,406)	$(15,164)	$3,313,375	$325	$3,313,700
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(unaudited)
	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$36,190	$3,043
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(4,794)	(13,046)
Depreciation	90,767	89,538
Amortization	78,070	93,847
(Gain) loss on interest rate swaps	(807)	14,644
Gain on sale of discontinued operations	(16,947)	—
Impairment losses on real estate assets	18,467	5,817
Gain on early extinguishment of debt of discontinued operations	—	(13,522)
Noncash interest expense	2,893	19,619
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(593)	(1,702)
Increase in prepaid expenses and other assets	(349)	(3,621)
Increase in accounts payable and accrued expenses	1,415	7,261
Decrease in due to affiliates	(1,670)	(2,850)
(Decrease) increase in deferred income	(7,036)	9,388
Net cash provided by operating activities	195,606	208,416
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	57,747	—
Investment in real estate and earnest money paid	(28,134)	(628,141)
Deferred lease costs paid	(28,476)	(21,782)
Net cash provided by (used in) investing activities	1,137	(649,923)
Cash Flows from Financing Activities:
Financing costs paid	(3,265)	(12,337)
Proceeds from lines of credit and notes payable	568,000	1,254,000
Repayments of lines of credit and notes payable	(572,590)	(891,772)
Proceeds from issuance of bonds payable	—	248,237
Issuance of common stock	94,402	98,008
Redemptions of common stock	(69,879)	(58,634)
Distributions paid to stockholders	(109,739)	(104,863)
Distributions paid to stockholders and reinvested in shares of our common stock	(94,402)	(98,008)
Redemption of noncontrolling interests	(301)	(87)
Offering costs paid	(8)	—
Distributions paid to nonredeemable noncontrolling interests	(15)	(33)
Net cash (used in) provided by financing activities	(187,797)	434,511
Net increase (decrease) in cash and cash equivalents	8,946	(6,996)
Effect of foreign exchange rate on cash and cash equivalents	22	(77)
Cash and cash equivalents, beginning of period	39,468	38,882
Cash and cash equivalents, end of period	$48,436	$31,809
See accompanying notes.

WELLS REAL ESTATE INVESTMENT TRUST II, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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
As of September 30, 2012, Wells REIT II owned controlling interests in 69 office properties and one hotel, which include 91 operational buildings. These properties are comprised of approximately 22.2 million square feet of commercial space and are located in 22 states, the District of Columbia, and Moscow, Russia. As of September 30, 2012, 68 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 91.7% leased.
On December 1, 2003, Wells REIT II commenced its initial public offering of up to 785.0 million shares of common stock, of which 185.0 million shares were reserved for issuance through Wells REIT II's dividend reinvestment plan ("DRP"), pursuant to a Registration Statement filed on Form S-11 (the "Initial Public Offering") with the Securities and Exchange Commission (the "SEC"). Except for continuing to offer shares for sale through its DRP, Wells REIT II stopped offering shares for sale under the Initial Public Offering on November 26, 2005. Wells REIT II raised gross offering proceeds of approximately $2.0 billion from the sale of approximately 197.1 million shares under the Initial Public Offering, including shares sold under the DRP through March 2006. On November 10, 2005, Wells REIT II commenced a follow-on offering of up to 300.6 million shares of common stock, of which 0.6 million shares were reserved for issuance under Wells REIT II's DRP, pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Follow-On Offering"). On April 14, 2006, Wells REIT II amended the aforementioned registration statements to offer in a combined prospectus 300.6 million shares registered under the Follow-On Offering and 174.4 million unsold shares related to the DRP originally registered under the Initial Public Offering. Wells REIT II raised gross offering proceeds of approximately $2.6 billion from the sale of approximately 257.6 million shares under the Follow-On Offering, including shares sold under the DRP, through November 2008. Wells REIT II stopped offering shares for sale under the Follow-On Offering on November 10, 2008.
On November 11, 2008, Wells REIT II commenced a third offering of up to 375.0 million shares of common stock pursuant to a Registration Statement filed on Form S-11 with the SEC (the "Third Offering"). Under the Third Offering registration statement, as amended, Wells REIT II offered up to 300.0 million shares of common stock in a primary offering for $10 per share, with discounts available to certain categories of purchasers, and up to 75.0 million shares pursuant to its DRP at a purchase price equal to $9.55. Effective June 30, 2010, Wells REIT II ceased offering shares under the Third Offering. On August 27, 2010, the Third Offering was deregistered under the Form S-11 filing and the shares issuable pursuant to the DRP were registered on Form S-3. As of September 30, 2012, Wells REIT II had raised gross offering proceeds of approximately $1.5 billion from the sale of approximately 154.9 million shares under the Third Offering, including shares sold under the DRP.
As of September 30, 2012, Wells REIT II had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.0 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to its share redemption program of approximately $608.1 million, Wells REIT II had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Wells REIT II's net offering proceeds have been invested in real estate.
Wells REIT II's stock is not listed on a public securities exchange. However, Wells REIT II's charter requires that in the event Wells REIT II's stock is not listed on a national securities exchange by October 2015, Wells REIT II must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Wells REIT II seeks stockholder approval to extend or amend this listing date and does not obtain it, Wells REIT II would then be required to seek stockholder approval to liquidate. In this circumstance, if Wells REIT II seeks and does not obtain approval to liquidate, Wells REIT II would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Wells REIT II have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Wells REIT II's consolidated financial statements include the accounts of Wells REIT II, Wells OP II, and any variable interest entity in which Wells REIT II or Wells OP II was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Wells REIT II's consolidated financial statements also include the accounts of any entity in which Wells REIT II, Wells OP II, or their subsidiaries own a controlling financial interest and any limited partnership in which Wells REIT II, Wells OP II, or its subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Wells REIT II's Annual Report on Form 10-K for the year ended December 31, 2011.
Fair Value Measurements
Wells REIT II estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"). Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
During the third quarter of 2012, Wells REIT II has focused on refining the portfolio by marketing and negotiating the sale of a collection of nine assets in outlying markets. Wells REIT II has evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah is no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, Wells REIT II has reduced the carrying value of the 180 E 100 South property to reflect fair value (as estimated based on the relative fair value of the property's negotiated selling price to total contract price) and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012.
During the third quarter of 2011, Wells REIT II evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California and includes two office buildings, which had total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, Wells REIT II opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Wells REIT II reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income (loss) from discontinued operations in the statement of operations; and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the three and nine months ended as of September 30, 2012 and 2011 (in thousands) using Level 3 inputs.

	Property	Net Book Value	Impairment Loss Recognized	Fair Value
For the three and nine months ended September 30, 2012	180 E 100 South	$30,847	$(18,467)	$12,380
For the three and nine months ended September 30, 2011	Manhattan Towers	$65,317	$(5,817)	$59,500
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
Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessor
Upon the acquisition of real properties, Wells REIT II allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Wells REIT II's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of September 30, 2012 and December 31, 2011, Wells REIT II had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2012	Gross	$94,604	$475,425	$437,679	$161,623
	Accumulated Amortization	$(61,279)	$(265,983)	$(240,171)	$(84,796)
	Net	$33,325	$209,442	$197,508	$76,827
December 31, 2011	Gross	$109,457	$515,322	$468,017	$163,907
	Accumulated Amortization	$(68,706)	$(265,844)	$(236,679)	$(74,326)
	Net	$40,751	$249,478	$231,338	$89,581
For the three and nine months ended September 30, 2012 and the year ended December 31, 2011, Wells REIT II recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2012	$2,233	$11,718	$10,608	$3,479
For the three months ended September 30, 2011	$3,440	$15,321	$12,539	$4,424
For the nine months ended September 30, 2012	$7,098	$38,749	$32,891	$12,003
For the nine months ended September 30, 2011	$11,104	$47,695	$37,922	$12,764
The remaining net intangible assets and liabilities as of September 30, 2012 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2012	$2,063	$10,980	$10,179	$3,397
For the years ending December 31:
2013	7,507	41,666	39,861	13,406
2014	6,592	36,835	36,903	12,973
2015	6,007	32,530	33,177	11,326
2016	5,732	25,320	25,467	8,639
2017	2,432	17,182	17,642	6,462
Thereafter	2,992	44,929	34,279	20,624
	$33,325	$209,442	$197,508	$76,827

Intangible Assets and Liabilities Arising from In-Place Leases where Wells REIT II is the Lessee
In-place ground leases where Wells REIT II is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Wells REIT II had gross below-market lease assets of approximately $110.7 million as of September 30, 2012 and December 31, 2011, and recognized amortization of these assets of approximately $0.6 million for the three months ended September 30, 2012 and 2011, and $1.6 million for the nine months ended September 30, 2012 and 2011.
As of September 30, 2012, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2012	$517
2013	2,069
2014	2,069
2015	2,069
2016	2,069
2017	2,069
Thereafter	89,347
$100,209
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
The following tables provide additional information related to Wells REIT II's interest rate swaps as of September 30, 2012 and December 31, 2011 (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2012	December 31, 2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(5,883)	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(915)	$(1,722)

Wells REIT II applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Wells REIT II has determined that the fair value, as determined by the third party, is reasonable. The fair value of Wells REIT II's interest rate swaps were $(6.8) million and $(1.7) million at September 30, 2012 and December 31, 2011, respectively.

	Nine months ended September 30,
	2012	2011
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(5,883)	$(4,025)
Loss on interest rate swap recognized through earnings	$(118)	$(22,219)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Income Taxes
Wells REIT II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Wells REIT II must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Wells REIT II generally is not subject to income tax on income it distributes to stockholders. Wells REIT II's stockholder distributions typically exceed its taxable income due to the inclusion of noncash expenses, such as depreciation, in taxable income. As a result, Wells REIT II typically does not incur federal income taxes other than as described in the following paragraph. Wells REIT II is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Wells TRS II, LLC ("Wells TRS"); Wells KCP TRS, LLC ("Wells KCP TRS"); and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "Wells TRS Entities") are wholly owned subsidiaries of Wells REIT II, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Wells REIT II has elected to treat the Wells TRS Entities as taxable REIT subsidiaries. Wells REIT II may perform certain additional, noncustomary services for tenants of its buildings through the Wells TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Wells REIT II to continue to qualify as a REIT, Wells REIT II must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The Wells TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Wells REIT II records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

3.	Real Estate Acquisitions
Wells REIT II did not acquire any real properties during the nine months ended September 30, 2012. Wells REIT II acquired the Market Square Buildings on March 7, 2011. The following unaudited pro forma statements of operations presented for the three and nine months ended September 30, 2011 have been prepared for Wells REIT II to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 (in thousands).

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Revenues	$157,144	$461,123
Net income (loss) attributable to common stockholders	$5,102	$(382)

4.	Line of Credit and Notes Payable
As of September 30, 2012 and December 31, 2011, Wells REIT II had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5. Bonds Payable) in thousands:

Facility	September 30, 2012	December 31, 2011
$450 Million Term Loan	$450,000	$—
Market Square Buildings mortgage note	325,000	325,000
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
JPMorgan Chase Credit Facility	65,000	484,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One West Fourth Street Building mortgage note	37,804	39,555
Three Glenlake Building mortgage note	26,187	25,958
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,809	8,707
Highland Landmark Building mortgage note	—	33,840
Total indebtedness	$1,216,800	$1,221,060
On January 10, 2012, Wells REIT II used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity.
On February 3, 2012, Wells REIT II closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "$450 Million Term Loan"), which yielded initial gross proceeds of $375.0 million, and additional gross proceeds of $35.0 million in the second quarter and $40.0 million in the third quarter, for total outstanding borrowings of $450.0 million as of September 30, 2012. The $450 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, Wells REIT II effectively fixed the interest rate (assuming no change in its corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450 Million Term Loan matures on February 3, 2016 provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450 Million Term Loan will become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.
As described above, the $450 Million Term Loan provided two accordion options to increase total borrowings to $450.0 million, both of which have been exercised. Contemporaneous with closing on these new borrowings, Wells REIT II effectively fixed the interest rate (assuming no change in its corporate credit rating) on each accordion option with an interest rate swap agreement, which together caused the weighted average effective borrowing rate on aggregate borrowings under the $450 Million Term Loan to decrease slightly from 2.64% per annum to 2.63% per annum. The total proceeds from the $450 Million Term Loan were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
The estimated fair value of Wells REIT II's line of credit and notes payable as of September 30, 2012 and December 31, 2011 was approximately $1,238.6 million and $1,282.6 million, respectively. Wells REIT II estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the nine months ended September 30, 2012 and 2011, Wells REIT II made interest payments of approximately $37.3 million and $34.2 million, respectively. There was no interest capitalized in either period. As of September 30, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on its $450 Million Term Loan, outstanding line of credit, and notes payable obligations.

5.	Bonds Payable
In 2011, Wells REIT II issued $250.0 million of its 7-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable").Wells REIT II received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $7.3 million were made on the 2018 Bonds Payable during the nine months ended September 30, 2012. As of September 30, 2012, Wells REIT II believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of September 30, 2012 and December 31, 2011 was approximately $251.0 million and $251.1 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Wells REIT II to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2012, no tenants have exercised such options that had not been materially satisfied.
Litigation
Wells REIT II is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Wells REIT II records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Wells REIT II accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Wells REIT II accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Wells REIT II discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Wells REIT II discloses the nature and estimate of the possible loss of the litigation. Wells REIT II does not disclose information with respect to litigation where the possibility of an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Wells REIT II. Wells REIT II is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Wells REIT II.

7.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine months ended September 30,
	2012	2011
Other assets assumed upon acquisition of properties	$—	$3,202
Other liabilities assumed upon acquisition of property	$—	$1,174
Notes payable assumed at acquisition	$—	$8,607
Noncash interest accruing to notes payable	$229	$11,809
Market value adjustment to interest rate swaps that qualifies for hedge accounting treatment	$(5,883)	$(4,025)
Accrued capital expenditures and deferred lease costs	$21,439	$6,191
Accrued deferred financing costs	$—	$63
Accrued redemptions of common stock	$1,872	$1,629
Settlement of redeemable controlling interest through issuance of common stock	$—	$13
Increase (decrease) in redeemable common stock	$15,886	$(23,783)
Settlement of Manhattan Towers mortgage note by transferring property to lender	$—	$75,000

8.	Related-Party Transactions and Agreements
Advisory Agreement
Wells REIT II is party to agreements with WREAS II, under which WREAS II is required to perform certain key functions on behalf of Wells REIT II, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). WREAS II has executed master services agreements with Wells Capital, Inc. ("Wells Capital") and Wells Management Company, Inc. ("Wells Management"), wherein WREAS II may retain the use of Wells Capital's and Wells Management's employees as necessary to perform the services required under the Advisory Agreement, and in return, shall reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guarantees WREAS II's performance of services and any amounts payable to Wells REIT II in connection therewith. The agreement may be terminated, without cause or penalty, by either party upon providing 60 days' prior written notice to the other party.
Under the terms of the Advisory Agreement, Wells REIT II incurs fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•
Asset management fees are incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Wells REIT II (other than those that fail to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Wells REIT II's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. For the first three months of 2011, Wells REIT II generally paid monthly asset management fees equal to one-twelfth of 0.625% of the cost of all of Wells REIT II's properties (other than those that failed to meet specified occupancy thresholds) and its investments in joint ventures; from April 2011 through September 2012, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. With respect to (ii) above, our published net asset-based valuations have not impacted asset management fees incurred to date due to continued applicability of the $2.7 million per month ($32.5 million annualized) cap described above. Effective July 1, 2012, monthly asset management fees charged under the advisory agreement were reduced by $83,333 (or, a total of $0.5 million for the six months ended December 31, 2012).

•
Reimbursement for all costs and expenses WREAS II and its affiliates incur in fulfilling its duties as the asset portfolio manager, generally including (i) wages and salaries and other employee-related expenses of WREAS II and its affiliates' employees, who perform a full range of real estate services for Wells REIT II, including management, administration, operations, and marketing, and are billed to Wells REIT II based on the amount of time spent on Wells REIT II by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which WREAS II and its affiliates receive a disposition fee (described below) or an acquisition fee; and (ii) amounts paid for IRA custodial service costs allocated to Wells REIT II accounts. The Advisory Agreement limits the amount of reimbursements to the advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.7 million and $10.5 million, respectively, for the period from January 1, 2011 through December 31, 2011, and $13.5 million and $7.5 million, respectively, for the period from January 1, 2012 through September 30, 2012.

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

•	Effective July 1, 2012, occupancy costs of $21,000 ($252,000 annualized) are incurred for WREAS II's dedicated office space.
Renewal Advisory Agreement
Upon expiration of the Advisory Agreement on December 31, 2012, Wells REIT II expects to enter into a new advisory agreement for the period of January 1, 2013 through December 31, 2013 (the "Renewal Advisory Agreement"). The terms of the Renewal Advisory Agreement would be the same as under the Advisory Agreement except the asset management fee reduction (as described above) would change from $83,333 to $166,667 per month. The Renewal Advisory Agreement will be terminable, without cause or penalty, by either party upon providing 60 days' prior written notice to the other party.
Investor Services Agreement
Effective July 1, 2012, stockholder and communications services and expense reimbursements related thereto were separated out of the Advisory Agreement and covered under a separate agreement (the "Investor Services Agreement"). The Investor Services Agreement requires WREF to provide the stockholder and communications services to Wells REIT II previously provided under the advisory agreement in effect through June 30, 2012. As the sole consideration for these services, Wells REIT II will reimburse WREF for expenses incurred in connection with carrying out such services, subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement and, thus, will not incur a separate fee. The Investor Services Agreement is terminable on 60 days' notice without penalty and expires on December 31, 2012. If Wells REIT II enters the Renewal Advisory Agreement, it expects to enter a renewal investor services agreement upon expiration of the Investor Services Agreement on the same terms and conditions until the termination of the Renewal Advisory Agreement.
Transition Services Agreement
Wells REIT II, WREAS II, and WREF have entered into an agreement for transition services (the "Transition Services Agreement"), for the period from July 1, 2012 to December 31, 2013, pursuant to which (i) WREF is required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to WREAS II by January 1, 2013; provided that if WREF is not able to transfer certain assets by then, WREF must use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Wells REIT II will have the option to acquire WREAS II at any time during 2013 (the "WREAS II Assignment Option"). No payment is associated with the assignment; however, Wells REIT II is required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to WREAS II to prepare for a successful transition to self-management. Accordingly, pursuant to the Transition Services Agreement, Wells REIT II is obligated to pay WREF a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Wells REIT II and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing the services provided that Wells REIT II's obligation to reimburse WREF for such expenses is limited to approximately $0.3 million in the aggregate. The Transition Services Agreement is terminable if there is a material breach by WREF that is not cured, or if WREF is in an insolvency proceeding. Otherwise, if Wells REIT II elects to terminate the agreement early, all remaining payments due under the agreement will be accelerated such that WREF receives $6.0 million in the aggregate.
Consulting Services Agreement
Should Wells REIT II exercise the WREAS II Assignment Option provided under the Transition Services Agreement, the Renewal Advisory Agreement and renewal investor services agreement would terminate and Wells REIT II would enter a consulting services agreement with WREF (the "Consulting Services Agreement") and may negotiate a new investor services agreement. Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates would provide advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement would equal the remaining payments due under the Renewal Advisory Agreement and Investor Services Agreement had they not been terminated. If Wells REIT II elects to terminate the Consulting Services Agreement early for cause, Wells REIT II would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If Wells REIT II terminates the Consulting Services Agreement other than for cause, Wells REIT II would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.
Property Management, Leasing and Construction Agreement
Through June 30, 2012, Wells REIT II and WREAS II were party to a master property management, leasing, and construction agreement (the "Prior Property Management Agreement"), under which WREAS II received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Wells REIT II properties:

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
Effective July 1, 2012, Wells REIT II entered into a new agreement with Wells Management for property management services (the "Property Management Agreement"). The Property Management Agreement is substantially the same as the Prior Property Management Agreement except that Wells Management is party to the agreement instead of WREAS II and will also provide Wells REIT II with portfolio-level property management services previously provided under the Advisory Agreement. These portfolio-level services shall be subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement as described above. The Property Management Agreement is terminable on 60 days' notice without penalty and expires on December 31, 2013.

Related-Party Costs
Pursuant to the terms of the agreements described above, Wells REIT II incurred the following related-party costs for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Asset management fees	$7,875	$8,125	$24,125	$23,969
Administrative reimbursements, net(1)	2,665	2,913	8,256	9,337
Property management fees	1,028	1,350	3,307	3,566
Transition services	1,500	—	1,500	—
Acquisition fees	—	—	—	1,307
Occupancy Costs	63	—	63	—
Construction fees(2)	55	60	116	109
Total	$13,186	$12,448	$37,367	$38,288

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.2 million for the three months ended September 30, 2012 and 2011, and approximately $3.3 million and $3.0 million for the nine month ended September 30, 2012 and 2011, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.
Wells REIT II incurred no related-party commissions, dealer-manager fees, offering costs, incentive fees, listing fees, disposition fees or leasing commissions during the three and nine months ended September 30, 2012 and 2011, respectively.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Administrative reimbursements	$1,312	$217
Asset and property management fees	349	3,112
Total	$1,661	$3,329
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
WREAS II, Wells Capital, and Wells Management are owned and controlled by WREF. Historically, the operations of WREAS II, Wells Capital, and Wells Management have represented substantially all of the business of WREF. Accordingly, Wells REIT II focuses on the financial condition of WREF when assessing the financial condition of WREAS II, Wells Capital, and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, Wells REIT II might be required to find alternative service providers. Future net income generated by WREF will be largely dependent upon the amount of fees earned by WREF's subsidiaries based on, among other things, the level of investor proceeds raised and the volume of future acquisitions and dispositions of real estate assets by other WREF-sponsored real estate programs, as well as distribution income earned from equity interests in another REIT previously sponsored by Wells Capital. As of September 30, 2012, Wells REIT II has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, and other investments and borrowing capacity necessary to meet its obligations as they become due. Modifying Wells REIT II's service agreements, as described in the preceding Renewal Advisory Agreement, Transition Services Agreement, and Consulting Services Agreement sections, could impact WREF's future net income and future access to liquidity and capital resources.

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

Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of Emerald Point, 5995 Opus Parkway, and the Manhattan Towers property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented. On September 6, 2011, Wells REIT II transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$—	$1,219	$89	$3,730
Tenant reimbursements	43	449	122	1,055
Other property income	—	42	—	42
	43	1,710	211	4,827
Expenses:
Property operating costs	(5)	1,279	185	4,306
Asset and property management fees	—	19	39	68
Depreciation	—	528	—	1,904
Amortization	—	113	6	571
Impairment loss on real estate assets	—	5,817	—	5,817
General and administrative	(7)	66	(13)	200
Total expenses	(12)	7,822	217	12,866
Real estate operating income (loss)	55	(6,112)	(6)	(8,039)
Other income (expense):
Interest expense	—	(740)	—	(2,900)
Interest and other income	—	1	—	1
Operating income (loss) from discontinued operations	55	(6,851)	(6)	(10,938)
Gains on disposition of discontinued operations	—	—	16,947	—
Gain on early extinguishment of debt	—	13,522	—	13,522
Income from discontinued operations	$55	$6,671	$16,941	$2,584
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

Wells REIT II uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Wells REIT II's condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011 (in thousands) as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine month periods ended September 30, 2012 and 2011 (in thousands); and its condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$12,175	$223,522	$464,779	$—	$700,476
Buildings and improvements, net	—	61,977	1,604,643	1,726,537	—	3,393,157
Intangible lease assets, net	—	1,487	129,864	211,625	—	342,976
Construction in progress	—	2,316	8,708	4,405	—	15,429
Total real estate assets	—	77,955	1,966,737	2,407,346	—	4,452,038
Cash and cash equivalents	20,469	10,131	5,611	12,225	—	48,436
Investment in subsidiaries	3,113,543	2,645,113	—	—	(5,758,656)	—
Tenant receivables, net of allowance	—	3,339	62,114	73,546	(4,435)	134,564
Prepaid expenses and other assets	178,113	204,433	3,131	27,629	(381,232)	32,074
Deferred financing costs, net	—	9,269	—	1,016	—	10,285
Intangible lease origination costs, net	—	995	115,068	81,445	—	197,508
Deferred lease costs, net	—	2,050	35,087	62,126	—	99,263
Investment in development authority bonds	—	60,000	466,000	120,000	—	646,000
Total assets	$3,312,125	$3,013,285	$2,653,748	$2,785,333	$(6,144,323)	$5,620,168
Liabilities:
Line of credit and notes payable	$—	$515,000	$146,425	$934,936	$(379,561)	$1,216,800
Bonds payable, net	—	248,615	—	—	—	248,615
Accounts payable, accrued expenses, and accrued capital expenditures	$1,879	$17,600	$23,291	$53,198	$(4,435)	$91,533
Due to affiliates	—	868	1,233	1,231	(1,671)	1,661
Deferred income	—	880	14,552	13,057	—	28,489
Intangible lease liabilities, net	—	—	34,049	42,778	—	76,827
Obligations under capital leases	—	60,000	466,000	120,000	—	646,000
Total liabilities	1,879	842,963	685,550	1,165,200	(385,667)	2,309,925
Redeemable Common Stock	129,033	—	—	—	—	129,033
Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,181,213	2,170,322	1,968,198	1,620,133	(5,758,656)	3,181,210
Total equity	3,181,213	2,170,322	1,968,198	1,620,133	(5,758,656)	3,181,210
Total liabilities, redeemable common stock, and equity	$3,312,125	$3,013,285	$2,653,748	$2,785,333	$(6,144,323)	$5,620,168

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$223,522	$480,814	$—	$704,336
Building and improvements, net	—	—	1,635,910	1,837,061	—	3,472,971
Intangible lease assets, net	—	—	153,070	238,919	—	391,989
Construction in progress	—	—	4,224	4,190	—	8,414
Real estate assets held for sale, net	—	—	—	37,508	—	37,508
Total real estate assets	—	—	2,016,726	2,598,492	—	4,615,218
Cash and cash equivalents	11,291	10,597	9,133	8,447	—	39,468
Investment in subsidiaries	3,275,979	2,786,248	—	—	(6,062,227)	—
Tenant receivables, net of allowance	—	—	58,435	77,471	(5,357)	130,549
Prepaid expenses and other assets	177,444	202,126	2,056	29,009	(377,804)	32,831
Deferred financing costs, net	—	8,287	—	1,155	—	9,442
Intangible lease origination costs, net	—	—	133,052	98,286	—	231,338
Deferred lease costs, net	—	—	28,650	39,639	—	68,289
Investment in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale, net	—	—	—	3,432	—	3,432
Total assets	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567
Liabilities:
Lines of credit and notes payable	$—	$484,000	$147,730	$966,123	$(376,793)	$1,221,060
Bonds payable, net	—	248,426	—	—	—	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	1,652	5,696	24,871	45,487	(5,357)	72,349
Due to affiliates	—	2,779	1,178	383	(1,011)	3,329
Deferred income	—	—	22,280	12,799	—	35,079
Intangible lease liabilities, net	—	—	39,224	50,357	—	89,581
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	624	—	624
Total liabilities	1,652	740,901	701,283	1,255,773	(383,161)	2,316,448
Redeemable Common Stock	113,147	—	—	—	—	113,147
Equity:
Total Wells Real Estate Investment Trust II, Inc. stockholders' equity	3,349,915	2,266,357	2,012,769	1,779,841	(6,062,227)	3,346,655
Nonredeemable noncontrolling interests	—	—	—	317	—	317
Total equity	3,349,915	2,266,357	2,012,769	1,780,158	(6,062,227)	3,346,972
Total liabilities, redeemable common stock, and equity	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$2,159	$56,618	$58,461	$(851)	$116,387
Tenant reimbursements	—	83	10,265	17,562	(650)	27,260
Hotel income	—	—	—	6,689	—	6,689
Other property income	—	31	3,827	390	(166)	4,082
	—	2,273	70,710	83,102	(1,667)	154,418
Expenses:
Property operating costs	—	1,006	17,982	29,352	(794)	47,546
Hotel operating costs	—	—	—	5,755	(842)	4,913
Asset and property management fees:
Related-party	7,875	48	436	575	(31)	8,903
Other	—	—	439	447	—	886
Depreciation	—	614	13,832	15,964	—	30,410
Amortization	—	278	12,416	11,936	—	24,630
Impairment loss on real estate assets	—	—	—	18,467	—	18,467
General and administrative	23	6,082	328	587	—	7,020
	7,898	8,028	45,433	83,083	(1,667)	142,775
Real estate operating (loss) income	(7,898)	(5,755)	25,277	19	—	11,643
Other income (expense):
Interest expense	—	(9,164)	(10,055)	(14,584)	6,516	(27,287)
Interest and other income	1,997	5,421	7,307	1,802	(6,516)	10,011
Loss on interest rate swaps	—	—	—	(29)	—	(29)
Income (loss) from equity investment	42	7,470	—	—	(7,512)	—
	2,039	3,727	(2,748)	(12,811)	(7,512)	(17,305)
Income (loss) before income tax benefit (expense)	(5,859)	(2,028)	22,529	(12,792)	(7,512)	(5,662)
Income tax benefit (expense)	—	1	(53)	(200)	—	(252)
Income (loss) from continuing operations	(5,859)	(2,027)	22,476	(12,992)	(7,512)	(5,914)
Discontinued operations:
Operating income from discontinued operations	—	—	—	55	—	55
Income from discontinued operations	—	—	—	55	—	55
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(5,859)	$(2,027)	$22,476	$(12,937)	$(7,512)	$(5,859)

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$59,978	$61,420	$(1,293)	$120,105
Tenant reimbursements	—	—	11,602	15,421	—	27,023
Hotel income	—	—	—	6,272	—	6,272
Other property income	151	38	209	3,683	(337)	3,744
	151	38	71,789	86,796	(1,630)	157,144
Expenses:
Property operating costs	—	—	18,344	26,594	(148)	44,790
Hotel operating costs	—	—	—	6,294	(1,293)	5,001
Asset and property management fees:
Related-party	7,952	—	500	1,200	(189)	9,463
Other	—	—	445	244	—	689
Depreciation	—	—	13,788	16,306	—	30,094
Amortization	—	—	12,909	16,446	—	29,355
General and administrative	—	4,583	259	1,265	—	6,107
Acquisition fees and expenses	—	—	—	29	—	29
	7,952	4,583	46,245	68,378	(1,630)	125,528
Real estate operating income (loss)	(7,801)	(4,545)	25,544	18,418	—	31,616
Other income (expense):
Interest expense	(11)	(6,264)	(10,927)	(15,898)	4,440	(28,660)
Interest and other income (expense)	26	4,717	7,307	2,705	(4,440)	10,315
Loss on interest rate swaps	—	—	—	(14,774)	—	(14,774)
Income (loss) from equity investment	12,887	18,978	—	—	(31,865)	—
	12,902	17,431	(3,620)	(27,967)	(31,865)	(33,119)
Income (loss) before income tax (expense) benefit	5,101	12,886	21,924	(9,549)	(31,865)	(1,503)
Income tax (expense) benefit	—	—	(130)	68	—	(62)
Income (loss) from continuing operations	5,101	12,886	21,794	(9,481)	(31,865)	(1,565)
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(6,851)	—	(6,851)
Gain on disposition of discontinued operation	—	—	—	13,522	—	13,522
Income from discontinued operations	—	—	—	6,671	—	6,671
Net income (loss)	5,101	12,886	21,794	(2,810)	(31,865)	5,106
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$5,101	$12,886	$21,794	$(2,814)	$(31,865)	$5,102

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$7,840	$173,933	$176,351	$(2,411)	$355,713
Tenant reimbursements	—	427	29,973	49,467	(1,994)	77,873
Hotel income	—	—	—	17,527	—	17,527
Other property income	—	105	4,229	2,411	(506)	6,239
	—	8,372	208,135	245,756	(4,911)	457,352
Expenses:
Property operating costs	—	3,370	51,421	82,843	(2,404)	135,230
Hotel operating costs	—	—	—	16,408	(2,402)	14,006
Asset and property management fees:
Related-party	23,915	182	1,328	2,112	(105)	27,432
Other	—	—	1,321	1,214	—	2,535
Depreciation	—	1,821	41,305	47,641	—	90,767
Amortization	—	1,184	39,630	38,825	—	79,639
Impairment loss on real estate assets	—	—	—	18,467	—	18,467
General and administrative	23	15,010	2,138	987	—	18,158
	23,938	21,567	137,143	208,497	(4,911)	386,234
Real estate operating income (loss)	(23,938)	(13,195)	70,992	37,259	—	71,118
Other income (expense):
Interest expense	—	(26,852)	(30,191)	(43,632)	19,438	(81,237)
Interest and other income	5,991	16,154	21,921	5,411	(19,438)	30,039
Loss on interest rate swaps	—	—	—	(118)	—	(118)
Income (loss) from equity investment	54,133	73,741	—	—	(127,874)	—
	60,124	63,043	(8,270)	(38,339)	(127,874)	(51,316)
Income (loss) before income tax expense	36,186	49,848	62,722	(1,080)	(127,874)	19,802
Income tax expense	—	(13)	(153)	(387)	—	(553)
Income (loss) from continuing operations	36,186	49,835	62,569	(1,467)	(127,874)	19,249
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(6)	—	(6)
Gains on dispositions of discontinued operations	—	—	—	16,947	—	16,947
Income from discontinued operations	—	—	—	16,941	—	16,941
Net income (loss)	36,186	49,835	62,569	15,474	(127,874)	36,190
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$36,186	$49,835	$62,569	$15,470	$(127,874)	$36,186

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Revenues:
Rental income	$—	$—	$178,701	$179,963	$(3,827)	$354,837
Tenant reimbursements	—	—	31,794	45,701	—	77,495
Hotel income	—	—	—	15,638	—	15,638
Other property income	151	109	704	5,735	(672)	6,027
	151	109	211,199	247,037	(4,499)	453,997
Expenses:
Property operating costs	—	—	52,620	78,386	(412)	130,594
Hotel operating costs	—	—	—	17,109	(3,827)	13,282
Asset and property management fees:
Related-party	23,188	—	1,266	3,308	(260)	27,502
Other	—	—	1,502	806	—	2,308
Depreciation	—	—	41,290	46,345	—	87,635
Amortization	—	—	41,770	49,053	—	90,823
General and administrative	43	14,157	1,765	3,191	—	19,156
Acquisition fees and expenses	1,307	—	—	9,942	—	11,249
	24,538	14,157	140,213	208,140	(4,499)	382,549
Real estate operating income (loss)	(24,387)	(14,048)	70,986	38,897	—	71,448
Other income (expense):
Interest expense	(11)	(22,277)	(32,935)	(39,382)	13,115	(81,490)
Interest and other income (expense)	2,079	13,381	21,923	8,115	(13,115)	32,383
Loss on interest rate swaps	—	—	—	(22,219)	—	(22,219)
Income (loss) from equity investment	25,351	53,071	—	—	(78,422)	—
	27,419	44,175	(11,012)	(53,486)	(78,422)	(71,326)
Income (loss) before income tax (expense) benefit	3,032	30,127	59,974	(14,589)	(78,422)	122
Income tax (expense) benefit	—	—	(252)	589	—	337
Income (loss) from continuing operations	3,032	30,127	59,722	(14,000)	(78,422)	459
Discontinued operations:
Operating loss from discontinued operations	—	—	—	(10,938)	—	(10,938)
Gain on disposition of discontinued operations	—	—	—	13,522	—	13,522
Income from discontinued operations	—	—	—	2,584	—	2,584
Net income (loss)	3,032	30,127	59,722	(11,416)	(78,422)	3,043
Less: net income attributable to noncontrolling interests	—	—	—	(11)	—	(11)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$3,032	$30,127	$59,722	$(11,427)	$(78,422)	$3,032

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(5,859)	$(2,027)	$22,476	$(12,937)	$(7,512)	$(5,859)
Market value adjustment to interest rate swap	(2,475)	(2,475)	—	—	2,475	(2,475)
Comprehensive income (loss)	$(8,334)	$(4,502)	$22,476	$(12,937)	$(5,037)	$(8,334)

	For the three months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$5,101	$12,886	$21,794	$(2,814)	$(31,865)	$5,102
Market value adjustment to interest rate swap	(3,198)	—	—	(3,198)	3,198	(3,198)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	1,903	12,886	21,794	(6,012)	(28,667)	1,904
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$1,903	$12,886	$21,794	$(6,008)	$(28,667)	$1,908

Consolidating Statements of Comprehensive Income (in thousands)

	For the nine months ended September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$36,186	$49,835	$62,569	$15,470	$(127,874)	$36,186
Market value adjustment to interest rate swap	(5,883)	(5,883)	—	—	5,883	(5,883)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	30,303	43,952	62,569	15,470	(121,991)	30,303
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$30,303	$43,952	$62,569	$15,474	$(121,991)	$30,307

	For the nine months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Wells REIT II (Consolidated)
Net income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$3,032	$30,127	$59,722	$(11,427)	$(78,422)	$3,032
Market value adjustment to interest rate swap	(4,025)	—	—	(4,025)	4,025	(4,025)
Comprehensive income (loss) attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	(993)	30,127	59,722	(15,452)	(74,397)	(993)
Comprehensive income attributable to noncontrolling interests	—	—	—	11	—	11
Comprehensive income (loss)	$(993)	$30,127	$59,722	$(15,441)	$(74,397)	$(982)

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2012
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$(23)	$(57,354)	$144,469	$108,514	$195,606

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,747	—	—	57,747
Investment in real estate and related assets	—	(3,983)	(22,608)	(30,019)	(56,610)
Net cash provided by (used in) investing activities	—	53,764	(22,608)	(30,019)	1,137

Cash flows from financing activities:
Borrowings, net of fees	—	564,735	—	—	564,735
Repayments	—	(537,000)	—	(35,590)	(572,590)
Issuance of common stock, net of redemptions and fees	24,515	—	—	—	24,515
Distributions	(204,141)	—	—	(15)	(204,156)
Intercompany transfers, net	188,827	(24,611)	(125,383)	(38,833)	—
Redemption of noncontrolling interest	—	—	—	(301)	(301)
Net cash provided by (used in) financing activities	9,201	3,124	(125,383)	(74,739)	(187,797)

Net increase (decrease) in cash and cash equivalents	9,178	(466)	(3,522)	3,756	8,946
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	22	22
Cash and cash equivalents, beginning of period	11,291	10,597	9,133	8,447	39,468
Cash and cash equivalents, end of period	$20,469	$10,131	$5,611	$12,225	$48,436

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2011
	Wells REIT II (Parent)	Wells OP II (the Issuer)	Guarantors	Non- Guarantors	Wells REIT II (Consolidated)
Cash flows from operating activities:	$859	$(60,743)	$157,956	$110,344	$208,416

Cash flows from investing activities:
Investment in real estate and related assets	(604,126)	—	(13,752)	(32,045)	(649,923)
Net cash used in investing activities	(604,126)	—	(13,752)	(32,045)	(649,923)

Cash flows from financing activities:
Borrowings, net of fees	—	1,165,529	—	324,371	1,489,900
Repayments	—	(780,500)	(63,396)	(47,876)	(891,772)
Issuance of common stock, net of redemptions and fees	39,374	—	—	—	39,374
Distributions	(202,871)	—	—	(33)	(202,904)
Intercompany transfers	769,512	(329,538)	(84,301)	(355,673)	—
Redemptions of noncontrolling interest	—	(87)	—	—	(87)
Net cash provided by (used in) financing activities	606,015	55,404	(147,697)	(79,211)	434,511

Net increase (decrease) in cash and cash equivalents	2,748	(5,339)	(3,493)	(912)	(6,996)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(77)	(77)
Cash and cash equivalents, beginning of period	8,281	11,074	8,250	11,277	38,882
Cash and cash equivalents, end of period	$11,029	$5,735	$4,757	$10,288	$31,809

11.	Subsequent Event
Wells REIT II has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-Q and notes the following item in addition to those disclosed elsewhere in this report:
Declaration of Distributions
On November 6, 2012, Wells REIT II's board of directors declared distributions for the fourth quarter of 2012 in the amount of $0.095 (9.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of December 15, 2012, which reflects a reduction from the previous quarterly rate of $0.125 per share. The distributions will be paid in December 2012.
Nine-Property Sale Contract
On November 6, 2012, Wells REIT II entered into a contract to sell nine of its assets for a gross sales price of $260.5 million, exclusive of closing costs, and targets closing on this sale in the fourth quarter of 2012.

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
Overview
From 2004 through 2010, we raised approximately $5.8 billion in gross equity proceeds and, along with borrowings, invested those proceeds, net of fees, into commercial real estate consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities located in major metropolitan areas throughout the United States.
Following our initial growth period, during 2011 and 2012, we have concentrated on actively managing our assets and pursuing a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. Earlier this year, we consummated a series of favorable debt transactions, which have allowed us to improve our secured-to-unsecured debt mix and to lower our total cost of borrowings without disrupting the laddering of our debt maturities, or materially altering our aggregate borrowing levels. More recently, we have focused on refining our portfolio by marketing and negotiating the sale of a collection of nine of our assets in outlying markets. As a result of changing our disposition strategy and shortening our anticipated holding period for these assets, we recorded an impairment loss of $18.5 million on the 180 E 100 South property located in Salt Lake City, Utah in the third quarter of 2012.
During 2012, in connection with preparing the REIT for various liquidity options, we also established a plan to transition our externally advised management structure to a self-managed platform as outlined in the Transition Services Agreement made effective July 1, 2012.  The Transition Services Agreement requires WREF to transfer the assets and employees necessary to provide the services outlined in the Advisory Agreement to WREAS II by January 1, 2013, except as otherwise provided, and includes an option for us to acquire WREAS II during 2013 (see Note 8. Related-Party Transactions and Agreements for additional detail).
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
Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2012, we generated net cash flows from operating activities of $195.6 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $204.1 million, which includes $94.4 million reinvested in our common stock pursuant to our DRP. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders.

During the nine months ended September 30, 2012, we sold the 5995 Opus Parkway building and the Emerald Point building for net proceeds of $57.7 million and generated net proceeds from the sale of common stock under our DRP of $94.4 million. We used these proceeds, along with cash on hand, to fund share redemptions of $69.9 million, capital expenditures of $56.6 million, and net debt repayments of $4.6 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of October 31, 2012, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $430.0 million.
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
On February 3, 2012, we closed on the $450 Million Term Loan, a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank, N.A., which yielded initial gross proceeds of $375.0 million and additional gross proceeds of $40.0 million in the second quarter and $35.0 million in the third quarter, for total outstanding borrowings of $450.0 million as of September 30, 2012. The $450 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate on the initial borrowing (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450 Million Term Loan matures on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at maturity, the $450 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.
As described above, the $450 Million Term Loan provided two accordion options to increase total borrowings to a maximum of $450.0 million, both of which have been exercised. Contemporaneous with closing on these new borrowings, we effectively fixed the interest rate (assuming no change in our corporate credit rating) on each accordion option with an interest rate swap agreement, which together caused the weighted-average effective borrowing rate on aggregate borrowings under the $450 Million Term loan to decrease slightly from 2.64% per annum to 2.63% per annum. The total proceeds from the $450 Million Term Loan were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels over the long term, historically less than 40% of the cost of our assets.  This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of September 30, 2012, our debt-to-real-estate-asset ratio was approximately 25.9%.
For the fourth quarter of 2012, our board of directors has elected to reduce the quarterly stockholder distribution rate from the third quarter 2012 rate of $0.125 per share to $0.095 per share. Economic downturns in certain of our geographic market and in certain industries in which our tenants operate have impacted our recent leasing activities and caused our current and future operating cash flows to experience some deterioration.  We are continuing to carefully monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution decisions. Furthermore, in preparing for various liquidity options, our board has also decided to adjust our dividend payment policy to reserve additional operating cash flow to fund capital expenditures for our existing portfolio, and to provide additional financial flexibility as we begin to shape our portfolio through the strategic sale and redeployment of capital proceeds in furtherance of our investment objectives, which include concentrating our market focus.

Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of September 30, 2012:

		Actual Performance
	Covenant Level	September 30, 2012
JP Morgan Chase Credit Facility and $450 Million Term Loan
Total debt to total asset value ratio	Less than 50%	31%
Secured debt to total asset value ratio	Less than 40%	15%
Fixed charge coverage ratio	Greater than 1.75x	4.24x
Unencumbered interest coverage ratio	Greater than 2.0x	6.07x
Unencumbered asset coverage ratio	Greater than 2.0x	2.88x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	25%
Debt service test	Greater than 1.5x	4.89x
Secured debt test	Less than 40%	12%
Maintenance of total unencumbered assets	Greater than 150%	587%
We were in compliance with all of our debt covenants as of September 30, 2012. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.
Contractual Commitments and Contingencies
As of September 30, 2012, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Debt obligations	$1,467,091	$600	$130,418	$559,758	$776,315
Interest obligations on debt(1)	375,783	16,013	123,986	101,953	133,831
Capital lease obligations(2)	646,000	60,000	466,000	—	120,000
Operating lease obligations	227,278	2,604	5,263	5,263	214,148
Total	$2,716,152	$79,217	$725,667	$666,974	$1,244,294

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $30.0 million during the nine months ended September 30, 2012, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of September 30, 2012, we owned controlling interests in 69 office properties, which were approximately 91.7% leased, and one hotel. Our real estate operating results have remained relatively stable for the three and nine months ended September 30, 2012, as compared to the same periods in 2011. In the near term, absent future acquisitions or dispositions, we expect future real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities for our current portfolio.
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2011
Rental income was $116.4 million for the three months ended September 30, 2012, which represents a slight decrease as compared to $120.1 million for the three months ended September 30, 2011. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in future periods.

Tenant reimbursements remained relatively stable at $27.3 million for the three months ended September 30, 2012 as compared to $27.0 million for the three months ended September 30, 2011. Property operating costs were $47.5 million for the three months ended September 30, 2012, which represents an increase as compared to $44.8 million for the three months ended September 30, 2011, primarily due to the commencement of new leases and increases in property taxes resulting from annual reassessments. Absent changes to our portfolio or the leases currently in place at our properties, future tenant reimbursements and property operating costs are expected to fluctuate based primarily on leasing activities for our current portfolio.
Hotel income, net of hotel operating costs, was $1.8 million for the three months ended September 30, 2012, which represents an increase as compared to $1.3 million for the three months ended September 30, 2011, primarily due to increased room rates and hotel occupancy. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $4.1 million for the three months ended September 30, 2012, which represents an increase as compared to $3.7 million for the three months ended September 30, 2011, primarily due to fees earned in connection with additional lease terminations in the third quarter of 2012, offset by lease terminations in the third quarter of 2011. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $9.8 million for the three months ended September 30, 2012, which represents a slight decrease as compared to $10.2 million for the three months ended September 30, 2011, primarily due to the $83,333 in monthly savings provided for under the Advisory Agreement effective July 1, 2012. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees have been capped at $2.7 million (or $32.5 million annualized) since April 2011 following the March 2011 acquisition of the Market Square Buildings for $603.4 million, adjusted for monthly savings of $83,333 beginning in July 2012 (see Note 8. Related Party Transactions and Agreements). Future asset and property management fees are expected to fluctuate based on disposition and acquisition activity.
Depreciation remained stable at $30.4 million for the three months ended September 30, 2012 and $30.1 million for the three months ended September 30, 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $24.6 million for the three months ended September 30, 2012, which represents a decrease as compared to $29.4 million for the three months ended September 30, 2011, due to the expiration of in-place leases at several of our properties, partially offset by amortization of deferred leasing costs incurred in connection with the leases executed during the second half of 2011 and the first three quarters of 2012 (approximately 3.3 million square feet). Future amortization is expected to fluctuate primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity.
We recognized an impairment loss on real estate assets of $18.5 million in the third quarter of 2012 to reduce the carrying value of the 180 E 100 South property to its estimated fair value in connection with refining our disposition strategy for this asset as part of a strategic sale of a collection of nine assets situated in outlying markets. We expect future impairment losses on real estate assets to be dependent upon the nature and timing of future disposition activities.
General and administrative expenses were $7.0 million for the three months ended September 30, 2012, which represents an increase as compared to $6.1 million for the three months ended September 30, 2011, primarily due to fees incurred under the Transition Services Agreement effective July 1, 2012 (see Note 8. Related-Party Transactions and Agreements for additional detail), partially offset by litigation expenses incurred in lease-related litigation during the third quarter of 2011. General and administrative expenses are expected to remain at a level comparable to current general and administrative expenses over the near term.
No acquisition fees were incurred for the three months ended September 30, 2012, as compared to $29,000 for the three months ended September 30, 2011 related to the acquisition of the Market Square Buildings earlier that year. We expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense was $27.3 million for the three months ended September 30, 2012, which represents a slight decrease as compared to $28.7 million for the three months ended September 30, 2011, primarily due to lowering our weighted average cost of borrowing upon executing the $450 Million Term Loan. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.

Interest and other income remained stable at $10.0 million for the three months ended September 30, 2012, as compared to $10.3 million for the three months ended September 30, 2011. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 4.9 years as of September 30, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $29,000 for the three months ended September 30, 2012 compared to $14.8 million for the three months ended September 30, 2011. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was approximately $55,000 for the three months ended September 30, 2012 and $6.7 million for the three months ended September 30, 2011. As further explained in Note 9. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2011, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011) and 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012; for 2012, discontinued operations includes 5995 Opus Parkway and Emerald Point.
Net income (loss) attributable to Wells REIT II was $(5.9) million, or $(0.01) per share, for the three months ended September 30, 2012, which represents a decrease as compared to $5.1 million, or $0.01 per share, for the three months ended September 30, 2011. The decrease is primarily attributable to the impairment loss on the 180 E 100 South property in the third quarter of 2012 and nonrecurring gains in 2011 related to the disposition of the Manhattan Towers property, partially offset by a decrease in the losses incurred to mark interest rate swaps to market as compared to the prior year due to settling the swaps on the 80 Park Plaza Building and the 222 East 41st Street Building in December 2011. We expect future net income to fluctuate based on future disposition and acquisition activity and current and future leasing activity. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2011
Rental income was $355.7 million for the nine months ended September 30, 2012, which represents a slight increase as compared to $354.8 million for the nine months ended September 30, 2011. Absent changes to our portfolio or the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements remained stable at $77.9 million for the nine months ended September 30, 2012, as compared to $77.5 million for the nine months ended September 30, 2011, as additional reimbursements from the Market Square property are offset by fewer reimbursements for the remainder of the portfolio primarily due to concessions offered with new and modified leases executed in 2011 and 2012. Property operating costs were $135.2 million for the nine months ended September 30, 2012, which represents an increase as compared to $130.6 million for the nine months ended September 30, 2011, primarily due to the acquisition of the Market Square Buildings in March 2011 and the commencement of new leases. Absent changes to our portfolio or the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs were $3.5 million for the nine months ended September 30, 2012, which represents a slight increase as compared to $2.4 million for the nine months ended September 30, 2011, due to increased room rates and hotel occupancy primarily in the second and third quarters of 2012. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income remained stable at $6.2 million for the nine months ended September 30, 2012, as compared to $6.0 million for the nine months ended September 30, 2011. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were relatively stable at $30.0 million for the nine months ended September 30, 2012 as compared to $29.8 million for the nine months ended September 30, 2011. Pursuant to the limitations outlined in the Advisory Agreement, monthly asset management fees have remained capped at $2.7 million (or $32.5 million annualized) since April 2011 following the March 2011 acquisition of the Market Square Buildings for $603.4 million. Future asset and property management fees are expected to decrease in the near term as a result the Advisory Agreement effective July 1, 2012, which provides for a monthly fee reduction of $83,333 (see Note 8. Related Party Transactions and Agreements for additional detail).
Depreciation was $90.8 million for the nine months ended September 30, 2012, which represents an increase as compared to $87.6 million for the nine months ended September 30, 2011, primarily due to the Market Square Buildings acquisition in March 2011. Excluding the impact of changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $79.6 million for the nine months ended September 30, 2012, which represents a decrease as compared to $90.8 million for the nine months ended September 30, 2011, due to the expiration of in-place leases at several of our properties, partially offset by accelerated amortization for a lease termination effected at 1950 University Circle in the second quarter of 2012, and amortization of deferred leasing costs incurred in connection with the leases executed during the second half of 2011 and the first half of 2012 (approximately 3.0 million square feet). Future amortization is expected to fluctuate primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity.
We recognized an impairment loss on real estate assets of $18.5 million in the third quarter of 2012 to reduce the carrying value of the 180 E 100 South property to its estimated fair value in connection with refining our disposition strategy for this asset as part of a strategic sale of a collection of nine assets situated in outlying markets. We expect future impairment losses on real estate assets to be dependent upon the nature and timing of future disposition activities.
General and administrative expenses were $18.2 million for the nine months ended September 30, 2012, which represents a decrease as compared to $19.2 million for the nine months ended September 30, 2011, primarily due to bad debt expense incurred in 2011, partially offset by fees paid under the Transition Services Agreement effective July 1, 2012 (see Note 8. Related-Party Transactions and Agreements for additional detail). General and administrative expenses are expected to remain at a level comparable to current general and administrative expenses over the near term.
No acquisition fees were incurred for the nine months ended September 30, 2012, as compared to $11.2 million for the nine months ended September 30, 2011, which relates primarily to the acquisition of the Market Square Buildings and the acquisition fees charged under the advisory agreement in place in 2011. Until July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1.0% of the property purchase price (excluding acquisition expenses); however, in no event may total acquisition fees for the 2012 calendar year exceed 2.0% of total gross offering proceeds. As a result of the change, we expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense remained relatively stable at $81.2 million for the nine months ended September 30, 2012 as compared to $81.5 million for the nine months ended September 30, 2011. Future interest expense will depend largely upon changes in market interest rates and our ability to secure financings or refinancings.
Interest and other income was $30.0 million for the nine months ended September 30, 2012, which represents a decrease as compared to $32.4 million for the nine months ended September 30, 2011, primarily due to the settlement of litigation in 2011 related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 4.9 years as of September 30, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $118,000 for the nine months ended September 30, 2012, as compared to $22.2 million for the nine months ended September 30, 2011. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was $16.9 million for the nine months ended September 30, 2012, as compared to $2.6 million for the nine months ended September 30, 2011. As further explained in Note 9. Assets Held for Sale and Discontinued Operations to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2011, discontinued operations includes the Manhattan Towers property (transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011) and 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012; for 2012, discontinued operations includes 5995 Opus Parkway and Emerald Point.
Net income attributable to Wells REIT II was $36.2 million, or $0.07 per share, for the nine months ended September 30, 2012, which represents an increase from $3.0 million, or $0.01 per share, for the nine months ended September 30, 2011. The increase is primarily attributable to a decrease in the losses incurred to mark interest rate swaps to market as compared to the prior year (due to settling the swaps on the 80 Park Plaza Building and the 222 East 41st Street Building in December 2011), nonrecurring gains from the sale of 5995 Opus Parkway and Emerald Point in January 2012, and nonrecurring acquisition fees in connection with acquiring the Market Square Buildings in March 2011, partially offset by incurring an impairment loss on the 180 E 100 South property in the third quarter of 2012. We expect future net income to fluctuate based on future disposition and acquisition activity and current and future leasing activity. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss) regardless of classification as continuing or discontinuing operations, adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment losses related to sales of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships. Effective December 31, 2011, we adjusted our calculation of FFO to be consistent with NAREIT's recent Accounting and Financial Standards Hot Topics, which clarifies that impairment losses on real estate assets should be excluded from FFO. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses, market value adjustments to interest rate swaps, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations ("AFFO"), a non-GAAP financial measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

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

•
Gains on early extinguishment of debt. This item represents gains resulting from debt settled prior to the stated maturity date, which do not correlate with our ongoing operating performance. By adjusting for this item, we believe that AFFO provides better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

Reconciliations of net income to FFO and to AFFO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income attributable to the common stockholders of Wells Real Estate Investment Trust II, Inc.	$(5,859)	$5,102	$36,186	$3,032
Adjustments:
Depreciation of real estate assets	30,410	30,622	90,767	89,538
Amortization of lease-related costs	24,630	29,468	79,645	91,395
Impairment loss on real estate assets	18,467	5,817	18,467	5,817
Gain on disposition of discontinued operations	—	—	(16,947)	—
Total Funds From Operations adjustments	73,507	65,907	171,932	186,750
Funds From Operations	67,648	71,009	208,118	189,782
Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	110	349	(1,575)	2,452
Straight-line rental income	(3,949)	(5,289)	(4,794)	(13,046)
(Gain) loss on interest rate swaps	(280)	12,236	(807)	14,644
Noncash interest expense	996	5,631	2,893	19,619
Gain on early extinguishment of debt	—	(13,522)	—	(13,522)
Subtotal	(3,123)	(595)	(4,283)	10,147
Real estate acquisition-related costs	—	29	—	11,249
Adjusted Funds From Operations	$64,525	$70,443	$203,835	$211,178

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
Wells TRS Entities are wholly owned subsidiaries of Wells REIT II and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat Wells TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the Wells TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
During the third quarter of 2012, we have focused on improving our market concentration by assembling, marketing, and negotiating the sale of a collection of nine assets in outlying markets. We have evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah is no longer recoverable due to refining our disposition strategy and shortening our expected holding period for this asset in the third quarter of 2012. As a result, we have reduced the carrying value of the 180 E 100 South property to reflect fair value (as estimated based on the relative fair value of the property's negotiated selling price to total contract price) and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012.
During the third quarter of 2011, we evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, we opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, we reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income (loss) from discontinued operations in the statement of operations; and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the three and nine months ended as of September 30, 2012 and 2011 (in thousands) using Level 3 inputs.

	Property	Net Book Value	Impairment Loss Recognized	Fair Value
For the three and nine months ended September 30, 2012	180 E 100 South	$30,847	$(18,467)	$12,380
For the three and nine months ended September 30, 2011	Manhattan Towers	$65,317	$(5,817)	$59,500
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
Related Parties
Transactions and Agreements
We have entered into agreements with our advisor, WREAS II, and its affiliates, whereby we pay certain fees and reimbursements to WREAS II or its affiliates, for acquisition fees, asset and property management fees, construction fees, reimbursement of offering costs, and reimbursement of operating costs. See Note 8. Related Party Transactions and Agreements to our accompanying consolidated financial statements included herein for a discussion of the various related-party transactions, agreements, and fees.

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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment. On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012 Piedmont REIT announced that the parties reached agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to court approval following the negotiation and execution of definitive agreements and notice to the class, will resolve the appeal and result in the final disposition of the case.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to continue to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6. Commitments and Contingencies of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-Q and note the following items in addition to those disclosed elsewhere in this report:
Determination of Estimated Per-Share Value
Overview
On November 8, 2012, we announced an estimated per-share value of our common stock equal to $7.33 per share, calculated as of September 30, 2012. Previously we had announced an estimated per-share value of $7.47 as of September 30, 2011. This estimate is being provided to assist broker/dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") Rules with respect to customer account statements and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act ("ERISA") reporting requirements.
Valuation Methodology
Summary:
We again engaged Altus Group U.S., Inc. ("Altus"), a third-party commercial real estate valuation firm, to appraise our assets, both real estate and other assets, to estimate the fair value of our liabilities, and to use those estimates to calculate an estimated fair value of our shares as of September 30, 2012. The engagement of Altus was approved by the asset management committee of our board of directors, which committee is composed only of directors who are not affiliated with our advisor. Altus's analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Altus appraised each of our real estate assets individually, and the asset management committee of our board and our advisor reviewed these analyses and conclusions.
Altus worked with our advisor and the asset management committee of our board of directors to gather information regarding our assets and liabilities. On October 29, 2012, Altus delivered a final report to our advisor, who shared the report with the asset management committee of our board of directors. At a subsequent meeting of our board of directors, our advisor presented the report and recommended an estimated per-share value. Our board of directors considered all information provided in light of its own extensive familiarity with our assets and, upon the recommendation of our asset management committee, unanimously agreed upon an estimated value of $7.33 per share, which is consistent with both the advisor's recommendation and Altus's estimate.
Our estimated per-share value of $7.33 as of September 30, 2012 reflects a decline from our previous estimated share value of $7.47 as of September 30, 2011, primarily due to changes in the leasing expectations and renewal probabilities for some of the assets in our portfolio. Proactive leasing has been a focal point of our operational strategy in 2012, and has yielded more than 2.4 million square feet of new and extended leases (approximately 10% of our portfolio) during the first nine months of the year. This activity has improved our average remaining lease term from 6.3 years to 6.7 years; however, current economic conditions in certain markets have required us to offer additional tenant incentives and, in some cases, accept space contractions as conditions of the new lease contracts. The associated leasing capital has been, and is expected to continue to be, funded with a combination of cash and debt.
Consistent with the methodology used when we estimated our per share value as of September 30, 2011, our estimated per-share value as of September 30, 2012 was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2012. The potential dilutive effect of our common stock equivalents does not impact our estimated per-share value. Our estimated share value is the same as our net asset value. It does not reflect "enterprise value," which includes a premium for:

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
Our key objectives are to arrive at an estimated per-share value that is supported by methodologies and assumptions that are appropriate based on our current circumstances and calculated using processes and procedures that may be repeated in future periods. We believe that this approach reflects the conservative investment principles that guided the assembly of our portfolio over the past eight years, and comports with industry-standard valuation methodologies used for nontraded real estate companies. We plan to continue to update our estimated per-share value on an annual basis.
Details:
As of September 30, 2012, our estimated per-share value was calculated as follows:

Real estate assets	$10.00	(1)
Debt	(2.68)	(2)
Other	0.01	(3)
Estimated net asset value per-share value	$7.33
Estimated enterprise value premium	None assumed
Total estimated per-share value	$7.33

(1)
Our real estate assets were appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of the net property operating income, 10-year discounted cash flow models, and comparison with sales of similar properties. Primary emphasis was placed on the discounted cash flow analysis, with the other approaches used to confirm the reasonableness of the value conclusion. Using this methodology, the appraised value of the real estate assets we owned as of September 30, 2012 reflects an overall decline of 8.6% from original purchase price, exclusive of acquisition costs, plus post-acquisition capital investments. We believe that the assumptions employed in the valuation are within the ranges used for properties that are similar to ours and held by investors with similar expectations to our investors.

The following are the key assumptions (shown on a weighted-average basis) that are used in the discounted cash flow models to estimate the value of our real estate assets:

Exit capitalization rate	7.11%
Discount rate/internal rate of return ("IRR")	8.02%
Annual market rent growth rate	3.21%
Annual holding period	10.03 years
While we believe our assumptions are reasonable, a change in these assumptions would impact the calculation of the value of our real estate assets.  For example, assuming all other factors remain unchanged, a change in the weighted-average annual discount rate/IRR of 0.25% would yield a change in our total real estate asset value of 1.9%.

(2)
The fair value of our debt instruments was estimated using discounted cash flow models, which incorporate assumptions that we believe reflect the terms currently available on similar borrowing arrangements to borrowers with credit profiles similar to ours.

(3)	The fair value of our non-real estate assets and liabilities is estimated to materially reflect book value given their typically short-term (less than one year) settlement periods.

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
Share Redemption Program Share Price
Effective November 8, 2012, the price paid for shares redeemed under the Share Redemption Program (the "SRP") in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility (i.e. a nursing home), will change from 100% of the previously disclosed estimated-per-share value of ($7.47) to 100% of the current estimated per-share value ($7.33); and the price paid per share for all other redemptions ("Ordinary Redemptions") will remain $6.25.
Dividend Reinvestment Plan Share Price
Effective beginning in the fourth quarter of 2012, the price at which investors may purchase shares under the DRP will change from 95.5% of the previous estimated per-share value (or, $7.13) to 95.5% of the current estimated per-share value (or, $7.00).
Declaration of Distributions
On November 6, 2012, our board of directors declared distributions for the fourth quarter of 2012 in the amount of $0.095 (9.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of December 15, 2012, which reflects a reduction from the previous quarterly rate of $0.125 per share. The distributions will be paid in December 2012.
Nine-Property Sale Contract
On November 6, 2012, we entered into a contract to sell nine of our assets for a gross sales price of $260.5 million, exclusive of closing costs, and targets closing on this sale in the fourth quarter of 2012.

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
As of September 30, 2012, we had $65.0 million outstanding under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $26.2 million outstanding on the Three Glenlake Building mortgage note; $248.6 million in

5.875% bonds outstanding; and $675.6 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.40% as of September 30, 2012.
On February 3, 2012, we closed on the $450 Million Term Loan, a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank, N.A., which yielded initial gross proceeds of $375.0 million and additional gross proceeds of $35.0 million in the second quarter and $40.0 million in the third quarter, for total outstanding borrowings of $450.0 million as of September 30, 2012. The $450 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, we effectively fixed the interest rate (assuming no change in our corporate credit rating) at 2.64% per annum with an interest rate swap executed contemporaneously with the loan. The $450 Million Term Loan matures on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at maturity, the $450 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance.
As described above, the $450 Million Term Loan provided two accordion options to increase total borrowings to a maximum of $450.0 million, both of which have been exercised. Contemporaneous with closing on these new borrowings, we effectively fixed the interest rate (assuming no change in our corporate credit rating) on each accordion option with an interest rate swap agreement, which together caused the weighted average effective borrowing rate on aggregate borrowings under the $450 Million Term Loan to decrease slightly from 2.64% per annum to 2.63% per annum. The total proceeds from the $450 Million Term Loan were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
During the first quarter of 2012, we used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity. During the nine months ended September 30, 2012 and 2011, we made interest payments of approximately $37.3 million and $34.2 million, respectively, related to our line of credit and notes payable.
Approximately $1,400.4 million of our total debt outstanding as of September 30, 2012 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2012, these balances incurred interest expense at an average interest rate of 4.51% and have expirations ranging from 2012 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $646.0 million at September 30, 2012, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 2.1% and 1.9% of total assets at September 30, 2012 and December 31, 2011, respectively, and 1.0% and 0.6% of total revenue for the nine months ended September 30, 2012 and 2011, respectively. As compared to rates in effect at September 30, 2012, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended September 30, 2012 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2012, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2012	1,040	$6.70	1,040	(3)
August 2012	1,092	$6.74	1,092	(3)
September 2012	653	$6.58	653	(3)
During the quarter ended September 30, 2012, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in September 2012.

(1)	All purchases of our equity securities by us in the three months ended September 30, 2012 were made pursuant to our SRP.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2012, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE INVESTMENT TRUST II, INC. (Registrant)

Dated:	November 8, 2012	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Executive Vice President, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2012 FORM 10-Q OF
WELLS REAL ESTATE INVESTMENT TRUST II, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1	Second Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).
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
10.1
Initial Term Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of July 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.2
Transition Services Agreement between the Company, Wells Real Estate Advisory Services II, LLC and Wells Real Estate Funds, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.3
Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.4 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.4
Master Property Management, Leasing and Construction Management Agreement between the Company, Wells Operating Partnership II, L.P., and Wells Management Company, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.5 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

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