Form 10-K
period 2012-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2013-03-01
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2012
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
Commission file number 000-51262
COLUMBIA PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Glenlake Parkway, Suite 1200
Atlanta, Georgia 30328
(Address of principal executive offices) (Zip Code)
(404) 465-2200
(Registrant's telephone number, including area code)

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
Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates: _________________
While there is no established market for the registrant's shares of common stock, on November 8, 2012, the registrant announced an estimated per-share value of its common stock equal to $7.33 per share, calculated as of September 30, 2012. The registrant is currently offering shares of its common stock to existing stockholders pursuant to its distribution reinvestment plan at a purchase price of $7.00, which is 95.5% of the estimated per-share value. For a full description of the methodologies used to value the registrant's assets and liabilities in connection with the calculation of the estimated per-share value, see Part II, Item 5, "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information." The number of shares held by non-affiliates as of June 30, 2012 was approximately 547,081,420.
Number of shares outstanding of the registrant's
only class of common stock, as of January 31, 2013: 545,627,061 shares
Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2013.

FORM 10-K
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Columbia Property Trust, Inc., formerly known as Wells Real Estate Investment Trust II, Inc., and its subsidiaries ("Columbia Property Trust," "we," "our" or "us"), other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U. S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, that could cause actual results to differ materially from those presented in our forward-looking statements.

PART I

ITEM 1.	BUSINESS
General
On February 25, 2013, Wells Real Estate Investment Trust II, Inc. changed its name to Columbia Property Trust, Inc. ("Columbia Property Trust"). Columbia Property Trust is a Maryland corporation that operates in a manner as to qualify as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties, including properties that have operating histories, are newly constructed, or are under construction. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P., formerly known as Wells Operating Partnership II, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
From our inception through February 27, 2013, we have operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds, Inc. ("WREF"), including most recently Wells Real Estate Advisory Services II, LLC ("WREAS II"), and its affiliates performed certain key functions on our behalf, including, among others, managing our day-to-day operations, investing our capital proceeds, and arranging our financings. Also during this period of time, a subsidiary of WREF, including most recently Wells Real Estate Services, LLC ("WRES"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to the property management agreement described in Note 10, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements.
On February 28, 2013, we terminated the above-mentioned advisory agreement and property management agreement, and acquired WREAS II and WRES pursuant to assignment options previously entered into with WREF and certain of its affiliates. As a result, the services described above will be performed by our employees going forward (other than the services to be provided by WREF under the Investor Services Agreement). Contemporaneous with this transaction, we entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no payments were made to exercise our assignment options to acquire WREAS II and WRES, we will pay fees to WREF for consulting and investor services for the remainder of 2013. For additional details about this transaction and the related agreements, please refer to Note 10, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements.
We typically invest in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2012, we owned interests in 61 office properties and one hotel, which include 83 operational buildings, comprising approximately 21.0 million square feet of commercial space located in 19 states; the District of Columbia; and Moscow, Russia. Of these office properties, 60 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2012, the office properties were approximately 92.9% leased.
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
Our primary investment focus is high-quality commercial office properties in primary markets in the U.S. We believe that the major U.S. office markets provide a greater propensity for producing increasing net income and property values over time. Within these markets our goal is to invest in central business districts and urban infill areas, as well as premier suburban submarkets. We target premier assets that we believe are competitive within the top tier of their markets. Our asset selection criteria include the property's location attributes, physical quality, tenant/lease characteristics, and competitive positioning. Further, we carefully evaluate the creditworthiness of tenants of buildings being considered for acquisition or at the time of signing a new lease at an existing building.

Our investment philosophy emphasizes diversification of our portfolio for geographic locations, tenants, industry group of tenants, and timing of lease expirations. Prior to making new acquisitions or selling properties in the portfolio, we perform an assessment to ensure that our portfolio is diversified with regard to these criteria to minimize the impact on our portfolio of significant factors affecting a single geographic area, type of property, tenant, or industry group of tenants. Additionally, we analyze annual lease expirations in an attempt to minimize the impact on the cash flows from operations of the portfolio as a whole for properties that may be vacant until re-leased.
Employees
From inception through February 27, 2013, employees of WREAS II, WRES, and their affiliates, including Wells Capital, Inc. ("Wells Capital"), and Wells Management and their subsidiaries, performed substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities that were required under our advisory agreements with WREAS II and its affiliates. As explained in the "General" section above, as of February 28, 2013, these services will be performed directly by employees of Columbia Property Trust (other than the services to be provided by WREF under the Investor Services Agreement), and as of February 28, 2013, we have 96 employees.
Insurance
We believe that our properties are adequately insured.
Competition
Leasing real estate is highly competitive in the current market; as a result, we will experience competition for high-quality tenants from owners and managers of competing projects and may experience delays in re-leasing vacant space, or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. In addition, we are in competition with other potential buyers for the same properties, which may result in an increase in the amount we must pay to purchase a property or may require us to locate another property that meets our investment criteria. Further, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Concentration of Credit Risk
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
Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from the following website, http://www.columbiapropertytrust.com, or through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
During 2012, 2011, and 2010, economic conditions adversely affected the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should such economic conditions continue for a prolonged period of time, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or to renew existing leases.
Our office properties were approximately 92.9% leased at December 31, 2012, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2012 annualized lease revenue, approximately 5% of leases expire in 2013, 3% of leases expire in 2014, and 7% of leases expire in 2015 (see Item 2). No assurances can be given that current economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
The current offering price of shares under our distribution reinvestment plan ("DRP") may exceed the price at which we will offer shares under our DRP in the future.
On November 8, 2012, we announced an estimated per-share value of our common stock equal to $7.33 per share, calculated as of September 30, 2012, and we are currently offering shares under our DRP at 95.5% of this estimated per-share value, or $7.00. Prior to this valuation, we offered shares in our DRP at 95.5% of the previous estimated per-share value (or, $7.13). We intend to update the estimated per-share value on an annual basis. After reporting an updated per-share estimated value, the purchase price of the shares of common stock under our DRP will be equal to 95.5% of the per-share estimated value. If real estate market fundamentals continue to deteriorate, the current offering price under our DRP may exceed the price at which we will offer shares after our annual update of our estimated per-share value.
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
We may acquire and develop properties, including unimproved real properties, upon which we will construct improvements. We will be subject to uncertainties associated with rezoning for development, environmental concerns of governmental entities and/or community groups; and our builders' ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
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
Compliance with new laws or regulations, or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. In addition, there are various local, state, and federal fire, health, life-safety, and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.

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
Risks Related to an Investment in Us
Our net income, Funds From Operations ("FFO"), and Adjusted Funds From Operations ("AFFO") may decrease in the near- term as a result of our transition to a self-managed REIT.
Our net income, FFO, and AFFO may decrease as a result of becoming a self-managed REIT. While we will no longer bear the costs of the various fees and expense reimbursements previously paid to our external advisor, our expenses will include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by our external advisor or their affiliates. Furthermore, these employees will be providing us services historically provided by our external advisor. There are no assurances that, following our transition to a self-managed platform, we will be able to provide those services at the same level or for the same costs as were previously provided to us by our external advisor, and there may be unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If the expenses we assume as a result of becoming self-managed are higher than we anticipate, our net income, FFO, and AFFO may be lower as a result of the transition to self-management than it otherwise would have been.
We may be exposed to risks to which we have not historically been exposed.
Our transition to a self-managed platform will expose us to risks to which we have not historically been exposed. Excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, will increase as a result of becoming self-advised. Effective February 28, 2013, we directly employed persons who were previously associated with the advisor or its affiliates. As their employer, we are subject to those potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. Furthermore, these employees will be providing us services historically provided by our external advisor with the support of a consulting services agreement and a transition services agreement. There are no assurances that we will be able to provide the same level of services when we are self-advised as were previously provided to us under our agreements with WREF and its affiliates, and there may be unforeseen costs, expenses, and difficulties associated with providing services previously provided by WREF and its affiliates.
We are dependent on our own executive officers and employees.
Effective February 28, 2013, we rely on a small number of persons, particularly E. Nelson Mills, to carry out our business and investment strategies. Any of our senior management, including Mr. Mills, may cease to provide services to us at any time. In addition, Douglas P. Williams has resigned as our Executive Vice President, Secretary, and Treasurer. Therefore, certain of our previous executive officers will no longer be involved in the day-to-day operations of Columbia Property Trust. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to try to attract and retain qualified additional senior management, but may not be able to do so on acceptable terms.

There is no public trading market for our shares; therefore, it will be difficult for our stockholders to sell their shares.
There is no current public market for our shares, and we currently have no immediate plans to list our shares on a national securities exchange. Our charter also prohibits the ownership of more than 9.8% of our stock, unless exempted by our board of directors, which may inhibit large-scale investors from desiring to purchase our shares. Our board of directors has adopted a share redemption program (the "SRP"). We suspended Ordinary Redemptions (i.e., redemptions sought in cases other than in connection with a "qualifying disability," qualification for federal assistance for confinement to a long-term care facility, or within two years of a stockholder's death) from September 2009 to September 2010. Effective December 12, 2011, the price for Ordinary Redemptions was set at $6.25, which is significantly below the most recently stated estimated per-share value. The SRP includes numerous restrictions that limit a stockholder's ability to sell his or her shares to us, and our board of directors may amend, suspend, or terminate our share redemption program upon 30 days' notice. Therefore, it will be difficult for our stockholders to sell their shares promptly or at all. If a stockholder is able to sell his or her shares, it may be at a substantial discount to the most recently published estimated share value. It is also likely that our shares would not be accepted as the primary collateral for a loan.
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
Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification, and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under Maryland General Corporation Law, our stockholders have a right to vote only on limited matters. Our board's broad discretion in setting policies and our stockholders' inability to exert control over those policies increases the uncertainty and risks stockholders face.
Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of our shares of common stock.
Our organizational documents contain provisions which may discourage a takeover of us and could depress the price of our common stock. Our organizational documents contain provisions which may have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances, tender offers for our common stock or proxy contests to change our board. These provisions include: directors may be removed only for cause; the stockholders are restricted from altering the number of directors;

ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; broad discretion of our board to take action, without stockholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or bylaw amendment to opt-in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for stockholder proposals and stockholder nominations of directors; and the absence of cumulative voting rights.
Maryland General Corporation Law provides certain protections relating to deterring or defending hostile takeovers, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. Our board of directors has determined to make the application of these provisions of Maryland law available to us; therefore, it may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law, which our board of directors could elect, provide similar anti-takeover protection.
Risks Related to Our Corporate Structure
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
Some of our directors' loyalties to other WREF-sponsored programs could influence their judgment, resulting in actions that are not in our stockholders' best interest or that result in a disproportionate benefit to another WREF-sponsored program at our expense.
Some of our directors are also directors or officers of other WREF-sponsored programs. Specifically, three of our directors (including one of our independent directors) are also directors of other WREF-sponsored real estate programs. The loyalties of our directors serving on another board may influence the judgment of our board when considering issues for us that also may affect other WREF-sponsored programs, such as the following:

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
Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code

(the "Code"). If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income at corporate rates and/or penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Participants in our DRP will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. In addition, participants will be treated for tax purposes as having received an additional distribution to the extent the shares are purchased at a discount to fair market value, if any. As a result, and except with respect to tax-exempt entities, participants in our DRP may have to use funds from other sources to pay the tax liability on the value of the shares of common stock they receive.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:

•
In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on the undistributed income.

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
We own one hotel property. However, under the Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. manages the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state levels. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS are changed, we may be forced to modify the structure for owning our hotel property or selling our hotel property, which may adversely affect our cash flows. In addition, the Internal Revenue Service, the United States Treasury Department, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel property.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in shares of Columbia Property Trust. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
Risks Associated with Debt Financing
We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.
As of February 15, 2013, our total indebtedness was approximately $1.6 billion, which includes a $450.0 million term loan, $248.7 million of bonds, and $909.4 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $40.0 million outstanding on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to redeem shares under our share redemption program, to pay our distributions, and for other purposes.

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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), as administrative agent (the "JPMorgan Chase Credit Facility") includes a cross-default provision that provides that a payment default under any recourse obligation of $10 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit. If any of our properties are foreclosed on due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
Our policies do not limit the amount of debt we may incur. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in us.
International Business Risks
We are subject to additional risks from our international investments.
We purchased the Dvintsev Business Center – Tower B, located in Moscow, Russia, during 2009. We may also purchase additional properties located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments include the following risks:

•	the burden of complying with a wide variety of foreign laws, including:

▪	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws, or changes in such laws; and

▪
existing or new laws relating to the foreign ownership of real property or mortgages and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person's or company's country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates, and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest, and changes in national or local governmental or economic conditions;

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
Risks Related to Investments by Tax-Exempt Entities and Benefit Plans Subject to the Employee Retirement Income Security Act ("ERISA")
If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit-sharing, Section 401(k), or pension plans) and other retirement plans or accounts subject to Section 4975 of the Code (such as an individual retirement account, or "IRA") that are investing in our shares. If you are investing the assets of such a plan or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary and other obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's or account's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•	your investment in our shares, for which no trading market may exist, is consistent with the liquidity needs of the plan or IRA;

•	your investment will not produce an unacceptable amount of "unrelated business taxable income" for the plan or IRA;

•	you will be able to comply with the requirements under ERISA and the Code to value the assets of the plan or IRA annually; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to taxation. ERISA plan fiduciaries and IRA custodians should consult with counsel before making an investment in our common shares.
With respect to the annual valuation requirements described above, we have disclosed an estimated value per share of our common stock of $7.33. This estimated per-share value was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2012. Therefore, our estimated share value is the same as our net asset value, as it does not reflect "enterprise value," or include a premium reflective of (i) the large size of our portfolio; (ii) our rights under our advisory agreement and our potential ability to secure the services of a management team on a long-term basis; or (iii) the potential increase in our share value if we were to list our shares on a national securities exchange.
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated per-share value.  Accordingly, with respect to our estimated per-share value, we can provide no assurance that (i) a stockholder would be able to realize this estimated value per share upon attempting to resell his or her shares; (ii) we would be able to achieve, for our stockholders, the estimated value per share, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or (iii) the estimated share value, or the methodologies relied upon to estimate the share value, will be found by any regulatory authority to comply with Financial Industry Regulatory Authority ("FINRA"), ERISA, or any other regulatory requirements. Furthermore, the estimated value of our shares was calculated as of a particular point in time. The value of our shares will fluctuate over time in response to, among other things, changes in real estate market fundamentals, capital markets activities, and attributes specific to the properties and leases within our portfolio (for additional information, see Part II., Item 5, Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities).
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
Overview
As of December 31, 2012, we owned interests in 61 office properties and one hotel located in 19 states, the District of Columbia, and Moscow, Russia. Of these office properties, 60 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2012, the office properties were approximately 92.9% leased.

Property Statistics
The tables below include statistics for properties that we own directly as well as through our consolidated subsidiary. Annualized Lease Revenue is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that have been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semi-annual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, Annualized Lease Revenue is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term by (ii) 12.
The following table shows lease expirations of our office properties as of December 31, 2012, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2012 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2012 Annualized Lease Revenue
Vacant	$—	1,458	—%
2013	27,187	885	5%
2014	16,831	560	3%
2015	35,284	1,007	7%
2016	67,420	1,704	13%
2017	103,822	3,815	19%
2018	47,379	1,490	9%
2019	22,826	1,081	4%
2020	57,552	2,559	11%
2021	29,804	913	6%
2022	36,386	807	7%
Thereafter	89,897	4,369	16%
	$534,388	20,648	100%
The following table shows the geographic diversification of our office properties as of December 31, 2012.

Location	2012 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2012 Annualized Lease Revenue
Atlanta	$75,353	3,462	15%
Washington, D.C.	57,524	857	11%
Northern New Jersey	54,249	2,177	10%
San Francisco	44,700	959	9%
Baltimore	37,613	1,194	7%
Cleveland	34,143	1,235	7%
Houston	32,992	902	6%
Chicago	29,419	1,336	6%
New York	28,083	360	5%
Boston	23,073	1,199	4%
Pittsburgh	14,809	824	3%
Other(1)	92,430	4,685	17%
	$524,388	19,190	100%

(1)	No more than 2% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office properties as of December 31, 2012.

Industry	2012 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2012 Annualized Lease Revenue
Legal Services	$77,310	1,436	15%
Depository Institutions	72,883	2,393	14%
Communications	50,357	2,566	10%
Industrial Machinery & Equipment	38,844	1,681	7%
Electric, Gas & Sanitary Services	36,980	1,880	7%
Business Services	30,753	947	6%
Security & Commodity Brokers	26,779	636	5%
Engineering & Management	26,527	1,043	5%
Insurance Carriers	17,280	815	3%
Electronic & Other Electric Equipment	17,271	781	3%
Transportation Equipment	13,752	448	3%
Other(1)	115,652	4,564	22%
	$524,388	19,190	100%

(1)	No more than 2% is attributable to any individual industry.
The following table shows the tenant diversification of our office properties as of December 31, 2012.

Tenant	2012 Annualized Lease Revenue (in thousands)	Percentage of 2012 Annualized Lease Revenue
AT&T	$47,629	9%
Wells Fargo	29,297	6%
Jones Day	27,135	5%
IBM	24,954	5%
Key Bank	19,110	4%
PSEG Services	18,515	4%
T Rowe Price	16,651	3%
Pershing	16,323	3%
Westinghouse	14,809	3%
Other(1)	309,965	58%
	$524,388	100%

(1)	No more than 2% is attributable to any individual tenant.
The following table shows certain information related to significant properties as of December 31, 2012.

Property	Location	Rentable Square Feet (in thousands)	Total Real Estate, Net (in thousands)	% of Total Assets	2012 Annualized Lease Revenue (in thousands)	Average Annualized Lease Revenue per Square Foot	Occupancy
Market Square Buildings	Washington, DC	684	$574,009	12.4%	$47,031	$68.8	92.6%

Other Property-Specific Information
Certain of our properties are subject to ground leases and held as collateral for debt. Refer to Schedule III listed in the index of Item 15(a) of this report, which details such properties as of December 31, 2012.

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
Market Information
As of January 31, 2013, we had approximately 545.6 million shares of common stock outstanding held of record by a total of 126,901 stockholders. The number of stockholders is based on the records of DST Systems Inc., who serves as our registrar and transfer agent. There is no established public trading market for our common stock. Under our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist FINRA members who participated in our public offerings of common stock, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our advisor prepares annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of IRAs in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock was $7.33 per share as of September 30, 2012.
Estimated Per-Share Value Valuation Methodology
Summary:
As we did in 2011, we engaged Altus Group U.S., Inc. ("Altus"), a third-party commercial real estate valuation firm, to appraise our assets, both real estate and other assets, to estimate the fair value of our liabilities, and to use those estimates to calculate an estimated fair value of our shares as of September 30, 2012. The engagement of Altus was approved by the asset management committee of our board of directors, which committee was composed only of independent directors. Altus's analyses, opinions, and conclusions were developed in conformity with the Code of Professional Ethics and the Standards of Professional Appraisal Practice of the Appraisal Institute and in conformity with the Uniform Standards of Professional Appraisal Practice. Altus appraised each of our real estate assets individually, and the asset management committee of our board and our then advisor reviewed these analyses and conclusions.
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
Our estimated per-share value of $7.33 as of September 30, 2012 reflects a decline from our previous estimated per-share value of $7.47 as of September 30, 2011, primarily due to changes in the leasing expectations and renewal probabilities for some of the assets in our portfolio. Proactive leasing has been a focal point of our operational strategy in 2012, and has yielded more than 2.4 million square feet of new and extended leases (approximately 10% of our portfolio) during the first nine months of the year. This activity has improved our average remaining lease term from 6.3 years to 6.7 years; however, current economic conditions in certain markets have required us to offer additional tenant incentives and, in some cases, accept space contractions as conditions of the new lease contracts. The associated leasing capital has been, and is expected to continue to be, funded with a combination of cash and debt.
Consistent with the methodology used when we estimated our per-share value as of September 30, 2011, our estimated per-share value as of September 30, 2012 was calculated by aggregating the value of our real estate and other assets, subtracting the fair value of our liabilities, and dividing the total by the number of our common shares outstanding, all as of September 30, 2012. The potential dilutive effect of our common stock equivalents does not impact our estimated per-share value. Our estimated per-share value is the same as our net asset value. It does not reflect "enterprise value," which includes a premium for:

•	the large size of our portfolio, although it may be true that some buyers are willing to pay more for a large portfolio than they are willing to pay for each property in the portfolio separately;

•	our rights under our advisory agreement as of September 30, 2012, and our potential ability to secure the services of a management team on a long-term basis; or

•	the potential increase in our share value if we were to list our shares on a national securities exchange.

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
Details:
As of September 30, 2012, our estimated per-share value was calculated as follows:

Real estate assets	$10.00	(1)
Debt	(2.68)	(2)
Other	0.01	(3)
Estimated net asset value per share	$7.33
Estimated enterprise value premium	None assumed
Total estimated per-share value	$7.33

(1)
Our real estate assets were appraised using valuation methods that we believe are typically used by investors for properties that are similar to ours, including capitalization of the net property operating income, 10-year discounted cash flow models, and comparison with sales of similar properties. Primary emphasis was placed on the discounted cash flow analysis, with the other approaches used to confirm the reasonableness of the value conclusion. Using this methodology, the appraised value of the real estate assets we owned as of September 30, 2012 reflects an overall decline of 8.6% from original purchase price, exclusive of acquisition costs, and post-acquisition capital investments. We believe that the assumptions employed in the valuation are within the ranges used for properties that are similar to ours and held by investors with similar expectations to our investors.

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

(3)	The fair value of our non-real-estate assets and liabilities is estimated to reflect book value given their typically short-term (less than one year) settlement periods.
Limitations and Risks:
As with any valuation methodology, our methodology is based upon a number of estimates and assumptions that may not be accurate or complete (see footnotes in above Details section). Different parties with different assumptions and estimates could derive a different estimated per-share value. Accordingly, with respect to our estimated per-share value, we can provide no assurance that:

▪	a stockholder would be able to realize this estimated per-share value upon attempting to resell his or her shares;

▪
we would be able to achieve, for our stockholders, the estimated per-share value, upon a listing of our shares of common stock on a national securities exchange, selling our real estate portfolio, or merging with another company; or

▪
the estimated per-share value, or the methodologies relied upon to estimate the per-share value, will be found by any regulatory authority to comply with FINRA, ERISA, or any other regulatory requirements.

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
When evaluating the amount of cash available to fund distributions to stockholders, we consider net cash provided by operating activities (as defined by Generally Accepted Accounting Principles ("GAAP") and presented in the accompanying GAAP-basis consolidated statements of cash flows), adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition-related costs. Borrowings are used to pay distributions to the extent that distributions exceed current-period and prior-period accumulated operating cash flow.
Quarterly distributions paid to the stockholders during 2012 and 2011 were as follows (in thousands, except per-share amounts):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$67,954	$68,030	$68,157	$51,879	$256,020
Per-Share Investment Income	$0.020	$0.020	$0.020	$0.015	$0.075	(1)
Per-Share Return of Capital	$0.105	$0.105	$0.105	$0.080	$0.395	(2)
Total Per-Share Distribution	$0.125	$0.125	$0.125	$0.095	$0.470

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$67,485	$67,615	$67,771	$67,849	$270,720
Per-Share Investment Income	$0.049	$0.049	$0.049	$0.049	$0.196	(1)
Per-Share Return of Capital	$0.076	$0.076	$0.076	$0.076	$0.304	(2)
Total Per-Share Distribution	$0.125	$0.125	$0.125	$0.125	$0.500

(1)	Approximately 16% and 39% of the distributions paid during 2012 and 2011, respectively, were taxable to the investor as ordinary income.

(2)	Approximately 84% and 61% of the distributions paid during 2012 and 2011, respectively, were characterized as a tax-deferred return of capital.
For the first three quarters of 2012, quarterly stockholder distributions were declared and paid at $0.125 per share, consistent with the rate paid throughout 2011. In the fourth quarter of 2012, our board of directors elected to reduce the quarterly stockholder distribution rate to $0.095 per share. Economic downturns in certain of our geographic markets and in certain industries in which our tenants operate have impacted our recent leasing activities and caused our current and future operating cash flows to experience some deterioration. In 2012, we renewed leases for 9.2% of our portfolio, based on square footage, which resulted in tenant concessions of $49.7 million. Furthermore, in preparing for various liquidity options, our board has decided to adjust our distribution payment policy to reserve additional operating cash flow to fund capital expenditures for our existing portfolio and to provide additional financial flexibility as we begin to shape our portfolio through the strategic sale and redeployment of capital proceeds in furtherance of our investment objectives, which include concentrating our market focus. Our board of directors elected to maintain the distribution rate of $0.095 for the first quarter of 2013. Stockholder distributions for the first quarter of 2013 will be paid to common stockholders of record as of March 15, 2013 in March 2013. We are continuing to monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution decisions.
Redemptions of Common Stock
We maintain an SRP that allows stockholders who acquired their shares directly from Columbia Property Trust to redeem their shares, subject to certain conditions and limitations as described in the SRP.

We limit the dollar value and number of shares that may be redeemed under the SRP as follows:

•
First, we will limit requests for all redemptions (other than those sought within two years of a stockholder's death) on a pro rata basis so that the aggregate of such redemptions during any calendar year will not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test will not be considered in the test below.

•
In addition, if necessary, we will limit all redemption requests, including those sought within two years of a stockholder's death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from our DRP during the calendar year, or 5.0% of the weighted-average number of shares outstanding in the prior calendar year.

Effective November 8, 2012, the price paid for shares redeemed under the SRP in cases of death, "qualifying disability," or qualification for federal assistance for confinement to a "long-term care facility" changed from $7.47, our estimated per-share value as of September 30, 2011, to $7.33, our estimated per-share value as of September 30, 2012 (see Market Information section above). Effective December 12, 2011, the price paid for Ordinary Redemptions (as defined in the SRP) was set at $6.25 per share. During 2012, we received eligible redemption requests for 15.1 million shares, all of which were redeemed. Redemption requests were funded with DRP proceeds.
All of the shares that we redeemed pursuant to our SRP program during the quarter ended December 31, 2012 are provided below (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 2012	1,405	$6.64	1,405	(3)
November 2012	1,524	$6.56	1,524	(3)
December 2012	1,569	$6.49	1,569	(3)

(1)	All purchases of our equity securities by us in 2012 were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; August 12, 2011; December 12, 2011; and February 28, 2013.

(3)	We currently limit the dollar value of shares that may be redeemed under the program as described above.
Unregistered Issuance of Securities
During 2012, we did not issue any securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 750,000 shares of common stock for issuance under our Stock Option Plan and 100,000 shares of common stock under the Independent Director Stock Option Plan. Both plans were approved by our stockholders in 2003, before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	29,500	$12.00	820,500
Equity compensation plans not approved by security holders	—	—	—
Total	29,500	$12.00	820,500

(1)	Includes 70,500 shares reserved for issuance under the Independent Director Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2012, 2011, 2010, 2009, and 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8 hereof (amounts in thousands, except per-share data).

	As of December 31,
	2012	2011	2010		2009	2008
Total assets	$5,730,949	$5,776,567	$5,371,685		$5,374,064	$5,474,774
Total stockholders' equity	$3,163,980	$3,346,655	$3,455,697		$2,718,087	$2,576,783
Outstanding debt	$1,650,296	$1,469,486	$886,939		$946,936	$1,268,522
Outstanding long-term debt	$1,621,541	$1,433,295	$838,556		$812,030	$865,938
Obligations under capital leases	$586,000	$646,000	$646,000		$664,000	$664,000

	Year Ended December 31,
	2012	2011	2010		2009	2008
Total revenues(1)	$576,691	$576,389	$510,514		$506,890	$470,665
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$56,642	$23,266		$40,594	$(22,678)

Net cash provided by operating activities	$252,839	$279,158	$270,106		$248,527	$258,854
Net cash provided by (used in) investing activities	$31,047	$(666,090)	$(312,708)		$(129,678)	$(915,315)
Net cash (used in) provided by financing activities	$(269,729)	$387,610	$(20,429)		$(102,745)	$694,933
Distributions paid	$256,020	$270,720	$313,815		$279,325	$242,367
Net proceeds raised through issuance of our common stock(2)	$118,388	$130,289	$483,559		$657,563	$821,609
Net debt (repayments) proceeds(2)	$(28,191)	$375,222	$(74,742)		$(335,483)	$310,633
Investments in real estate(2)	$233,798	$638,783	$318,948		$124,149	$900,269

Per weighted-average common share data:
Net income (loss) – basic and diluted	$0.09	$0.10	$0.04		$0.09	$(0.06)
Distributions declared	$0.47	$0.50	$0.57	(3)	$0.60	$0.60
Weighted-average common shares outstanding	546,688	542,721	524,848		467,922	407,051

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Assets Held for Sale and Discontinued Operations, to the accompanying consolidating financial statements).

(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(3)
Consistent with 2008 and 2009, we paid total stockholder distributions of $0.60 per weighted-average share in 2010. The difference between the distributions declared per weighted-average common share for 2010, as compared with distributions declared for the previous periods presented, relates to a change in the timing of distribution declarations and payments made in the fourth quarter of 2010.

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
Following our initial growth period, we have concentrated on actively managing our assets and pursuing a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. In early 2012, we consummated a series of favorable debt transactions, which have allowed us to improve our secured-to-unsecured debt mix and to lower our total cost of borrowings without disrupting the laddering of our debt maturities or materially altering our aggregate borrowing levels. More recently, we have improved our market concentration through disposition and acquisition activities. In December 2012, we closed on the disposition of nine properties located in less desirable markets for $260.5 million, excluding closing costs (the "Nine Property Sale"). As a result of changing our disposition strategy and shortening our anticipated holding period for these assets, we recorded an impairment loss of $18.5 million on one of the properties in the Nine Property Sale, the 180 E 100 South property located in Salt Lake City, Utah, in the third quarter of 2012. After recording the $18.5 million impairment loss in the third quarter, the Nine Property Sale yielded a net gain of $3.2 million upon closing in the fourth quarter of 2012.  Also in December 2012, we purchased the 333 Market Street Building, located in San Francisco, California, for $395.3 million in cash and assumed debt.
In connection with preparing for various liquidity options, we established and have carried out a plan to transition our externally advised management platform to a self-managed structure, which culminated on February 28, 2013, upon terminating the advisory and property management agreements and acquiring WREAS II and WRES, including the employees necessary to perform the requisite corporate and property management functions. Looking ahead, we will continue to prepare for liquidity options in 2013 by, among other things, further refining our portfolio in an effort to enhance the REIT's value potential and, consequently, its attractiveness to future investors. Our goal is to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus and value-added investments, which have an expectation for meaningful upside potential in net operating income and value over the intermediate term. We will also continue to focus on our market concentration by building on our economic presence in key markets.
General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. Real Gross Domestic Product ("real GDP"), the U.S. economy decreased at an annual rate of 0.1% in the fourth quarter of 2012 as compared with an increase of 3.1% in the third quarter of 2012. For the full year of 2012, real GDP increased by 2.2% compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal government spending and from state and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace, with fiscal policy presenting the biggest wildcard in the outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 on a slow pace. Real GDP is projected to hover below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming lawmakers can strike a deal on the debt ceiling, or at least provide a framework by mid-year, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets saw modest improvements in the major indicators in 2012. The U.S. office market ended the fourth quarter 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is its highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Sixty-six of the 80 metro areas tracked (82%) reported positive absorption. Of the total net absorption in 2012, two-thirds was in Class-A space, which is above its 35% share of the office stock, indicating a flight to quality by tenants. Most major markets had year-over-year gains in both net absorption and office jobs, indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market saw a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in taxes contributed to the increase, but office prices increased over the quarter, and cap rates declined slightly indicating that buyers were perhaps even more motivated. The year-end surge in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. A shift in momentum from trophy central business district towers to suburban properties and secondary markets began in 2012. Non-Major Metros saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in Q4. Overall, average cap rates decreased from 7.6% in October to 7.4% in November.
Despite elevated unemployment and below-average consumer confidence in the overall economy, office job growth is projected to range between 1% and 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than other property types, with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-strained metros should see the strongest growth by 2017. These include New York, Boston, Denver, and Orange County, California. Tech-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio
We believe that the strength of our portfolio positions us favorably compared with many real estate owners during these challenging market conditions. As of December 31, 2012, our portfolio had a debt-to-real-estate-asset ratio of approximately 28.6%, which is lower than average for our industry. We believe that low leverage, coupled with ample borrowing capacity under our unsecured revolving credit facility ($460.0 million available as of February 15, 2013), provides considerable financial flexibility, which enables us to respond quickly to unanticipated funding needs and opportunities. Further, the majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate the portfolio from interest rate risk. Diversifying our portfolio by tenant, tenant industry, geography, and lease expiration date also reduces our exposure to any one market determinant. As of December 31, 2012, our portfolio was 92.9% leased in two countries, 19 states, plus Washington, D.C., and 26 metropolitan statistical areas. Although we believe that our portfolio is well-positioned to weather current market conditions, we are not immune to the effects of another downturn in the economy, weak real estate fundamentals, or disruption in the credit markets. If these conditions return, they would likely affect the value of our portfolio, our results of operations, and our liquidity.
Liquidity and Capital Resources
Overview
In 2011 and 2012, we actively managed our real estate portfolio with an emphasis on leasing and re-leasing space, and pursuing and closing on strategic acquisitions and selective dispositions to concentrate our market focus. During this period, we also enhanced our capital structure by continuing to raise net equity proceeds through our DRP, improving the composition, maturities and capacity of our debt portfolio while lowering our overall borrowing costs, accessing new sources of capital, and identifying additional sources of future capital.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We reserve a portion of operating cash flows to fund capital expenditures for our existing portfolio. The amount of distributions that we pay to our common stockholders is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. When evaluating funds available for stockholder distributions, we consider net cash provided by operating activities, as presented in the accompanying GAAP-basis consolidated statements of cash flows, adjusted to exclude certain costs that were incurred for the purpose of generating future earnings and appreciation in value over the long term, including acquisition fees and expenses. We use DRP proceeds to fund share redemptions (subject to the limitations of our share redemption program), and make residual DRP proceeds available to fund capital improvements for our existing portfolio, additional real estate investments, and other cash needs.
Short-term Liquidity and Capital Resources
During 2012, we generated net cash flows from operating activities of $252.8 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $256.0 million, which includes $118.4 million reinvested in our common stock pursuant to our DRP. We expect to use the majority of our future net cash flows from operating activities to fund capital expenditures and distributions to stockholders.
In 2012, we sold 11 properties for net proceeds of $304.3 million and used these proceeds to acquire the 333 Market Street Building in San Francisco, California, which entailed a cash payment of $188.8 million and an assumed mortgage note of $206.5 million, and to fund net debt repayments of $28.2 million. In 2012, we also raised net equity proceeds of $118.4 million from the sale of our common stock under the DRP and used those proceeds to fund share redemptions of $99.4 million. Along with cash on hand, residual proceeds from the sale of properties and from the sale of common stock under our DRP were used to fund capital expenditures incurred in connection with leasing and maintaining the properties in our portfolio.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of February 15, 2013, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $460.0 million.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from our DRP, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will continue to include stockholder distributions; redemptions of shares of our common stock under our share redemption program; capital expenditures, such as building improvements, tenant improvements, and leasing costs; repaying or refinancing debt; and selective property acquisitions, either directly or through investments in joint ventures. Over the next five years, we anticipate funding capital expenditures necessary for our properties, including building improvements, tenant improvements, and leasing commissions, of approximately $424.1 million.
Consistent with our financing objectives and operational strategy, we expect to continue to maintain low debt levels (historically less than 40% of the cost of our assets) over the long term. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. As of December 31, 2012, our debt-to-real-estate-asset ratio (calculated on a cost basis) was approximately 28.6%.
For the first three quarters of 2012, quarterly stockholder distributions were declared and paid at $0.125 per share, consistent with the rate paid throughout 2011. In the fourth quarter of 2012, our board of directors elected to reduce the quarterly stockholder distribution rate to $0.095 per share. Economic downturns in certain of our geographic markets and in certain industries in which our tenants operate have impacted our recent leasing activities and caused our current and future operating cash flows to experience some deterioration. In 2012, we renewed leases for 9.2% of our portfolio, based on square footage, which resulted in tenant concessions of $49.7 million. Furthermore, in preparing for various liquidity options, our board has decided to adjust our distribution payment policy to reserve additional operating cash flow to fund capital expenditures for our existing portfolio and to provide additional financial flexibility as we begin to shape our portfolio through the strategic sale and redeployment of capital proceeds in furtherance of our investment objectives, which include concentrating our market focus. Our board of directors elected to maintain the distribution rate of $0.095 for the first quarter of 2013. Stockholder distributions for the first quarter of 2013 will be paid in March to common stockholders of record as of March 15, 2013. We are continuing to monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution decisions.

Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of December 31, 2012:

		Actual Performance
	Covenant Level	December 31, 2012
JP Morgan Chase Credit Facility and $450 Million Term Loan
Total debt to total asset value ratio	Less than 50%	34%
Secured debt to total asset value ratio	Less than 40%	19%
Fixed charge coverage ratio	Greater than 1.75x	3.76x
Unencumbered interest coverage ratio	Greater than 2.0x	5.01x
Unencumbered asset coverage ratio	Greater than 2.0x	2.73x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	28%
Debt service test	Greater than 1.5x	4.19x
Secured debt test	Less than 40%	15%
Maintenance of total unencumbered assets	Greater than 150%	563%
We were in compliance with all of our debt covenants as of December 31, 2012. Currently, we expect to continue to meet the requirements of our debt covenants over the short- and long-term.
Contractual Commitments and Contingencies
As of December 31, 2012, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$1,650,068	$28,755	$353,036	$670,102	$598,175
Interest obligations on debt(1)	387,193	74,127	134,069	82,721	96,276
Capital lease obligations(2)	586,000	466,000	—	—	120,000
Operating lease obligations	224,775	2,633	5,266	5,412	211,464
Total	$2,848,036	$571,515	$492,371	$758,235	$1,025,915

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable), a portion of which is reflected as Loss on interest rate swaps in our consolidated statements of operations of the accompanying consolidated financial statements. Interest obligations on all other debt are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $39.8 million during 2012, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of December 31, 2012, we owned controlling interests in 61 office properties, which were approximately 92.9% leased, and one hotel. Our real estate operating results have increased in 2012, as compared with 2011, primarily due to a reduction in amortization expense incurred as leases in place at our properties at the time of acquisition reached maturity. In the near-term, we expect future real estate operating income to fluctuate, primarily based on acquisitions, dispositions, and leasing activities for our current portfolio.

Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
Continuing Operations
Rental income remained stable at $442.3 million for 2012, as compared with $441.9 million for 2011. Absent changes to our portfolio or the leases currently in place at our properties, rental income is expected to remain at similar levels in future periods.
Tenant reimbursements remained stable at $104.9 million for 2012, as compared with $102.9 million for 2011, as additional reimbursements from the Market Square Buildings were offset by fewer reimbursements for the remainder of the portfolio, primarily due to concessions offered with new and modified leases executed in 2011 and 2012. Property operating costs were $173.5 million for 2012, which represents an increase as compared with $167.4 million for 2011, primarily due to the acquisition of the Market Square Buildings in March 2011 and the commencement of new leases in 2011 and 2012. Absent changes to our portfolio or the leases currently in place at our properties, future tenant reimbursement fluctuations are generally expected to correspond with future property operating cost reimbursements.
Hotel income, net of hotel operating costs, was $4.7 million for 2012, which represents an increase from $3.2 million for 2011, due to increased room rates and hotel occupancy, primarily in the second and third quarters of 2012. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $6.5 million for 2012, which represents a decrease from $10.9 million for 2011, due to a decrease in lease cancellation activity. Future other property income fluctuations are expected to relate primarily to future lease restructuring and termination activities.
Asset and property management fees were $37.2 million for 2012, which represents a slight decrease from $37.4 million for 2011 due to contractual changes in the terms of the advisory agreements. Monthly asset management fees were capped at $2.7 million (or $32.5 million annualized) from April 2011 until June 2012. From July 2012 through December 2012, the cap on monthly asset management fees was reduced by $83,333, to approximately $2.6 million per month. For January and February 2013, asset management fees decreased by an additional $83,333 per month. Effective February 28, 2013, the advisory agreement was terminated in connection with acquiring WREAS II. Thus, going forward, no asset management fees will be incurred, as such services will be performed by employees of Columbia Property Trust. (See Note 10, Related Party Transactions and Agreements, of the accompanying consolidated financial statements for additional details.)
Depreciation was $114.1 million for 2012, which represents a slight increase from $110.7 million for 2011, primarily due to the acquisition of the Market Square Buildings in March 2011. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $97.6 million for 2012, which represents a decrease from $111.5 million for 2011, primarily due to the expiration of in-place leases at our properties in 2011 and 2012. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
General and administrative expenses were $25.2 million for 2012, which represents a slight increase from $23.7 million for 2011, due to fees paid under the Transition Services Agreement effective July 1, 2012, as described in Note 10, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements. General and administrative expenses are expected to increase in the near-term as we incur fees under the consulting agreement described in Note 10, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements.
Acquisition fees and expenses were $1.9 million for 2012, which represents a decrease from $11.3 million for 2011. 2012 acquisition fees and expenses are attributable to the 333 Market Street acquisition in San Francisco, California. 2011 acquisition fees and expenses include expenses related to the Market Square Buildings in Washington, D.C., and fees charged as a percentage of equity proceeds under the advisory agreement in place through July 2011, which fees have been discontinued. We expect future acquisition fees and expenses to fluctuate based on future acquisition activity.
Interest expense remained stable at $106.4 million for 2012, as compared with $106.3 million for 2011. Future interest expense is expected to increase due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012.
Interest and other income was $39.9 million for 2012, which represents a decrease from $42.4 million for 2011, primarily due to the settlement of litigation in 2011, related to a prospective acquisition that did not close. Interest income is expected to remain relatively consistent in future periods given that the majority of this activity consists of interest income earned on investments in development authority bonds, which had a weighted-average remaining term of approximately 2.9 years as of December 31, 2012. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that does not qualify for hedge accounting treatment of approximately $1.2 million for 2012, as compared with $38.4 million for 2011, primarily due to writing off $15.1 million of cumulative unrealized market value adjustments on the interest rate swap on the 80 Park Plaza Building mortgage note upon settling of this swap contract in December 2011, prior to maturity. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized a gain on early extinguishment of debt of $53.0 million for 2011 in connection with settling the 222 East 41st Street Building mortgage note and the 80 Park Place Building mortgage note and their related swaps in December 2011, which is partially offset by the $15.1 million write-off of cumulative unrealized losses on the 80 Park Plaza interest rate swap described above.
Net income attributable to Columbia Property Trust was $48.0 million, or $0.09 per share, for 2012, which represents a decrease from $56.6 million, or $0.10 per share, for 2011. The decrease is primarily due to settling the debt and swaps on the 80 Park Plaza Building and the 222 East 41st Street Building for a net gain in 2011, partially offset by lower amortization expense due to the expiration and restructuring of in-place leases in 2012. We expect future net income to fluctuate based on future leasing activity and future acquisition and disposition activity. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Discontinued Operations
Income from discontinued operations was $7.5 million for 2012, as compared with $8.6 million for 2011. As further explained in Note 12, Assets Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2012 and 2011, discontinued operations include the nine properties disposed of in the Nine Property Sale, which closed for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; 5995 Opus Parkway and Emerald Point, which sold for total gains of $16.9 million in January 2012; and the Manhattan Towers property, which was transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011.
Comparison of the year ended December 31, 2010 versus the year ended December 31, 2011
Continuing Operations
Rental income was $441.9 million for 2011, which represents an increase from $396.1 million for 2010, primarily due to properties acquired or placed in service during 2010 and the first three months of 2011.
Tenant reimbursements and property operating costs were $102.9 million and $167.4 million, respectively, for 2011, which represents an increase from tenant reimbursements and property operating costs of $93.4 million and $151.5 million, respectively, for 2010, primarily due to properties acquired or placed in service during 2010 and 2011.
Hotel income, net of hotel operating costs, was $3.2 million for 2011, which represents an increase from $2.8 million for 2010, primarily due to an increase in the average occupancy rate during 2011.
Other property income was $10.9 million for 2011, which represents an increase from $1.2 million for 2010, primarily due to fees earned in connection with lease terminations at 4100-4300 Wildwood Parkway, Bannockburn Lake II, and other properties.
Asset and property management fees were $37.4 million for 2011, which represents an increase from $34.2 million for 2010, primarily due to properties acquired and placed into service during 2010 and 2011.
Depreciation was $110.7 million for 2011, which represents an increase from $92.6 million for 2010, primarily due to growth in the portfolio in 2010 and the first three months of 2011.
Amortization was $111.5 million for 2011, which represents an increase from $103.5 million for 2010, primarily due to growth in the portfolio in 2010 and the first three months of 2011.

General and administrative expenses remained relatively consistent at $23.7 million for 2011 as compared with $23.2 million for 2010.
Acquisition fees and expenses were $11.3 million for 2011, which represents an increase from $10.8 million for 2010, primarily due to the acquisition of the Market Square Buildings in March 2011, partially offset by the impact of closing our third public offering effective June 30, 2010. Through July 31, 2011, acquisition fees were incurred at 2.0% of gross offering proceeds, subject to certain limitations; effective August 1, 2011, acquisition fees are incurred at 1.0% of the property purchase price (excluding acquisition expenses).
Interest expense was $106.3 million for 2011, which represents an increase from $82.0 million for 2010, primarily due to debt used to fund the acquisition of the Market Square Buildings, including incremental short-term borrowings, a $250.0 million unsecured bond offering, and a $325.0 million mortgage note secured by the Market Square Buildings.
Interest and other income remained relatively consistent at $42.4 million for 2011 and $43.1 million for 2010.
Loss on interest rate swaps was $38.4 million for 2011, which represents an increase from $19.1 million for 2010, primarily due to writing off $15.1 million of cumulative unrealized market value adjustments on the interest rate swap on the 80 Park Plaza Building mortgage note upon settling of this swap contract in December 2011, prior to maturity.
We recognized a gain on early extinguishment of debt of $53.0 million for 2011 in connection with settling the 222 East 41st Street Building mortgage note and the 80 Park Place Building mortgage note and their related swaps in December 2011, which is partially offset by the $15.1 million write-off of cumulative unrealized losses on the 80 Park Plaza interest rate swap described above.
We recognized net income attributable to Columbia Property Trust of $56.6 million ($0.10 per share) for 2011, which represents an increase from $23.3 million ($0.04 per share) for 2010. The increase is primarily attributable to gains recognized on negotiated settlements of debt and related interest rate swap agreements in 2011. Growth in our portfolio in 2010 and 2011 generated additional real estate operating income, which is offset by additional interest expense, resulting from increasing the percentage of borrowings used in our capital structure during 2011.
Discontinued Operations
Income from discontinued operations was $8.6 million for 2011 as compared with $3.5 million for 2010. As further explained in Note 12, Assets Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "Discontinued Operations" in the accompanying consolidated statements of operations for all periods presented. Therefore, the properties sold in 2012, including the nine properties in the Nine Property Sale, 5595 Opus Parkway, and Emerald Point, have been classified as discontinued operations for 2012, 2011, and 2010. Additionally, discontinued operations for 2011 and 2010 include the Manhattan Towers property, which was transferred to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction in September 2011.
Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss), regardless of classification, as continuing or discontinuing operations, adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment losses related to sales of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships. Effective December 31, 2011, we adjusted our calculation of FFO to be consistent with NAREIT's recent Accounting and Financial Standards Hot Topics, which clarify that impairment losses on real estate assets should be excluded from FFO. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance, because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses, market value adjustments to interest rate swaps, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations ("AFFO"), a non-GAAP financial measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

•
Additional amortization of lease assets (liabilities). GAAP implicitly assumes that the value of intangible lease assets (liabilities) diminishes predictably over time and, thus, requires these charges to be recognized ratably over the respective lease terms. Such intangible lease assets (liabilities) arise from the allocation of acquisition price related to direct costs associated with obtaining a new tenant, the value of opportunity costs associated with lost rentals, the value of tenant relationships, and the value of effective rental rates of in-place leases that are above or below market rates of comparable leases at the time of acquisition. Like real estate values, market lease rates in aggregate have historically risen or fallen with local market conditions. As a result, we believe that by excluding these charges, AFFO provides useful supplemental information that is reflective of the performance of our real estate investments, which is useful in assessing the sustainability of our operations.

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

•
Noncash interest expense. This item represents amortization of financing costs paid in connection with executing our debt instruments, and the accretion of premiums (and amortization of discounts) on certain of our debt instruments.  GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. By excluding these items, we believe that AFFO provides supplemental information that allows for better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

•
Real estate acquisition-related costs. Acquisition expenses are incurred for investment purposes (i.e., to promote portfolio appreciation and generation of future earnings over the long term) and, therefore, do not correlate with the ongoing operations of our portfolio. By excluding these items, we believe that AFFO provides supplemental information that allows for better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

•
Gain on early extinguishment of debt. This item represents gains resulting from debt settled prior to the stated maturity date, which do not correlate with our ongoing operating performance. By adjusting for this item, we believe that AFFO provides better comparability of reporting periods, which is useful in assessing the sustainability of our operations.

Reconciliations of net income to FFO and to AFFO (in thousands):

	Years ended December 31,
	2012	2011	2010
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$56,642	$23,266
Adjustments:
Depreciation of real estate assets	120,307	119,772	102,558
Amortization of lease-related costs	102,234	120,384	117,569
Impairment loss on real estate assets	18,467	5,817	—
(Gain) loss on disposition of discontinued operations	(20,117)	—	161
Total Funds From Operations adjustments	220,891	245,973	220,288
Funds From Operations	268,930	302,615	243,554
Other income (expenses) included in net income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	(1,752)	2,423	6,791
Straight-line rental income	(11,033)	(22,165)	(6,544)
(Gain) loss on interest rate swaps	(173)	28,635	9,485
Remeasurement loss on foreign currency	—	—	686
Noncash interest expense	3,881	23,967	18,703
Gain on early extinguishment of debt	—	(66,540)	—
Subtotal	(9,077)	(33,680)	29,121
Real estate acquisition-related costs	1,876	11,250	10,779
Adjusted Funds From Operations	$261,729	$280,185	$283,454

Portfolio Information
As of December 31, 2012, we owned controlling interests in 61 office properties and one hotel, which includes 83 operational buildings. These properties are composed of approximately 21.0 million square feet of commercial space located in 19 states; the District of Columbia; and Moscow, Russia. Of these office properties, 60 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2012, the office properties were approximately 92.9% leased. Annualized Lease Revenue is defined in Item 2, Properties.
As of December 31, 2012, our five highest geographic concentrations were as follows:

Location	2012 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2012 Annualized Lease Revenue
Atlanta	$75,353	3,462	15%
Washington, D.C.	57,524	857	11%
Northern New Jersey	54,249	2,177	10%
San Francisco	44,700	959	9%
Baltimore	37,613	1,194	7%
	$269,439	8,649	52%

As of December 31, 2012, our five highest tenant industry concentrations were as follows:

Industry	2012 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2012 Annualized Lease Revenue
Legal Services	$77,310	1,436	15%
Depository Institutions	72,883	2,393	14%
Communications	50,357	2,566	10%
Industrial Machinery & Equipment	38,844	1,681	7%
Electric, Gas & Sanitary Services	36,980	1,880	7%
	$276,374	9,956	53%
As of December 31, 2012, our five highest tenant concentrations were as follows:

Tenant	2012 Annualized Lease Revenue (in thousands)	Percentage of 2012 Annualized Lease Revenue
AT&T	$47,629	9%
Wells Fargo	29,297	6%
Jones Day	27,135	5%
IBM	24,954	5%
Key Bank	19,110	4%
	$148,125	29%
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
Wells TRS II, LLC ("Wells TRS"); Wells KCP TRS, LLC ("Wells KCP TRS"); and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
During 2012, we focused on improving our market concentration by assembling, marketing, and negotiating the Nine Property Sale. As a result, we evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, to no longer be recoverable due to refining our disposition strategy and shortening our expected holding period for this asset in the third quarter of 2012. As a result, we reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012.
During the third quarter of 2011, we evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings with total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, we opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, we reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income from discontinued operations in the statement of operations, and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the years ended 2012 and 2011 (in thousands) using Level 3 inputs.

	Property	Net Book Value	Impairment Loss Recognized	Fair Value
For the year ended December 31, 2012	180 E 100 South	$30,847	$(18,467)	$12,380
For the year ended December 31, 2011	Manhattan Towers	$65,317	$(5,817)	$59,500
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, we allocate the purchase price of properties to tangible assets, consisting of land and building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on our estimate of their fair values.
The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods, considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand.
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
Related-Party Transactions and Agreements
During the periods presented, we were party to agreements with WREAS II, our advisor, and its affiliates, whereby we incurred and paid fees and reimbursements to WREAS II and its affiliates for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired WREAS II and WRES, including the employees necessary to perform the corresponding corporate and property management functions. See Note 10, Related-Party Transition and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 6, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Chairman of the Board
On January 1, 2013, our board of directors ("the Board") unanimously appointed John L. Dixon as its Chairman, succeeding the former Chairman of the Board, Leo F. Wells, III. Mr. Wells and the other board members believe that having an independent Board Chairman is in keeping with corporate governance best practices and will benefit the company as it continues to prepare for a successful liquidity event. Mr. Wells, who will continue to serve the company as a member of the Board, had served as Chairman of the Board since the company's inception and previously served as president of the company from its inception until July 2010. Mr. Dixon has served the company as an independent director since 2008 and brings more than 40 years of experience in the financial services industry to the leadership of the company.

Executive Officers

•
Effective February 28, 2013, Douglas P. Williams resigned as an executive officer of the company, including his positions as Executive Vice President, Secretary, Treasurer, and Principal Financial Officer. Mr. Williams also indicated that, for personal reasons, he would not stand for re-election as a director.  Mr. Williams informed us of these decisions on February 25, 2013.  Mr. Williams will remain an executive officer of WREF.

•
Effective February 28, 2013, the board of directors unanimously appointed Wendy W. Gill as an executive officer to succeed Mr. Williams as the company's Treasurer and Principal Accounting Officer, and to serve as the company's interim Principal Financial Officer. Ms. Gill currently serves as Columbia Property Trust's Senior Vice President of Corporate Operations and Chief Accounting Officer.

Name Change and Other Related Changes
On February 25, 2013, we filed Articles of Amendment with the Maryland State Department of Assessments and Taxation (the "SDAT") to change our name from Wells Real Estate Investment Trust II, Inc. to Columbia Property Trust, Inc. The name change was approved by our board of directors and effective upon filing with the SDAT. In connection with our name change, we also changed the name of our operating partnership to Columbia Property Trust Operating Partnership, L.P.; WREAS II to Columbia Property Trust Advisory Services, LLC; and WRES to Columbia Property Trust Services, LLC. We expect to effect a similar name change for the TRS Entities in the near future.
On February 26, 2013, in connection with our name change and transition to self-management, our board of directors approved certain amendments to our bylaws, our share redemption program, and our corporate governance documents to be effective as of February 28, 2013. We amended our bylaws to reflect our new name and management structure, as well as to conform with changes made to our charter, as approved at our Annual Meeting of Stockholders on July 18, 2012. We amended our share redemption program to change our name, update the contact information for redemption requests, and adjust how we handle the pro-rata redemptions. In addition, we amended our Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, Code of Ethics, Whistleblower Policy, and Insider Trader Policy to reflect our new name, as well as to reflect our new management structure. Our corporate governance documents are available on our website at www.columbiapropertytrust.com.
Commencement of Self-Management
On February 28, 2013, the WREAS II Assignment Option and WRES Assignment Option closed, and in connection therewith, the Renewal Advisory Agreement and Renewal Investor Services Agreement terminated. These agreements and options are described in Note 10, Related Party Transactions and Agreements, of the accompanying consolidated financial statements.
Investor Services Agreement
Effective February 28, 2013, upon the closing of the WREAS II Assignment Option, we entered into the Investor Services Agreement with WREF, which requires WREF to provide the stockholder and communication services to us previously provided for under the 2012 Investor Services Agreement and the Renewal Investor Services Agreement and provides for us to compensate WREF for the services based on a reimbursement of costs and payroll plus a premium. These agreements are described in Note 10, Related Party Transactions and Agreements, of the accompanying consolidated financial statements.
Consulting Services Agreement
On February 28, 2013, we entered a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates provided advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement will be monthly fees in the same amount as the asset management fees that would have been paid under the Renewal Advisory Agreement through December 31, 2013, if the Renewal Advisory Agreement was not terminated. If we elect to terminate the Consulting Services Agreement early for cause, we would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If we terminate the Consulting Services Agreement other than for cause, we would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2012 and 2011, the estimated fair value of our line of credit and notes payable and bonds was $1.7 billion and $1.5 billion, respectively.
Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2012, our consolidated debt consisted of the following, in thousands:

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$42,000	$—	$—	$—	$42,000
Effectively fixed-rate debt	$28,755	$101,481	$211,104	$491,963	$178,139	$596,854	$1,608,296

Average interest rate:
Effectively variable-rate debt	—%	—%	2.62%	—%	—%	—%	2.62%
Effectively fixed-rate debt	5.94%	5.07%	4.76%	2.91%	5.28%	5.43%	4.54%
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan, the 333 Market Street Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rate on the $450.0 Million Term Loan, the 333 Market Street Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below.
As of December 31, 2012, we had $42.0 million outstanding under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $208.3 million outstanding on the 333 Market Street Building mortgage note; $26.3 million outstanding on the Three Glenlake Building mortgage note; $248.7 million in 5.875% bonds outstanding; and $675.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 4.49% as of December 31, 2012.
On February 3, 2012, we closed on the $450 Million Term Loan, a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank (the "$450 Million Term Loan"), which yielded initial gross proceeds of $375.0 million. The $450 Million Term Loan provided for two accordion options, both of which have been exercised, resulting in additional gross proceeds of $40.0 million in the second quarter of 2012 and $35.0 million in the third quarter of 2012, for total outstanding borrowings of $450.0 million as of December 31, 2012. The $450 Million Term Loan bears interest at the London Interbank Offered Rate ("LIBOR"), plus an applicable base margin; however, we effectively fixed the interest rate on the initial borrowing and subsequent borrowings under the accordion options (assuming no change in our corporate credit rating) at 2.63% per annum with interest rate swaps executed contemporaneously with the loan and the accordion options. The $450 Million Term Loan matures on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at maturity, the $450 Million Term Loan shall become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance. The total proceeds from the $450 Million Term Loan were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility. The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and early 2012.
During the first quarter of 2012, we used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity. During 2012 and 2011, we made interest payments of approximately $50.1 million and $53.1 million, respectively, related to our line of credit and notes payable. In addition, we made interest payments of approximately $14.7 million and $7.2 million in 2012 and 2011, respectively, related to our 2018 Bonds Payable.

Approximately $1,608.3 million of our total debt outstanding as of December 31, 2012, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2012, these balances incurred interest expense at an average interest rate of 4.54% and have expirations ranging from 2013 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $586.0 million at December 31, 2012, as the obligations are at fixed interest rates.
Foreign Currency Risk
We are also subject to foreign exchange risk arising from our foreign operations in Russia. Foreign operations represented 2.0% and 1.9% of total assets at December 31, 2012 and 2011, respectively, and 1.1%, 0.7%, and 0.6% of total revenue for 2012, 2011, and 2010, respectively. As compared with rates in effect at December 31, 2012, an increase or decrease in the U.S. dollar to Russian rouble exchange rate by 10% would not materially impact the accompanying consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2012, 2011, or 2010.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
Property Management Agreement
On December 28, 2012, we entered an amendment to the Property Management Agreement solely to provide that immediately upon the closing of the WRES Assignment Option, the Property Management Agreement will terminate (the "Amendment to the Property Management Agreement"). The Property Management Agreement is described in Note 10, Related Party Transactions and Agreements, of the accompanying consolidated financial statements.
Executive Officers

•
Effective February 28, 2013, Douglas P. Williams resigned as an executive officer of the company, including his positions as Executive Vice President, Secretary, Treasurer, and Principal Financial Officer. Mr. Williams also indicated that, for personal reasons, he would not stand for re-election as a director.  Mr. Williams informed us of these decisions on February 25, 2013.  Mr. Williams will remain an executive officer of WREF.

•
Effective February 28, 2013, the board of directors unanimously appointed Wendy W. Gill as an executive officer to succeed Mr. Williams as the company's Treasurer and Principal Accounting Officer, and to serve as the company's interim Principal Financial Officer. Ms. Gill, 38, currently serves as our Chief Accounting Officer, a role she has held since 2007, and Senior Vice President of Corporate Operations. Since our inception in 2003, Ms. Gill has provided oversight to the company's accounting and financial operations as an employee of WREF. Ms. Gill joined WREF in 2002 as Director of Financial Reporting and Accounting. From 2007 to 2011, Ms. Gill served as Vice President and Chief Accounting Officer for WREF, in which capacity she was responsible for the financial and reporting functions for the real estate programs sponsored by WREF, including the public REITs, various public and private limited partnerships, and 1031 Exchange programs. Prior to joining WREF she was a manager at Arthur Andersen in the firm's Atlanta and Washington, D.C. offices, working with various publicly traded and privately held companies, with a focus on the real estate, hospitality and financial services industries. Ms. Gill holds a Certified Public Accountant (CPA) designation from the Maryland State Board of Public Accountancy and is a member of the Georgia Society of Certified Public Accountants.

Name Change and Other Related Changes
On February 25, 2013, we filed Articles of Amendment with the SDAT to change our name from Wells Real Estate Investment Trust II, Inc. to Columbia Property Trust, Inc. The name change was approved by our board of directors and became effective upon filing with the SDAT. In connection with our name change, we also changed the name of our operating partnership to Columbia Property Trust Operating Partnership, L.P.; WREAS II to Columbia Property Trust Advisory Services, LLC; and WRES to Columbia Property Trust Services, LLC. We expect to effect a similar name change for the TRS Entities in the near future.
On February 26, 2013, in connection with our name change and transition to self-management, our board of directors approved certain amendments to our bylaws, our share redemption program, and our corporate governance documents to be effective as of February 28, 2013. We amended our bylaws to reflect our new name and management structure, as well as to conform with changes made to our charter, as approved at our Annual Meeting of Stockholders on July 18, 2012. We amended our share redemption program to change our name, update the contact information for redemption requests, and adjust how we handle the pro-rata redemptions. In addition, we amended our Corporate Governance Guidelines, Nominating and Corporate Governance Committee

Charter, Audit Committee Charter, Code of Ethics, Whistleblower Policy, and Insider Trader Policy to reflect our new name, as well as to reflect our new management structure. Our corporate governance documents are available on our website at www.columbiapropertytrust.com.
Commencement of Self-Management
On February 28, 2013, the WREAS II Assignment Option and WRES Assignment Option closed, and in connection therewith, the Renewal Advisory Agreement and Renewal Investor Services Agreement terminated.
Investor Services Agreement
Effective February 28, 2013, upon the closing of the WREAS II Assignment Option, we entered into the Investor Services Agreement with WREF, which requires WREF to provide the stockholder and communication services to us, previously provided for under the 2012 Investor Services Agreement and the Renewal Investor Services Agreement and provides for us to compensate WREF for the services based on a reimbursement of costs and payroll plus a premium.
Consulting Services Agreement
On February 28, 2013, we entered a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates provided advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement will be monthly fees in the same amount as the asset management fees that would have been paid under the Renewal Advisory Agreement through December 31, 2013, if the Renewal Advisory Agreement was not terminated. If we elect to terminate the Consulting Services Agreement early for cause, we would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If we terminate the Consulting Services Agreement other than for cause, we would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.

PART III
We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders (the "2013 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2013 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.columbiapropertytrust.com.
The other information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain information required by this Item is incorporated by reference from our 2013 Proxy Statement.
Transactions with Related Persons
As discussed in Item 1. Business, during 2012, we established and carried out a plan to transition our external management platform to a self-managed structure. Effective February 28, 2013, services previously provided by our advisor and property manager will be provided by our employees (other than the services provided by WREF under the Investor Services Agreement). Our Conflicts Committee reviews and approves all related-party transactions requiring disclosure under Rule 404(a) of Regulation S-K, meaning any transaction, arrangement or relationship in which (i) the amount involved may be expected to exceed $120,000 in any fiscal year, (ii) we will be a participant, and (iii) a related person has a direct or indirect material interest. A related person is an executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing. Approval of a related-party transaction requires a majority of the Conflicts Committee to find the transaction is fair and reasonable to us. Through February 27, 2013, prior to entering a related-party transaction other than the advisory agreement, a majority of the Conflicts Committee was also required to conclude that the transaction was fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. In addition, our Code of Ethics lists examples of types of transactions with affiliates that would create prohibited conflicts of interest. Under the Code of Ethics, our officers and directors are required to promptly bring potential conflicts of interest to the attention of the chairman of our Audit Committee. The Conflicts Committee reviewed the material transactions between our affiliates and us. Set forth below is a description of such transactions.
Our Relationship with WREF and WREAS II
Advisory Agreement
From our inception through February 27, 2013, a subsidiary of WREF, including most recently WREAS II, provided our day-to-day management under the terms of several, uninterrupted advisory agreements with WREAS II dated most recently December 29, 2011; March 30, 2011; June 29, 2012; and December 28, 2012 (the "Advisory Agreement"). Among the services provided by our advisor, under the terms of the Advisory Agreement, were the following:

•	real estate acquisition services;

•	asset management services;

•	real estate disposition services;

•	property management oversight services; and

•	administrative services.

Our advisor was at all times subject to the supervision of our board of directors and had only such authority as we delegated to it as our agent. We renewed the Advisory Agreement (the "Renewal Advisory Agreement") with our advisor, WREAS II, in December 2012. The Renewal Advisory Agreement remained in place through February 27, 2013, and was substantially the same as the advisory agreement that was in effect through December 31, 2012, except for a reduced monthly asset management fee and a cap on acquisition and disposition fees payable for 2012 and 2013 in aggregate. The WREAS II Assignment Option closed on February 28, 2013, and the Renewal Advisory Agreement terminated on that date.
From January 1, 2012, through the most recent date practicable, which was December 31, 2012, we have compensated our advisor as set forth below under the terms of the Advisory Agreement:

•
Asset management fees were incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all of our properties (other than those that failed to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of our interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. From April 2011 through June 2012, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. Effective July 1, 2012, the cap on monthly asset management fees charged under the advisory agreement was reduced by $83,333 (or, a total savings of $0.5 million for the six months ended December 31, 2012), resulting in a cap of $2.6 million. From July 2012 through December 2012, asset management fees were capped at $2.6 million per month. With respect to (ii) above, our published net asset-based valuations did not impact asset management fees incurred to date due to the continued applicability of the caps described above. Asset management fees from January 1, 2012 to December 31, 2012, totaled approximately $32.0 million.

•
We reimbursed our advisor for all costs and expenses it incurred in fulfilling its asset management and administrative duties, which may have included wages, salaries, taxes, insurance, benefits, information technology, legal and travel, and other out-of-pocket expenses of employees engaged in ongoing management, administration, operations, and marketing functions on our behalf. We did not, however, reimburse our advisor for personnel costs in connection with services for which our advisor received acquisition fees or real estate commissions. Administrative reimbursements, net of reimbursements from tenants, from January 1, 2012 through December 31, 2012, totaled approximately $11.1 million.

•
Acquisition fees were previously incurred at 1% of the property purchase price (excluding acquisition expenses); however, in no event could total acquisition fees for the 2012 and 2013 calendar years exceed $1.5 million in aggregate. Acquisition fees from January 1, 2012 through December 31, 2012, totaled approximately $1.5 million.

•
The disposition fee payable for the sale of any property for which WREAS II provided substantial services was the lesser of (i) 0.3% or (ii) the broker fee paid to a third-party broker in connection with the sale. Disposition fees payable to WREAS II from July 1, 2012 through December 31, 2013 have an aggregate cap of $1.5 million. Disposition fees from January 1, 2012 through December 31, 2012, totaled $1.3 million, related to the Nine Property Sale.

•
Effective July 1, 2012, monthly occupancy costs of $21,000 were incurred for WREAS II's dedicated office space. Occupancy costs from January 1, 2012 through December 31, 2012, totaled approximately $126,000.

In addition to the Advisory Agreement, we have also entered into the following contracts with WREF and its subsidiaries:
Transition Services Agreement
We have entered into an agreement with WREAS II and WREF for transition services (the "Transition Services Agreement"), for the period from July 1, 2012 to December 31, 2013, pursuant to which (i) WREF is required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to WREAS II by January 1, 2013, provided that if WREF is not able to transfer certain assets by then, WREF must use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) we have the option to acquire WREAS II at any time during 2013 (the "WREAS II Assignment Option"). The WREAS II Assignment Option closed as of February 28, 2013. No payment is associated with the assignment; however, we are required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to WREAS II to prepare for a successful transition to self-management. Accordingly, pursuant to the Transition Services Agreement, we are obligated to pay WREF a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing the services provided that our obligation to reimburse WREF for such expenses is limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement, at the close of the WREAS II Assignment Option, we entered into a consulting services agreement with WREF as described below. The Transition Services Agreement is terminable if there is a material breach by WREF that is not cured or if WREF is in an insolvency proceeding. Otherwise, if we elect to terminate the agreement early, all remaining payments due under the agreement will be accelerated such that WREF receives $6.0 million in the aggregate. Payments under the Transition Services Agreement from January 1, 2012 through December 31, 2012, totaled approximately $3.0 million.
Amendment to Transition Services Agreement
On December 28, 2012, the Transition Services Agreement was amended as follows:

•
We may, at our option, acquire WRES, the entity charged with carrying out property management functions on behalf of WREAS II, for consideration of approximately $2.8 million payable to Wells Real Estate Funds in monthly installments from July 2013 through December 2013 under the Transition Services Agreement. As further explained in Item 1. Business, the company closed the above-described option effective February 28, 2013.

•
Upon terminating the Advisory Agreement and effecting the WREAS II Assignment Option, we will enter into a new investor services agreement with WREF, which provides for the payment of various fees and reimbursement of third- party expenses to WREF (the "Investor Services Agreement") in connection with the provision of such services.

•	Adjustments to acquisition and disposition fees as discussed above.
2012 Investor Services Agreement
Effective July 1, 2012, stockholder and communication services and expense reimbursements related thereto were separated out of the Advisory Agreement and covered under a separate agreement (the "2012 Investor Services Agreement"). The 2012 Investor Services Agreement requires WREF to provide the stockholder and communications services to us previously provided under the advisory agreement in effect through June 30, 2012. As the sole consideration for these services, we reimbursed WREF for expenses incurred in connection with carrying out such services, subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement and, thus, did not incur a separate fee.
Renewal Investor Services Agreement
The Renewal Investor Services Agreement, which was effective January 1, 2013, is between us and WREF (the "Renewal Investor Services Agreement"). It is substantially the same as the investor services agreement that was in effect through December 31, 2012. This agreement terminated on February 28, 2013, upon the exercise of the WREAS II Assignment Option.
Investor Services Agreement
Upon the exercise of the WREAS II Assignment Option, we entered into the Investor Services Agreement with WREF, which requires WREF to provide the same stockholder and communication services to us previously provided for under the 2012 Investor Services Agreement and, more recently, the Renewal Investor Services Agreement, and provides for us to compensate WREF for the services based on a reimbursement of costs and payroll plus a premium.
Consulting Services Agreement
Also upon the exercise of the WREAS II Assignment Option, we entered a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates would provide advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement will be monthly fees in the same amount as the asset management fees that would have been paid under the Renewal Advisory Agreement through December 31, 2013, if the Renewal Advisory Agreement was not terminated. If we elect to terminate the Consulting Services Agreement early for cause, we would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If we terminate the Consulting Services Agreement other than for cause, we would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.
Our Relationship with Wells Management
Through June 30, 2012, Columbia Property Trust was party to a property management, leasing, and construction management agreement with WREAS II (the "Property Management Agreement"). Wells Management assigned all of its rights, title, and interest in the Property Management Agreement to WREAS II on January 1, 2011. Columbia Property Trust consented to such assignment as required by the Prior Property Management Agreement, as described in Note, 10 Related-Party Transactions and Agreements, of the accompanying notes to the financial statements. As part of this assignment, Wells Management guaranteed the performance of all of the WREAS II obligations under the Prior Property Management Agreement. Mr. Wells indirectly owns 100% of Wells

Management. In consideration for supervising the management, leasing, and construction of certain of our properties, we paid the following fees to WREAS II under the Property Management Agreement:

•	For each property for which WREAS II provided property management services, we paid WREAS II a market-based property management fee based on gross monthly income of the property.

•
For each property for which WREAS II provided leasing agent services, WREAS II was entitled to: (i) a one-time fee in an amount not to exceed one month's rent for the initial rent-up of a newly constructed building; (ii) a market-based commission based on the net rent payable during the term of a new lease; (iii) a market-based commission based on the net rent payable during the term of any renewal or extension of any tenant lease; and (iv) a market-based commission based on the net rent payable with respect to expansion space for the remaining portion of the initial lease term.

•
For each property for which WREAS II provided construction management services, WREAS II was entitled to receive from us that portion of lease concessions for tenant-directed improvements that are specified in the lease or lease renewal, subject to a limit of 5% of such lease concessions and a management fee to be determined for other construction management activities.

Effective July 1, 2012, we entered into a new agreement with Wells Management for property management services, which was substantially the same as the Property Management Agreement, except that Wells Management is party to the agreement instead of WREAS II and will also provide us with portfolio-level property management services previously provided under the Advisory Agreement. These portfolio-level services shall be subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement as described above. The Property Management Agreement was terminated on February 28, 2013, when the WRES Assignment Option was effected. Going forward, our employees will provide the services previously provided by Wells Management.
Property management and construction fees incurred from January 1, 2012 through December 31, 2012 totaled $4.7 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 28, 2013	By:	/s/ WENDY W. GILL
WENDY W. GILL Principal Financial Officer, Principal Accounting Officer, and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 28, 2013

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 28, 2013

/s/ Bud Carter	Independent Director
Bud Carter		February 28, 2013

/s/ John L. Dixon	Independent Director
John L. Dixon		February 28, 2013

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 28, 2013

/s/ George W. Sands	Independent Director
George W. Sands		February 28, 2013

/s/ Neil H. Strickland	Independent Director
Neil H. Strickland		February 28, 2013

/s/ Leo F. Wells, III	Director
Leo F. Wells, III		February 28, 2013

/s/ Douglas P. Williams	Director
Douglas P. Williams		February 28, 2013

EXHIBIT INDEX
TO
2012 FORM 10-K OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1*	Second Amended and Restated Articles of Incorporation as Amended by the First Articles of Amendment.
3.2*	Second Amended and Restated Bylaws.
4.1*
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates).

4.2*	Third Amended and Restated Distribution Reinvestment Plan.
10.1
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of January 1, 2012, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on February 29, 2012.

10.2
Term Loan Agreement dated as of February 3, 2012, by and among Wells Operating Partnership II, L.P., as Borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A., as Administrative Agent and PNC Bank, National Association, as Syndication Agent and Regions Bank, U.S. Bank National Association, TD Bank, N.A. and Union Bank, N.A., as Documentation Agents and the Financial Institutions and their Assignees as Lenders (incorporated by reference to Exhibit 10.2 to the Company's quarterly Report on Form 10-Q filed with the Commission on May 4, 2012).

10.3
Supplemental Indenture dated as of February 3, 2012 among Wells Operating Partnership II, L.P., the Guarantors Party Hereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q filed with the Commission on May 4, 2012).

10.4
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of April 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.5
Initial Term Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC effective as of July 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.6
Transition Services Agreement between the Company, Wells Real Estate Advisory Services II, LLC and Wells Real Estate Funds, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.7
Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.4 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.8
Master Property Management, Leasing and Construction Management Agreement between the Company, Wells Operating Partnership II, L.P., and Wells Management Company, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.5 to the Company's quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.9*	Renewal Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated December 28, 2012 and effective as of January 1, 2013.
10.10*	Renewal Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated as of December 28, 2012 and effective as of January 1, 2013.
10.11*
Amendment to Transition Services Agreement between the Company, Wells Real Estate Advisory Services II, LLC, Wells Real Estate Services, LLC, Wells Management Company, Inc. ("Wells Management") and Wells Real Estate Funds, Inc. dated and effective as of December 28, 2013.

10.12*
Amendment to Master Property Management, Leasing and Construction Management Agreement between the Company, Wells Operating Partnership II, L.P., and Wells Management Company, Inc. dated as of December 28, 2012.

21.1*	Subsidiaries of Columbia Property Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP.
23.2*	Consent of Frazier & Deeter, LLC.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Sixth Amended and Restated Share Redemption Program.
99.2*	Columbia Property Trust, Inc. Unaudited Pro Forma Financial Statements.
99.3*	Wells Real Estate Advisory Services II, LLC and Wells Real Estate Services, LLC Carve-Out Combined Financial Statements.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. (formerly Wells Real Estate Investment Trust II, Inc.) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Property Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/S/ Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2013

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2012	2011
Assets:
Real estate assets, at cost:
Land	$789,237	$704,336
Buildings and improvements, less accumulated depreciation of $580,334 and $514,961, as of December 31, 2012 and 2011, respectively	3,468,218	3,472,971
Intangible lease assets, less accumulated amortization of $315,840 and $343,463, as of December 31, 2012 and 2011, respectively	341,460	391,989
Construction in progress	12,680	8,414
Real estate assets held for sale, less accumulated depreciation and amortization of $9,551, as of December 31, 2011	—	37,508
Total real estate assets	4,611,595	4,615,218
Cash and cash equivalents	53,657	39,468
Tenant receivables, net of allowance for doubtful accounts of $117 and $3,728, as of December 31, 2012 and 2011, respectively	134,099	130,549
Prepaid expenses and other assets	29,373	32,831
Deferred financing costs, less accumulated amortization of $8,527 and $5,590, as of December 31, 2012 and 2011, respectively	10,490	9,442
Intangible lease origination costs, less accumulated amortization of $230,930 and $236,679, as of December 31, 2012 and 2011, respectively	206,927	231,338
Deferred lease costs, less accumulated amortization of $24,222 and $22,390, as of December 31, 2012 and 2011, respectively	98,808	68,289
Investment in development authority bonds	586,000	646,000
Other assets held for sale, less accumulated amortization of $2,260, as of December 31, 2011	—	3,432
Total assets	$5,730,949	$5,776,567
Liabilities:
Line of credit and notes payable	$1,401,618	$1,221,060
Bonds payable, net of discount of $1,322 and $1,574, as of December 31, 2012 and 2011, respectively	248,678	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	102,858	72,349
Due to affiliates	1,920	3,329
Deferred income	28,071	35,079
Intangible lease liabilities, less accumulated amortization of $84,326 and $74,326, as of December 31, 2012 and 2011, respectively	98,298	89,581
Obligations under capital leases	586,000	646,000
Liabilities held for sale	—	624
Total liabilities	2,467,443	2,316,448
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	99,526	113,147
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 547,603,642 and 546,197,750 shares issued and outstanding as of December 31, 2012 and 2011, respectively	5,476	5,462
Additional paid-in capital	4,897,782	4,880,806
Cumulative distributions in excess of earnings	(1,634,531)	(1,426,550)
Redeemable common stock	(99,526)	(113,147)
Other comprehensive (loss) income	(5,221)	84
Total Columbia Property Trust, Inc. stockholders' equity	3,163,980	3,346,655
Nonredeemable noncontrolling interests	—	317
Total equity	3,163,980	3,346,972
Total liabilities, redeemable common stock, and equity	$5,730,949	$5,776,567
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2012	2011	2010
Revenues:
Rental income	$442,284	$441,907	$396,122
Tenant reimbursements	104,863	102,944	93,412
Hotel income	23,049	20,600	19,819
Other property income	6,495	10,938	1,161
	576,691	576,389	510,514
Expenses:
Property operating costs	173,466	167,427	151,509
Hotel operating costs	18,362	17,394	17,035
Asset and property management fees:
Related-party	34,394	34,568	30,970
Other	2,826	2,787	3,245
Depreciation	114,107	110,699	92,613
Amortization	97,649	111,465	103,537
General and administrative	25,163	23,735	23,216
Acquisition fees and expenses	1,876	11,250	10,779
	467,843	479,325	432,904
Real estate operating income	108,848	97,064	77,610
Other income (expense):
Interest expense	(106,391)	(106,305)	(82,038)
Interest and other income	39,871	42,395	43,083
Loss on interest rate swaps	(1,225)	(38,383)	(19,061)
Gain on the early extinguishment of debt	—	53,018	—
	(67,745)	(49,275)	(58,016)
Income before income tax (expense) benefit	41,103	47,789	19,594
Income tax (expense) benefit	(586)	276	226
Income from continuing operations	40,517	48,065	19,820
Discontinued operations:
Operating (loss) income from discontinued operations	(12,591)	(4,931)	3,681
Gain (loss) on disposition of discontinued operations	20,117	13,522	(161)
Income from discontinued operations	7,526	8,591	3,520
Net income	48,043	56,656	23,340
Less: net income attributable to nonredeemable noncontrolling interests	(4)	(14)	(74)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$56,642	$23,266
Per-share information – basic and diluted:
Income from continuing operations	$0.07	$0.09	$0.04
Income from discontinued operations	$0.01	$0.02	$0.01
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$0.09	$0.10	$0.04
Weighted-average common shares outstanding – basic and diluted	546,688	542,721	524,848
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2012	2011	2010
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$56,642	$23,266
Market value adjustment to interest rate swap	(5,305)	11,223	(3,110)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	42,734	67,865	20,156
Comprehensive income attributable to noncontrolling interests	4	14	74
Comprehensive income	$42,738	$67,879	$20,230

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Loss	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2009	499,895	$4,999	$4,461,980	$(935,019)	$(805,844)	$(8,029)	$2,718,087	$5,274	$2,723,361
Issuance of common stock	49,199	492	487,609	—	—	—	488,101	—	488,101
Redemptions of common stock	(8,187)	(82)	(72,689)	—	—	—	(72,771)	—	(72,771)
Decrease in redeemable common stock	—	—	—	—	644,655	—	644,655	—	644,655
Distributions to common stockholders ($0.57 per share)	—	—	—	(300,719)	—	—	(300,719)	—	(300,719)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(176)	(176)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	(3,341)	—	—	—	(3,341)	(4,825)	(8,166)
Commissions and discounts on stock sales and related dealer-manager fees	—	—	(34,294)	—	—	—	(34,294)	—	(34,294)
Offering costs	—	—	(4,177)	—	—	—	(4,177)	—	(4,177)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	23,266	—	—	23,266	—	23,266
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	74	74
Market value adjustment to interest rate swap	—	—	—	—		(3,110)	(3,110)	—	(3,110)
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive (Loss) Income	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2010	540,907	$5,409	$4,835,088	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	14,808	148	130,141	—	—	—	130,289	—	130,289
Redemptions of common stock	(9,517)	(95)	(84,423)	—	—	—	(84,518)	—	(84,518)
Decrease in redeemable common stock	—	—	—	—	48,042	—	48,042	—	48,042
Distributions to common stockholders ($0.50 per share)	—	—	—	(270,720)	—	—	(270,720)	—	(270,720)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	56,642	—	—	56,642	—	56,642
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Market value adjustment to interest rate swap	—	—	—	—	—	11,223	11,223	—	11,223
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	16,666	167	118,221	—	—	—	118,388	—	118,388
Redemptions of common stock	(15,260)	(153)	(101,243)	—	—	—	(101,396)	—	(101,396)
Decrease in redeemable common stock		—	—	—	13,621	—	13,621	—	13,621
Distributions to common stockholders ($0.47 per share)	—	—	—	(256,020)	—	—	(256,020)	—	(256,020)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Offering costs	—		(7)				(7)		(7)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	—	—	—	48,039	—	—	48,039	—	48,039
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	(5,305)	(5,305)	—	(5,305)
Balance, December 31, 2012	547,604	$5,476	$4,897,782	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980	$—	$3,163,980
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$48,043	$56,656	$23,340
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(11,033)	(22,165)	(6,544)
Depreciation	120,307	119,772	102,558
Amortization	100,482	122,807	124,360
(Gain) loss on interest rate swaps	(173)	28,635	9,485
(Gain) loss on sale of real estate assets	(20,117)	—	161
Impairment losses on real estate assets	18,467	5,817	—
Gains on early extinguishment of debt	—	(66,540)	—
Remeasurement gain on foreign currency	—	—	686
Noncash interest expense	3,881	23,967	18,703
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(4,767)	(1,438)	(2,895)
Decrease (increase) in prepaid expenses and other assets	2,344	(4,443)	(4,219)
Increase in accounts payable and accrued expenses	4,270	8,114	2,418
Decrease in due to affiliates	(1,411)	(1,146)	(360)
(Decrease) increase in deferred income	(7,454)	9,122	2,413
Net cash provided by operating activities	252,839	279,158	270,106
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	304,264	—	15,219
Investment in real estate and earnest money paid	(233,798)	(638,783)	(318,948)
Deferred lease costs paid	(39,419)	(27,307)	(8,979)
Net cash provided by (used in) investing activities	31,047	(666,090)	(312,708)
Cash Flows from Financing Activities:
Financing costs paid	(4,198)	(12,395)	(7,338)
Proceeds from lines of credit and notes payable	599,000	1,543,500	88,000
Repayments of lines of credit and notes payable	(627,191)	(1,168,278)	(162,742)
Proceeds from issuance of bonds payable	—	248,237	—
Issuance of common stock	118,388	130,289	483,559
Redemptions of common stock	(99,381)	(82,892)	(72,757)
Distributions paid to stockholders	(137,632)	(140,431)	(150,246)
Distributions paid to stockholders and reinvested in shares of our common stock	(118,388)	(130,289)	(163,569)
Redemption of noncontrolling interests	(301)	(87)	—
Commissions on stock sales and related dealer-manager fees paid	—	—	(29,801)
Offering costs paid	(11)	—	(5,285)
Distributions paid to nonredeemable noncontrolling interests	(15)	(44)	(250)
Net cash (used in) provided by financing activities	(269,729)	387,610	(20,429)
Net increase (decrease) in cash and cash equivalents	14,157	678	(63,031)
Effect of foreign exchange rate on cash and cash equivalents	32	(92)	(812)
Cash and cash equivalents, beginning of period	39,468	38,882	102,725
Cash and cash equivalents, end of period	$53,657	$39,468	$38,882
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

1.	Organization
On February 25, 2013, Wells Real Estate Investment Trust II, Inc. changed its name to Columbia Property Trust, Inc. ("Columbia Property Trust"). Columbia Property Trust is a Maryland corporation that operates in a manner as to qualify as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties, including properties that have operating histories, are newly constructed, or are under construction. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P., formerly known as Wells Operating Partnership II, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over it operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
From inception through February 27, 2013, Columbia Property Trust has operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds ("WREF"), including most recently Wells Real Estate Advisory Services II, LLC ("WREAS II"), and its affiliates performed certain key functions on behalf of Columbia Property Trust, including, among others, managing the day-to-day operations, investing capital proceeds, and arranging financings. Also during this period of time, a subsidiary of WREF, including most recently Wells Real Estate Services, LLC ("WRES"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to the property management agreement described in Note 10, Related-Party Transactions and Agreements.
On February 28, 2013, Columbia Property Trust terminated the above-mentioned advisory agreement and property management agreement, and acquired WREAS II and WRES. As a result, the services described above will be performed by employees of Columbia Property Trust going forward (other than the services to be provided by WREF under the Investor Services Agreement). Contemporaneous with this transaction, Columbia Property Trust entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid to execute this transaction, Columbia Property Trust will pay fees to WREF for consulting and investor services for the remainder of 2013. For additional details about this transaction and the related agreements, please refer to Note 10. Related-Party Transactions and Agreements.
Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2012, Columbia Property Trust owned interests in 61 office properties and one hotel, which include 83 operational buildings, comprising approximately 21.0 million square feet of commercial space located in 19 states; the District of Columbia; and Moscow, Russia. Of these office properties, 60 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2012, the office properties were approximately 92.9% leased.
From December 2003 through June 2010, Columbia Property Trust raised proceeds through three uninterrupted public offerings of shares of its common stock. Columbia Property Trust is continuing to offer shares of its common stock to its current investors through its distribution reinvestment plan ("DRP") pursuant to a registration statement on Form S-3. Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities.
As of December 31, 2012, Columbia Property Trust had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.1 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $75.9 million, and common stock redemptions pursuant to its share redemption program of approximately $654.9 million, Columbia Property Trust had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Columbia Property Trust's net offering proceeds have been invested in real estate.
Columbia Property Trust's stock is not listed on a public securities exchange. However, Columbia Property Trust's charter requires that in the event Columbia Property Trust's stock is not listed on a national securities exchange by October 2015, Columbia Property Trust must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Columbia Property Trust seeks stockholder approval to extend or amend this listing date and does not obtain it, Columbia Property Trust would then be required to seek stockholder approval to liquidate. In this circumstance, if Columbia Property Trust seeks and does not obtain approval to liquidate, Columbia Property Trust would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity ("VIE") in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not VIEs, Columbia Property Trust's consolidated financial statements shall also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling general partnership interest. In determining whether Columbia Property Trust or Columbia Property Trust OP has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the accompanying consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.
Fair Value Measurements
Columbia Property Trust estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"). Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value, depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. No interest was capitalized during 2012 and 2011, respectively.
Columbia Property Trust is required to make subjective assessments as to the useful lives of its depreciable assets. Columbia Property Trust considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of its assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Site improvements	15 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term

Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Columbia Property Trust assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction.
In the third quarter of 2012, Columbia Property Trust focused on refining the portfolio by marketing and negotiating the sale of a collection of nine assets in outlying markets (the "Nine Property Sale"). Columbia Property Trust evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, Columbia Property Trust reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012.
During the third quarter of 2011, Columbia Property Trust evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings, which had total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, Columbia Property Trust opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Columbia Property Trust reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income (loss) from discontinued operations in the statement of operations; and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for 2012 and 2011 (in thousands) using Level 3 inputs.

	Property	Net Book Value	Impairment Loss Recognized	Fair Value
For the year ended December 31, 2012	180 E 100 South	$30,847	$(18,467)	$12,380
For the year ended December 31, 2011	Manhattan Towers	$65,317	$(5,817)	$59,500
Assets Held for Sale
Columbia Property Trust classifies assets as held for sale according to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, assets are considered held for sale when the following criteria are met:

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2011, Emerald Point and 5995 Opus Parkway were classified as held for sale at their respective depreciated book values (see Note 12, Assets Held for Sale and Discontinued Operations, for additional detail). Both 5995 Opus Parkway and Emerald Point were sold in January 2012.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional details).
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
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
As further described below, in-place leases with Columbia Property Trust as the lessor may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

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

As of December 31, 2012 and 2011, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2012	Gross	$86,696	$459,931	$437,857	$182,624
	Accumulated Amortization	(56,259)	(248,600)	(230,930)	(84,326)
	Net	$30,437	$211,331	$206,927	$98,298
December 31, 2011	Gross	$109,457	$515,322	$468,017	$163,907
	Accumulated Amortization	(68,706)	(265,844)	(236,679)	(74,326)
	Net	$40,751	$249,478	$231,338	$89,581
During 2012, 2011, and 2010, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ended December 31,
2012	$8,900	$48,997	$42,866	$15,324
2011	$14,244	$62,902	$50,006	$17,203
2010	$17,445	$60,666	$50,433	$14,472
The remaining net intangible assets and liabilities as of December 31, 2012 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2013	$6,629	$39,767	$39,383	$14,795
2014	6,224	35,771	36,425	14,362
2015	5,810	32,018	32,980	12,828
2016	5,665	25,676	26,382	10,398
2017	2,514	18,635	19,495	8,306
Thereafter	3,595	59,464	52,262	37,609
	$30,437	$211,331	$206,927	$98,298
Weighted-Average Amortization Period	4 years	6 years	6 years	7 years
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of December 31, 2012 and 2011, net of accumulated amortization of $11.0 million and $8.9 million as of December 31, 2012 and 2011, respectively. Columbia Property Trust recognized amortization of these assets of approximately $2.1 million for the years ended 2012, 2011, and 2010.

As of December 31, 2012, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the year ending December 31:
2013	$2,069
2014	2,069
2015	2,069
2016	2,069
2017	2,069
Thereafter	89,347
$99,692
Weighted-Average Amortization Period	49 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2012 and 2011.
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
Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of approximately $0.2 million and $0.3 million for 2012 and 2011, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily are comprised of earnest money and deposits paid in connection with future acquisitions and borrowings, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2012, 2011, and 2010, of approximately $3.2 million, $8.4 million, and $4.1 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases. Such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Columbia Property Trust recognized amortization of deferred lease costs of approximately $10.9 million, $6.8 million, and $4.7 million for 2012, 2011, and 2010, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Investments in Development Authority Bonds and Obligations Under Capital Leases
In connection with the acquisition of certain real estate assets, Columbia Property Trust has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Columbia Property Trust upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Columbia Property Trust believes approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income. In December 2012, Columbia Property Trust settled the $60.0 million development authority bond and related obligation under capital lease related to One Glenlake Parkway at expiration. In connection with the September 2010 sale of New Manchester One, the related development and authority bond and capital lease obligation, both equal to $18.0 million, were transferred to the buyer. See Note 12, Discontinued Operations and Assets Held for Sale, for additional details.
Line of Credit and Notes Payable
Certain mortgage notes included in line of credit and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Columbia Property Trust records the loan at fair value with a corresponding adjustment to building. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.
As of December 31, 2012 and 2011, the estimated fair value of Columbia Property Trust's line of credit and notes payable was approximately $1,433.1 million and $1,282.6 million, respectively. Columbia Property Trust estimated the fair values of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of the notes payable were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Bonds Payable
On April 4, 2011, Columbia Property Trust sold $250.0 million of its seven-year unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
The estimated fair value of Columbia Property Trust's 2018 Bonds Payable as of December 31, 2012 and 2011, was approximately $250.9 million and $251.1 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Noncontrolling Interests
Noncontrolling interests represent the equity interests of consolidated subsidiaries that are not owned by Columbia Property Trust. Noncontrolling interests are adjusted for contributions, distributions, and earnings attributable to the noncontrolling interest holders of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint ventures in accordance with the terms of the respective joint venture agreements. Earnings allocated to such noncontrolling interest holders are recorded as net (income) loss attributable to noncontrolling interests in the accompanying consolidated statements of operations.
In April 2012, Columbia Property Trust purchased the remaining 0.7% interest in the One Robbins Road and Four Robbins Road Buildings for $0.3 million from an unaffiliated party. The purchase price approximated the book value of the noncontrolling interest at the time of purchase.
Redeemable Common Stock
Under Columbia Property Trust's share redemption program ("SRP"), the decision to honor redemptions, subject to certain plan requirements and limitations, falls outside the control of Columbia Property Trust. As a result, Columbia Property Trust records redeemable common stock in the temporary equity section of its consolidated balance sheet. Total redemptions (including those tendered within two years of a stockholder's death) are limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds raised under the DRP during such calendar year and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Therefore, Columbia Property Trust measures redeemable common stock at the greater of these limits (or, for the periods presented in this report, 5.0% of the weighted-average number of shares outstanding in the prior calendar year, multiplied by the maximum price at which future shares could be redeemed), less the amount incurred to redeem shares during the current calendar year. The maximum price at which shares could be redeemed

(i.e., in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility) was measured at the most recently reported net asset value per share of $7.33 and $7.47 as of December 31, 2012 and 2011, respectively.
Preferred Stock
Columbia Property Trust is authorized to issue up to 100.0 million shares of one or more classes or series of preferred stock with a par value of $0.01 per share. Columbia Property Trust's board of directors may determine the relative rights, preferences, and privileges of each class or series of preferred stock issued, which may be more beneficial than the rights, preferences, and privileges attributable to Columbia Property Trust's common stock. To date, Columbia Property Trust has not issued any shares of preferred stock.
Common Stock
The par value of Columbia Property Trust's issued and outstanding shares of common stock is classified as common stock, with the remainder allocated to additional paid-in capital.
Distributions
To maintain its status as a REIT, Columbia Property Trust is required by the Internal Revenue Code of 1986, as amended (the "Code"), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders ("REIT taxable income"). Distributions to the stockholders are determined by the board of directors of Columbia Property Trust and are dependent upon a number of factors relating to Columbia Property Trust, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Columbia Property Trust's status as a REIT under the Code.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2012 and 2011 (in thousands):

		Estimated Fair Value as of
		December 31,
Instrument Type	Balance Sheet Classification	2012	2011
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(5,305)	$—
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(13,109)	$(1,722)
Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(18.4) million and $(1.7) million at December 31, 2012 and 2011, respectively.

	Years ended December 31,
	2012	2011
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(5,305)	$11,223
Loss on interest rate swap recognized through earnings	$(1,225)	$(38,383)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Revenue Recognition
All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized once the tenant has lost the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement.
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2012, 2011, and 2010.
Columbia Property Trust owns a full-service hotel through a taxable REIT subsidiary. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.
Earnings Per Share
Basic earnings per share is calculated as net income attributable to the common stockholders of Columbia Property Trust divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share equals basic earnings per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Columbia Property Trust's director stock options exceeds the current offering price of Columbia Property Trust's common stock, the impact of assuming that the outstanding director stock options have been exercised is anti-dilutive. Therefore, basic earnings per share equals diluted earnings per share for each of the periods presented.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Code, and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Columbia Property Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Columbia Property Trust generally is not subject to income tax on income it distributes to stockholders. Columbia Property Trust's stockholder distributions typically exceed its taxable income due to the inclusion of noncash expenses, such as depreciation, in taxable income. As a result, Columbia Property Trust typically does not incur federal income taxes other than as described in the following paragraph. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Wells TRS II, LLC ("Wells TRS"); Wells KCP TRS, LLC ("Wells KCP TRS"); and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Operating Segments
Columbia Property Trust operates in a single reporting segment, and the presentation of Columbia Property Trust's financial condition and performance is consistent with the way in which Columbia Property Trust's operations are managed.
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation, including assets held for sale and discontinued operations (see Note 12, Assets Held for Sale and Discontinued Operations).

3.	Real Estate Transactions
Acquisitions
During 2012 and 2011, Columbia Property Trust acquired interests in the following properties (in thousands):

Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Deferred Lease Costs	Intangible Lease Assets	Intangible Lease Origination	Below- Market Lease Liability	Notes Payable Step Up	Swap	Total Purchase Price	Lease Details
2012
333 Market Street	San Francisco	CA	12/21/2012	$114,483	$273,203	$—	$19,637	$26,824	$(25,507)	$(1,830)	$(11,560)	$395,250	(1)
				$114,483	$273,203	$—	$19,637	$26,824	$(25,507)	$(1,830)	$(11,560)	$395,250
2011
Market Square Buildings	Washington, DC	N/A	3/7/2011	$152,629	$412,548	$—	$45,858	$12,031	$(19,680)	$—	$—	$603,386	(2)
544 Lakeview(3)	Vernon Hills	IL	4/1/2011	3,006	3,100	—	—	—	—	—	—	6,106	(4)
				$155,635	$415,648	$—	$45,858	$12,031	$(19,680)	$—	$—	$609,492

(1)	As of the acquisition date, 333 Market Street was 100% leased to Wells Fargo Bank, N.A. through 2026.

(2)	As of the acquisition date, the Market Square Buildings were 96.2% leased to 41 tenants, including Fulbright and Jaworski (18.8%), Shearman and Sterling (16.6%), and Edison Electric Institute (11.3%).

(3)
Columbia Property Trust acquired a 50.0% controlling interest in a consolidated joint venture that owns 100.0% of 544 Lakeview, by paying $0.9 million in cash and assuming (i) a mortgage note of $9.1 million, which was included on the consolidated balance sheets as of September 30, 2011, net of discount of $0.4 million, and (ii) escrow balances of approximately $3.2 million.

(4)	As of the acquisition date, the Lakeview Building was vacant.
The acquisitions of 333 Market Street and 544 Lakeview are immaterial and, as a result, pro forma financial information is not provided.
Financial information for Market Square Buildings Acquisition
Columbia Property Trust recognized revenues of $38.7 million and a net loss of $16.2 million from the Market Square Buildings acquisition for the period from March 7, 2011 through December 31, 2011. The net loss includes acquisition-related expenses of $9.4 million. Please refer to Note 2, Summary of Significant Accounting Policies, for a discussion of the estimated useful life for each asset class.

The following unaudited pro forma statements of operations presented for the years ended December 31, 2011 and 2010, have been prepared for Columbia Property Trust to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2010. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2010 (in thousands):

	Years ended December 31,
	2011	2010
Revenues (1)	$585,129	$555,161
Net income attributable to common stockholders	$53,567	$1,974

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Assets Held for Sale and Discontinued Operations).

Dispositions
On December 12, 2012, Columbia Property Trust closed on the Nine Property Sale for $260.5 million, exclusive of closing costs to an unaffiliated third party. The following properties make up the portfolio of assets sold in the Nine Property Sale: One West Fourth Street, 180 E 100 South, Baldwin Point, Tampa Commons, Lakepointe 5, Lakepointe 3, 11950 Corporate Boulevard, Edgewater Corporate Center, and 2000 Park Lane. In connection with changing the disposition strategy for these assets, Columbia Property Trust recorded an impairment loss of $18.5 million on the 180 E 100 South property in the third quarter of 2012.  After reflecting this impairment loss, upon closing in the fourth quarter of 2012, the Nine Property Sale yielded a net gain of $3.2 million, which is included in income from discontinued operations in the accompanying consolidated statement of operations.
In January 2012, Columbia Property Trust closed on the sale of the Emerald Point Building for $37.3 million, exclusive of transaction costs, and on the sale of the 5995 Opus Parkway for $22.8 million, exclusive of transaction costs, resulting in a gain on disposition of discontinued operations of $16.9 million.
On September 6, 2011, Columbia Property Trust transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt.
For further discussion of impairment related to these dispositions, see section Evaluating the Recoverability of Real Estate Assets of Note 2, Summary of Significant Accounting Policies. For further discussion of the financial impact of these dispositions see Note 12, Assets Held for Sale and Discontinued Operations.

4.	Line of Credit and Notes Payable
As of December 31, 2012 and 2011, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

	Rate as of December 31, 2012		Term Debt or Interest Only			Outstanding Balance as of December 31,
Facility					Maturity	2012	2011
$450 Million Term Loan	LIBOR + 185 bp	(1)	Interest only		2/3/2016	$450,000	$—
Market Square Buildings mortgage note	5.07%		Interest only		7/1/2023	325,000	325,000
333 Market Street Building mortgage note	LIBOR + 202 bp	(2)	Interest only		7/1/2015	208,308	—
100 East Pratt Street Building mortgage note	5.08%		Interest only		6/11/2017	105,000	105,000
Wildwood Buildings mortgage note	5.00%		Interest only		12/1/2014	90,000	90,000
263 Shuman Boulevard Building mortgage note	5.55%		Interest only		7/1/2017	49,000	49,000
JPMorgan Chase Credit Facility	2.62%	(3)	Interest only		5/7/2015	42,000	484,000
SanTan Corporate Center mortgage notes	5.83%		Interest only		10/11/2016	39,000	39,000
One Glenlake Building mortgage note (4)	5.80%		Term debt		12/10/2018	37,204	—
Three Glenlake Building mortgage note	LIBOR + 90 bp	(5)	Interest only	(6)	7/31/2013	26,264	25,958
215 Diehl Road Building mortgage note	5.55%		Interest only		7/1/2017	21,000	21,000
544 Lakeview Building mortgage note	5.54%		Interest only		12/1/2014	8,842	8,707
One West Fourth Street Building mortgage note (4)	5.80%		Term debt		12/10/2018	—	39,555
Highland Landmark Building mortgage note	4.81%		Interest only		1/10/2012	—	33,840
Total indebtedness						$1,401,618	$1,221,060

(1)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the $450 million Term Loan at 2.63% per annum and terminates on February 3, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statements of other comprehensive income.

(2)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the 333 Market Street Building mortgage note at 4.75% per annum and terminates on July 1, 2015. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as loss on interest rate swaps in the accompanying consolidated statements of operations.

(3)
The JPMorgan Chase Bank, N.A. (the "JPMorgan Chase Bank") unsecured debt bears interest at a rate based on, at the option of Columbia Property Trust, LIBOR for one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.25% to 2.05%, or the alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day plus an applicable margin ranging from 1.60% to 2.40%.

(4)	As part of the Nine Property Sale, the outstanding balance on the One West Fourth Street Building mortgage note was transferred to the One Glenlake Building.

(5)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the Three Glenlake Building mortgage note at 5.95% per annum and terminates on July 31, 2013. This interest rate swap agreement does not qualify for hedge accounting treatment; therefore, changes in fair value are recorded as loss on interest rate swaps in the accompanying consolidated statements of operations.

(6)	Interest is due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amount accrues and is added to the outstanding balance of the note over the term.
Unsecured Line of Credit and Term Loan
On February 3, 2012, Columbia Property Trust closed on a four-year, unsecured term loan with a syndicate of banks led by JPMorgan Chase Bank (the "$450 Million Term Loan"), which yielded initial gross proceeds of $375.0 million, provided for two accordion options, both of which have been exercised, resulting in additional gross proceeds of $35.0 million in the second quarter of 2012 and $40.0 million in the third quarter of 2012, for total outstanding borrowings of $450.0 million as of December 31, 2012. The $450 Million Term Loan bears interest at LIBOR, plus an applicable base margin; however, Columbia Property Trust effectively fixed the interest rate and subsequent borrowings under the accordion options (assuming no change in its corporate credit rating) at 2.63% per annum with interest rate swaps executed contemporaneously with the loan and subsequent accordion options. The $450 Million Term Loan matures on February 3, 2016, provided that certain conditions are met prior to that date. Furthermore, provided that certain additional conditions are met prior to, and at, maturity, the $450 Million Term Loan will become eligible for a one-year extension upon paying an extension fee equal to 0.15% of the outstanding balance. The total proceeds from the $450 Million Term Loan were used to repay temporary borrowings, and thereby create additional borrowing capacity, under the JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility"). The majority of these temporary borrowings were drawn to settle mortgage loans during the second half of 2011 and during 2012.
In December 2012, in connection with the closing of the purchase of the 333 Market Street Building in San Francisco, California, Columbia Property Trust assumed a $206.5 million mortgage note payable (the "333 Market Street Building mortgage note"), which is secured by the 333 Market Street Building. At the time of acquisition, Columbia Property Trust marked the 333 Market Street Building mortgage note to its fair value of $208.3 million. The fair value of the 333 Market Street Building mortgage note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The 333 Market Street Building mortgage note is due on July 1, 2015, and requires monthly interest-only payments. The 333 Market Street Building mortgage note bears interest at LIBOR; however, the related interest rate swap, also assumed at acquisition, effectively fixes the interest rate at 4.75% per annum.
Columbia Property Trust is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside Columbia Property Trust's core investments of improved office properties located in the United States.
As of December 31, 2012, Columbia Property Trust believes it was in compliance with the restrictive covenants on its outstanding debt obligations.
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of December 31, 2012 and 2011 was approximately $1,433.1 million and $1,282.6 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Extinguishment of Debt
As of December 31, 2012 and 2011, Columbia Property Trust's weighted-average interest rate on its line of credit and notes payable was approximately 4.25% and 4.39%, respectively. Columbia Property Trust made interest payments, including amounts capitalized, of approximately $50.1 million, $45.9 million, and $40.7 million during 2012, 2011, and 2010, respectively, of which approximately $0.5 million was capitalized during 2010.
Debt Maturities
On January 10, 2012, Columbia Property Trust used cash on hand and proceeds from the JPMorgan Chase Credit Facility to fully repay the Highland Landmark Building mortgage note of $33.8 million at its maturity.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit, term loan, and notes payable as of December 31, 2012 (in thousands):

2013	$28,755
2014	101,481
2015	253,104
2016	491,963
2017	178,139
Thereafter	348,176
Total	$1,401,618

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of its seven-year, unsecured 5.875% senior notes at 99.295% of their face value. Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $14.7 million and $7.2 million were made on the 2018 Bonds Payable during 2012 and 2011.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture (the "Indenture") include:

•
limits to Columbia Property Trust's ability to merge or consolidate with another entity or transfer all or substantially all of Columbia Property Trust's property and assets, subject to important exceptions and qualifications;

•	a limitation on the ratio of debt to total assets, as defined, to 60%;

•
limits to Columbia Property Trust's ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters is less than 1.5:1 on a pro forma basis;

•	limits to Columbia Property Trust's ability to incur liens if, on an aggregate basis for Columbia Property Trust, the secured debt amount would exceed 40% of the value of the total assets; and

•	a requirement that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2012, Columbia Property Trust believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable. The 2018 Bonds Payable were originally issued through a private offering.
The estimated fair value of the 2018 Bonds Payable as of December 31, 2012 and 2011 was approximately $250.9 million and $251.1 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements, as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Obligations Under Operating Leases
Columbia Property Trust owns four properties that are subject to ground leases with expiration dates of October 21, 2059; December 31, 2058; February 28, 2062; and July 31, 2099. As of December 31, 2012, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2013	$2,633
2014	2,633
2015	2,633
2016	2,633
2017	2,779
Thereafter	211,464
Total	$224,775
Obligations Under Capital Leases
Certain properties are subject to capital leases of land and/or buildings. Each of these obligations requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2013 and 2021. The required payments under the terms of the leases are as follows as of December 31, 2012 (in thousands):

2013	$499,993
2014	7,200
2015	7,200
2016	7,200
2017	7,200
Thereafter	148,800
677,593
Amounts representing interest	(91,593)
Total	$586,000
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2012, no tenants have exercised such options that had not been materially satisfied.
Litigation
Columbia Property Trust is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Columbia Property Trust records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Columbia Property Trust accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Columbia Property Trust accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Columbia Property Trust discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Columbia Property Trust discloses the nature and estimate of the possible loss of the litigation. Columbia Property Trust does not disclose information with respect to litigation where the possibility of an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Columbia Property Trust. Columbia Property Trust

is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Columbia Property Trust.

7.	Stockholders' Equity
Stock Option Plan
Columbia Property Trust maintains a stock option plan that provides for grants of "nonqualified" stock options to be made to selected employees (the "Stock Option Plan"). A total of 750,000 shares have been authorized and reserved for issuance under the Stock Option Plan. As of December 31, 2012, no stock options have been granted under the plan. The stock option plan terminates on September 22, 2013.
Under the Stock Option Plan, the exercise price per share for the options must be the greater of (1) $11.00 or (2) the fair market value (as defined in the Stock Option Plan) on the date the option is granted. The Conflicts Committee of Columbia Property Trust's board of directors may grant options under the plan. The Conflicts Committee has the authority to set the term and vesting period of the stock options as long as no option has a term greater than five years from the date the stock option is granted. In the event of a corporate transaction or other recapitalization event, the Conflicts Committee will adjust the number of shares, class of shares, exercise price, or other terms of the Stock Option Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Stock Option Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Columbia Property Trust's status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Columbia Property Trust's advisor, directors, officers, or any of their affiliates, would exceed 10% of Columbia Property Trust's outstanding shares. No option may be sold, pledged, assigned, or transferred by an option holder in any manner other than by will or the laws of descent or distribution.
Independent Director Stock Option Plan
Columbia Property Trust maintains an independent director stock option plan that provides for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). On April 24, 2008, the Conflicts Committee of the Board of Directors suspended the Independent Director Stock Option Plan in connection with the registration of a public offering of shares of its common stock in certain states. A total of 100,000 shares have been authorized and reserved for issuance under the Director Plan.
Under the Director Plan, options to purchase 2,500 shares of common stock at $12.00 per share were granted upon initially becoming an independent director of Columbia Property Trust. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director was granted options to purchase 1,000 additional shares of common stock at the greater of (1) $12.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the Conflicts Committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Columbia Property Trust's status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Columbia Property Trust's advisor, directors, officers, or any of their affiliates, would exceed 10% of Columbia Property Trust's outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.

A summary of stock option activity under Columbia Property Trust's Director Plan during 2012, 2011, and 2010, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2009	29,500	$12	28,500
Granted	—
Terminated	—
Outstanding as of December 31, 2010	29,500	$12	29,000
Granted	—
Terminated	—
Outstanding as of December 31, 2011	29,500	$12	29,500
Granted	—
Terminated	—
Outstanding as of December 31, 2012	29,500	$12	29,500
Columbia Property Trust has evaluated the fair values of options granted under the Columbia Property Trust Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2012 was approximately 2.5 years.
Distribution Reinvestment Plan
Columbia Property Trust maintains a distribution reinvestment plan that allows common stockholders to elect to reinvest an amount equal to the distributions declared on their common shares in additional shares of Columbia Property Trust's common stock in lieu of receiving all of cash distributions. Under the DRP, shares may be purchased by participating stockholders at 95.5% of the estimated per-share value ($7.00). Participants in the DRP may purchase fractional shares so that 100% of the distributions will be used to acquire shares of Columbia Property Trust's stock. The board of directors, by majority vote, may amend or terminate the DRP for any reason, provided that any amendment that adversely affects the rights or obligations of a participant (as determined in the sole discretion of the board of directors) will only take effect upon 10 days' written notice to participants.
Share Redemption Program
Columbia Property Trust maintains a share redemption program, or SRP, that allows stockholders who acquired their shares directly from Columbia Property Trust to redeem their shares, subject to certain conditions and limitations as described in the SRP. Total shares of approximately 15.1 million and 9.4 million were redeemed under the SRP during 2012 and 2011, respectively.
Columbia Property Trust limits the dollar value and number of shares that may be redeemed under the SRP as follows:

•
First, Columbia Property Trust will limit requests for all redemptions (other than those sought within two years of a stockholder's death) on a pro rata basis so that the aggregate of such redemptions during any calendar year will not exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Requests precluded by this test will not be considered in the test below.

•
In addition, if necessary, Columbia Property Trust will limit all redemption requests, including those sought within two years of a stockholder's death, on a pro rata basis so that the aggregate of such redemptions during any calendar year would not exceed the greater of 100% of the net proceeds from its DRP during the calendar year, or 5.0% of weighted-average number of shares outstanding in the prior calendar year.

Effective November 8, 2012, the price paid for shares redeemed under the SRP in cases of death, "qualifying disability," or qualification for federal assistance for confinement to a "long-term care facility," changed from $7.47, the estimated per share value as of September 30, 2011, to $7.33, the estimated per-share value as of September 30, 2012. The price paid for all Ordinary Redemptions (as defined in the SRP) is $6.25 per share.

8.Operating Leases
Columbia Property Trust's real estate assets are leased to tenants under operating leases for which the terms vary, including certain provisions to extend the lease agreement, options for early terminations, subject to specified penalties, and other terms and conditions as negotiated. Columbia Property Trust retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant; however, such deposits generally are not significant. Therefore, exposure to credit risk exists to the extent that the receivables exceed this amount. Security deposits related to tenant leases are included in accounts payable, accrued expenses, and accrued capital expenditures in the accompanying consolidated balance sheets.
Based on 2012 annualized lease revenue, AT&T comprised approximately 9% of Columbia Property Trust's portfolio as of December 31, 2012. Tenants in the legal services, banking industries, and communications industries each comprise 15%, 14%, and 10%, respectively, of Columbia Property Trust's 2012 annualized base rent. Columbia Property Trust's properties are located in 19 states; the District of Columbia; and Moscow, Russia.
As of December 31, 2012, approximately 14%, 11%, and 10% of Columbia Property Trust's office properties are located in metropolitan Atlanta, the District of Columbia, and Northern New Jersey, respectively.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2012, is as follows (in thousands):

2013	$418,995
2014	422,738
2015	408,386
2016	381,546
2017	308,358
Thereafter	1,214,588
Total	$3,154,611

9.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years ended December 31,
	2012	2011	2010
Other assets assumed upon acquisition of properties	$130	$3,202	$—
Other liabilities assumed upon acquisition of property	$—	$1,174	$—
Interest rate swap assumed upon acquisition of property	$11,560	$—	$—
Notes payable assumed at acquisition	$208,330	$8,607	$—
Noncash interest accruing to notes payable	$306	$15,891	$14,922
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$(5,305)	$—	$9,485
Accrued capital expenditures and deferred lease costs	$16,325	$7,751	$2,210
Commissions on stock sales and related dealer-manager fees due to affiliate	$—	$—	$4
Accrued deferred financing costs	$35	$48	$—
Accrued redemptions of common stock	$3,655	$1,640	$14
Settlement of redeemable controlling interest through issuance of common stock	$—	$14	$—
Discounts applied to issuance of common stock	$—	$—	$4,542
Settlement of Manhattan Towers mortgage note by transferring property to lender	$—	$75,000	$—
Transfer of development authority bonds	$60,000	$—	$18,000
Nonrefundable earnest money for property sales	$—	$880	$—
Decrease in redeemable common stock	$13,621	$48,042	$644,655

10.	Related-Party Transactions and Agreements
Advisory Agreement
During the periods presented through February 28, 2013, Columbia Property Trust was party to uninterrupted advisory agreements with WREAS II, pursuant to which WREAS II acted as Columbia Property Trust's external advisor and performed certain key functions on behalf of Columbia Property Trust, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement”). WREAS II executed master services agreements with Wells Capital, Inc. ("Wells Capital") and Wells Management, wherein WREAS II could retain the use of Wells Capital's and Wells Management's employees, as necessary, to perform the services required under the Advisory Agreement, and in return, would reimburse Wells Capital and Wells Management for the associated personnel costs. Further, under the terms of the Advisory Agreement, Wells Real Estate Funds, Inc. ("WREF") guaranteed WREAS II's performance of services and any amounts payable to Columbia Property Trust in connection therewith. As discussed in detail below, in connection with Columbia Property Trust's transition to a self-managed structure, the most recent advisory agreement dated December 28, 2012 (the "Renewal Advisory Agreement") was terminated effective February 28, 2013.
Under the terms of the Advisory Agreement, Columbia Property Trust incurred fees and reimbursements payable to WREAS II and its affiliates for services as described below:

•
Asset management fees were incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Columbia Property Trust (other than those that failed to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Columbia Property Trust's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.7 million (or $32.5 million annualized), as of the last day of each preceding month. From April 2011 through June 2012, asset management fees were capped at $2.7 million per month (or $32.5 million annualized) following the March 2011 acquisition of the Market Square Buildings. Effective July 1, 2012, monthly asset management fees charged under the Advisory Agreement were reduced by $83,333 (or, a total savings of $0.5 million for the six months ended December 31, 2012), resulting in a cap of $2.6 million. From July 2012 through December 2012, asset management fees were paid at a cap of $2.6 million per month. Under the Renewal Advisory Agreement, the management fee reduction increased from $83,333 to $166,667 per month for a total potential annual savings to Columbia Property Trust of approximately $1.0 million. With respect to (ii) above, Columbia Property Trust's published net asset-based valuations did not impact asset management fees incurred to date, due to the continued applicability of the caps described above.

•
Reimbursement for all costs and expenses WREAS II and its affiliates incurred in fulfilling its duties as the asset portfolio manager, generally including (i) wages and salaries and other employee-related expenses of WREAS II and its affiliates' employees, who performed a full range of real estate services for Columbia Property Trust, including management, administration, operations, and marketing, and were billed to Columbia Property Trust based on the amount of time spent on Columbia Property Trust by such personnel, provided that such expenses were not reimbursed if incurred in connection with services for which WREAS II and its affiliates could have received a disposition fee (described below) or an acquisition fee; and (ii) amounts paid for IRA custodial service costs allocated to Columbia Property Trust accounts. The Advisory Agreement limited the amount of reimbursements to the advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.2 million and $10.0 million, respectively, for the period from January 1, 2012 through December 31, 2012.

•
Effective August 1, 2011, acquisition fees were incurred at 1.0% of property purchase price (excluding acquisition expenses); however, in no event could total acquisition fees for the calendar year exceed 2.0% of total gross offering proceeds. Columbia Property Trust also reimbursed WREAS II and its affiliates for expenses it paid to third parties in connection with acquisitions or potential acquisitions. Under the Renewal Advisory Agreement, acquisition fees payable to WREAS II for 2012 and 2013 had an aggregate cap of $1.5 million, discussed below, Columbia Property Trust paid acquisition fees of $1.5 million related to the acquisition on the 333 Market Street Building in San Francisco, California, in December 2012, and as a result, no additional acquisition fees are required to be paid by Columbia Property Trust to WREAS II in 2013.

•
For any property sold by Columbia Property Trust, other than part of a "bulk sale" of assets, as defined, a disposition fee equal to 1.0% of the sales price, with the limitation that the total real estate commissions (including such disposition fee) for any Columbia Property Trust property sold may not exceed the lesser of (i) 6.0% of the sales price of each property or (ii) the level of real estate commissions customarily charged in light of the size, type, and location of the property. Under the Renewal Advisory Agreement, the disposition fee payable for the sale of any property for which WREAS II provided substantial services was reduced from 1.0% to the lesser of (i) 0.3% or (ii) the broker fee paid to a third-party broker in connection with the sale. In addition, pursuant to the terms of the Amendment to Transition Services Agreement discussed below, the amount of the disposition fee payable to WREAS II with respect to the Nine Property Sale would equal the amount of the broker fee paid to the third-party broker (approximately 0.5%). In December 2012, Columbia Property Trust paid disposition fees of $1.3 million related to the Nine Property Sale.

•	Reimbursement of organization and offering costs paid by WREAS II and its affiliates on behalf of Columbia Property Trust, not to exceed 2.0% of gross offering proceeds.

•	Effective July 1, 2012, occupancy costs of $21,000 ($252,000 annualized) are incurred for WREAS II's dedicated office space. In 2012, Columbia Property Trust paid occupancy fees of $126,000.
Transition Services Agreement
For the period from July 1, 2012 through December 31, 2013, Columbia Property Trust, WREAS II, and WREF have entered into an agreement for transition services (the "Transition Services Agreement") related to Columbia Property Trust's transition to a self-managed structure, pursuant to which (i) WREF is required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to WREAS II by January 1, 2013; provided that if WREF is not able to transfer certain assets by then, WREF must use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Columbia Property Trust has the option to acquire WREAS II at any time during 2013 (the "WREAS II Assignment Option"). The WREAS II Assignment Option closed as of February 28, 2013. No payment is associated with the assignment; however, Columbia Property Trust is required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to WREAS II to prepare for a successful transition to a self-managed structure. Accordingly, pursuant to the Transition Services Agreement, Columbia Property Trust is obligated to pay WREF a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses is limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement, at the close of the WREAS II Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below. The Transition Services Agreement is terminable if there is a material breach by WREF that is not cured, or if WREF is in an insolvency proceeding. Otherwise, if Columbia Property Trust elects to terminate the agreement early, all remaining payments due under the agreement will be accelerated such that WREF receives $6.0 million in the aggregate.
Amendment to Transition Services Agreement
On December 28, 2012, the Transition Services Agreement was amended (the "Amendment to the Transition Services Agreement")as follows:

•
The company may, at its option, acquire WRES, the entity charged with carrying out property management functions on behalf of WREAS II, for consideration of approximately $2.8 million payable to Wells Real Estate Funds in monthly installments from July 2013 through December 2013 under the Transition Services Agreement (the "WRES Assignment Option"). As further explained in Note 1, Organization, the company closed the above-described option on February 28, 2013.

•
Upon terminating the Advisory Agreement and effecting the WREAS II Assignment Option, Columbia Property Trust will enter into a new investor services agreement with WREF, which provides for the payment of various fees and reimbursement of third-party expenses to WREF (the "Investor Services Agreement") in connection with the provision of such services.

•	Adjustments to acquisition and disposition fees as discussed above.
2012 Investor Services Agreement
Effective July 1, 2012, stockholder and communications services and expense reimbursements related thereto were separated out of the Advisory Agreement and covered under a separate agreement (the "2012 Investor Services Agreement"). The 2012 Investor Services Agreement required WREF to provide the stockholder and communications services to Columbia Property Trust previously provided under the advisory agreement dated March 30, 2011. As the sole consideration for these services, Columbia Property Trust reimbursed WREF for expenses incurred in connection with carrying out such services, subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement and, thus, did not incur a separate fee.
Renewal Investor Services Agreement
The Renewal Investor Services Agreement, which is effective January 1, 2013, is between Columbia Property Trust and WREF (the "Renewal Investor Services Agreement"). The Renewal Advisory Agreement is substantially the same as the investor services agreement that was in effect through December 31, 2012; however, it will terminate upon the earlier to occur of (a) December 31, 2013, and (b) the exercise of the WREAS II Assignment Option. The WREAS II Assignment Option closed as of February 28, 2013, and this agreement terminated on that date.
Investor Services Agreement
Effective February 28, 2013, upon the effective date of the WREAS II Assignment Option, Columbia Property Trust entered into the Investor Services Agreement with WREF, which requires WREF to provide the stockholder and communication services to Columbia Property Trust previously provided for under the 2012 Investor Services Agreement and the Renewal Investor Services Agreement, and provides for Columbia Property Trust to compensate WREF for the services based on a reimbursement of costs and payroll plus a premium.
Consulting Services Agreement
On February 28, 2013, the WREAS II Assignment Option and WRES Assignment Option closed, and in connection therewith, the Renewal Advisory Agreement and Renewal Investor Services Agreement terminated and Columbia Property Trust entered a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates would provide advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement will be monthly fees in the same amount as the asset management fees that would have been paid under the Renewal Advisory Agreement through December 31, 2013, if the Renewal Advisory Agreement was not terminated. If Columbia Property Trust elects to terminate the Consulting Services Agreement early for cause, Columbia Property Trust would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If Columbia Property Trust terminates the Consulting Services Agreement other than for cause, Columbia Property Trust would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.

Property Management, Leasing and Construction Agreement
Columbia Property Trust and WREAS II were party to master property management, leasing, and construction agreements (the "Property Management Agreement"). On February 28, 2013, Columbia Property Trust terminated the Property Management Agreement contemporaneous with acquiring WRES, a subsidiary of WREF, that contains the personnel charged with carrying out property management, leasing, and construction services. As a result, these services will be performed by employees of Columbia Property Trust in the future. While no fee was paid to execute this transaction, pursuant to the Amendment to the Transition Services Agreement discussed above, Columbia Property Trust is obligated to pay additional transition service fees to WREF totaling $2.8 million from July through December 2013 for the transition of property management services to WRES.
During the periods presented, WREAS II received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Columbia Property Trust properties:

•	Property management fees in an amount equal to a percentage negotiated for each property managed by WREAS II of the gross monthly income collected for that property for the preceding month;

•
Leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which Wells Management serves as leasing agent, equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Columbia Property Trust during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month's rent;

•	Fees equal to a specified percentage of up to 5.0% of all construction build-out funded by Columbia Property Trust, given as a leasing concession, and overseen by WREAS II; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.
Wells Management, an affiliate of WREAS II, guaranteed the performance of all of WREAS II's obligations under the Property Management Agreement.
Related Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs during 2012, 2011, and 2010, respectively (in thousands):

	Years ended December 31,
	2012	2011	2010
Asset management fees	$32,000	$32,094	$30,552
Administrative reimbursements, net(1)	11,099	11,609	13,099
Property management fees	4,462	4,546	3,564
Transition services	3,008	—	—
Acquisition fees	1,500	1,307	9,671
Disposition fees	1,311	—	—
Occupancy costs	126	—	—
Construction fees(2)	220	211	185
Commissions, net of discounts(3)(4)	—	—	21,909
Dealer-manager fees, net of discounts(3)	—	—	7,843
Other offering costs(3)	—	—	4,177
Total	$53,726	$49,767	$91,000

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $4.4 million, $4.0 million, and $3.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.

(3)	Commissions, dealer-manager fees, and other offering costs were charged against equity as incurred.

(4)	Substantially all commissions were re-allowed to participating broker/dealers during 2010.

Columbia Property Trust incurred no related-party incentive fees, listing fees, or leasing commissions during 2012, 2011, and 2010, respectively.
Due to Affiliates
The detail of amounts due to WREAS II and its affiliates is provided below as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Administrative reimbursements	$1,360	$217
Asset and property management fees	560	3,112
Total	$1,920	$3,329

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2012, 2011, and 2010 (in thousands) follows:

	2012	2011	2010
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$56,642	$23,266
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	81,681	101,498	96,695
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(24,798)	(11,203)	(1,739)
Net amortization of above-/below-market lease intangibles for financial reporting purposes (less than) in excess of amounts for income tax purposes	(3,423)	(2,960)	3,328
Loss (gain) on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(173)	(35,487)	9,485
Bad debt expense for financial reporting purposes (less than) in excess of amounts for income tax purposes	(5,034)	(229)	2,024
Gains or losses on disposition of real property for financial reporting purposes that are (more) less favorable than amounts for income tax purposes	(61,198)	(16,282)	(433)
Other expenses for financial reporting purposes (less than) in excess of amounts for income tax purposes	7,349	15,603	13,155
Income tax basis net income, prior to dividends-paid deduction	$42,443	$107,582	$145,781
As of December 31, 2012, the tax basis carrying value of Columbia Property Trust's total assets was approximately $6.1 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2012	2011	2010
Ordinary income	16%	39%	45%
Capital gains	—	—	—
Return of capital	84%	61%	55%
Total	100%	100%	100%
As of December 31, 2012, returns for the calendar years 2008 through 2012 remain subject to examination by U.S. or various state tax jurisdictions.

Income taxes for financial reporting purposes differ from the amount computed by applying the statutory federal rate primarily due to the effect of state income taxes (net of federal benefit). A reconciliation of the federal statutory income tax rate to Wells TRS's effective tax rate for December 31, 2012, 2011, and 2010 is as follows:

	Years ended December 31,
	2012	2011	2010
Federal statutory income tax rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	2.12%	0.93%	1.34%
Interest expense related to notes payable step up	6.98%	(2.27)%	—%
Other	—%	0.22%	0.28%
Effective tax rate	43.10%	32.88%	35.62%
As of December 31, 2012 and 2011, Columbia Property Trust had no deferred tax liabilities. As of December 31, 2012 and 2011, respectively, Columbia Property Trust had a deferred tax asset of $0.8 million and $1.3 million included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Columbia Property Trust has assessed its ability to realize this deferred tax asset and determined that it is more likely than not that the deferred tax asset of $0.8 million as of December 31, 2012 is realizable.

12.	Assets Held for Sale and Discontinued Operations
Assets Held for Sale
In accordance with GAAP, assets that meet certain criteria for disposal are required to be classified as "held for sale" in the accompanying balance sheets. Emerald Point, a four-story office building in Dublin, California, and 5995 Opus Parkway, a five-story office building in Minnetonka, Minnesota, were subject to firm sales contracts and, thus, classified as "held for sale" in the accompanying consolidated balance sheet as of December 31, 2011. The Emerald Point sale closed on January 9, 2012, for $37.3 million, exclusive of transaction costs, and the 5995 Opus Parkway sale closed on January 12, 2012, for $22.8 million, exclusive of transaction costs.
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

Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the properties included in the Nine Property Sale, Emerald Point, 5995 Opus Parkway, and the Manhattan Towers property are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenues:
Rental income	$30,644	$39,640	$50,932
Tenant reimbursements	1,598	2,712	6,241
Other property income	—	515	280
	32,242	42,867	57,453
Expenses:
Property operating costs	10,732	15,672	18,495
Asset and property management fees	2,547	2,644	4,048
Depreciation	6,200	9,073	9,945
Amortization	4,585	8,919	14,032
Impairment loss on real estate assets	18,467	5,817	—
General and administrative	198	428	382
Total expenses	42,729	42,553	46,902
Real estate operating (loss) income	(10,487)	314	10,551
Other income (expense):
Interest expense	(2,105)	(5,249)	(7,686)
Interest and other income	1	4	816
Operating (loss) income from discontinued operations	(12,591)	(4,931)	3,681
Gain (loss) on sale of real assets	20,117	—	(161)
Gain on early extinguishment of debt	—	13,522	—
Gain (loss) on disposition of discontinued operations	20,117	13,522	(161)
Income from discontinued operations	$7,526	$8,591	$3,520

13.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011(in thousands, except per-share data):

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues(1)	$142,928	$142,334	$146,486	$144,943
Net income (loss) attributable to common stockholders of Columbia Property Trust, Inc.	$31,131	$10,914	$(5,859)	$11,853
Basic and diluted net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share	$0.06	$0.02	$(0.01)	$0.02
Distributions declared per share	$0.125	$0.125	$0.125	$0.095

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Assets Held for Sale and Discontinued Operations).

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues(1)	$133,913	$143,141	$148,909	$150,426
Net income (loss) attributable to common stockholders of Columbia Property Trust, Inc.	$2,411	$(4,482)	$5,102	$53,611
Basic and diluted net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share	$—	$(0.01)	$0.01	$0.10
Distributions declared per share	$0.125	$0.125	$0.125	$0.125

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Assets Held for Sale and Discontinued Operations).

14.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries, and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5, Bonds Payable) are guaranteed by Columbia Property Trust and certain direct and indirect subsidiaries of each of Columbia Property Trust and Columbia Property Trust OP. On February 3, 2012, in connection with the execution of the $450 Million Term Loan, Columbia Property Trust added two subsidiaries as guarantors to the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, which resulted in the reclassification of prior-period amounts between the guarantor and non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(d), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31, 2012 and 2011 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2012, 2011, and 2010 (in thousands); and its condensed consolidating statements of cash flows for 2012, 2011, and 2010 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$214,425	$568,571	$—	$789,237
Buildings and improvements, net	—	16,513	1,550,988	1,900,717	—	3,468,218
Intangible lease assets, net	—	—	120,311	221,149	—	341,460
Construction in progress	—	5,252	2,268	5,160	—	12,680
Total real estate assets	—	28,006	1,887,992	2,695,597	—	4,611,595
Cash and cash equivalents	20,914	4,822	13,673	14,248	—	53,657
Investment in subsidiaries	3,068,106	2,679,950	—	—	(5,748,056)	—
Tenant receivables, net of allowance	—	22	62,412	75,888	(4,223)	134,099
Prepaid expenses and other assets	178,131	203,589	1,408	26,929	(380,684)	29,373
Deferred financing costs, net	—	8,498	—	1,992	—	10,490
Intangible lease origination costs, net	—	—	105,748	101,179	—	206,927
Deferred lease costs, net	—	68	38,619	60,121	—	98,808
Investment in development authority bonds	—	—	466,000	120,000	—	586,000
Total assets	$3,267,151	$2,924,955	$2,575,852	$3,095,954	$(6,132,963)	$5,730,949
Liabilities:
Line of credit and notes payable	$—	$492,000	$145,974	$1,142,644	$(379,000)	$1,401,618
Bonds payable, net	—	248,678	—	—	—	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	3,645	12,417	26,594	64,425	(4,223)	102,858
Due to affiliates	—	960	1,485	1,159	(1,684)	1,920
Deferred income	—	81	14,619	13,371	—	28,071
Intangible lease liabilities, net	—	—	32,589	65,709	—	98,298
Obligations under capital leases	—	—	466,000	120,000	—	586,000
Total liabilities	3,645	754,136	687,261	1,407,308	(384,907)	2,467,443
Redeemable Common Stock	99,526	—	—	—	—	99,526
Equity:
Total Columbia Property Trust, Inc. stockholders' equity	3,163,980	2,170,819	1,888,591	1,688,646	(5,748,056)	3,163,980
Total equity	3,163,980	2,170,819	1,888,591	1,688,646	(5,748,056)	3,163,980
Total liabilities, redeemable common stock, and equity	$3,267,151	$2,924,955	$2,575,852	$3,095,954	$(6,132,963)	$5,730,949

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$223,522	$480,814	$—	$704,336
Building and improvements, net	—	—	1,635,910	1,837,061	—	3,472,971
Intangible lease assets, net	—	—	153,070	238,919	—	391,989
Construction in progress	—	—	4,224	4,190	—	8,414
Real estate assets held for sale, net	—	—	—	37,508	—	37,508
Total real estate assets	—	—	2,016,726	2,598,492	—	4,615,218
Cash and cash equivalents	11,291	10,597	9,133	8,447	—	39,468
Investment in subsidiaries	3,275,979	2,786,248	—	—	(6,062,227)	—
Tenant receivables, net of allowance	—	—	58,435	77,471	(5,357)	130,549
Prepaid expenses and other assets	177,444	202,126	2,056	29,009	(377,804)	32,831
Deferred financing costs, net	—	8,287	—	1,155	—	9,442
Intangible lease origination costs, net	—	—	133,052	98,286	—	231,338
Deferred lease costs, net	—	—	28,650	39,639	—	68,289
Investment in development authority bonds	—	—	466,000	180,000	—	646,000
Other assets held for sale, net	—	—	—	3,432	—	3,432
Total assets	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567
Liabilities:
Lines of credit and notes payable	$—	$484,000	$147,730	$966,123	$(376,793)	$1,221,060
Bonds payable, net	—	248,426	—	—	—	248,426
Accounts payable, accrued expenses, and accrued capital expenditures	1,652	5,696	24,871	45,487	(5,357)	72,349
Due to affiliates	—	2,779	1,178	383	(1,011)	3,329
Deferred income	—	—	22,280	12,799	—	35,079
Intangible lease liabilities, net	—	—	39,224	50,357	—	89,581
Obligations under capital leases	—	—	466,000	180,000	—	646,000
Liabilities held for sale	—	—	—	624	—	624
Total liabilities	1,652	740,901	701,283	1,255,773	(383,161)	2,316,448
Redeemable Common Stock	113,147	—	—	—	—	113,147
Equity:
Total Columbia Property Trust, Inc. stockholders' equity	3,349,915	2,266,357	2,012,769	1,779,841	(6,062,227)	3,346,655
Nonredeemable noncontrolling interests	—	—	—	317	—	317
Total equity	3,349,915	2,266,357	2,012,769	1,780,158	(6,062,227)	3,346,972
Total liabilities, redeemable common stock, and equity	$3,464,714	$3,007,258	$2,714,052	$3,035,931	$(6,445,388)	$5,776,567

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,649	$220,603	$223,674	$(3,642)	$442,284
Tenant reimbursements	—	103	40,444	66,773	(2,457)	104,863
Hotel income	—	—	—	23,049	—	23,049
Other property income	—	86	4,230	2,775	(596)	6,495
	—	1,838	265,277	316,271	(6,695)	576,691
Expenses:
Property operating costs	—	1,634	67,104	107,695	(2,967)	173,466
Hotel operating costs	—	—	—	22,004	(3,642)	18,362
Asset and property management fees:
Related-party	29,933	58	2,234	3,310	(1,141)	34,394
Other	—	—	1,412	1,414	—	2,826
Depreciation	—	710	52,733	60,664	—	114,107
Amortization	—	357	47,718	49,574	—	97,649
Impairment loss on real estate assets	—	—	—	—	—	—
General and administrative	49	21,436	2,369	1,309	—	25,163
Acquisition fees and expenses	—	—	—	1,876	—	1,876
	29,982	24,195	173,570	247,846	(7,750)	467,843
Real estate operating (loss) income	(29,982)	(22,357)	91,707	68,425	1,055	108,848
Other income (expense):
Interest expense	—	(32,469)	(40,239)	(58,622)	24,939	(106,391)
Interest and other income	7,988	16,960	29,229	10,633	(24,939)	39,871
Loss on interest rate swaps	—	—	—	(1,225)	—	(1,225)
Income (loss) from equity investment	70,033	95,902	—	—	(165,935)	—
	78,021	80,393	(11,010)	(49,214)	(165,935)	(67,745)
Income (loss) before income tax benefit (expense)	48,039	58,036	80,697	19,211	(164,880)	41,103
Income tax benefit (expense)	—	(14)	(200)	(372)	—	(586)
Income (loss) from continuing operations	48,039	58,022	80,497	18,839	(164,880)	40,517
Discontinued operations:
Operating income (loss) from discontinued operations	—	—	2,632	(15,223)	—	(12,591)
(Loss) gain on disposition of discontinued operations	—	—	(383)	20,500	—	20,117
Income from discontinued operations	—	—	2,249	5,277	—	7,526
Net income (loss)	48,039	58,022	82,746	24,116	(164,880)	48,043
Net income (loss) attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$58,022	$82,746	$24,112	$(164,880)	$48,039

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$227,439	$219,366	$(4,898)	$441,907
Tenant reimbursements	—	—	41,195	61,749	—	102,944
Hotel income	—	—	—	20,600	—	20,600
Other property income	—	145	433	11,041	(681)	10,938
	—	145	269,067	312,756	(5,579)	576,389
Expenses:
Property operating costs	—	—	67,598	100,365	(536)	167,427
Hotel operating costs	—	—	—	22,292	(4,898)	17,394
Asset and property management fees:
Related-party	29,511	—	1,654	3,548	(145)	34,568
Other	—	—	1,838	949	—	2,787
Depreciation	—	—	52,714	57,985	—	110,699
Amortization	—	—	51,320	60,145	—	111,465
General and administrative	43	18,124	2,106	3,462	—	23,735
Acquisition fees and expenses	1,307	—	—	9,943	—	11,250
	30,861	18,124	177,230	258,689	(5,579)	479,325
Real estate operating (loss) income	(30,861)	(17,979)	91,837	54,067	—	97,064
Other income (expense):
Interest expense	—	(28,329)	(43,015)	(52,572)	17,611	(106,305)
Interest and other income (expense)	2,129	17,830	29,231	10,816	(17,611)	42,395
Loss on interest rate swaps	—	—	—	(38,383)	—	(38,383)
Income (loss) from equity investment	85,374	118,245	—	—	(203,619)	—
Gain on the early extinguishment of debt	—	—	—	53,018	—	53,018
	87,503	107,746	(13,784)	(27,121)	(203,619)	(49,275)
Income (loss) before income tax (expense) benefit	56,642	89,767	78,053	26,946	(203,619)	47,789
Income tax (expense) benefit	—	—	(303)	579	—	276
Income (loss) from continuing operations	56,642	89,767	77,750	27,525	(203,619)	48,065
Discontinued operations:
Operating income (loss) from discontinued operations	—	—	2,714	(7,645)	—	(4,931)
Gain on disposition of discontinued operations	—	—	—	13,522	—	13,522
Income from discontinued operations	—	—	2,714	5,877	—	8,591
Net income (loss)	56,642	89,767	80,464	33,402	(203,619)	56,656
Less: net income attributable to noncontrolling interests	—	—	—	(14)	—	(14)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$56,642	$89,767	$80,464	$33,388	$(203,619)	$56,642

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2010
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$222,667	$178,330	$(4,875)	$396,122
Tenant reimbursements	—	—	39,766	53,646	—	93,412
Hotel income	—	—	—	19,819	—	19,819
Other property income	—	184	324	1,471	(818)	1,161
	—	184	262,757	253,266	(5,693)	510,514
Expenses:
Property operating costs	—	—	66,426	85,717	(634)	151,509
Hotel operating costs	—	—	—	21,910	(4,875)	17,035
Asset and property management fees:
Related-party	26,831	—	1,407	2,916	(184)	30,970
Other	—	—	2,027	1,218	—	3,245
Depreciation	—	—	50,199	42,414	—	92,613
Amortization	—	—	53,305	50,232	—	103,537
General and administrative	75	20,834	925	1,382	—	23,216
Acquisition fees and expenses	9,670	—	206	903	—	10,779
	36,576	20,834	174,495	206,692	(5,693)	432,904
Real estate operating (loss) income	(36,576)	(20,650)	88,262	46,574	—	77,610
Other income (expense):
Interest expense	—	(5,456)	(47,649)	(44,606)	15,673	(82,038)
Interest and other income	1,116	15,721	29,236	12,683	(15,673)	43,083
Loss on interest rate swaps	—	—	—	(19,061)	—	(19,061)
Income (loss) from equity investment	58,726	58,906	—	—	(117,632)	—
	59,842	69,171	(18,413)	(50,984)	(117,632)	(58,016)
Income (loss) before income tax (expense) benefit	23,266	48,521	69,849	(4,410)	(117,632)	19,594
Income tax (expense) benefit	—	—	(230)	456	—	226
Income (loss) from continuing operations	23,266	48,521	69,619	(3,954)	(117,632)	19,820
Discontinued operations:
Operating income from discontinued operations	—	—	2,769	912	—	3,681
Loss on disposition of discontinued operations	—	—	—	(161)	—	(161)
Income from discontinued operations	—	—	2,769	751	—	3,520
Net income (loss)	23,266	48,521	72,388	(3,203)	(117,632)	23,340
Less: net income attributable to noncontrolling interests	—	(1)	—	(73)	—	(74)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$23,266	$48,520	$72,388	$(3,276)	$(117,632)	$23,266

Consolidating Statements of Comprehensive Income (in thousands)

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$58,022	$82,746	$24,112	$(164,880)	$48,039
Market value adjustment to interest rate swap	(5,305)	(5,305)	—	—	5,305	(5,305)
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	42,734	52,717	82,746	24,112	(159,575)	42,734
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$42,734	$52,717	$82,746	$24,116	$(159,575)	$42,738

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$56,642	$89,767	$80,464	$33,388	$(203,619)	$56,642
Market value adjustment to interest rate swap	11,223	—	—	11,223	(11,223)	11,223
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	67,865	89,767	80,464	44,611	(214,842)	67,865
Comprehensive income attributable to noncontrolling interests	—	—	—	14	—	14
Comprehensive income (loss)	$67,865	$89,767	$80,464	$44,625	$(214,842)	$67,879

	For the year ended December 31, 2010
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$23,266	$48,520	$72,388	$(3,276)	$(117,632)	$23,266
Market value adjustment to interest rate swap	(3,110)	—	—	(3,110)	3,110	(3,110)
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	20,156	48,520	72,388	(6,386)	(114,522)	20,156
Comprehensive income attributable to noncontrolling interests	—	1	—	73	—	74
Comprehensive income (loss)	$20,156	$48,521	$72,388	$(6,313)	$(114,522)	$20,230

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$(49)	$(83,489)	$191,117	$145,260	$252,839

Cash flows from investing activities:
Net proceeds from sale of real estate	30,441	273,823	—	—	304,264
Investment in real estate and related assets	—	(193,410)	(33,488)	(46,319)	(273,217)
Net cash provided by (used in) investing activities	30,441	80,413	(33,488)	(46,319)	31,047

Cash flows from financing activities:
Borrowings, net of fees	—	595,731	—	(929)	594,802
Repayments	—	(591,000)	—	(36,191)	(627,191)
Issuance of common stock, net of redemptions and fees	18,996	—	—	—	18,996
Distributions	(256,020)	—	—	(15)	(256,035)
Intercompany transfers, net	216,255	(7,430)	(153,089)	(55,736)	—
Redemption of noncontrolling interest	—	—	—	(301)	(301)
Net cash used in financing activities	(20,769)	(2,699)	(153,089)	(93,172)	(269,729)

Net increase (decrease) in cash and cash equivalents	9,623	(5,775)	4,540	5,769	14,157
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	32	32
Cash and cash equivalents, beginning of period	11,291	10,597	9,133	8,447	39,468
Cash and cash equivalents, end of period	$20,914	$4,822	$13,673	$14,248	$53,657

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$508	$(78,219)	$207,710	$149,159	$279,158

Cash flows from investing activities:
Investment in real estate and related assets	(606,116)	—	(19,588)	(40,386)	(666,090)
Net cash used in investing activities	(606,116)	—	(19,588)	(40,386)	(666,090)

Cash flows from financing activities:
Borrowings, net of fees	—	1,454,978	—	324,364	1,779,342
Repayments	—	(806,500)	(63,396)	(298,382)	(1,168,278)
Issuance of common stock, net of redemptions and fees	47,397	—	—	—	47,397
Distributions	(270,720)	—	—	(44)	(270,764)
Intercompany transfers	831,941	(570,649)	(125,681)	(135,611)	—
Redemptions of noncontrolling interest	—	(87)	—	—	(87)
Net cash provided by (used in) financing activities	608,618	77,742	(189,077)	(109,673)	387,610

Net increase (decrease) in cash and cash equivalents	3,010	(477)	(955)	(900)	678
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(92)	(92)
Cash and cash equivalents, beginning of period	8,281	11,074	10,088	9,439	38,882
Cash and cash equivalents, end of period	$11,291	$10,597	$9,133	$8,447	$39,468

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2010
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$(9,745)	$(47,814)	$191,570	$136,095	$270,106

Cash flows from investing activities:
Net proceeds from the sale of real estate	15,219	—	—	—	15,219
Investment in real estate and related assets	(11,632)	(286,727)	(11,852)	(17,716)	(327,927)
Net cash provided by (used in) investing activities	3,587	(286,727)	(11,852)	(17,716)	(312,708)

Cash flows from financing activities:
Borrowings, net of fees	—	80,662	—	—	80,662
Repayments	—	(16,000)	(90,000)	(56,742)	(162,742)
Issuance of common stock, net of redemptions and fees	375,716	—	—	—	375,716
Distributions	(313,815)	—	—	(250)	(314,065)
Intercompany transfers	(108,381)	256,712	(89,187)	(59,144)	—
Redemptions of noncontrolling interest	—	—	—	—	—
Net cash provided by (used in) financing activities	(46,480)	321,374	(179,187)	(116,136)	(20,429)

Net increase (decrease) in cash and cash equivalents	(52,638)	(13,167)	531	2,243	(63,031)
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(812)	(812)
Cash and cash equivalents, beginning of period	60,919	24,241	9,557	8,008	102,725
Cash and cash equivalents, end of period	$8,281	$11,074	$10,088	$9,439	$38,882

15.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and notes the following item in addition to those disclosed elsewhere in this report:
Chairman of the Board
On January 1, 2013, the board of directors ("the Board") unanimously appointed John L. Dixon as its Chairman, succeeding the former Chairman of the Board, Leo F. Wells, III. Mr. Wells and the other board members believe that having an independent Board Chairman is in keeping with corporate governance best practices and will benefit the company as it continues to prepare for a successful liquidity event. Mr. Wells, who will continue to serve the company as a member of the board, had served as Chairman of the Board since the company's inception and previously served as president of the company from its inception until July 2010. Mr. Dixon has served the company as an independent director since 2008 and brings more than 40 years of experience in the financial services industry to the leadership of the company.
Executive Officers

•
Effective February 28, 2013, Douglas P. Williams resigned as an executive officer of the company, including his positions as Executive Vice President, Secretary, Treasurer, and Principal Financial Officer. Mr. Williams also indicated that, for personal reasons, he would not stand for re-election as a director.  Mr. Williams informed us of these decisions on February 25, 2013.  Mr. Williams will remain an executive officer of WREF.

•
Effective February 28, 2013, the board of directors unanimously appointed Wendy W. Gill as an executive officer to succeed Mr. Williams as the company's Treasurer and Principal Accounting Officer, and to serve as the company's interim Principal

Financial Officer. Ms. Gill currently serves as Columbia Property Trust's Senior Vice President of Corporate Operations and Chief Accounting Officer.
Name Change and Other Related Changes
On February 25, 2013, the company filed Articles of Amendment with the Maryland State Department of Assessments and Taxation (the "SDAT") to change its name from Wells Real Estate Investment Trust II, Inc. to Columbia Property Trust, Inc. The name change was approved by the board of directors and effective upon filing with the SDAT. In connection with the name change, Columbia Property Trust also changed the name of its operating partnership to Columbia Property Trust Operating Partnership, L.P.; WREAS II to Columbia Property Trust Advisory Services, LLC; and WRES to Columbia Property Trust Services, LLC. Columbia Property Trust expects to effect a similar name change for the TRS Entities in the near future.
On February 26, 2013, in connection with the name change and transition to self-management, the board of directors approved certain amendments to the bylaws, the share redemption program, and the corporate governance documents to be effective as of February 28, 2013. Columbia Property Trust amended its bylaws to reflect the new name and management structure, as well as to conform with changes made to the charter as approved at its Annual Meeting of Stockholders on July 18, 2012. Columbia Property Trust amended its share redemption program to change the company name, update the contact information for redemption requests, and adjust how pro-rata redemptions are handled. In addition, Columbia Property Trust amended its Corporate Governance Guidelines, Nominating and Corporate Governance Committee Charter, Audit Committee Charter, Code of Ethics, Whistleblower Policy, and Insider Trader Policy to reflect the new name, as well as to reflect the new management structure. The corporate governance documents are available on the company's website at www.columbiapropertytrust.com.
Commencement of Self-Management
On February 28, 2013, the WREAS II Assignment Option and WRES Assignment Option closed, and in connection therewith, the Renewal Advisory Agreement and Renewal Investor Services Agreement terminated.
Investor Services Agreement
Effective February 28, 2013, upon the closing of the WREAS II Assignment Option, Columbia Property Trust entered into the Investor Services Agreement with WREF, which requires WREF to provide the stockholder and communication services to Columbia Property Trust previously provided for under the 2012 Investor Services Agreement and the Renewal Investor Services Agreement, and provides for Columbia Property Trust to compensate WREF for the services based on a reimbursement of costs and payroll plus a premium.
Consulting Services Agreement
On February 28, 2013, Columbia Property Trust entered a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that WREAS II and its affiliates provided advisory services under the Renewal Advisory Agreement. Payments under the Consulting Services Agreement will be monthly fees in the same amount as the asset management fees that would have been paid under the Renewal Advisory Agreement through December 31, 2013, if the Renewal Advisory Agreement was not terminated. If Columbia Property Trust elects to terminate the Consulting Services Agreement early for cause, Columbia Property Trust would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If Columbia Property Trust terminates the Consulting Services Agreement other than for cause, Columbia Property Trust would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013.

Columbia Property Trust, Inc.
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
December 31, 2012
(in thousands)

								Gross Amount at Which Carried at December 31, 2012						Life on Which Depreciation and Amortization is Computed (f)
				Initial Costs
Description	Location	Ownership Percentage	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
WEATHERFORD CENTER HOUSTON	Houston, TX	100%	None	$6,100	$28,905	$35,005	$(1,460)	$6,241	$27,304	$33,545	$5,539	1980	2/10/2004	0 to 40 years
333 & 777 REPUBLIC DRIVE	Allen Park, MI	100%	None	4,400	12,716	17,116	(781)	4,502	11,833	16,335	2,876	2000	3/31/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None	5,570	38,218	43,788	(5,229)	5,627	32,932	38,559	8,504	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None	10,802	62,595	73,397	2,267	11,050	64,614	75,664	33,886	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	37,204	5,846	66,681	72,527	(120)	5,934	66,473	72,407	20,304	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None	26,248	76,269	102,517	(5,992)	26,806	69,719	96,525	19,596	2001	6/29/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None	6,925	34,575	41,500	630	7,015	35,115	42,130	8,383	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None	3,579	17,220	20,799	328	3,625	17,502	21,127	4,213	1988	8/4/2004	0 to 40 years
2500 WINDY RIDGE PARKWAY	Atlanta, GA	100%	32,000	7,410	60,601	68,011	1,667	7,485	62,193	69,678	14,627	1985	9/20/2004	0 to 40 years
4100 - 4300 WILDWOOD PARKWAY	Atlanta, GA	100%	25,000	13,761	31,785	45,546	(1,086)	13,898	30,562	44,460	7,513	1996	9/20/2004	0 to 40 years
4200 WILDWOOD PARKWAY	Atlanta, GA	100%	33,000	8,472	44,221	52,693	(697)	8,546	43,450	51,996	12,766	1998	9/20/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	None	22,758	43,174	65,932	582	20,195	46,319	66,514	16,309	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None	2,524	35,016	37,540	(1,761)	2,558	33,221	35,779	9,216	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III	Downers Grove, IL	100%	None	3,028	47,454	50,482	(3,594)	3,055	43,833	46,888	11,813	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None	4,501	47,957	52,458	(8,200)	4,501	39,757	44,258	9,044	2001	3/14/2005	0 to 40 years
4241 IRWIN SIMPSON	Mason, OH	100%	None	1,270	28,688	29,958	719	1,299	29,378	30,677	6,887	1997	3/17/2005	0 to 40 years
8990 DUKE ROAD	Mason, OH	100%	None	520	8,681	9,201	193	522	8,872	9,394	2,394	2001	3/17/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	21,000	3,452	17,456	20,908	2,941	3,472	20,377	23,849	6,702	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	105,000	31,234	140,217	171,451	30,344	31,777	170,018	201,795	47,429	1975/1991	5/12/2005	0 to 40 years
COLLEGE PARK PLAZA	Indianapolis, IN	100%	None	2,822	22,910	25,732	(1,401)	2,822	21,509	24,331	7,106	1998	6/21/2005	0 to 40 years
ONE ROBBINS ROAD	Westford, MA	100%	None	5,391	33,788	39,179	19	5,391	33,807	39,198	8,648	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD	Westford, MA	100%	None	2,950	32,544	35,494	—	2,950	32,544	35,494	12,992	2001	8/18/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None	8,722	107,730	116,452	(25,215)	8,803	82,434	91,237	16,176	2001	9/20/2005	0 to 40 years

Columbia Property Trust, Inc. Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2012 (in thousands)
									Gross Amount at Which Carried at December 31, 2012						Life on Which Depreciation and Amortization is Computed (f)
					Initial Costs
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	1,374	10,134	94,996	105,130	18,378	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	600	8,819	77,354	86,173	16,112	2003	9/20/2005	0 to 40 years
MACARTHUR RIDGE	Irving, TX	100%	None		2,680	42,269	44,949	1,078	2,680	43,347	46,027	6,381	1998	11/15/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None		8,186	147,653	155,839	(19,711)	8,186	127,942	136,128	34,698	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(b)	7,269	244,424	251,693	12,790	7,454	257,029	264,483	69,038	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	10,797	3,629	45,099	48,728	13,022	1991	12/22/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	18,000		4,871	24,669	29,540	(1,496)	4,948	23,096	28,044	5,219	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	21,000		3,174	21,613	24,787	(1,752)	3,245	19,790	23,035	3,611	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	49,000		7,142	41,535	48,677	6,890	7,233	48,334	55,567	14,717	1986	7/20/2006	0 to 40 years
4300 CENTREWAY PLACE	Arlington, TX	100%	None		2,539	13,919	16,458	(2,754)	2,557	11,147	13,704	2,338	1998	9/15/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	None		31,766	109,952	141,718	6,333	32,221	115,830	148,051	39,607	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	13,674	29,712	154,567	184,279	39,035	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	403	8,752	44,270	53,022	17,989	1999	12/21/2006	0 to 40 years
ONE CENTURY PLACE	Nashville, TN	100%	None		8,955	58,339	67,294	(7,582)	9,106	50,606	59,712	9,510	1991	1/4/2007	0 to 40 years
120 EAGLE ROCK	East Hanover, NJ	100%	None		2,726	30,078	32,804	(5,399)	2,762	24,643	27,405	3,662	1990	3/27/2007	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	756	53,099	60,386	113,485	9,615	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%	None		10,232	54,070	64,302	35	10,232	54,105	64,337	11,542	2000	7/12/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	None	(b)	—	324,520	324,520	(1,034)	—	323,486	323,486	54,355	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	(1,879)	7,663	9,095	16,758	1,115	1987	9/10/2007	0 to 40 years
1200 MORRIS DRIVE	Wayne, PA	100%	None		3,723	20,597	24,320	5,377	3,786	25,911	29,697	6,330	1985	9/14/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	23,693	2002/2003/ 2007	9/26/2007	0 to 40 years
15815 25TH AVENUE WEST	Lynnwood, WA	100%	None		3,896	17,144	21,040	462	3,965	17,537	21,502	3,051	2007	11/5/2007	0 to 40 years
16201 25TH AVENUE WEST	Lynnwood, WA	100%	None		2,035	9,262	11,297	216	2,071	9,442	11,513	1,218	2007	11/5/2007	0 to 40 years
13655 RIVERPORT DRIVE	St. Louis, MO	100%	None		6,138	19,105	25,243	8	6,138	19,113	25,251	3,617	1998	2/1/2008	0 to 40 years
11200 WEST PARKLAND AVENUE	Milwaukee, WI	100%	None		3,219	15,394	18,613	2,556	3,219	17,950	21,169	4,293	1990	3/3/2008	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%	216,000	(a)	28,478	225,067	253,545	4,224	28,858	228,911	257,769	34,031	1992/1999/ 2001/2002	5/8/2008	0 to 40 years

Columbia Property Trust, Inc. Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2012 (in thousands)
										Gross Amount at Which Carried at December 31, 2012						Life on Which Depreciation and Amortization is Computed (f)
						Initial Costs
Description	Location	Ownership Percentage		Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
LINDBERGH CENTER	Atlanta, GA	100%	(b)	250,000	(b), (c)	—	262,468	262,468	3,252	—	265,720	265,720	36,665	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Sandy Springs, GA	100%		26,264/ 120,000	(d)	7,517	88,784	96,301	891	8,055	89,137	97,192	13,062	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%		None		11,410	78,988	90,398	1,212	11,745	79,865	91,610	13,874	1992	9/5/2008	0 to 40 years
DVINTSEV BUSINESS CENTER -- TOWER B	Moscow, Russia	100%	(a)	None	(b)	—	66,387	66,387	(6,174)	—	60,213	60,213	5,764	2009	5/29/2009	0 to 40 years
STERLING COMMERCE CENTER	Columbus, OH	100%		None		1,793	31,501	33,294	2,893	1,793	34,394	36,187	3,979	1990/1995/ 1996/1998	3/8/2010	0 to 40 years
550 KING STREET BUILDINGS	Boston, MA	100%		None		8,632	74,625	83,257	7,975	8,632	82,600	91,232	11,036	1984	4/1/2010	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%		None		15,512	173,062	188,574	1,210	15,512	174,272	189,784	17,591	2009/2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%		None		4,734	79,344	84,078	5,037	4,734	84,381	89,115	8,352	2008	6/28/2010	0 to 40 years
SUNTRUST BUILDING	Orlando, FL	100%		None		1,222	20,402	21,624	938	1,222	21,340	22,562	2,250	1959	8/25/2010	0 to 40 years
CHASE CENTER BUILDING	Columbus, OH	100%		None		5,148	24,743	29,891	2,804	5,148	27,547	32,695	2,861	1972/1982	10/21/2010	0 to 40 years
MARKET SQUARE BUILDINGS	Washington, DC	100%		325,000		152,629	450,757	603,386	11,873	152,629	462,630	615,259	41,253	1990	3/7/2011	0 to 40 years
544 LAKEVIEW	Vernon Hills, IL	50%	(e)	9,100		3,006	3,100	6,106	14	3,006	3,114	6,120	141	1994	4/1/2011	0 to 40 years
333 MARKET STREET	San Francisco, CA	100%		206,500		114,483	292,840	407,323	—	114,483	292,840	407,323	246	1979	12/21/2012	0 to 40 years
TOTAL REAL ESTATE ASSETS						$785,507	$4,676,965	$5,462,472	$45,297	$789,237	$4,718,532	$5,507,769	$896,174

(a)	As a result of the acquisition of the Lenox Park Buildings, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $216.0 million.

(b)	Property is owned subject to a long-term ground lease.

(c)	As a result of the acquisition of the Lindbergh Center Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $250.0 million.

(d)	As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(e)	Columbia Property Trust owns a 50% controlling interest in a consolidated joint venture that owns 100% of 544 Lakeview.

(f)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years, site improvements are depreciated over 15 years, and buildings are depreciated over 40 years.

Columbia Property Trust, Inc.
Schedule III - Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the years ended December 31,
	2012	2011	2010
Real Estate:
Balance at beginning of year	$5,483,193	$4,999,902	$4,767,664
Additions to/improvements of real estate	453,541	676,230	297,023
Sale/transfer of real estate	(328,804)	(70,082)	(18,143)
Impairment of real estate	(18,467)	(5,817)	—
Write-offs of building and tenant improvements	(301)	(228)	—
Write-offs of intangible assets (1)	(1,311)	(6,978)	(52)
Write-offs of fully depreciated assets	(80,082)	(109,834)	(46,590)
Balance at end of the year	$5,507,769	$5,483,193	$4,999,902
Accumulated Depreciation and Amortization:
Balance at beginning of year	$867,975	$769,863	$635,080
Depreciation and amortization expense	181,155	225,139	184,155
Sale/transfer of real estate	(71,654)	(12,258)	(2,763)
Write-offs of tenant improvements	(196)	(16)	25
Write-offs of intangible assets (1)	(1,024)	(4,915)	(44)
Write-offs of fully depreciated assets	(80,082)	(109,838)	(46,590)
Balance at end of the year	$896,174	$867,975	$769,863

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-4