Form 10-Q
period 2013-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2013-05-08
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2013
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
Atlanta, GA 30328
(Address of principal executive offices)
(Zip Code)
(404) 465-2200
(Registrant's telephone number, including area code)
Wells Real Estate Investment Trust II, Inc., 6200 The Corners Parkway, Norcross, GA 30092
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2013: 542,777,805 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Columbia Property Trust, Inc. ("Columbia Property Trust," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2012 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive (loss) income, equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2012. Columbia Property Trust's results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$786,336	$789,237
Buildings and improvements, less accumulated depreciation of $604,698 and $580,334, as of March 31, 2013 and December 31, 2012, respectively	3,383,141	3,468,218
Intangible lease assets, less accumulated amortization of $324,908 and $315,840, as of March 31, 2013 and December 31, 2012, respectively	329,120	341,460
Construction in progress	12,417	12,680
Total real estate assets	4,511,014	4,611,595
Cash and cash equivalents	68,623	53,657
Tenant receivables, net of allowance for doubtful accounts of $896 and $117, as of March 31, 2013 and December 31, 2012, respectively	134,640	134,099
Prepaid expenses and other assets	35,125	29,373
Deferred financing costs, less accumulated amortization of $9,395 and $8,527, as of March 31, 2013 and December 31, 2012, respectively	9,624	10,490
Intangible lease origination costs, less accumulated amortization of $239,422 and $230,930, as of March 31, 2013 and December 31, 2012, respectively	197,004	206,927
Deferred lease costs, less accumulated amortization of $26,916 and $24,222, as of March 31, 2013 and December 31, 2012, respectively	97,785	98,808
Investment in development authority bonds	586,000	586,000
Total assets	$5,639,815	$5,730,949
Liabilities:
Line of credit and notes payable	$1,383,935	$1,401,618
Bonds payable, net of discount of $1,259 and $1,322, as of March 31, 2013 and December 31, 2012, respectively	248,741	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	99,704	102,858
Due to affiliates	27,081	1,920
Deferred income	26,021	28,071
Intangible lease liabilities, less accumulated amortization of $87,253 and $84,326, as of March 31, 2013 and December 31, 2012, respectively	94,572	98,298
Obligations under capital leases	586,000	586,000
Total liabilities	2,466,054	2,467,443
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	159,507	99,526
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 544,729,626 and 547,603,642 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	5,447	5,476
Additional paid-in capital	4,881,854	4,897,782
Cumulative distributions in excess of earnings	(1,708,785)	(1,634,531)
Redeemable common stock	(159,507)	(99,526)
Other comprehensive loss	(4,755)	(5,221)
Total equity	3,014,254	3,163,980
Total liabilities, redeemable common stock, and equity	$5,639,815	$5,730,949
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three months ended March 31,
	2013	2012
Revenues:
Rental income	$115,121	$110,186
Tenant reimbursements	25,432	25,080
Hotel income	4,954	4,375
Other property income	288	1,699
	145,795	141,340
Expenses:
Property operating costs	43,712	41,238
Hotel operating costs	4,261	4,097
Asset and property management fees:
Related-party	5,541	8,820
Other	700	701
Depreciation	30,252	27,885
Amortization	21,910	25,719
Impairment loss on real estate assets	16,867	—
General and administrative	36,907	4,870
	160,150	113,330
Real estate operating income	(14,355)	28,010
Other income (expense):
Interest expense	(27,260)	(26,281)
Interest and other income	9,111	10,016
Gain (loss) on interest rate swaps	57	(76)
	(18,092)	(16,341)
Income (loss) before income tax benefit	(32,447)	11,669
Income tax benefit	97	97
Income (loss) from continuing operations	(32,350)	11,766
Discontinued operations:
Operating income (loss) from discontinued operations	(272)	2,484
Gains on disposition of discontinued operations	10,014	16,885
Income from discontinued operations	9,742	19,369
Net income (loss)	(22,608)	31,135
Less: net income attributable to nonredeemable noncontrolling interests	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(22,608)	$31,131
Per-share information – basic and diluted:
Income (loss) from continuing operations	$(0.06)	$0.02
Income from discontinued operations	$0.02	$0.04
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(0.04)	$0.06
Weighted-average common shares outstanding – basic and diluted	546,082	545,600
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	(Unaudited)
	Three months ended March 31,
	2013	2012
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(22,608)	$31,131
Foreign currency translation adjustment realized in discontinued operations	(83)	—
Market value adjustment to interest rate swap	549	608
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	(22,142)	31,739
Comprehensive income attributable to noncontrolling interests	—	4
Comprehensive income (loss)	$(22,142)	$31,743

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2012	547,604	$5,476	$4,897,782	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	3,271	32	22,861	—	—	—	22,893
Redemptions of common stock	(6,145)	(61)	(38,692)	—	—	—	(38,753)
Decrease in redeemable common stock	—	—	—	—	(59,981)	—	(59,981)
Distributions to common stockholders ($0.095 per share)	—	—	—	(51,646)	—	—	(51,646)
Offering costs	—	—	(97)	—	—	—	(97)
Net loss attributable to the common stockholders of Columbia Property Trust, Inc.	—	—	—	(22,608)	—	—	(22,608)
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	549	549
Balance, March 31, 2013	544,730	$5,447	$4,881,854	$(1,708,785)	$(159,507)	$(4,755)	$3,014,254

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2011	546,198	$5,462	$4,880,806	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	4,356	44	31,017	—	—	—	31,061	—	31,061
Redemptions of common stock	(3,823)	(39)	(24,979)	—	—	—	(25,018)	—	(25,018)
Decrease in redeemable common stock	—	—	—	—	(64,303)	—	(64,303)	—	(64,303)
Distributions to common stockholders ($0.125 per share)	—	—	—	(67,954)	—	—	(67,954)	—	(67,954)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	31,131	—	—	31,131	—	31,131
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	608	608	—	608
Balance, March 31, 2012	546,731	$5,467	$4,886,844	$(1,463,373)	$(177,450)	$692	$3,252,180	$306	$3,252,486
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three months ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(22,608)	$31,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(6,593)	(809)
Depreciation	30,627	30,125
Amortization	21,329	26,792
Impairment losses on real estate assets	16,867	—
Noncash interest expense	858	909
Gain on interest rate swaps	(1,678)	(231)
Gain on sale of discontinued operations	(10,014)	(16,885)
Changes in assets and liabilities, net of acquisitions:
Decrease in tenant receivables, net	3,945	4,061
Decrease (increase) in prepaid expenses and other assets	(5,942)	2,271
Decrease in accounts payable and accrued expenses	(1,661)	(2,689)
Increase (decrease) in due to affiliates	25,280	(1,713)
Increase (decrease) in deferred income	(1,886)	628
Net cash provided by operating activities	48,524	73,594
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	65,928	57,685
Investment in real estate	(9,197)	(6,327)
Deferred lease costs paid	(2,857)	(6,671)
Net cash provided by investing activities	53,874	44,687
Cash Flows from Financing Activities:
Financing costs paid	(41)	(2,721)
Proceeds from lines of credit and notes payable	69,000	409,000
Repayments of lines of credit and notes payable	(86,609)	(452,415)
Issuance of common stock	22,893	31,061
Redemptions of common stock	(40,854)	(25,261)
Distributions paid to stockholders	(28,753)	(36,893)
Distributions paid to stockholders and reinvested in shares of our common stock	(22,893)	(31,061)
Offering costs paid	(72)	—
Distributions paid to nonredeemable noncontrolling interests	—	(15)
Net cash used in financing activities	(87,329)	(108,305)
Net increase in cash and cash equivalents	15,069	9,976
Effect of foreign exchange rate on cash and cash equivalents	(103)	(288)
Cash and cash equivalents, beginning of period	53,657	39,468
Cash and cash equivalents, end of period	$68,623	$49,156
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013
(unaudited)

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") is a Maryland corporation that operates in a manner as to qualify as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties, including properties that have operating histories, are newly constructed, or are under construction. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
From inception through February 27, 2013, Columbia Property Trust operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds ("WREF"), Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services"), performed certain key functions on behalf of Columbia Property Trust, including, among others, managing the day-to-day operations, investing capital proceeds, and arranging financings. Also during this period of time, a subsidiary of WREF, Columbia Property Trust Services, LLC ("Columbia Property Trust Services"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to a property management agreement. The advisory agreement and property management agreement are described in Note 8, Related-Party Transactions and Agreements.
On February 28, 2013, Columbia Property Trust terminated the above-mentioned advisory agreement and property management agreement, and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services. As a result, the contractual services described above are now performed by employees of Columbia Property Trust (except for certain investor services). Contemporaneous with this transaction, Columbia Property Trust entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid to execute these acquisitions, Columbia Property Trust will pay fees to WREF for consulting and investor services for the remainder of 2013. For additional details about this transaction and the related agreements, please refer to Note 8, Related-Party Transactions and Agreements.
Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of March 31, 2013, Columbia Property Trust owned controlling interests in 60 office properties and one hotel, which includes 82 operational buildings. These properties are comprised of approximately 20.8 million square feet of commercial space and are located in 19 states and the District of Columbia. As of March 31, 2013, 59 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 93.3% leased.
From December 2003 through June 2010, Columbia Property Trust raised proceeds through three uninterrupted public offerings of shares of its common stock. Columbia Property Trust is continuing to offer shares of its common stock to its current investors through its distribution reinvestment plan ("DRP") pursuant to a registration statement on Form S-3.
As of March 31, 2013, Columbia Property Trust had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.1 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $76.0 million, and common stock redemptions pursuant to its share redemption program of approximately $716.3 million, Columbia Property Trust had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Columbia Property Trust's net offering proceeds have been invested in real estate.
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2012.
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
Projections of expected future operating cash flows require that Columbia Property Trust estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income (loss).
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market for sale a group of 18 properties. Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of the properties in this group and determined that the 120 Eagle Rock property in East Hanover, New Jersey and the 333 & 777 Republic Drive property in Allen Park, Michigan are no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the three months ended March 31, 2013 (in thousands) using Level 3 inputs. There were no adjustments recognized in the three months ended March 31, 2012.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2013, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value

Measurements section above for additional detail). As of March 31, 2013 and December 31, 2012, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2013	Gross	$86,083	$457,272	$436,426	$181,825
	Accumulated Amortization	$(57,331)	$(256,078)	$(239,422)	$(87,253)
	Net	$28,752	$201,194	$197,004	$94,572
December 31, 2012	Gross	$86,696	$459,931	$437,857	$182,624
	Accumulated Amortization	$(56,259)	$(248,600)	$(230,930)	$(84,326)
	Net	$30,437	$211,331	$206,927	$98,298
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2013	$1,685	$10,136	$9,923	$3,726
For the three months ended March 31, 2012	$2,433	$13,372	$10,647	$4,241
The remaining net intangible assets and liabilities as of March 31, 2013 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ended December 31, 2013	$4,943	$29,631	$29,459	$11,068
For the years ending December 31:
2014	6,224	35,771	36,425	14,362
2015	5,810	32,018	32,980	12,828
2016	5,665	25,676	26,383	10,398
2017	2,514	18,635	19,495	8,306
2018	787	13,265	13,760	7,557
Thereafter	2,809	46,198	38,502	30,053
	$28,752	$201,194	$197,004	$94,572
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of March 31, 2013 and December 31, 2012, and recognized amortization of these assets of approximately $0.5 million for the three months ended March 31, 2013 and 2012.

As of March 31, 2013, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the nine months ended December 31, 2013	$1,552
For the year ending December 31:
2014	2,069
2015	2,069
2016	2,069
2017	2,069
2018	2,069
Thereafter	87,277
$99,174
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily are comprised of escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred or reclassified to other asset accounts upon being put into service in future periods.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive (loss) income, while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(4,756)	$(5,305)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(11,431)	$(13,109)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(16.2) million and $(18.4) million at March 31, 2013 and December 31, 2012, respectively.

	Three months ended March 31,
	2013	2012
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$549	$608
Gain (loss) on interest rate swap recognized through earnings	$57	$(76)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Columbia Property Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Columbia Property Trust generally is not subject to income tax on income it distributes to stockholders. Columbia Property Trust's stockholder distributions typically exceed its taxable income due to the inclusion of noncash expenses, such as depreciation, in taxable income. As a result, Columbia Property Trust typically does not incur federal income taxes other than as described in the following paragraph. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Columbia Property Trust TRS, LLC ("Columbia Property Trust TRS"), formerly Wells TRS II, LLC; Columbia KCP TRS, LLC ("Columbia KCP TRS"), formerly Wells KCP TRS, LLC; and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

3.	Real Estate and Other Transactions
Acquisitions
Columbia Property Trust did not acquire any real properties during the three months ended March 31, 2013.
As described in Note 1, Organization, Columbia Property Trust acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services on February 28, 2013. The following unaudited pro forma statements of operations presented for the three months ended 2013 and 2012 have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2012. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2012 (in thousands).

	Three months ended March 31,
	2013	2012
Revenues	$147,024	$143,302
Net income attributable to common stockholders	$11,169	$4,802
Dispositions
On March 21, 2013, Columbia Property Trust closed on the sale of the Dvintsev Business Center - Tower B building in Moscow, Russia and its holding entity, Landlink Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million, exclusive of transaction costs, resulting in a gain on disposition of discontinued operations in the accompanying consolidated statement of operations of $10.0 million.

4.	Line of Credit and Notes Payable
As of March 31, 2013 and December 31, 2012, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	March 31, 2013	December 31, 2012
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	208,122	208,308
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	36,595	37,204
Three Glenlake Building mortgage note	26,342	26,264
JPMorgan Chase Credit Facility	25,000	42,000
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,876	8,842
Total indebtedness	$1,383,935	$1,401,618
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2013 and December 31, 2012 was approximately $1,412.2 million and $1,433.1 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the three months ended March 31, 2013 and 2012, Columbia Property Trust made interest payments of approximately $15.0 million and $11.7 million, respectively. There was no interest capitalized in either period. As of March 31, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on its term loan, outstanding line of credit, and notes payable obligations.

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. No interest payments were made on the 2018 Bonds Payable during the three months ended March 31, 2013. As of March 31, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of March 31, 2013 and December 31, 2012 was approximately $251.0 million and $250.9 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2013, no such options have been exercised that had not been materially satisfied.
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
7.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012
Other assets assumed at acquisition	$680	$50
Other liabilities assumed at acquisition	$680	$—
Other liabilities settled at disposition	$872	$—
Interest accruing to notes payable	$78	$75
Amortization of discounts (premiums) on debt	$(89)	$97
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$549	$608
Accrued capital expenditures and deferred lease costs	$7,300	$8,660
Accrued deferred financing costs	$—	$10
Accrued offering costs	$25	$—
Accrued redemptions of common stock	$1,554	$1,397
Increase in redeemable common stock	$59,981	$64,303

8.	Related-Party Transactions and Agreements
Advisory Agreement
From December 2003 through February 28, 2013, Columbia Property Trust was party to uninterrupted advisory agreements with affiliates of WREF (the "Advisor"), pursuant to which the Advisor acted as Columbia Property Trust's external advisor and performed certain key functions on behalf of Columbia Property Trust, including, among others, the investment of capital proceeds and management of day-to-day operations (the "Advisory Agreement"). As discussed in detail below, in connection with Columbia Property Trust's transition to a self-managed structure, the most recent advisory agreement was terminated effective February 28, 2013.

Under the terms of the Advisory Agreement most recently in place, Columbia Property Trust incurred fees and reimbursements payable to the Advisor for services as described below:

•
Asset management fees were incurred monthly at one-twelfth of 0.625% of the lesser of (i) gross cost, as defined, of all properties of Columbia Property Trust (other than those that failed to meet specified occupancy thresholds) and investments in joint ventures, or (ii) the aggregate value of Columbia Property Trust's interest in the properties and joint ventures as established with the most recent asset-based valuation, until the monthly payment equals $2.5 million (or $30.5 million annualized), as of the last day of each preceding month. Columbia Property Trust paid fees at the cap in January and February 2013. With respect to (ii) above, Columbia Property Trust's published net asset-based valuations did not impact asset management fees incurred due to continued applicability of the cap described above.

•
Reimbursement for all costs and expenses the Advisor incurred in fulfilling its duties as the asset portfolio manager, generally included (i) wages and salaries and other employee-related expenses of the Advisor's employees, who performed a full range of real estate services for Columbia Property Trust, including management, administration, operations, and marketing, and are billed to Columbia Property Trust based on the amount of time spent on Columbia Property Trust by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor received a disposition fee (described below) or an acquisition fee; and (ii) amounts paid for an individual retirement account, or "IRA," custodial service costs allocated to Columbia Property Trust accounts. The Advisory Agreement limited the amount of reimbursements to the Advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.2 million and $10.0 million, respectively, for the period from January 1, 2013 through December 31, 2013.

•
Acquisition fees were incurred at 1.0% of property purchase price (excluding acquisition expenses); however, in no event could total acquisition fees for the calendar year exceed 2.0% of total gross offering proceeds. Columbia Property Trust also reimbursed the Advisor for expenses it paid to third parties in connection with acquisitions or potential acquisitions. Per the Transition Services Agreement, as amended, discussed below, acquisition fees payable to the Advisor for 2012 and 2013 had an aggregate cap of $1.5 million. Columbia Property Trust paid acquisition fees of $1.5 million related to the acquisition on the 333 Market Street Building in San Francisco, California, in December 2012. As a result, no acquisition fees will be paid to the Advisor during 2013.

•
The disposition fee payable for the sale of any property for which the Advisor provided substantial services was the lesser of (i) 0.3% or (ii) the broker fee paid to a third-party broker in connection with the sale.

•	Reimbursement of organization and offering costs paid by the Advisor on behalf of Columbia Property Trust, not to exceed 2.0% of gross offering proceeds.

•	For January and February 2013 Columbia Property Trust paid occupancy costs of $42,000 to the Advisor's for use of dedicated office space.
Transition Services Agreement
For the period from July 1, 2012 through December 31, 2013, Columbia Property Trust, Columbia Property Trust Advisory Services, and WREF are parties to an agreement under which WREF provides services to support the transition of Columbia Property Trust from an externally advised management platform to a self-managed structure (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, (i) WREF was required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to Columbia Property Trust Advisory Services by January 1, 2013; provided that if WREF was not able to transfer certain assets by then, WREF was required to use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Columbia Property Trust had the option to acquire Columbia Property Trust Advisory Services from WREF at any time during 2013 (the "Columbia Property Trust Advisory Services Assignment Option"). The Columbia Property Trust Advisory Services Assignment Option closed as of February 28, 2013. No payment was associated with the assignment; however, Columbia Property Trust is required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services to prepare for a successful transition to a self-managed structure a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses is limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement, as amended, at the close of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below.

On December 28, 2012, the Transition Services Agreement was amended and Wells Management and Columbia Property Trust Services were made parties to the agreement. Pursuant to the amendment, Columbia Property Trust could acquire Columbia Property Trust Services, the entity that provided personnel to carry out property management services on behalf of Wells Management and its affiliates, in connection with exercising the Columbia Property Trust Advisory Services Assignment Option.  Columbia Property Trust exercised this option on February 28, 2013. No payment was associated with this assignment; however, Columbia Property Trust is obligated to pay a fee to WREF of  approximately $2.8 million in monthly installments from July 2013 through December 2013. The fees paid under the Transition Services Agreement, as amended, are included in general and administrative expense in the accompanying consolidated statement of operations.  The Transition Services Agreement, as amended, is terminable if there is a material breach by WREF that is not cured, or if WREF is in an insolvency proceeding. Otherwise, if Columbia Property Trust elects to terminate the agreement early, all remaining payments due under the agreement will be accelerated.
Investor Services Agreement
Columbia Property Trust and WREF entered into an investor services agreement, effective January 1, 2013 through February 28, 2013, that required WREF to provide certain investor and transfer agent support services to Columbia Property Trust, which were previously provided under the advisory agreement dated March 30, 2011 (the "Investor Services Agreement"). As the sole consideration for these services, Columbia Property Trust reimbursed WREF for expenses incurred in connection with carrying out such services, subject to the cap on "portfolio general and administrative expenses" and "personnel expenses" included in the Advisory Agreement and, thus, did not incur a separate fee.
2013 Investor Services Agreement
Effective February 28, 2013, upon the effective date of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into an agreement with WREF, which requires WREF to provide the investor and transfer agent support services to Columbia Property Trust that were previously provided for under the Investor Services Agreement (the "2013 Investor Services Agreement"). The 2013 Investor Services Agreement requires Columbia Property Trust to compensate WREF for these services by reimbursing the related expenses and payroll costs, plus a premium.
Consulting Services Agreement
On February 28, 2013, the Columbia Property Trust Advisory Services Assignment Option and Columbia Property Trust Services Assignment Option closed, and in connection therewith, the Advisory Agreement and Investor Services Agreement terminated and Columbia Property Trust entered into a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that the Advisor provided services under the most recently effective advisory agreement. Payments under the Consulting Services Agreement are monthly fees in the same amount as the asset management fee that would have been paid under the most recently effective advisory agreement, if the most recently effective advisory agreement was not terminated. The Consulting Services Agreement will terminate on December 31, 2013. If Columbia Property Trust elects to terminate the Consulting Services Agreement early for cause, Columbia Property Trust would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If Columbia Property Trust terminates the Consulting Services Agreement other than for cause, Columbia Property Trust would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013. The fees paid under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.
Property Management Agreement
Columbia Property Trust was party to master property management, leasing, and construction agreements (the "Property Management Agreement") with affiliates of WREF (the "Property Manager") until February 28, 2013, on which date Columbia Property Trust terminated the Property Management Agreement contemporaneous with acquiring Columbia Property Trust Services. As a result, property management services are now performed by employees of Columbia Property Trust. While no fee was paid to execute this acquisition, Columbia Property Trust is obligated to pay a fee to WREF totaling $2.8 million from July through December 2013 for the transition of property management services to Columbia Property Trust Services.
During January and February 2013, the Property Manager received the following fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Columbia Property Trust properties:

•
Property management fees in an amount equal to a percentage negotiated for each property managed by the Property Manager of the gross monthly income collected for that property for the preceding month;

•
Leasing commissions for new, renewal, or expansion leases entered into with respect to any property for which the Property Manager serves as leasing agent equal to a percentage as negotiated for that property of the total base rental and operating expenses to be paid to Columbia Property Trust during the applicable term of the lease, provided, however, that no commission shall be payable as to any portion of such term beyond ten years;

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month's rent;

•	Fees equal to a specified percentage of up to 5.0% of all construction build-out funded by Columbia Property Trust, given as a leasing concession, and overseen by the Property Manager; and

•	Other fees as negotiated with the addition of each specific property covered under the agreement.
Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three months ended March 31,
	2013	2012
Consulting fees(1)	$25,417	$—
Transition services(2)	5,750	—
Asset management fees	5,083	8,125
Administrative reimbursements, net(3)	1,821	2,752
Property management fees	523	1,226
Construction fees(4)	139	41
Investor services	91	—
Other	49	—
Total	$38,873	$12,144

(1)	$2.5 million of the $25.4 million of consulting fees incurred were paid during the three months ended March 31, 2013. The remaining $22.9 million will be paid ratably over the remainder of 2013.

(2)
$1.5 million of the $5.8 million of transition services fees incurred were paid during the three months ended March 31, 2013; $1.5 million will be paid in both the second and third quarters of 2013; and the remaining $1.3 million will be paid in the forth quarter of 2013.

(3)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively.

(4)	Construction fees are capitalized to real estate assets as incurred.
Columbia Property Trust incurred no related-party commissions, dealer-manager fees, offering costs, incentive fees, listing fees, acquisition fees, disposition fees, or leasing commissions during the three months ended March 31, 2013 or the three months ended March 31, 2012.
Due to Affiliates
The detail of amounts due to WREF and its affiliates as of March 31, 2013 and December 31, 2012 (in thousands) are provided below:

	March 31, 2013	December 31, 2012
Consulting fees	$22,875	$—
Transition services	4,250	—
Administrative reimbursements	(44)	1,360
Asset and property management fees	—	560
Total	$27,081	$1,920

9.	Discontinued Operations
Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of Dvintsev Business Center - Tower B (see Note 3, Real Estate and Other Transactions); the properties included in the portfolio disposition that closed in December 2012 (the "Nine Property Sale"), consisting of the One West Fourth Street, 180 E 100 South, Baldwin Point, Tampa Commons, Lakepointe 5, Lakepointe 3, 11950 Corporate Boulevard, Edgewater Corporate Center, and 2000 Park Lane properties, which closed for $260.5 million, resulting in a net gain of $3.2 million; and 5995 Opus Parkway and Emerald Point, which closed in January 2012 for $60.1 million, resulting in total gains of $16.9 million, are included in income from discontinued operations in the accompanying consolidated statements of operations for all periods presented.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended March 31,
	2013	2012
Revenues:
Rental income	$1,307	$10,389
Tenant reimbursements	177	914
	1,484	11,303
Expenses:
Property operating costs	177	3,482
Asset and property management fees	223	699
Depreciation	375	2,240
Amortization	37	1,337
General and administrative	947	486
Total expenses	1,759	8,244
Real estate operating income (loss)	(275)	3,059
Other income (expense):
Interest expense	—	(575)
Interest and other income	3	—
Operating income (loss) from discontinued operations	(272)	2,484
Gain on disposition of discontinued operations	10,014	16,885
Income from discontinued operations	$9,742	$19,369
10.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5, Bonds Payable) are guaranteed by Columbia Property Trust and certain direct and indirect subsidiaries of each of Columbia Property Trust and Columbia Property Trust OP. Columbia Property Trust Advisory Services and Columbia Property Trust Services, were added to the non-guarantor grouping upon acquisition in February 2013. In March 2013, as a result of closing of the Nine Property Sale, Columbia Property Trust added four subsidiaries as guarantors to the $450.0 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, which resulted in the reclassification of prior-period amounts between the guarantor and non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(d), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) and all Subsidiary Guarantors are 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.

Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012 (in thousands); and its condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$270,261	$509,834	$—	$786,336
Buildings and improvements, net	—	23,530	1,795,521	1,564,090	—	3,383,141
Intangible lease assets, net	—	—	140,067	189,053	—	329,120
Construction in progress	—	452	2,485	9,480	—	12,417
Total real estate assets	—	30,223	2,208,334	2,272,457	—	4,511,014
Cash and cash equivalents	20,503	15,070	17,505	15,545	—	68,623
Investment in subsidiaries	2,977,044	2,649,742	—	—	(5,626,786)	—
Tenant receivables, net of allowance	—	93	75,743	63,262	(4,458)	134,640
Prepaid expenses and other assets	178,148	152,380	4,143	25,028	(324,574)	35,125
Deferred financing costs, net	—	7,723	—	1,901	—	9,624
Intangible lease origination costs, net	—	—	123,615	73,389	—	197,004
Deferred lease costs, net	—	61	54,345	43,379	—	97,785
Investment in development authority bonds	—	—	466,000	120,000	—	586,000
Total assets	$3,175,695	$2,855,292	$2,949,685	$2,614,961	$(5,955,818)	$5,639,815
Liabilities:
Line of credit and notes payable	$—	$475,000	$145,514	$1,086,292	$(322,871)	$1,383,935
Bonds payable, net	—	248,741	—	—	—	248,741
Accounts payable, accrued expenses, and accrued capital expenditures	1,934	17,044	31,978	53,206	(4,458)	99,704
Due to affiliates	—	27,065	1,679	40	(1,703)	27,081
Deferred income	—	41	13,618	12,362	—	26,021
Intangible lease liabilities, net	—	—	42,552	52,020	—	94,572
Obligations under capital leases	—	—	466,000	120,000	—	586,000
Total liabilities	1,934	767,891	701,341	1,323,920	(329,032)	2,466,054
Redeemable Common Stock	159,507	—	—	—	—	159,507
Equity:
Total equity	3,014,254	2,087,401	2,248,344	1,291,041	(5,626,786)	3,014,254
Total liabilities, redeemable common stock, and equity	$3,175,695	$2,855,292	$2,949,685	$2,614,961	$(5,955,818)	$5,639,815

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$271,757	$511,239	$—	$789,237
Building and improvements, net	—	16,513	1,812,882	1,638,823	—	3,468,218
Intangible lease assets, net	—	—	146,448	195,012	—	341,460
Construction in progress	—	5,252	2,505	4,923	—	12,680
Total real estate assets	—	28,006	2,233,592	2,349,997	—	4,611,595
Cash and cash equivalents	20,914	4,822	13,673	14,248	—	53,657
Investment in subsidiaries	3,068,106	2,679,950	—	—	(5,748,056)	—
Tenant receivables, net of allowance	—	22	72,283	66,017	(4,223)	134,099
Prepaid expenses and other assets	178,131	203,589	1,531	26,806	(380,684)	29,373
Deferred financing costs, net	—	8,498	—	1,992	—	10,490
Intangible lease origination costs, net	—	—	129,947	76,980	—	206,927
Deferred lease costs, net	—	68	54,900	43,840	—	98,808
Investment in development authority bonds	—	—	466,000	120,000	—	586,000
Total assets	$3,267,151	$2,924,955	$2,971,926	$2,699,880	$(6,132,963)	$5,730,949
Liabilities:
Lines of credit and notes payable	$—	$492,000	$145,974	$1,142,644	$(379,000)	$1,401,618
Bonds payable, net	—	248,678	—	—	—	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	3,645	12,417	39,834	51,185	(4,223)	102,858
Due to affiliates	—	960	1,593	1,051	(1,684)	1,920
Deferred income	—	81	16,748	11,242	—	28,071
Intangible lease liabilities, net	—	—	44,201	54,097	—	98,298
Obligations under capital leases	—	—	466,000	120,000	—	586,000
Total liabilities	3,645	754,136	714,350	1,380,219	(384,907)	2,467,443
Redeemable Common Stock	99,526	—	—	—	—	99,526
Equity:
Total equity	3,163,980	2,170,819	2,257,576	1,319,661	(5,748,056)	3,163,980
Total liabilities, redeemable common stock, and equity	$3,267,151	$2,924,955	$2,971,926	$2,699,880	$(6,132,963)	$5,730,949

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$64,613	$51,421	$(1,014)	$115,121
Tenant reimbursements	—	103	14,961	11,046	(678)	25,432
Hotel income	—	—	—	4,954	—	4,954
Other property income	—	17	—	1,681	(1,410)	288
	—	221	79,574	69,102	(3,102)	145,795
Expenses:
Property operating costs	—	475	22,456	21,639	(858)	43,712
Hotel operating costs	—	—	—	5,192	(931)	4,261
Asset and property management fees:
Related-party	5,018	3	823	978	(1,281)	5,541
Other	—	—	262	438	—	700
Depreciation	—	233	16,132	13,887	—	30,252
Amortization	—	7	12,782	9,121	—	21,910
Impairment loss on real estate assets	—	—	5,159	11,708	—	16,867
General and administrative	—	33,705	937	2,790	(525)	36,907
	5,018	34,423	58,551	65,753	(3,595)	160,150
Real estate operating (loss) income	(5,018)	(34,202)	21,023	3,349	493	(14,355)
Other income (expense):
Interest expense	—	(8,177)	(10,038)	(13,773)	4,728	(27,260)
Interest and other income (expense)	1,997	2,732	7,307	1,803	(4,728)	9,111
Gain on interest rate swaps	—	—	—	57	—	57
Income (loss) from equity investment	(19,587)	18,301	—	—	1,286	—
	(17,590)	12,856	(2,731)	(11,913)	1,286	(18,092)
Income (loss) before income tax benefit (expense)	(22,608)	(21,346)	18,292	(8,564)	1,779	(32,447)
Income tax benefit (expense)	—	(1)	(62)	160	—	97
Income (loss) from continuing operations	(22,608)	(21,347)	18,230	(8,404)	1,779	(32,350)
Discontinued operations:
Operating income from discontinued operations	—	658	19	(949)	—	(272)
Gain on disposition of discontinued operations	—	—	—	10,014	—	10,014
Income from discontinued operations	—	658	19	9,065	—	9,742
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(22,608)	$(20,689)	$18,249	$661	$1,779	$(22,608)

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,361	$64,682	$44,893	$(750)	$110,186
Tenant reimbursements	—	16	14,934	10,130	—	25,080
Hotel income	—	—	—	4,375	—	4,375
Other property income	—	36	201	1,604	(142)	1,699
	—	1,413	79,817	61,002	(892)	141,340
Expenses:
Property operating costs	—	542	20,826	19,976	(106)	41,238
Hotel operating costs	—	—	—	4,847	(750)	4,097
Asset and property management fees:
Related-party	7,557	43	588	668	(36)	8,820
Other	—	—	418	283	—	701
Depreciation	—	173	15,756	11,956	—	27,885
Amortization	—	338	15,293	10,088	—	25,719
General and administrative	—	4,354	205	311	—	4,870
	7,557	5,450	53,086	48,129	(892)	113,330
Real estate operating income (loss)	(7,557)	(4,037)	26,731	12,873	—	28,010
Other income (expense):
Interest expense	—	(7,804)	(10,072)	(13,166)	4,761	(26,281)
Interest and other income (expense)	1,997	2,767	7,307	2,706	(4,761)	10,016
Loss on interest rate swaps	—	—	—	(76)	—	(76)
Income (loss) from equity investment	36,691	43,680	—	—	(80,371)	—
	38,688	38,643	(2,765)	(10,536)	(80,371)	(16,341)
Income (loss) before income tax benefit (expense)	31,131	34,606	23,966	2,337	(80,371)	11,669
Income tax benefit (expense)	—	(11)	(68)	176	—	97
Income (loss) from continuing operations	31,131	34,595	23,898	2,513	(80,371)	11,766
Discontinued operations:
Operating loss from discontinued operations	—	1,699	664	121	—	2,484
Gain on disposition of discontinued operations	—	—	—	16,885	—	16,885
Income from discontinued operations	—	1,699	664	17,006	—	19,369
Net income (loss)	31,131	36,294	24,562	19,519	(80,371)	31,135
Less: net income attributable to noncontrolling interests	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$31,131	$36,294	$24,562	$19,515	$(80,371)	$31,131

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(22,608)	$(20,689)	$18,249	$661	$1,779	$(22,608)
Foreign currency translation adjustment	(83)	—	—	(83)	83	(83)
Market value adjustment to interest rate swap	549	549	—	—	(549)	549
Comprehensive income (loss)	$(22,142)	$(20,140)	$18,249	$578	$1,313	$(22,142)

	For the three months ended March 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$31,131	$36,294	$24,562	$19,515	$(80,371)	$31,131
Market value adjustment to interest rate swap	608	608	—	—	(608)	608
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	31,739	36,902	24,562	19,515	(80,979)	31,739
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$31,739	$36,902	$24,562	$19,519	$(80,979)	$31,743

Consolidating Statements of Cash Flows (in thousands)

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$—	$(21,051)	$47,463	$22,112	$48,524

Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	—	65,928
Investment in real estate and related assets	—	(2,481)	(2,790)	(6,783)	(12,054)
Net cash provided by (used in) investing activities	—	63,447	(2,790)	(6,783)	53,874

Cash flows from financing activities:
Borrowings, net of fees	—	69,000	—	(41)	68,959
Repayments	—	(86,000)	—	(609)	(86,609)
Issuance of common stock, net of redemptions and fees	(18,033)	—	—	—	(18,033)
Distributions	(51,646)	—	—	—	(51,646)
Intercompany transfers, net	69,268	(15,148)	(40,841)	(13,279)	—
Net cash provided by (used in) financing activities	(411)	(32,148)	(40,841)	(13,929)	(87,329)

Net increase (decrease) in cash and cash equivalents	(411)	10,248	3,832	1,400	15,069
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	13,673	14,248	53,657
Cash and cash equivalents, end of period	$20,503	$15,070	$17,505	$15,545	$68,623

Consolidating Statements of Cash Flows (in thousands)

	For the three months ended March 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$—	$(19,952)	$59,790	$33,756	$73,594

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,685	—	—	57,685
Investment in real estate and related assets	—	(291)	(7,260)	(5,447)	(12,998)
Net cash provided by (used in) investing activities	—	57,394	(7,260)	(5,447)	44,687

Cash flows from financing activities:
Borrowings, net of fees	—	406,279	—	—	406,279
Repayments	—	(418,000)	—	(34,415)	(452,415)
Issuance of common stock, net of redemptions and fees	5,800	—	—	—	5,800
Distributions	(67,954)	—	—	(15)	(67,969)
Intercompany transfers	73,442	(28,194)	(55,050)	9,802	—
Net cash provided by (used in) financing activities	11,288	(39,915)	(55,050)	(24,628)	(108,305)

Net increase (decrease) in cash and cash equivalents	11,288	(2,473)	(2,520)	3,681	9,976
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(288)	(288)
Cash and cash equivalents, beginning of period	11,291	10,597	9,134	8,446	39,468
Cash and cash equivalents, end of period	$22,579	$8,124	$6,614	$11,839	$49,156

11.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following item in addition to those disclosed elsewhere in this report:
On May 7, 2013, the Board of Directors declared distributions to stockholders for the second quarter of 2013 in the amount of $0.095 (9.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of June 15, 2013. Such distributions will be paid in June 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Overview
From 2004 through 2010, we raised approximately $5.8 billion in gross equity proceeds and, along with borrowings, invested those proceeds, net of fees, into commercial real estate consisting of high-quality, income-producing office and industrial properties leased to creditworthy entities located in major metropolitan areas throughout the United States.
Following our initial growth period, we have concentrated on actively managing our assets and pursuing a variety of strategic opportunities focused on enhancing the composition of our portfolio and the total return potential for the REIT. In early 2012, we consummated a series of favorable debt transactions, which allowed us to improve our secured-to-unsecured debt mix and to lower our total cost of borrowings without disrupting the laddering of our debt maturities or materially altering our aggregate borrowing levels. Later in 2012, we shifted our focus towards repositioning our portfolio to optimize our geographic market concentration. Over the past two quarters, we have made progress on this objective by disposing of nine properties situated in secondary markets for a gross selling price of $260.5 million, and recycling those sale proceeds into the acquisition of the 333 Market Street Building in San Francisco, California for $395.3 million, in December 2012; and, more recently, selling Dvintsev Business Center - Tower B in Moscow, Russia for a gross selling price of $67.5 million in March 2013. We are continuing to advance our portfolio repositioning efforts in 2013. Recently, we initiated a process to market for sale a group of 18 additional properties with an aggregate carrying value of approximately $530 million, the disposition of which would further enhance our concentration in strategic geographical markets and strengthen the underlying real estate fundamentals of our portfolio.
In connection with preparing for various liquidity options, we established and carried out a plan to transition our externally advised management platform to a self-managed structure, which culminated on February 28, 2013, upon terminating the advisory and property management agreements and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the requisite corporate and property management functions previously performed by our external advisor and property manager. We will continue to prepare for liquidity options through the remainder of 2013 by, among other things, further refining our portfolio in an effort to enhance the REIT's value potential and, consequently, its attractiveness to future investors. Our goal is to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-added investments, which have an expectation for meaningful upside potential in net operating income and value over the intermediate term. We will also continue to focus on our market concentration by building on our economic presence in key markets.
Liquidity and Capital Resources
Overview
In 2012 and 2013, we actively managed our real estate portfolio with an emphasis on leasing and re-leasing space, and pursuing and closing on strategic acquisitions and dispositions to concentrate our market focus. During this period, we also enhanced our capital structure by continuing to raise net equity proceeds through our DRP, improving the composition, maturities and capacity of our debt portfolio while lowering our overall borrowing costs, accessing new sources of capital, and identifying additional sources of future capital.
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

Short-term Liquidity and Capital Resources
During the three months ended March 31, 2013, we generated net cash flows from operating activities of $48.5 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $51.6 million, which includes $22.9 million reinvested in our common stock pursuant to our DRP. In the event that distributions exceed current-period and prior-period accumulated operating cash flow, borrowings are used to pay stockholder distributions. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders and capital improvements to our existing assets.
During the three months ended March 31, 2013, we sold the Dvintsev Business Center - Tower B for net proceeds of $65.9 million and generated net proceeds from the sale of common stock under our DRP of $22.9 million. We used these proceeds, along with cash on hand, to fund share redemptions of $40.9 million, capital expenditures of $12.1 million, and net debt repayments of $17.6 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 30, 2012, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $468.0 million.
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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of March 31, 2013, our debt-to-real-estate-asset ratio was approximately 28.7%.
For the first three quarters of 2012, quarterly stockholder distributions were declared and paid at $0.125 per share, consistent with the rate paid throughout 2011. In the fourth quarter of 2012, our board of directors elected to reduce the quarterly stockholder distribution rate to $0.095 per share. Economic downturns in certain of our geographic markets and in certain industries in which our tenants operate have impacted our recent leasing activities and caused our current and future operating cash flows to experience some deterioration. During 2012, we renewed leases for 9.2% of our portfolio, based on square footage, which resulted in tenant concessions of $49.7 million. Furthermore, in preparing for various liquidity options, our board decided to adjust our distribution payment policy to reserve additional operating cash flow to fund capital expenditures for our existing portfolio and to provide additional financial flexibility as we begin to shape our portfolio through the strategic sale and redeployment of capital proceeds in furtherance of our investment objectives, which include concentrating our market focus. Our board of directors elected to maintain the distribution rate of $0.095 for the first and second quarters of 2013. We are continuing to monitor our cash flows and market conditions and to assess their impact on our future earnings and future distribution decisions.

Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of March 31, 2013:

	Covenant Level	Actual Performance March 31, 2013
JP Morgan Chase Credit Facility and $450 Million Term Loan:
Total debt to total asset value ratio	Less than 50%	34%
Secured debt to total asset value ratio	Less than 40%	19%
Fixed charge coverage ratio	Greater than 1.75x	2.27x
Unencumbered interest coverage ratio	Greater than 2.0x	6.30x
Unencumbered asset coverage ratio	Greater than 2.0x	3.44x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	28%
Debt service test	Greater than 1.5x	3.76x
Secured debt test	Less than 40%	15%
Maintenance of total unencumbered assets	Greater than 150%	568%
We were in compliance with all of our debt covenants as of March 31, 2013. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.
Contractual Commitments and Contingencies
As of March 31, 2013, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$1,632,535	$28,223	$336,035	$670,102	$598,175
Interest obligations on debt(1)	367,865	55,356	133,614	82,651	96,244
Capital lease obligations(2)	586,000	466,000	—	—	120,000
Operating lease obligations	221,189	2,557	5,113	5,259	208,260
Total	$2,807,589	$552,136	$474,762	$758,012	$1,022,679

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable), a portion of which is reflected as gain (loss) on interest rate swaps in our accompanying consolidated statements of operations. Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $9.1 million during the three months ended March 31, 2013, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of March 31, 2013, we owned controlling interests in 60 office properties, which were approximately 93.3% leased, and one hotel. Our real estate operating results have decreased for the three months ended March 31, 2013, as compared to the same periods in 2012, primarily due to fees payable to WREF incurred in the first quarter of 2013, included in general and administrative expense in our accompanying statement of operations. In the near term, absent future acquisitions or dispositions, we expect future real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities for our portfolio.
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012
Rental income was $115.1 million for the three months ended March 31, 2013, which represents an increase as compared to $110.2 million for the three months ended March 31, 2012, primarily due to the acquisition of the 333 Market Street Building in

December 2012, partially offset by the impact of 2012 leasing activities. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in future periods.
Tenant reimbursements remained relatively stable at $25.4 million for the three months ended March 31, 2013, as compared to $25.1 million for the three months ended March 31, 2012. Property operating costs, however, increased to $43.7 million for the three months ended March 31, 2013, as compared to $41.2 million for the three months ended March 31, 2012, primarily due to increases in property taxes, resulting from annual reassessments, and ice and snow removal costs. Tenant reimbursements of the additional 2013 property operating costs were neutralized by the impact of concessions offered with new and modified leases. Absent changes to our portfolio, over the near term, tenant reimbursements and property operating costs are expected to fluctuate in a similar manner based on leasing activities.
Hotel income, net of hotel operating costs, was $0.7 million for the three months ended March 31, 2013, which represents an increase as compared to $0.3 million for the three months ended March 31, 2012, due to increased food and beverage sales. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $0.3 million for the three months ended March 31, 2013, which represents a decrease as compared to $1.7 million for the three months ended March 31, 2012, primarily due to fees earned in connection with additional lease terminations in the first quarter of 2012. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $6.2 million for the three months ended March 31, 2013, which represents a decrease as compared to $9.5 million for the three months ended March 31, 2012, due to terminating the Advisory Agreement effective February 28, 2013 as further discussed in Note 8, Related-Party Transactions and Agreements. Thus, going forward, no related-party asset management fees will be incurred, as such services will be performed by employees of Columbia Property Trust.
Depreciation was $30.3 million for the three months ended March 31, 2013, which represents an increase as compared to $27.9 million for the three months ended March 31, 2012, primarily due to the acquisition of the 333 Market Street building in December 2012. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $21.9 million for the three months ended March 31, 2013, which represents a decrease as compared to $25.7 million for the three months ended March 31, 2012, primarily due to the expiration of in-place leases at our properties in 2012 and 2013, partially offset by the acquisition of 333 Market Street in December 2012. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
We recognized an impairment loss of $16.9 million in the first quarter of 2013 to reduce the carrying values of the 120 Eagle Rock and 333 & 777 Republic Drive properties to their estimated fair values in connection with refining our disposition strategy for these assets as a result of initiating a process to market for sale a group of 18 properties. We expect future impairment losses on real estate assets to be dependent upon the nature and timing of future disposition activities.
General and administrative expenses were $36.9 million for the three months ended March 31, 2013, which represents an increase as compared to $4.9 million for the three months ended March 31, 2012, primarily due to the contractual impact of transitioning to a self-managed platform (see Note 8, Related-Party Transactions and Agreements for details). As a result, for the first quarter of 2013, general and administrative expenses include all of the fees payable under the Consulting Service Agreement and the Transition Services Agreement, as amended, during 2013. General and administrative expenses are expected to decrease in the near term as we do not expect to incur additional fees under either agreement going forward.
Interest expense was $27.3 million for the three months ended March 31, 2013, which represents a slight increase as compared to $26.3 million for the three months ended March 31, 2012, primarily due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012, partially offset by lowering our weighted-average cost of borrowing upon executing the $450 Million Term Loan and the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Absent acquisition activity, interest expense is expected to remain at comparable levels in the near term, and decrease over the longer term, as $466.0 million of our $586.0 million total capital lease obligations mature in December 2013.

Interest and other income was $9.1 million for the three months ended March 31, 2013, which represents a slight decrease as compared to $10.0 million for the three months ended March 31, 2012, due to the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Interest income is expected to remain at comparable levels in the near term, as the majority of this activity consists of interest income earned on investments in development authority bonds with a weighted-average remaining term of approximately 2.6 years as of March 31, 2013, and decrease significantly over the longer term, as $466.0 million of our $586.0 million total development authority bonds mature in December 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a gain (loss) on interest rate swaps that do not qualify for hedge accounting treatment of approximately $57,000 for the three months ended March 31, 2013, compared to $(76,000) for the three months ended March 31, 2012. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was approximately $9.7 million for the three months ended March 31, 2013 and $19.4 million for the three months ended March 31, 2012. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For the periods presented, discontinued operations include Dvintsev Business Center - Tower B, which closed in March 2013 for a net gain of $10.0 million; the Nine Property Sale, which closed in December 2012 for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which both closed in January 2012 for total gains of $16.9 million.
Net income (loss) attributable to Columbia Property Trust was $(22.6) million, or $(0.04) per share, for the three months ended March 31, 2013, which represents a decrease as compared to $31.1 million, or $0.06 per share, for the three months ended March 31, 2012. The decrease is primarily due to incurring $28.6 million under the Transition Services Agreement, as amended, and the Consulting Services Agreement, as described in Note 8, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements; and changes in disposition activity between the periods presented. We expect earnings to improve due to the nonrecurring transition services and consulting fees incurred in the first quarter of 2013. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Funds From Operations and Adjusted Funds From Operations
Funds from Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is a non-GAAP financial measure considered by some equity REITs in evaluating operating performance. FFO is computed as GAAP net income (loss) regardless of classification as continuing or discontinuing operations, adjusted to exclude: extraordinary items, gains (or losses) from property sales (including deemed sales and settlements of pre-existing relationships), depreciation and amortization of real estate assets, impairment losses related to sales of real estate assets, and adjustments for earnings allocated to noncontrolling interests in consolidated partnerships. We believe it is useful to consider GAAP net income, adjusted to exclude the above-mentioned items, when assessing our performance because excluding the above-described adjustments highlights the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be readily apparent from GAAP net income alone. We do not, however, believe that FFO is the best measure of the sustainability of our operating performance. Changes in the GAAP accounting and reporting rules that were put into effect after the establishment of NAREIT's definition of FFO in 1999 are resulting in the inclusion of a number of items in FFO that do not correlate with the sustainability of our operating performance (e.g., acquisition expenses, market value adjustments to interest rate swaps, and amortization of certain in-place lease intangible assets and liabilities, among others). Therefore, in addition to FFO, we present Adjusted Funds from Operations (or "AFFO"), a non-GAAP financial measure. AFFO is calculated by adjusting FFO to exclude the income and expenses that we believe are not reflective of the sustainability of our ongoing operating performance, as further explained below:

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

Reconciliations of net income to FFO and to AFFO (in thousands):

	Three months ended March 31,
	2013	2012
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(22,608)	$31,131
Adjustments:
Depreciation of real estate assets	30,627	30,125
Amortization of lease-related costs	21,947	27,056
Impairment loss on real estate assets	16,867	—
Gain on disposition of discontinued operations	(10,014)	(16,885)
Total Funds From Operations adjustments	59,427	40,296
Funds From Operations	36,819	71,427
Other income (expenses) included in net (loss) income, which do not correlate with our operations:
Additional amortization of lease assets (liabilities)	(618)	(264)
Straight-line rental income	(6,593)	(809)
Gain on interest rate swaps	(1,678)	(231)
Noncash interest expense	858	909
Subtotal	(8,031)	(395)
Real estate acquisition-related costs	—	—
Adjusted Funds From Operations	$28,788	$71,032

The decrease in AFFO is primarily attributable to incurring $28.6 million of nonrecurring fees under the Consulting Agreement and the Transition Services Agreement, as amended, in the first quarter of 2013, and the near-term impact of lease restructuring activities.
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
Columbia Property Trust TRS, Columbia KCP TRS, and Wells Energy TRS are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies and include the operations of, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to Columbia Property Trust TRS, Columbia KCP TRS, and Wells Energy TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we began to market for sale a group of 18 properties. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of the properties in this group and determined that the 120 Eagle Rock property in East Hanover, New Jersey and the 333 & 777 Republic Drive property in Allen Park, Michigan are no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the three months ended March 31, 2013 (in thousands) using Level 3 inputs. There were no adjustments recognized in the three months ended March 31, 2012.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200

Assets Held for Sale
We classify assets as held for sale according to ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, assets are considered held for sale when the following criteria are met:

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2013, none of our properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
Related Parties Transactions and Agreements
During the periods presented, we were party to agreements with our advisor, and its affiliates, whereby we incurred and paid fees and reimbursements to our advisor and its affiliates for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our advisor and property manager. See Note 8, Related-Party Transition and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
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
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following item in addition to those disclosed elsewhere in this report:
On May 7, 2013, our Board of Directors declared distributions to stockholders for the second quarter of 2013 in the amount of $0.095 (9.5 cents) per share on the outstanding shares of common stock payable to stockholders of record as of June 15, 2013. Such distributions will be paid in June 2013.

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
As of March 31, 2013, we had $25.0 million outstanding under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $208.1 million outstanding on the 333 Market Street Building mortgage note; $26.3 million outstanding on the Three Glenlake Building mortgage note; $248.7 million in 5.875% bonds outstanding; and $674.5 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.52% as of March 31, 2013.
Approximately $1,607.7 million of our total debt outstanding as of March 31, 2013, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2013, these balances incurred interest expense at an average interest rate of 4.54% and have expirations ranging from 2013 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon the level of investor proceeds raised under our DRP and the rate at which we are able to employ such proceeds in acquisitions of real properties.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $586.0 million at March 31, 2013, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended March 31, 2013 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2013, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
January 2013	2,341	$6.44	2,341	(3)
February 2013	2,021	$6.40	2,021	(3)
March 2013	1,993	$6.44	1,993	(3)
During the quarter ended March 31, 2013, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in March 2013. Redemption requests for the period were funded with cash on hand, along with proceeds from the sale of common stock under our DRP.

(1)	All purchases of our equity securities by us in the three months ended March 31, 2013 were made pursuant to our SRP.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2013, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	May 8, 2013	By:	/s/ WENDY W. GILL
Wendy W. Gill Chief Accounting Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2013 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Second Amended and Restated Articles of Incorporation as Amended by the First Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

3.2	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).
10.1
Renewal Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC dated December 28, 2012 and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.2
Renewal Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated as of December 28, 2012 and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.3*	Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013 and effective as of March 1, 2013.
10.4*	Consulting Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013 and effective as of March 1, 2013 .
10.5*	Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P. dated as of February 28, 2013 (related to Wells Real Estate Advisory Services II, LLC)
10.6*	Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P. dated as of February 28, 2013 (related to Wells Real Estate Services, LLC)
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Sixth Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished with this Form 10-Q.