Form 10-Q
period 2013-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2013-08-06
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2013
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2013: 537,048,293 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2012. Columbia Property Trust's results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$786,336	$789,237
Buildings and improvements, less accumulated depreciation of $635,280 and $580,334, as of June 30, 2013 and December 31, 2012, respectively	3,370,152	3,468,218
Intangible lease assets, less accumulated amortization of $332,936 and $315,840, as of June 30, 2013 and December 31, 2012, respectively	317,232	341,460
Construction in progress	6,781	12,680
Total real estate assets	4,480,501	4,611,595
Cash and cash equivalents	61,667	53,657
Tenant receivables, net of allowance for doubtful accounts of $892 and $117, as of June 30, 2013 and December 31, 2012, respectively	139,473	134,099
Prepaid expenses and other assets	33,208	29,373
Deferred financing costs, less accumulated amortization of $10,081 and $8,527, as of June 30, 2013 and December 31, 2012, respectively	8,952	10,490
Intangible lease origination costs, less accumulated amortization of $247,781 and $230,930, as of June 30, 2013 and December 31, 2012, respectively	186,986	206,927
Deferred lease costs, less accumulated amortization of $29,119 and $24,222, as of June 30, 2013 and December 31, 2012, respectively	106,652	98,808
Investment in development authority bonds	586,000	586,000
Total assets	$5,603,439	$5,730,949
Liabilities:
Line of credit and notes payable	$1,409,245	$1,401,618
Bonds payable, net of discount of $1,196 and $1,322, as of June 30, 2013 and December 31, 2012, respectively	248,804	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	97,929	102,858
Due to affiliates	18,006	1,920
Deferred income	22,243	28,071
Intangible lease liabilities, less accumulated amortization of $89,592 and $84,326, as of June 30, 2013 and December 31, 2012, respectively	90,867	98,298
Obligations under capital leases	586,000	586,000
Total liabilities	2,473,094	2,467,443
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	121,752	99,526
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 542,288,114 and 547,603,642 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	5,423	5,476
Additional paid-in capital	4,867,077	4,897,782
Cumulative distributions in excess of earnings	(1,739,568)	(1,634,531)
Redeemable common stock	(121,752)	(99,526)
Other comprehensive loss	(2,587)	(5,221)
Total equity	3,008,593	3,163,980
Total liabilities, redeemable common stock, and equity	$5,603,439	$5,730,949
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$116,949	$109,857	$232,070	$220,043
Tenant reimbursements	24,451	24,193	49,883	49,273
Hotel income	6,562	6,463	11,516	10,838
Other property income	1,258	458	1,546	2,157
	149,220	140,971	295,015	282,311
Expenses:
Property operating costs	43,130	40,023	86,842	81,261
Hotel operating costs	4,820	4,996	9,081	9,093
Asset and property management fees:
Related-party	—	8,671	5,541	17,493
Other	680	651	1,380	1,350
Depreciation	30,608	27,982	60,860	55,867
Amortization	22,327	26,751	44,237	52,470
Impairment loss on real estate assets	—	—	16,867	—
General and administrative	9,113	6,614	46,020	11,484
	110,678	115,688	270,828	229,018
Real estate operating income	38,542	25,283	24,187	53,293
Other income (expense):
Interest expense	(27,175)	(26,526)	(54,435)	(52,807)
Interest and other income	9,274	10,012	18,385	20,028
Gain (loss) on interest rate swaps	164	(13)	221	(89)
	(17,737)	(16,527)	(35,829)	(32,868)
Income (loss) before income tax expense	20,805	8,756	(11,642)	20,425
Income tax expense	(325)	(398)	(228)	(301)
Income (loss) from continuing operations	20,480	8,358	(11,870)	20,124
Discontinued operations:
Operating income (loss) from discontinued operations	121	2,494	(151)	4,978
Gains on disposition of discontinued operations	—	62	10,014	16,947
Income from discontinued operations	121	2,556	9,863	21,925
Net income (loss)	20,601	10,914	(2,007)	42,049
Less: net income attributable to nonredeemable noncontrolling interests	—	—	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$20,601	$10,914	$(2,007)	$42,045
Per-share information – basic and diluted:
Income (loss) from continuing operations	$0.04	$0.02	$(0.02)	$0.04
Income from discontinued operations	$0.00	$0.00	$0.02	$0.04
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$0.04	$0.02	$0.00	$0.08
Weighted-average common shares outstanding – basic and diluted	543,262	546,134	544,664	545,867
Distributions per share	$0.095	$0.125	$0.190	$0.250
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$20,601	$10,914	$(2,007)	$42,045
Foreign currency translation adjustment realized in discontinued operations	—	—	(83)	—
Market value adjustment to interest rate swap	2,168	(4,016)	2,717	(3,408)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	22,769	6,898	627	38,637
Comprehensive income attributable to noncontrolling interests	—	—	—	4
Comprehensive income	$22,769	$6,898	$627	$38,641

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2012	547,604	$5,476	$4,897,782	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	6,629	66	46,336	—	—	—	46,402
Redemptions of common stock	(11,945)	(119)	(76,914)	—	—	—	(77,033)
Increase in redeemable common stock	—	—	—	—	(22,226)	—	(22,226)
Distributions to common stockholders ($0.190 per share)	—	—	—	(103,030)	—	—	(103,030)
Offering costs	—	—	(127)	—	—	—	(127)
Net loss attributable to the common stockholders of Columbia Property Trust, Inc.	—	—	—	(2,007)	—	—	(2,007)
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	2,717	2,717
Balance, June 30, 2013	542,288	$5,423	$4,867,077	$(1,739,568)	$(121,752)	$(2,587)	$3,008,593

COLUMBIA PROPERTY TRUST, INC.
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
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(2,007)	$42,049
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(13,121)	(845)
Depreciation	61,235	60,357
Amortization	43,100	53,330
Impairment losses on real estate assets	16,867	—
Noncash interest expense	1,720	1,897
Gain on interest rate swaps	(3,461)	(527)
Gain on sale of discontinued operations	(10,014)	(16,947)
Changes in assets and liabilities, net of acquisitions:
Decrease in tenant receivables, net	5,872	2,164
Decrease (increase) in prepaid expenses and other assets	(3,989)	2,257
Decrease in accounts payable and accrued expenses	(4,422)	(3,000)
Increase (decrease) in due to affiliates	16,205	(1,744)
Decrease in deferred income	(5,664)	(5,343)
Net cash provided by operating activities	102,321	133,648
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	65,928	57,747
Investment in real estate	(22,495)	(14,439)
Deferred lease costs paid	(9,816)	(15,839)
Net cash provided by investing activities	33,617	27,469
Cash Flows from Financing Activities:
Financing costs paid	(240)	(3,112)
Proceeds from lines of credit and notes payable	120,000	479,000
Repayments of lines of credit and notes payable	(112,227)	(490,998)
Issuance of common stock	46,402	62,722
Redemptions of common stock	(78,609)	(51,256)
Distributions paid to stockholders	(56,628)	(73,262)
Distributions paid to stockholders and reinvested in shares of our common stock	(46,402)	(62,722)
Offering costs paid	(121)	—
Redemption of noncontrolling interest	—	(301)
Distributions paid to nonredeemable noncontrolling interests	—	(15)
Net cash used in financing activities	(127,825)	(139,944)
Net increase in cash and cash equivalents	8,113	21,173
Effect of foreign exchange rate on cash and cash equivalents	(103)	(23)
Cash and cash equivalents, beginning of period	53,657	39,468
Cash and cash equivalents, end of period	$61,667	$60,618
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013
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
Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of June 30, 2013, Columbia Property Trust owned controlling interests in 60 office properties and one hotel, which includes 82 operational buildings. These properties are comprised of approximately 20.8 million square feet of commercial space and are located in 19 states and the District of Columbia. As of June 30, 2013, 59 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 93.0% leased.
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
On February 28, 2013, Columbia Property Trust became a self-managed company by terminating the above-mentioned advisory agreement and property management agreement, and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services. As a result, the contractual services described above are now performed by employees of Columbia Property Trust (except for certain investor services). Contemporaneous with this transaction, Columbia Property Trust entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid to execute these acquisitions, Columbia Property Trust will pay fees to WREF for consulting and investor services for the remainder of 2013. For additional details about this transaction and the related agreements, please refer to Note 8, Related-Party Transactions and Agreements.
At present, Columbia Property Trust is preparing for a stockholder liquidity event and believes that listing on a national exchange will provide the most flexible means by which to maximize its long-term value. Thus, Columbia Property Trust is taking steps to position the company to be able to list its shares later this year, should market conditions support that strategy. In the event that Columbia Property Trust's stock is not listed on a national securities exchange by October 2015, Columbia Property Trust must either seek stockholder approval to extend or amend this listing deadline or seek stockholder approval to begin liquidating investments and distributing the resulting proceeds to the stockholders. If Columbia Property Trust seeks stockholder approval to extend or amend this listing date and does not obtain it, Columbia Property Trust would then be required to seek stockholder approval to liquidate. In this circumstance, if Columbia Property Trust seeks and does not obtain approval to liquidate, Columbia Property Trust would not be required to list or liquidate and could continue to operate indefinitely as an unlisted company.

From December 2003 through June 2010, Columbia Property Trust raised proceeds through three uninterrupted public offerings of shares of its common stock. Through July 7, 2013, Columbia Property Trust offered shares of its common stock to its current investors through its distribution reinvestment plan ("DRP") pursuant to a registration statement on Form S-3. As of June 30, 2013, Columbia Property Trust had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.2 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $76.1 million, and common stock redemptions pursuant to its share redemption program (the "SRP") of approximately $774.3 million, Columbia Property Trust had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Columbia Property Trust's net offering proceeds have been invested in real estate. In preparation for listing, Columbia Property Trust terminated the SRP effective July 31, 2013.

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
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the six months ended June 30, 2013 (in thousands) using Level 3 inputs. There were no adjustments recognized during the six months ended June 30, 2012.

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of June 30, 2013, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2013 and December 31, 2012, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2013	Gross	$85,204	$454,291	$434,767	$180,459
	Accumulated Amortization	(57,905)	(263,015)	(247,781)	(89,592)
	Net	$27,299	$191,276	$186,986	$90,867
December 31, 2012	Gross	$86,696	$459,931	$437,857	$182,624
	Accumulated Amortization	(56,259)	(248,600)	(230,930)	(84,326)
	Net	$30,437	$211,331	$206,927	$98,298
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2013	$1,453	$9,919	$10,017	$3,705
For the three months ended June 30, 2012	$2,254	$12,608	$10,498	$4,174
For the six months ended June 30, 2013	$3,138	$20,054	$19,941	$7,431
For the six months ended June 30, 2012	$4,688	$25,980	$21,145	$8,415
The remaining net intangible assets and liabilities as of June 30, 2013 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2013	$2,954	$19,442	$19,767	$7,363
For the years ending December 31:
2014	5,581	35,447	36,815	14,362
2015	4,580	31,399	32,938	12,828
2016	3,848	24,761	25,907	10,398
2017	1,979	18,366	19,297	8,306
2018	1,168	13,457	13,760	7,557
Thereafter	7,189	48,404	38,502	30,053
	$27,299	$191,276	$186,986	$90,867
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of June 30, 2013 and December 31, 2012, and recognized amortization of these assets of approximately $0.5 million for the three months ended June 30, 2013 and 2012 and $1.0 million for the six months ended June 30, 2013 and 2012.
As of June 30, 2013, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the six months ending December 31, 2013	$1,034
For the years ending December 31:
2014	2,069
2015	2,069
2016	2,069
2017	2,069
2018	2,069
Thereafter	87,794
$99,173
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(2,587)	$(5,305)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(9,648)	$(13,109)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(12.2) million and $(18.4) million at June 30, 2013 and December 31, 2012, respectively.

	Six months ended June 30,
	2013	2012
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$2,717	$(3,408)
Gain (loss) on interest rate swap recognized through earnings	$221	$(89)
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
Acquisitions
Columbia Property Trust did not acquire any real properties during the six months ended June 30, 2013.
As described in Note 1, Organization, Columbia Property Trust acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services on February 28, 2013. The following unaudited pro forma statements of operations presented for the six months ended June 30, 2013 and the three and six months ended June 30, 2012 have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2012. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2012 (in thousands).

	Three months ended June 30,	Six months ended June 30,
	2012	2013	2012
Revenues	$142,775	$296,244	$286,076
Net income attributable to common stockholders	$18,919	$31,770	$23,719

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
As of June 30, 2013 and December 31, 2012, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	June 30, 2013	December 31, 2012
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	207,936	208,308
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
JPMorgan Chase Credit Facility	51,000	42,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	35,977	37,204
Three Glenlake Building mortgage note	26,423	26,264
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,909	8,842
Total indebtedness	$1,409,245	$1,401,618
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2013 and December 31, 2012 was approximately $1,420.5 million and $1,433.1 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the six months ended June 30, 2013 and 2012, Columbia Property Trust made interest payments of approximately $30.4 million and $24.5 million, respectively. There was no interest capitalized in either period. As of June 30, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on its term loan, outstanding line of credit, and notes payable obligations.

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $7.3 million were made on the 2018 Bonds Payable during the six months ended June 30, 2013. As of June 30, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of June 30, 2013 and December 31, 2012 was approximately $251.0 million and $250.9 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2013, no such options have been exercised that had not been materially satisfied.
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
7.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2013 and 2012 (in thousands):

	Six months ended June 30,
	2013	2012
Other assets assumed at acquisition	$741	$—
Other liabilities assumed at acquisition	$741	$—
Other liabilities settled at disposition	$872	$—
Interest accruing to notes payable	$159	$152
Amortization of discounts (premiums) on debt	$(304)	$193
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$2,717	$(3,408)
Accrued capital expenditures and deferred lease costs	$13,408	$5,432
Accrued deferred financing costs	$—	$10
Accrued offering costs	$6	$—
Accrued redemptions of common stock	$2,079	$1,216
Increase in redeemable common stock	$22,226	$38,308

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

•
Reimbursement for all costs and expenses the Advisor incurred in fulfilling its duties as the asset portfolio manager, generally included (i) wages and salaries and other employee-related expenses of the Advisor's employees, who performed a full range of real estate services for Columbia Property Trust, including management, administration, operations, and marketing, and are billed to Columbia Property Trust based on the amount of time spent on Columbia Property Trust by such personnel, provided that such expenses are not reimbursed if incurred in connection with services for which the Advisor received a disposition fee (described below) or an acquisition fee; and (ii) amounts paid for an individual retirement account, or "IRA," custodial service costs allocated to Columbia Property Trust accounts. The Advisory Agreement limited the amount of reimbursements to the Advisor of "portfolio general and administrative expenses" and "personnel expenses," as defined, to the extent they would exceed $18.2 million and $10.0 million, respectively, during 2013.

•
Acquisition fees were incurred at 1.0% of property purchase price (excluding acquisition expenses); however, in no event could total acquisition fees for the calendar year exceed 2.0% of total gross offering proceeds. Columbia Property Trust also reimbursed the Advisor for expenses it paid to third parties in connection with acquisitions or potential acquisitions. Per the Transition Services Agreement discussed below, acquisition fees payable to the Advisor for 2012 and 2013 had an aggregate cap of $1.5 million. Columbia Property Trust paid acquisition fees of $1.5 million related to the acquisition on the 333 Market Street Building in San Francisco, California, in December 2012. As a result, no acquisition fees will be paid to the Advisor during 2013.

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
Transition Services Agreement
For the period from July 1, 2012 through December 31, 2013, Columbia Property Trust, Columbia Property Trust Advisory Services, and WREF are parties to an agreement under which WREF provides services to support the transition of Columbia Property Trust from an externally advised management platform to a self-managed structure (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, (i) WREF was required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to Columbia Property Trust Advisory Services by January 1, 2013; provided that if WREF was not able to transfer certain assets by then, WREF was required to use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Columbia Property Trust had the option to acquire Columbia Property Trust Advisory Services from WREF at any time during 2013 (the "Columbia Property Trust Advisory Services Assignment Option"). The Columbia Property Trust Advisory Services Assignment Option closed as of February 28, 2013, and all assets were transferred by June 30, 2013. No payment was associated with the assignment; however, Columbia Property Trust is required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services to prepare for a successful transition to a self-managed structure a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF will each pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses is limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement at the close of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below.
On December 28, 2012, the Transition Services Agreement was amended and Wells Management and Columbia Property Trust Services were made parties to the agreement. Pursuant to the amendment, Columbia Property Trust could acquire Columbia

Property Trust Services, the entity that provided personnel to carry out property management services on behalf of Wells Management and its affiliates, in connection with exercising the Columbia Property Trust Advisory Services Assignment Option.  Columbia Property Trust exercised this option on February 28, 2013. No payment was associated with this assignment; however, Columbia Property Trust is obligated to pay a fee to WREF of  approximately $2.8 million in monthly installments from July 2013 through December 2013. The fees paid under the Transition Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations. The Transition Services Agreement is terminable if there is a material breach by WREF that is not cured, or if WREF is in an insolvency proceeding. Otherwise, if Columbia Property Trust elects to terminate the agreement early, all remaining payments due under the agreement will be accelerated.
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
Consulting Services Agreement
On February 28, 2013, the Columbia Property Trust Advisory Services Assignment Option and Columbia Property Trust Services Assignment Option closed, and in connection therewith, the Advisory Agreement and Investor Services Agreement terminated and Columbia Property Trust entered into a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF will provide consulting services with respect to the same matters that the Advisor provided services under the most recently effective advisory agreement. Payments under the Consulting Services Agreement are monthly fees in the same amount as the asset management fee that would have been paid under the most recently effective advisory agreement, if the most recently effective advisory agreement was not terminated. No acquisition or disposition fees are payable under the Consulting Services Agreement. The Consulting Services Agreement will terminate on December 31, 2013. If Columbia Property Trust elects to terminate the Consulting Services Agreement early for cause, Columbia Property Trust would not be required to make further payments under the agreement other than fees earned by WREF and unpaid at the time of termination. If Columbia Property Trust terminates the Consulting Services Agreement other than for cause, Columbia Property Trust would be required to make a fee acceleration payment, which is calculated as the fees incurred in the last month prior to termination, adjusted for partial months, multiplied by the number of months remaining between the time of termination and December 31, 2013. The fees incurred under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.
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
Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investor services	$278	$—	$369	$—
Administrative reimbursements, net(1)	70	2,839	1,891	5,591
Other	20	—	69	—
Consulting fees(2)	—	—	25,417	—
Transition services(3)	—	—	5,750	—
Asset management fees	—	8,125	5,083	16,250
Property management fees	—	1,053	523	2,279
Construction fees(4)	—	20	139	61
Total	$368	$12,037	$39,241	$24,181

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.1 million for the three months ended June 30, 2012 and approximately $0.7 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.

(2)	$10.2 million of the $25.4 million of consulting fees incurred were paid during the six months ended June 30, 2013. The remaining $15.2 million will be paid ratably over the remainder of 2013.

(3)
$3.0 million of the $5.8 million of transition services fees incurred were paid during the six months ended June 30, 2013; $1.5 million will be paid in the third quarter of 2013; and the remaining $1.3 million will be paid in the fourth quarter of 2013.

(4)	Construction fees are capitalized to real estate assets as incurred.
Columbia Property Trust incurred no related-party commissions, dealer-manager fees, offering costs, incentive fees, listing fees, acquisition fees, disposition fees, or leasing commissions during the three and six months ended June 30, 2013 or the three and six months ended June 30, 2012.
Due to Affiliates
The detail of amounts due to WREF and its affiliates as of June 30, 2013 and December 31, 2012 (in thousands) are provided below:

	June 30, 2013	December 31, 2012
Consulting fees	$15,250	$—
Transition services	2,750	—
Administrative reimbursements	6	1,360
Asset and property management fees	—	560
Total	$18,006	$1,920

9.	Discontinued Operations
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
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$2	$8,983	$1,309	$19,372
Tenant reimbursements	7	505	184	1,419
	9	9,488	1,493	20,791
Expenses:
Property operating costs	7	3,131	184	6,613
Asset and property management fees	—	674	223	1,373
Depreciation	—	2,250	375	4,490
Amortization	—	1,208	37	2,545
General and administrative	(119)	(837)	828	(351)
Total expenses	(112)	6,426	1,647	14,670
Real estate operating income (loss)	121	3,062	(154)	6,121
Other income (expense):
Interest expense	—	(568)	—	(1,143)
Interest and other income	—	—	3	—
Operating income (loss) from discontinued operations	121	2,494	(151)	4,978
Gain on disposition of discontinued operations	—	62	10,014	16,947
Income from discontinued operations	$121	$2,556	$9,863	$21,925
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 (in thousands); and its condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$270,261	$509,834	$—	$786,336
Buildings and improvements, net	—	23,275	1,782,978	1,563,899	—	3,370,152
Intangible lease assets, net	—	—	134,093	183,139	—	317,232
Construction in progress	—	713	3,725	2,343	—	6,781
Total real estate assets	—	30,229	2,191,057	2,259,215	—	4,480,501
Cash and cash equivalents	21,945	3,486	20,295	15,941	—	61,667
Investment in subsidiaries	2,931,767	2,638,923	—	—	(5,570,690)	—
Tenant receivables, net of allowance	—	28	80,511	63,213	(4,279)	139,473
Prepaid expenses and other assets	178,711	151,742	2,406	25,011	(324,662)	33,208
Deferred financing costs, net	—	7,145	—	1,807	—	8,952
Intangible lease origination costs, net	—	—	117,184	69,802	—	186,986
Deferred lease costs, net	—	55	63,159	43,438	—	106,652
Investment in development authority bonds	—	—	466,000	120,000	—	586,000
Total assets	$3,132,423	$2,831,608	$2,940,612	$2,598,427	$(5,899,631)	$5,603,439
Liabilities:
Line of credit and notes payable	$—	$501,000	$145,045	$1,086,145	$(322,945)	$1,409,245
Bonds payable, net	—	248,804	—	—	—	248,804
Accounts payable, accrued expenses, and accrued capital expenditures	2,078	9,691	39,915	50,524	(4,279)	97,929
Due to affiliates	—	18,029	1,598	96	(1,717)	18,006
Deferred income	—	—	10,202	12,041	—	22,243
Intangible lease liabilities, net	—	—	40,923	49,944	—	90,867
Obligations under capital leases	—	—	466,000	120,000	—	586,000
Total liabilities	2,078	777,524	703,683	1,318,750	(328,941)	2,473,094
Redeemable Common Stock	121,752	—	—	—	—	121,752
Equity:
Total equity	3,008,593	2,054,084	2,236,929	1,279,677	(5,570,690)	3,008,593
Total liabilities, redeemable common stock, and equity	$3,132,423	$2,831,608	$2,940,612	$2,598,427	$(5,899,631)	$5,603,439

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$271,757	$511,239	$—	$789,237
Building and improvements, net	—	16,513	1,812,882	1,638,823	—	3,468,218
Intangible lease assets, net	—	—	146,448	195,012	—	341,460
Construction in progress	—	5,252	2,505	4,923	—	12,680
Total real estate assets	—	28,006	2,233,592	2,349,997	—	4,611,595
Cash and cash equivalents	20,914	4,822	13,673	14,248	—	53,657
Investment in subsidiaries	3,068,106	2,679,950	—	—	(5,748,056)	—
Tenant receivables, net of allowance	—	22	72,283	66,017	(4,223)	134,099
Prepaid expenses and other assets	178,131	203,589	1,531	26,806	(380,684)	29,373
Deferred financing costs, net	—	8,498	—	1,992	—	10,490
Intangible lease origination costs, net	—	—	129,947	76,980	—	206,927
Deferred lease costs, net	—	68	54,900	43,840	—	98,808
Investment in development authority bonds	—	—	466,000	120,000	—	586,000
Total assets	$3,267,151	$2,924,955	$2,971,926	$2,699,880	$(6,132,963)	$5,730,949
Liabilities:
Lines of credit and notes payable	$—	$492,000	$145,974	$1,142,644	$(379,000)	$1,401,618
Bonds payable, net	—	248,678	—	—	—	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	3,645	12,417	39,834	51,185	(4,223)	102,858
Due to affiliates	—	960	1,593	1,051	(1,684)	1,920
Deferred income	—	81	16,748	11,242	—	28,071
Intangible lease liabilities, net	—	—	44,201	54,097	—	98,298
Obligations under capital leases	—	—	466,000	120,000	—	586,000
Total liabilities	3,645	754,136	714,350	1,380,219	(384,907)	2,467,443
Redeemable Common Stock	99,526	—	—	—	—	99,526
Equity:
Total equity	3,163,980	2,170,819	2,257,576	1,319,661	(5,748,056)	3,163,980
Total liabilities, redeemable common stock, and equity	$3,267,151	$2,924,955	$2,971,926	$2,699,880	$(6,132,963)	$5,730,949

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$66,239	$51,638	$(1,029)	$116,949
Tenant reimbursements	—	(20)	14,174	10,854	(557)	24,451
Hotel income	—	—	—	6,562	—	6,562
Other property income	—	—	863	4,200	(3,805)	1,258
	—	81	81,276	73,254	(5,391)	149,220
Expenses:
Property operating costs	—	594	21,828	21,500	(792)	43,130
Hotel operating costs	—	—	—	5,749	(929)	4,820
Asset and property management fees:
Related-party	—	4	1,104	1,254	(2,362)	—
Other	—	—	10	670	—	680
Depreciation	—	328	16,211	14,069	—	30,608
Amortization	—	7	12,856	9,464	—	22,327
Impairment loss on real estate assets	—	—	—	—	—	—
General and administrative	—	4,046	226	6,153	(1,312)	9,113
	—	4,979	52,235	58,859	(5,395)	110,678
Real estate operating (loss) income	—	(4,898)	29,041	14,395	4	38,542
Other income (expense):
Interest expense	—	(8,148)	(10,029)	(13,721)	4,723	(27,175)
Interest and other income (expense)	2,002	2,723	7,309	1,963	(4,723)	9,274
Gain on interest rate swaps	—	—	—	164	—	164
Income (loss) from equity investment	18,599	26,693	—	—	(45,292)	—
	20,601	21,268	(2,720)	(11,594)	(45,292)	(17,737)
Income (loss) before income tax benefit (expense)	20,601	16,370	26,321	2,801	(45,288)	20,805
Income tax benefit (expense)	—	(1)	(62)	(262)	—	(325)
Income (loss) from continuing operations	20,601	16,369	26,259	2,539	(45,288)	20,480
Discontinued operations:
Operating income from discontinued operations	—	—	(24)	145	—	121
Gain on disposition of discontinued operations	—	—	—	—	—	—
Income from discontinued operations	—	—	(24)	145	—	121
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$20,601	$16,369	$26,235	$2,684	$(45,288)	$20,601

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$90	$56,466	$54,111	$(810)	$109,857
Tenant reimbursements	—	51	9,672	15,814	(1,344)	24,193
Hotel income	—	—	—	6,463	—	6,463
Other property income	—	38	201	417	(198)	458
	—	179	66,339	76,805	(2,352)	140,971
Expenses:
Property operating costs	—	464	16,084	24,979	(1,504)	40,023
Hotel operating costs	—	—	—	5,806	(810)	4,996
Asset and property management fees:
Related-party	7,569	4	421	717	(40)	8,671
Other	—	—	394	257	—	651
Depreciation	—	177	13,201	14,604	—	27,982
Amortization	—	6	13,943	12,802	—	26,751
General and administrative	—	4,559	1,611	442	2	6,614
	7,569	5,210	45,654	59,607	(2,352)	115,688
Real estate operating income (loss)	(7,569)	(5,031)	20,685	17,198	—	25,283
Other income (expense):
Interest expense	—	(8,084)	(10,064)	(13,134)	4,756	(26,526)
Interest and other income (expense)	1,997	2,759	7,307	2,705	(4,756)	10,012
Loss on interest rate swaps	—	—	—	(13)	—	(13)
Income (loss) from equity investment	16,486	23,306	—	—	(39,792)	—
	18,483	17,981	(2,757)	(10,442)	(39,792)	(16,527)
Income (loss) before income tax benefit (expense)	10,914	12,950	17,928	6,756	(39,792)	8,756
Income tax benefit (expense)	—	(3)	(51)	(344)	—	(398)
Income (loss) from continuing operations	10,914	12,947	17,877	6,412	(39,792)	8,358
Discontinued operations:
Operating loss from discontinued operations	—	1,708	578	208	—	2,494
Gain on disposition of discontinued operations	—	—	—	62	—	62
Income from discontinued operations	—	1,708	578	270	—	2,556
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$10,914	$14,655	$18,455	$6,682	$(39,792)	$10,914

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$202	$130,852	$103,059	$(2,043)	$232,070
Tenant reimbursements	—	83	29,135	21,900	(1,235)	49,883
Hotel income	—	—	—	11,516	—	11,516
Other property income	—	17	863	5,881	(5,215)	1,546
	—	302	160,850	142,356	(8,493)	295,015
Expenses:
Property operating costs	—	1,069	44,284	43,139	(1,650)	86,842
Hotel operating costs	—	—	—	10,941	(1,860)	9,081
Asset and property management fees:
Related-party	5,018	7	1,927	2,232	(3,643)	5,541
Other	—	—	272	1,108	—	1,380
Depreciation	—	561	32,343	27,956	—	60,860
Amortization	—	14	25,638	18,585	—	44,237
Impairment loss on real estate asset	—	—	5,159	11,708	—	16,867
General and administrative	—	37,751	1,163	8,943	(1,837)	46,020
	5,018	39,402	110,786	124,612	(8,990)	270,828
Real estate operating income (loss)	(5,018)	(39,100)	50,064	17,744	497	24,187
Other income (expense):
Interest expense	—	(16,325)	(20,067)	(27,494)	9,451	(54,435)
Interest and other income (expense)	3,999	5,455	14,616	3,766	(9,451)	18,385
Loss on interest rate swaps	—	—	—	221	—	221
Income (loss) from equity investment	(988)	44,994	—	—	(44,006)	—
	3,011	34,124	(5,451)	(23,507)	(44,006)	(35,829)
Income (loss) before income tax expense	(2,007)	(4,976)	44,613	(5,763)	(43,509)	(11,642)
Income tax expense	—	(2)	(124)	(102)	—	(228)
Income (loss) from continuing operations	(2,007)	(4,978)	44,489	(5,865)	(43,509)	(11,870)
Discontinued operations:
Operating loss from discontinued operations	—	658	(5)	(804)	—	(151)
Gain on disposition of discontinued operations	—	—	—	10,014	—	10,014
Income from discontinued operations	—	658	(5)	9,210	—	9,863
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(2,007)	$(4,320)	$44,484	$3,345	$(43,509)	$(2,007)

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,450	$111,999	$108,154	$(1,560)	$220,043
Tenant reimbursements	—	66	19,349	31,202	(1,344)	49,273
Hotel income	—	—	—	10,838	—	10,838
Other property income	—	76	403	2,021	(343)	2,157
	—	1,592	131,751	152,215	(3,247)	282,311
Expenses:
Property operating costs	—	1,006	31,859	50,007	(1,611)	81,261
Hotel operating costs	—	—	—	10,653	(1,560)	9,093
Asset and property management fees:
Related-party	15,125	47	851	1,546	(76)	17,493
Other	—	—	813	537	—	1,350
Depreciation	—	350	26,326	29,191	—	55,867
Amortization	—	344	25,936	26,190	—	52,470
General and administrative	—	8,914	1,800	770	—	11,484
	15,125	10,661	87,585	118,894	(3,247)	229,018
Real estate operating income (loss)	(15,125)	(9,069)	44,166	33,321	—	53,293
Other income (expense):
Interest expense	—	(15,887)	(20,136)	(26,301)	9,517	(52,807)
Interest and other income (expense)	3,994	5,526	14,615	5,410	(9,517)	20,028
Loss on interest rate swaps	—	—	—	(89)	—	(89)
Income (loss) from equity investment	53,176	66,971	—	—	(120,147)	—
	57,170	56,610	(5,521)	(20,980)	(120,147)	(32,868)
Income (loss) before income tax benefit (expense)	42,045	47,541	38,645	12,341	(120,147)	20,425
Income tax benefit (expense)	—	(14)	(101)	(186)	—	(301)
Income (loss) from continuing operations	42,045	47,527	38,544	12,155	(120,147)	20,124
Discontinued operations:
Operating loss from discontinued operations	—	3,407	1,242	329	—	4,978
Gain on disposition of discontinued operations	—	—	—	16,947	—	16,947
Income from discontinued operations	—	3,407	1,242	17,276	—	21,925
Net income (loss)	42,045	50,934	39,786	29,431	(120,147)	42,049
Less: Net loss (income) attributable to noncontrolling interest	—	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$42,045	$50,934	$39,786	$29,427	$(120,147)	$42,045

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$20,601	$16,369	$26,235	$2,684	$(45,288)	$20,601
Market value adjustment to interest rate swap	2,168	2,168	—	—	(2,168)	2,168
Comprehensive income (loss)	$22,769	$18,537	$26,235	$2,684	$(47,456)	$22,769

	For the three months ended June 30, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$10,914	$14,655	$18,455	$6,682	$(39,792)	$10,914
Market value adjustment to interest rate swap	(4,016)	(4,016)	—	—	4,016	(4,016)
Comprehensive income (loss)	$6,898	$10,639	$18,455	$6,682	$(35,776)	$6,898

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(2,007)	$(4,320)	$44,484	$3,345	$(43,509)	$(2,007)
Foreign currency translation adjustment	(83)	—	—	(83)	83	(83)
Market value adjustment to interest rate swap	2,717	2,717	—	—	(2,717)	2,717
Comprehensive income (loss)	$627	$(1,603)	$44,484	$3,262	$(46,143)	$627

	For the six months ended June 30, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$42,045	$50,934	$39,786	$29,427	$(120,147)	$42,045
Market value adjustment to interest rate swap	(3,408)	(3,408)	—	—	3,408	(3,408)
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	38,637	47,526	39,786	29,427	(116,739)	38,637
Comprehensive income attributable to noncontrolling interests	—	—	—	4	—	4
Comprehensive income (loss)	$38,637	$47,526	$39,786	$29,431	$(116,739)	$38,641

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$—	$(41,902)	$96,132	$48,091	$102,321

Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	—	65,928
Investment in real estate and related assets	—	(3,355)	(12,007)	(16,949)	(32,311)
Net cash provided by (used in) investing activities	—	62,573	(12,007)	(16,949)	33,617

Cash flows from financing activities:
Borrowings, net of fees	—	119,801	—	(41)	119,760
Repayments	—	(111,000)	—	(1,227)	(112,227)
Issuance of common stock, net of redemptions and fees	(32,328)	—	—	—	(32,328)
Distributions	(103,030)	—	—	—	(103,030)
Intercompany transfers, net	136,389	(30,808)	(77,503)	(28,078)	—
Net cash provided by (used in) financing activities	1,031	(22,007)	(77,503)	(29,346)	(127,825)

Net increase (decrease) in cash and cash equivalents	1,031	(1,336)	6,622	1,796	8,113
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	13,673	14,248	53,657
Cash and cash equivalents, end of period	$21,945	$3,486	$20,295	$15,941	$61,667

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Guarantors	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities:	$—	$(40,251)	$111,220	$62,679	$133,648

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,747	—	—	57,747
Investment in real estate and related assets	—	(883)	(12,369)	(17,026)	(30,278)
Net cash provided by (used in) investing activities	—	56,864	(12,369)	(17,026)	27,469

Cash flows from financing activities:
Borrowings, net of fees	—	475,888	—	—	475,888
Repayments	—	(456,000)	—	(34,998)	(490,998)
Issuance of common stock, net of redemptions and fees	11,466	—	—	—	11,466
Distributions	(135,984)	—	—	(15)	(135,999)
Intercompany transfers	149,143	(42,623)	(100,564)	(5,956)	—
Redemption of noncontrolling interest	—	—	—	(301)	(301)
Net cash provided by (used in) financing activities	24,625	(22,735)	(100,564)	(41,270)	(139,944)

Net increase (decrease) in cash and cash equivalents	24,625	(6,122)	(1,713)	4,383	21,173
Effect of foreign exchange rate on cash and cash equivalents	—	—	—	(23)	(23)
Cash and cash equivalents, beginning of period	11,291	10,597	9,134	8,446	39,468
Cash and cash equivalents, end of period	$35,916	$4,475	$7,421	$12,806	$60,618

11.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following items in addition to those disclosed elsewhere in this report:
Listing Preparations
In preparation for a potential listing, the DRP was suspended effective July 7, 2013 and the SRP was terminated effective July 31, 2013.
Debt Maturity
On July 31, 2013, Columbia Property Trust used cash on hand and proceeds from the line of credit to fully repay the Three Glenlake Building mortgage note of $26.4 million and the related swap at maturity.

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
Overview
We have evaluated various liquidity options and believe that listing our shares on a national exchange will provide the most flexible means by which to maximize our long-term value. In addition to providing an opportunity for our shareholders to monetize their investment, a listing would give the company access to more efficient sources of capital, which can be invested toward long-term value growth and to enhance income to support dividends. We are, therefore, taking steps to position the company to be able to list its shares later this year, should market conditions remain favorable.
Over the past year, we have transitioned from an externally advised management structure to a self-managed team, which culminated on February 28, 2013 upon terminating the advisory agreement and property management agreements, and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services, which included the employees necessary to perform the functions previously performed by our external advisor and property manager. See Note 8, Related-Party Transactions and Agreements, to the accompanying consolidated financial statements.
We are continuing to focus on our strategic investment objective of refining our portfolio in an effort to enhance the REIT's value potential and, consequently, its attractiveness to current and future investors. We are seeking to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-added investments, which we believe have upside potential for net operating income and value over the intermediate term. We are also working to improve our market concentration by growing our economic presence in key markets through the pursuit of strategic investment opportunities, and by divesting of properties that are situated in outlying markets or face more challenging appreciation prospects. Recently, we initiated a process to market for sale a group of 18 additional properties with an aggregate carrying value of approximately $514 million, the disposition of which would meaningfully improve our geographical concentration and strengthen the underlying real estate fundamentals of our portfolio.
Liquidity and Capital Resources
Overview
In 2012 and 2013, we actively managed our real estate portfolio with an emphasis on leasing and re-leasing space, and pursuing and closing on strategic acquisitions and dispositions to concentrate our market focus. During this period, we also enhanced our capital structure by raising net equity proceeds through our DRP, improving the composition, maturities and capacity of our debt portfolio while lowering our overall borrowing costs, accessing new sources of capital, and identifying additional sources of future capital.
In determining how and when to allocate cash resources, we initially consider the source of the cash. We reserve a portion of operating cash flows to fund capital expenditures for our existing portfolio. The amount of distributions that we pay to our common stockholders based on our operations is determined by our board of directors and is dependent upon a number of factors, including the funds available for distribution to common stockholders based on our operations, our financial condition, our capital expenditure requirements, our expectations of future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. We have used cash on hand and DRP proceeds to fund share redemptions (subject to the limitations of our former share redemption program).
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2013, we generated net cash flows from operating activities of $102.3 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $103.0 million, which includes $46.4 million reinvested in our common stock pursuant to our DRP. In the event that distributions exceed current-period and prior-period accumulated operating cash flow, borrowings may be used to pay stockholder distributions. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders and capital improvements to our existing assets.
During the six months ended June 30, 2013, we sold the Dvintsev Business Center - Tower B for net proceeds of $65.9 million and generated net proceeds from the sale of common stock under our DRP of $46.4 million. We used these proceeds, along with cash on hand, to fund share redemptions of $78.6 million, capital expenditures of $32.3 million, and net debt repayments of $7.8 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 31, 2013, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $394.0 million. Further, we are taking steps to prepare the company to list its shares on a national exchange should market conditions remain favorable. We believe that listing our shares would give us access to additional and more efficient sources of capital in the future.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from secured or unsecured borrowings from third-party lenders, and, if and when deemed appropriate, proceeds from strategic property sales. We expect that our primary uses of capital will continue to include stockholder distributions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; repaying or refinancing debt; and selective property acquisitions, either directly or through investments in joint ventures.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of June 30, 2013, our debt-to-real-estate-asset ratio was approximately 29.1%.
Our board of directors elected to maintain the distribution rate of $0.095 for the second quarter of 2013. We are continuing to monitor our cash flows and market conditions and to assess their impact on our future earnings and distribution decisions.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of June 30, 2013:

	Covenant Level	Actual Performance June 30, 2013
JP Morgan Chase Credit Facility and $450 Million Term Loan:
Total debt to total asset value ratio	Less than 50%	33%
Secured debt to total asset value ratio	Less than 40%	19%
Fixed charge coverage ratio	Greater than 1.75x	4.26x
Unencumbered interest coverage ratio	Greater than 2.0x	6.48x
Unencumbered asset coverage ratio	Greater than 2.0x	3.47x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	28%
Debt service test	Greater than 1.5x	3.85x
Secured debt test	Less than 40%	15%
Maintenance of total unencumbered assets	Greater than 150%	550%
We were in compliance with all of our debt covenants as of June 30, 2013. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of June 30, 2013, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$1,657,999	$27,687	$362,035	$670,102	$598,175
Interest obligations on debt(1)	349,180	36,401	133,989	82,579	96,211
Capital lease obligations(2)	586,000	466,000	—	—	120,000
Operating lease obligations	219,912	1,279	5,114	5,259	208,260
Total	$2,813,091	$531,367	$501,138	$757,940	$1,022,646

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $18.2 million during the six months ended June 30, 2013, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of June 30, 2013, we owned controlling interests in 60 office properties, which were approximately 93.0% leased, and one hotel. Our real estate operating results have decreased for the six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to fees payable to WREF incurred in the first quarter of 2013, included in general and administrative expense in our accompanying statement of operations, and impairment losses recorded in the first quarter of 2013. In the near term, absent future acquisitions or dispositions, we expect future real estate operating income to fluctuate primarily based on leasing activities for our portfolio.
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012
Rental income was $116.9 million for the three months ended June 30, 2013, which represents an increase as compared to $109.9 million for the three months ended June 30, 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012 and the impact of 2012 leasing activity. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in the near term.
Tenant reimbursements remained stable at $24.5 million for the three months ended June 30, 2013, as compared to $24.2 million for the three months ended June 30, 2012. Property operating costs, however, increased to $43.1 million for the three months ended June 30, 2013, as compared to $40.0 million for the three months ended June 30, 2012, primarily due to increases in property taxes, resulting from annual reassessments and association dues, and construction work related to a prospective tenant. Tenant reimbursements of the additional 2013 property operating costs were neutralized by the impact of concessions offered with new and modified leases. Absent changes to our portfolio, over the near term, tenant reimbursements and property operating costs are expected to fluctuate in a similar manner based on leasing activities.
Hotel income, net of hotel operating costs, was $1.7 million for the three months ended June 30, 2013, which represents an increase as compared to $1.5 million for the three months ended June 30, 2012, due to increased room rates. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.3 million for the three months ended June 30, 2013, which represents an increase as compared to $0.5 million for the three months ended June 30, 2012, primarily due to fees earned in connection with lease restructuring activities during second quarter of 2013. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $0.7 million for the three months ended June 30, 2013, which represents a decrease as compared to $9.3 million for the three months ended June 30, 2012, due to terminating the Advisory Agreement effective

February 28, 2013 as further discussed in Note 8, Related-Party Transactions and Agreements. Thus, going forward, no related-party asset management fees will be incurred, as such services will be performed by employees of Columbia Property Trust.
Depreciation was $30.6 million for the three months ended June 30, 2013, which represents an increase as compared to $28.0 million for the three months ended June 30, 2012, primarily due to the acquisition of the 333 Market Street building in December 2012. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $22.3 million for the three months ended June 30, 2013, which represents a decrease as compared to $26.8 million for the three months ended June 30, 2012, primarily due to a lease termination, a lease extension, and the expiration of in-place leases at our properties in 2012 and 2013, partially offset by the acquisition of 333 Market Street in December 2012. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
General and administrative expenses were $9.1 million for the three months ended June 30, 2013, which represents an increase as compared to $6.6 million for the three months ended June 30, 2012, primarily due to expenses incurred in connection with transitioning to a self-managed platform. Quarterly general and administrative expenses are expected to increase in the near term due to non-recurring expenses related to our listing preparations.
Interest expense was $27.2 million for the three months ended June 30, 2013, which represents a slight increase as compared to $26.5 million for the three months ended June 30, 2012, primarily due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012, partially offset by lowering our weighted-average cost of borrowing upon executing the $450 Million Term Loan and the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Absent acquisition activity, interest expense is expected to remain at comparable levels in the near term, and decrease over the longer term, as $466.0 million of our $586.0 million total capital lease obligations mature in December 2013.
Interest and other income was $9.3 million for the three months ended June 30, 2013, which represents a slight decrease as compared to $10.0 million for the three months ended June 30, 2012, due to the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Interest income is expected to remain at comparable levels in the near term, as the majority of this activity consists of interest income earned on investments in development authority bonds with a weighted-average remaining term of approximately 2.4 years as of June 30, 2013, and decrease significantly over the longer term, as $466.0 million of our $586.0 million total development authority bonds mature in December 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a gain (loss) on interest rate swaps that do not qualify for hedge accounting treatment of approximately $164,000 for the three months ended June 30, 2013, compared to $(13,000) for the three months ended June 30, 2012. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was approximately $0.1 million for the three months ended June 30, 2013 and $2.6 million for the three months ended June 30, 2012. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For the periods presented, discontinued operations include Dvintsev Business Center - Tower B, which closed in March 2013 for a net gain of $10.0 million; the Nine Property Sale, which closed in December 2012 for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which both closed in January 2012 for total gains of $16.9 million.
Net income (loss) attributable to Columbia Property Trust was $20.6 million, or $0.04 per share, for the three months ended June 30, 2013, which represents an increase as compared to $10.9 million, or $0.02 per share, for the three months ended June 30, 2012. The increase is primarily due to the transition to in-house management of the majority of our properties, as a result of the acquisition of Columbia Property Trust Services, and lower amortization expense due to expiring and restructuring of in place leases, partially offset by increased expenses resulting from our transition to a self-managed platform, and selling properties in 2012 and early 2013. We expect earnings to fluctuate in the near term based on disposition and acquisition activity. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012
Rental income was $232.1 million for the six months ended June 30, 2013, which represents an increase as compared to $220.0 million for the six months ended June 30, 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012 and the impact of 2012 leasing activity. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in the near term.
Tenant reimbursements remained stable at $49.9 million for the six months ended June 30, 2013, as compared to $49.3 million for the six months ended June 30, 2012. Property operating costs, however, increased to $86.8 million for the six months ended June 30, 2013, as compared to $81.3 million for the six months ended June 30, 2012, primarily due to increases in property taxes, resulting from annual reassessments and increased administrative costs primarily driven by non-capital project initiatives. Tenant reimbursements of the additional 2013 property operating costs were neutralized by the impact of concessions offered with new and modified leases. Absent changes to our portfolio, over the near term, tenant reimbursements and property operating costs are expected to fluctuate in a similar manner based on leasing activities.
Hotel income, net of hotel operating costs, was $2.4 million for the six months ended June 30, 2013, which represents an increase as compared to $1.7 million for the six months ended June 30, 2012, due to stable occupancy rates and increased room rates. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.5 million for the six months ended June 30, 2013, which represents a decrease as compared to $2.2 million for the six months ended June 30, 2012, primarily due to fees earned in connection with lease terminations in the first quarter of 2012, offset by fees earned in connection with lease restructuring activities during the second quarter of 2013. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $6.9 million for the six months ended June 30, 2013, which represents a decrease as compared to $18.8 million for the six months ended June 30, 2012, due to terminating the Advisory Agreement effective February 28, 2013 as further discussed in Note 8, Related-Party Transactions and Agreements. Thus, going forward, no related-party asset management fees will be incurred, as such services will be performed by employees of Columbia Property Trust.
Depreciation was $60.9 million for the six months ended June 30, 2013, which represents an increase as compared to $55.9 million for the six months ended June 30, 2012, primarily due to the acquisition of the 333 Market Street building in December 2012. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $44.2 million for the six months ended June 30, 2013, which represents a decrease as compared to $52.5 million for the six months ended June 30, 2012, primarily due to a lease termination, lease restructuring, and the expiration of in-place leases at our properties in 2012 and 2013. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
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
General and administrative expenses were $46.0 million for the six months ended June 30, 2013, which represents an increase as compared to $11.5 million for the six months ended June 30, 2012, primarily due to the contractual impact of transitioning to a self-managed platform (see Note 8, Related-Party Transactions and Agreements for details). As a result, for the first six months of 2013, general and administrative expenses include all of the fees payable under the Consulting Service Agreement and the Transition Services Agreement, as amended, during 2013. General and administrative expenses are expected to decrease in the near term as we do not expect to incur additional fees under either agreement going forward.  The decrease will be slightly offset by non-recurring fees related to our listing preparations.

Interest expense was $54.4 million for the six months ended June 30, 2013, which represents a slight increase as compared to $52.8 million for the six months ended June 30, 2012, primarily due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012, partially offset by the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Absent acquisition activity, interest expense is expected to remain at comparable levels in the near term, and decrease over the longer term, as $466.0 million of our $586.0 million total capital lease obligations mature in December 2013.
Interest and other income was $18.4 million for the six months ended June 30, 2013, which represents a slight decrease as compared to $20.0 million for the six months ended June 30, 2012, due to the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Interest income is expected to remain at comparable levels in the near term, as the majority of this activity consists of interest income earned on investments in development authority bonds with a weighted-average remaining term of approximately 2.4 years as of June 30, 2013, and decrease significantly over the longer term, as $466.0 million of our $586.0 million total development authority bonds mature in December 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a gain (loss) on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.2 million for the six months ended June 30, 2013, compared to $(0.1) million for the six months ended June 30, 2012. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was approximately $9.9 million for the six months ended June 30, 2013 and $21.9 million for the six months ended June 30, 2012. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For the periods presented, discontinued operations include Dvintsev Business Center - Tower B, which closed in March 2013 for a net gain of $10.0 million; the Nine Property Sale, which closed in December 2012 for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which both closed in January 2012 for total gains of $16.9 million.
Net income (loss) attributable to Columbia Property Trust was $(2.0) million, or $0.00 per share, for the six months ended June 30, 2013, which represents a decrease as compared to $42.0 million, or $0.08 per share, for the six months ended June 30, 2012. The decrease is primarily due to incurring $28.6 million under the Transition Services Agreement and the Consulting Services Agreement (as described in Note 8, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements), and changes in disposition activity between the periods presented. We expect future earnings to improve due to the nonrecurring transition services and consulting fees incurred during the six months ended June 30, 2013. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Funds From Operations
Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assume that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations.
FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income

(computed in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (computed in accordance with GAAP) as an indicator of its liquidity.
Reconciliations of net income to FFO (in thousands):

	Three Months Ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of Net Income to Funds From Operations and Adjusted Funds From Operations:
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$20,601	$10,914	$(2,007)	$42,045
Adjustments:
Depreciation of real estate assets	30,608	30,232	61,235	60,357
Amortization of lease-related costs	22,327	27,959	44,274	55,015
Impairment loss on real estate assets	—	—	16,867	—
Gain on disposition of discontinued operations	—	(62)	(10,014)	(16,947)
Total Funds From Operations adjustments	52,935	58,129	112,362	98,425
Funds From Operations	$73,536	$69,043	$110,355	$140,470
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

The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for the six months ended June 30, 2013 (in thousands) using Level 3 inputs. There were no adjustments recognized in the six months ended June 30, 2012.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
Assets Held for Sale
We classify assets as held for sale according to ASC 360. According to ASC 360, assets are considered held for sale when the following criteria are met:

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of June 30, 2013, none of our properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
Related Parties Transactions and Agreements
During the periods presented, we were party to agreements with our former advisor, and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our former advisor and property manager. See Note 8, Related-Party Transition and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following items in addition to those disclosed elsewhere in this report:
Listing Preparations
In preparation for a potential listing, the DRP was suspended effective July 7, 2013 and the SRP was terminated effective July 31, 2013.
Debt Maturity
On July 31, 2013, we used cash on hand and proceeds from the line of credit to fully repay the Three Glenlake Building mortgage note of $26.4 million and the related swap at maturity.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan, the 333 Market Street Building mortgage note, and the Three Glenlake Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rates on the $450.0 Million Term Loan, the 333 Market Street Building mortgage note, and the Three Glenlake Building mortgage note have been effectively fixed through the interest rate swap agreements described below.
As of June 30, 2013, we had $51.0 million outstanding under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.9 million outstanding on the 333 Market Street Building mortgage note; $26.4 million outstanding on the Three Glenlake Building mortgage note; $248.8 million in 5.875% bonds outstanding; and $673.9 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.47% as of June 30, 2013.
Approximately $1,607.0 million of our total debt outstanding as of June 30, 2013, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2013, these balances incurred interest expense at an average interest rate of 4.54% and have expirations ranging from 2013 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $586.0 million at June 30, 2013, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	All equity securities sold by us in the quarter ended June 30, 2013 were sold in an offering registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2013, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program(3)
April 2013	2,108	$6.56	2,108	N/A
May 2013	1,888	$6.58	1,888	N/A
June 2013	1,752	$6.57	1,752	N/A
During the quarter ended June 30, 2013, we redeemed all of the shares eligible and properly submitted for redemption prior to the redemption payment date in June 2013. Redemption requests for the period were funded with cash on hand, along with proceeds from the sale of common stock under our DRP.

(1)	All purchases of our equity securities by us in the three months ended June 30, 2013 were made pursuant to our SRP.

(2)
We announced the commencement of the program on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; August 12, 2011; November 8, 2011; December 12, 2011; February 28, 2013; and June 27, 2013.

(3)	The SRP terminated on July 31, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)
On April 15, 2013, the compensation committee of our board of directors approved an annual cash incentive compensation program (the “Cash Incentive Program”) pursuant to which cash incentive compensation for our named executive officers and certain other key employees will be determined. In establishing the terms of the Cash Incentive Program as well as other components of our executive compensation program, the compensation committee worked with an independent compensation consultant who provided competitive market compensation data for a group of 12 of our peers and made recommendations for pay levels for each component of our executive compensation. In establishing the total compensation amounts for our executive officers, the committee did not target compensation levels at any specific point or percentile against the peer group data, however, it did look to ensure that overall compensation levels did not exceed the market median, based on the peer groups presented by the independent compensation consultant, unless substantial performance occurs. The peer group considered by our compensation committee consisted of 12 public REITs primarily focused in the office REIT sector, with the majority focused in suburban office. At the time of the study, the peer group companies ranged in size, defined by total capitalization, from approximately $1.5 billion to $8.7 billion, with a median capitalization of $4.7 billion.  Columbia Property Trust's total capitalization of approximately  $5.7 billion placed it within the 75th percentile of the group. The peer group consisted of the following: BioMed Realty Trust, Inc., Brandywine Realty Trust, Corporate Office Properties Trust, Cousins Properties Incorporated, Douglas Emmett, Inc., Duke Realty Corporation, Highwoods Properties, Inc., Kilroy Realty Corporation, Liberty Property Trust, Mack-Cali Realty Corporation, Piedmont Office Realty Trust, Inc., and Washington Real Estate Investment Trust.

The Cash Incentive Program provides for the payment of cash compensation based on employee performance. Each eligible employee will be evaluated based on performance goals that fall within three general categories: corporate, business unit, and individual. The weight given to each of these categories will vary by position, with our Chief Executive Officer and Chief Financial Officer weighted 67%, 0%, and 33%, respectively and Senior Vice Presidents weighted 33%, 33%, and 34%, respectively. Performance goals include both quantitative performance measures such as our adjusted funds from operations per share, net asset value, revenue and expense control as well as more subjective elements. Members of the compensation committee will determine compensation amounts by assessing performance against annually established performance targets, and any payouts under the Cash Incentive Program are in the discretion of the compensation committee.
Under the Cash Incentive Program, target payout opportunities are expressed as a percentage of base salary, with threshold, target and high payout opportunities expressed as a percentage of the target award (actual cash incentive compensation may range anywhere between the threshold and high amounts). Target opportunities are grouped by organizational hierarchy with the target for the Chief Executive Officer being 100% of base salary, the Chief Financial Officer being 90% of base salary (for 2014 and after), and Senior Vice Presidents being 65-75% of base salary. The threshold payout opportunity is 50% of the target and the high payout opportunity is 150% of the target. No cash incentive compensation will be paid if threshold performance is not achieved.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	August 6, 2013	By:	/s/ WENDY W. GILL
Wendy W. Gill Chief Accounting Officer, Treasurer and Principal Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2013 FORM 10-Q OF
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

4.2	Third Amended and Restated Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).
10.1	2013 Long-Term Incentive Plan incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement in Schedule 14A filed with the Commission on April 25, 2013.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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