Form 10-Q
period 2013-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2013-11-05
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2013
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of October 31, 2013: 134,192,610 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2012 and Part II, Item IA in this Quarterly Report on Form 10-Q for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report and this Quarterly Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2012. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$784,381	$789,237
Buildings and improvements, less accumulated depreciation of $666,162 and $580,334, as of September 30, 2013 and December 31, 2012, respectively	3,340,143	3,468,218
Intangible lease assets, less accumulated amortization of $344,274 and $315,840, as of September 30, 2013 and December 31, 2012, respectively	305,499	341,460
Construction in progress	5,900	12,680
Total real estate assets	4,435,923	4,611,595
Cash and cash equivalents	59,908	53,657
Tenant receivables, net of allowance for doubtful accounts of $823 and $117, as of September 30, 2013 and December 31, 2012, respectively	11,103	14,426
Straight line rent receivable	137,980	119,673
Prepaid expenses and other assets	33,679	29,373
Deferred financing costs, less accumulated amortization of $11,235 and $8,527, as of September 30, 2013 and December 31, 2012, respectively	11,129	10,490
Intangible lease origination costs, less accumulated amortization of $257,694 and $230,930, as of September 30, 2013 and December 31, 2012, respectively	177,029	206,927
Deferred lease costs, less accumulated amortization of $32,015 and $24,222, as of September 30, 2013 and December 31, 2012, respectively	109,874	98,808
Investment in development authority bonds	586,000	586,000
Total assets	$5,562,625	$5,730,949
Liabilities:
Line of credit and notes payable	$1,461,040	$1,401,618
Bonds payable, net of discount of $1,133 and $1,322, as of September 30, 2013 and December 31, 2012, respectively	248,867	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	93,965	102,858
Due to affiliates	8,875	1,920
Deferred income	28,290	28,071
Intangible lease liabilities, less accumulated amortization of $93,130 and $84,326, as of September 30, 2013 and December 31, 2012, respectively	87,226	98,298
Obligations under capital leases	586,000	586,000
Total liabilities	2,514,263	2,467,443
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	—	99,526
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 134,192,610 and 136,900,911 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,342	1,369
Additional paid-in capital	4,836,291	4,901,889
Cumulative distributions in excess of earnings	(1,785,762)	(1,634,531)
Redeemable common stock	—	(99,526)
Other comprehensive loss	(3,509)	(5,221)
Total equity	3,048,362	3,163,980
Total liabilities, redeemable common stock, and equity	$5,562,625	$5,730,949
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$116,005	$107,355	$348,075	$327,398
Tenant reimbursements	26,429	26,582	76,312	75,855
Hotel income	6,788	6,689	18,304	17,527
Other property income	782	4,082	2,328	6,239
	150,004	144,708	445,019	427,019
Expenses:
Property operating costs	46,314	44,370	133,156	125,631
Hotel operating costs	4,693	4,913	13,774	14,006
Asset and property management fees:
Related-party	—	8,381	5,541	25,874
Other	380	711	1,760	2,061
Depreciation	30,911	28,156	91,771	84,023
Amortization	22,027	23,423	66,264	75,893
Impairment loss on real estate assets	12,870	—	29,737	—
General and administrative	7,943	6,789	53,963	18,273
Listing costs	756	—	756	—
	125,894	116,743	396,722	345,761
Operating income	24,110	27,965	48,297	81,258
Other income (expense):
Interest expense	(27,694)	(26,749)	(82,129)	(79,556)
Interest and other income	9,168	10,011	27,553	30,039
Loss on interest rate swaps	(419)	(29)	(198)	(118)
	(18,945)	(16,767)	(54,774)	(49,635)
Income before income tax expense	5,165	11,198	(6,477)	31,623
Income tax expense	(428)	(252)	(656)	(553)
Income (loss) from continuing operations	4,737	10,946	(7,133)	31,070
Discontinued operations:
Operating income (loss) from discontinued operations	63	(16,805)	(88)	(11,827)
Gains on disposition of discontinued operations	—	—	10,014	16,947
Income (loss) from discontinued operations	63	(16,805)	9,926	5,120
Net income (loss)	4,800	(5,859)	2,793	36,190
Less: net income attributable to nonredeemable noncontrolling interests	—	—	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$4,800	$(5,859)	$2,793	$36,186
Per-share information – basic and diluted:
Income (loss) from continuing operations	$0.04	$0.08	$(0.05)	$0.23
Income (loss) from discontinued operations	$0.00	$(0.12)	$0.07	$0.04
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$0.04	$(0.04)	$0.02	$0.26
Weighted-average common shares outstanding – basic and diluted	134,668	136,741	135,661	136,559
Dividends per share	$0.380	$0.500	$1.140	$1.500
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$4,800	$(5,859)	$2,793	$36,186
Foreign currency translation adjustment realized in discontinued operations	—	—	(83)	—
Market value adjustment to interest rate swap	(922)	(2,475)	1,795	(5,883)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	3,878	(8,334)	4,505	30,303
Comprehensive income attributable to noncontrolling interests	—	—	—	4
Comprehensive income (loss)	$3,878	$(8,334)	$4,505	$30,307

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	1,665	17	46,585	—	—	—	46,602
Redemptions of common stock	(4,373)	(44)	(112,062)	—	—	—	(112,106)
Decrease in redeemable common stock	—	—	—	—	99,526	—	99,526
Distributions to common stockholders ($1.14 per share)	—	—	—	(154,024)	—	—	(154,024)
Offering costs	—	—	(121)	—	—	—	(121)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	—	—	—	2,793	—	—	2,793
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	1,795	1,795
Balance, September 30, 2013	134,193	$1,342	$4,836,291	$(1,785,762)	$—	$(3,509)	$3,048,362

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013 four-for-one reverse stock split (see Note 7, Equity).

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2011	136,550	$1,365	$4,884,903	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	3,310	33	94,369	—	—	—	94,402	—	94,402
Redemptions of common stock	(2,647)	(26)	(70,085)	—	—	—	(70,111)	—	(70,111)
Increase in redeemable common stock	—	—	—	—	(15,886)	—	(15,886)	—	(15,886)
Distributions to common stockholders ($1.50 per share)	—	—	—	(204,141)	—	—	(204,141)	—	(204,141)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Offering costs	—	—	(17)	—	—	—	(17)	—	(17)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	36,186	—	—	36,186	—	36,186
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	(5,883)	(5,883)	—	(5,883)
Balance, September 30, 2012	137,213	$1,372	$4,909,175	$(1,594,505)	$(129,033)	$(5,799)	$3,181,210	$—	$3,181,210

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013 four-for-one reverse stock split (see Note 7, Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,793	$36,190
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(19,188)	(4,794)
Depreciation	92,146	90,767
Amortization	64,716	78,070
Impairment losses on real estate assets	29,737	18,467
Noncash interest expense	2,947	2,893
Gain on interest rate swaps	(4,354)	(807)
Gain on sale of discontinued operations	(10,014)	(16,947)
Stock-based compensation expense	200	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	2,562	(593)
Increase in prepaid expenses and other assets	(5,136)	(349)
Increase in accounts payable and accrued expenses	499	1,415
Increase (decrease) in due to affiliates	7,074	(1,670)
Increase (decrease) in deferred income	383	(7,036)
Net cash provided by operating activities	164,365	195,606
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	65,928	57,747
Investment in real estate	(36,053)	(28,134)
Deferred lease costs paid	(20,356)	(28,476)
Net cash provided by investing activities	9,519	1,137
Cash Flows from Financing Activities:
Financing costs paid	(3,702)	(3,265)
Proceeds from lines of credit and notes payable	214,000	568,000
Repayments of lines of credit and notes payable	(154,304)	(572,590)
Issuance of common stock	46,402	94,402
Redemptions of common stock	(115,781)	(69,879)
Distributions paid to stockholders	(107,622)	(109,739)
Distributions paid to stockholders and reinvested in shares of our common stock	(46,402)	(94,402)
Offering costs paid	(121)	(8)
Redemption of noncontrolling interest	—	(301)
Distributions paid to nonredeemable noncontrolling interests	—	(15)
Net cash used in financing activities	(167,530)	(187,797)
Net increase in cash and cash equivalents	6,354	8,946
Effect of foreign exchange rate on cash and cash equivalents	(103)	22
Cash and cash equivalents, beginning of period	53,657	39,468
Cash and cash equivalents, end of period	$59,908	$48,436
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(unaudited)

1.	Organization
On October 10, 2013, Columbia Property Trust, Inc. ("Columbia Property Trust") listed its shares on the New York Stock Exchange (the "NYSE") under the ticker symbol "CXP." Columbia Property Trust is a Maryland corporation that operates in a manner as to qualify as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties, including properties that have operating histories, are newly constructed, or are under construction. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of September 30, 2013, Columbia Property Trust owned controlling interests in 60 office properties and one hotel, which includes 82 operational buildings. These properties are comprised of approximately 20.8 million square feet of commercial space and are located in 19 states and the District of Columbia. As of September 30, 2013, 59 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 93.2% leased. On November 5, 2013, Columbia Property Trust closed on a sale of 18 of its office properties. The terms of the sale are described in Note 12, Subsequent Events.
From inception through February 27, 2013, Columbia Property Trust operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds ("WREF"), Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services"), performed certain key functions on behalf of Columbia Property Trust, including, among others, managing the day-to-day operations, investing capital proceeds, and arranging financings. Also during this period of time, a subsidiary of WREF, Columbia Property Trust Services, LLC ("Columbia Property Trust Services"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to a property management agreement. The advisory agreement and property management agreement are described in Note 9, Related-Party Transactions and Agreements.
On February 28, 2013, Columbia Property Trust became a self-managed company by terminating the above-mentioned advisory agreement and property management agreement, and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services. As a result, the contractual services described above are now performed by employees of Columbia Property Trust (except for certain investor services). Contemporaneous with this transaction, Columbia Property Trust entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid to execute these acquisitions, Columbia Property Trust will pay fees to WREF for consulting and investor services for the remainder of 2013. For additional details about this transaction and the related agreements, please refer to Note 9, Related-Party Transactions and Agreements.

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
Projections of expected future operating cash flows require that Columbia Property Trust estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Columbia Property Trust's real estate assets and related intangible assets and net income (loss).
In the third quarter of 2012, Columbia Property Trust focused on refining its portfolio by marketing and negotiating the sale of a collection of nine assets in outlying markets (the "Nine Property Sale"). Columbia Property Trust evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the

180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, Columbia Property Trust reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012. This impairment loss is included in discontinued operations as of September 30, 2013 (see Note 10, Discontinued Operations).
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market for sale a group of 18 properties (the "18 Property Sale"). Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of the properties in this group and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, are no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized using Level 3 inputs.
For the nine months ended September 30, 2013 (in thousands):

Property	Net Book Value	Impairment Loss Recognized	Fair Value
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
For the three and nine months ended September 30, 2012 (in thousands):

Property	Net Book Value	Impairment Loss Recognized	Fair Value
180 E 100 South	$30,847	$(18,467)	$12,380
In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, Columbia Property Trust reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contract price of $500 million, by recognizing an additional impairment loss of $12.9 million the third quarter of 2013.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of September 30, 2013, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet. See Note 12, Subsequent Events, for discussion of the 18 Property Sale, which met the criteria for "held for sale" classification during the fourth quarter of 2013.

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of September 30, 2013 and December 31, 2012, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2013	Gross	$85,204	$453,896	$434,723	$180,356
	Accumulated Amortization	(59,392)	(272,348)	(257,694)	(93,130)
	Net	$25,812	$181,548	$177,029	$87,226
December 31, 2012	Gross	$86,696	$459,931	$437,857	$182,624
	Accumulated Amortization	(56,259)	(248,600)	(230,930)	(84,326)
	Net	$30,437	$211,331	$206,927	$98,298
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2013	$1,487	$9,728	$9,957	$3,640
For the three months ended September 30, 2012	$2,193	$11,195	$10,107	$4,316
For the nine months ended September 30, 2013	$4,626	$29,783	$29,898	$11,071
For the nine months ended September 30, 2012	$6,882	$37,175	$31,252	$12,731
The remaining net intangible assets and liabilities as of September 30, 2013 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ending December 31, 2013	$1,467	$9,533	$9,811	$3,643
For the years ending December 31:
2014	5,581	35,303	36,815	14,298
2015	4,580	31,442	32,938	12,847
2016	3,848	24,805	25,907	10,417
2017	1,979	18,409	19,297	8,325
2018	1,168	13,501	13,760	7,576
Thereafter	7,189	48,555	38,501	30,120
	$25,812	$181,548	$177,029	$87,226
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of September 30, 2013 and December 31, 2012, and recognized amortization of these assets of approximately $0.5 million for the three months ended September 30, 2013 and 2012, and $1.6 million for the nine months ended September 30, 2013 and 2012.
As of September 30, 2013, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the three months ending December 31, 2013	$517
For the years ending December 31:
2014	2,069
2015	2,069
2016	2,069
2017	2,069
2018	2,069
Thereafter	87,277
$98,139
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,509)	$(5,305)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(8,755)	$(13,109)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(12.3) million and $(18.4) million at September 30, 2013 and December 31, 2012, respectively.

	Nine months ended September 30,
	2013	2012
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,795	$(5,883)
Loss on interest rate swap recognized through earnings	$(198)	$(118)
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
Columbia Property Trust TRS, LLC ("Columbia Property Trust TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Wells Energy TRS, LLC ("Wells Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Reclassification
Certain prior period amounts have been reclassified to provide additional detail, or to conform with the current-period financial statement presentation, including discontinued operations (see Note 10, Discontinued Operations).

3.	Real Estate and Other Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during the nine months ended September 30, 2012 or 2013.
As described in Note 1, Organization, Columbia Property Trust acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services on February 28, 2013. The following unaudited pro forma statements of operations presented for the nine months ended September 30, 2013, and the three and nine months ended September 30, 2012 have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2012. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2012 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues	*	$145,114	$446,141	$431,190
Net income attributable to common stockholders	*	$2,133	$36,430	$25,851

*	Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of the three months ended September 30, 2013.
Dispositions
On March 21, 2013, Columbia Property Trust closed on the sale of the Dvintsev Business Center - Tower B building in Moscow, Russia, and its holding entity, Landlink Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million, exclusive of transaction costs, resulting in a gain on disposition of discontinued operations in the accompanying consolidated statement of operations of $10.0 million.

4.	Line of Credit and Notes Payable
As of September 30, 2013 and December 31, 2012, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	September 30, 2013	December 31, 2012
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	207,747	208,308
JPMorgan Chase Credit Facility	130,000	42,000
100 East Pratt Street Building mortgage note	105,000	105,000
Wildwood Buildings mortgage note	90,000	90,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	35,349	37,204
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	8,944	8,842
Three Glenlake Building mortgage note	—	26,264
Total indebtedness	$1,461,040	$1,401,618
$450 Million Term Loan
On August 21, 2013, Columbia Property Trust amended and restated its $450 Million Term Loan (the "$450 Million Term Loan") with a syndicate of banks with JP Morgan Securities, LLC and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the term loan, as described below; (ii) provide for an additional one-year extension option; (iii) provide for four additional accordion options for an aggregate amount of $250.0 million, in minimum amounts of $25.0 million each; and (iv) revise certain restrictive covenants under the term loan, and thereby create additional flexibility.
The $450 Million Term Loan, as amended, reduced the applicable margin on the interest rate to a range from 1.15% to 1.95% for the LIBOR or a range from 0.15% to 0.95% for the margin adjustment to the alternate base rate, based on Columbia Property Trust's applicable credit rating. Prior to the amendment of the $450 Million Term Loan, the applicable margin on the interest rate was a range from 1.30% to 2.30% for LIBOR or a range from 0.30% to 1.30% for the margin adjustment to the alternate base rate. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and Columbia Property Trust's current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.28%.
JPMorgan Chase Credit Facility
On August 21, 2013, Columbia Property Trust also amended and restated the JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") with JP Morgan Securities, LLC and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from May 2015 to August 2017, with a one-year extension option; (iii) enable Columbia Property Trust to increase the facility amount by an aggregate of up to $300.0 million, not to exceed a total facility of $800.0 million on four occasions; and (iv) revise certain restrictive covenants under the facility, and thereby create additional flexibility.
The JPMorgan Chase Credit Facility, as amended, reduced the applicable margin on the interest rate to a range from 1.00% to 1.70% for LIBOR or a range from 0.00% to 0.70% for the margin adjustment to the alternate base rate, based on Columbia Property Trust's applicable credit rating. Prior to amendment, the applicable margin on the interest rate was a range from 1.25% to 2.05% for LIBOR or a range from 0.25% to 1.05% for the margin adjustment to the alternate base rate. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.15% to 0.35%, also based on Columbia Property Trust's applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.25% to 0.45%.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2013 and December 31, 2012 was approximately $1,472.7 million and $1,433.1 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Debt Covenants
During the nine months ended September 30, 2013 and 2012, Columbia Property Trust made interest payments of approximately $45.6 million and $37.3 million, respectively. There was no interest capitalized in either period. As of September 30, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on its $450 Million Term Loan, JPMorgan Chase Credit Facility, and notes payable obligations.
Debt Maturity
On July 31, 2013, Columbia Property Trust repaid the Three Glenlake Building mortgage note of $26.4 million with cash on hand and proceeds from the JPMorgan Chase Credit Facility, and the related interest rate swap matured.

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $7.3 million were made on the 2018 Bonds Payable during the nine months ended September 30, 2013. As of September 30, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of September 30, 2013 and December 31, 2012 was approximately $250.9 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2013, no such options have been exercised that had not been materially satisfied.
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

7.	Equity
Listing
As of October 10, 2013, Columbia Property Trust listed its common stock on the NYSE under the ticker symbol "CXP." Columbia Property Trust has incurred $0.8 million of costs related to the listing as of September 30, 2013, primarily related to professional and legal fees associated with the listing, and will incur additional costs in the fourth quarter of 2013.
Tender Offer
On October 10, 2013, Columbia Property Trust commenced a modified "Dutch-auction" tender offer to purchase for cash up to $300.0 million in value of shares of its common stock (the "Tender Offer"). Under the terms of the Tender Offer, Columbia Property Trust intends to select the lowest price, not greater than $25.00, nor less than $22.00 per share, net to the seller in cash, less any applicable withholding taxes and without interest, that will enable Columbia Property Trust to purchase the maximum number of shares of common stock properly tendered in the Tender Offer and not properly withdrawn having an aggregate purchase price not exceeding $300.0 million (or such lesser number if less than $300.0 million in value of shares of common stock are properly tendered) after giving effect to any shares of common stock properly withdrawn. Columbia Property Trust intends to fund the purchase price for shares accepted for payment pursuant to the Tender Offer, and related fees and expenses, from cash on hand and proceeds from the 18 Property Sale. Subject to extension or withdrawal in accordance with its terms, the Tender Offer is scheduled to expire at 11:59 P.M., New York City Time, on November 8, 2013.
Reverse Stock Split
On August 6, 2013, Columbia Property Trust's board of directors approved a four-for-one reverse stock split (the “Reverse Stock Split”). The Reverse Stock Split became effective on August 14, 2013 (the “Effective Date”), causing every four shares of common stock that were issued and outstanding as of the Effective Date to be automatically combined into one issued and outstanding share of common stock. The share combination affected all shareholders uniformly and did not affect any shareholder's percentage ownership interest or any shareholder rights. In addition, the par value and number of authorized shares of common stock remained unchanged. The Reverse Stock Split requires retroactive adjustment; therefore, all share and per-share data for prior periods has been adjusted to reflect the Reverse Stock Split.
Redemption of Fractional Shares
In connection with the Reverse Stock Split, the board of directors approved the redemption of all fractional shares of Columbia Property Trust's common stock that remained following effectuation of the Reverse Stock Split. Each affected shareholder of record as of the close of business on August 14, 2013 received a cash payment equal to the fractional share held by such shareholder multiplied by $29.32 (which number is the product of Columbia Property Trust's most recently appraised net asset value per share as of September 30, 2012 multiplied by four to account for the Reverse Stock Split).
Redeemable Common Stock
In preparation for listing, Columbia Property Trust terminated its former share redemption program ("SRP") effective July 31, 2013. Previously, under the SRP, the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Columbia Property Trust. As a result, until the termination of the SRP, Columbia Property Trust recorded redeemable common stock in the temporary equity section of its consolidated balance sheet.
Stock-based Compensation
In September 2013, Columbia Property Trust paid the 2013 annual equity retainers to its independent directors by issuing 6,820 shares of common stock at $29.32 per share (Columbia Property Trust's most recently appraised net asset value per share as adjusted for the Reverse Stock Split as of September 30, 2012).  As a result of this payment, Columbia Property Trust incurred approximately $0.2 million of stock-based compensation expense in the third quarter of 2013, which is included in general and administrative expenses in the accompanying consolidated statement of operations.
Prior Public Offerings
From December 2003 through June 2010, Columbia Property Trust raised proceeds through three uninterrupted public offerings of shares of its common stock. Through July 7, 2013, Columbia Property Trust offered shares of its common stock to its current investors through its Distribution Reinvestment Plan ("DRP") pursuant to a registration statement on Form S-3. As of September 30, 2013, Columbia Property Trust had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.2 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $76.1 million, and common stock redemptions pursuant to the SRP of approximately $829.8 million, Columbia Property Trust had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Columbia Property Trust's net offering proceeds have been invested in real estate.

8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine months ended September 30,
	2013	2012
Other assets assumed at acquisition	$741	$—
Other liabilities assumed at acquisition	$741	$—
Other liabilities settled at disposition	$872	$—
Interest accruing to notes payable	$186	$229
Amortization of discounts (premiums) on debt	$(270)	$290
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,795	$(5,883)
Accrued capital expenditures and deferred lease costs	$10,203	$21,439
Accrued deferred financing costs	$7	$—
Accrued redemptions of common stock	$—	$1,872
Stock-based compensation expense	$200	$—
Increase (decrease) in redeemable common stock	$(99,526)	$15,886

9.	Related-Party Transactions and Agreements
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
Transition Services Agreement
For the period from July 1, 2012 through December 31, 2013, Columbia Property Trust, Columbia Property Trust Advisory Services, and WREF are parties to an agreement under which WREF provides services to support the transition of Columbia Property Trust from an externally advised management platform to a self-managed structure (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, (i) WREF was required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to Columbia Property Trust Advisory Services by January 1, 2013; provided that if WREF was not able to transfer certain assets by then, WREF was required to use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Columbia Property Trust had the option to acquire Columbia Property Trust Advisory Services from WREF at any time during 2013 (the "Columbia Property Trust Advisory Services Assignment Option"). The Columbia Property Trust Advisory Services Assignment Option closed as of February 28, 2013, and all assets were transferred by June 30, 2013. No payment was associated with the assignment; however, Columbia Property Trust was required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services to prepare for a successful transition to a self-managed structure a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF were each obligated to pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses was limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement at the close of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below.
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

Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investor services	$269	$—	$638	$—
Administrative reimbursements, net(1)	37	2,665	1,928	8,256
Consulting fees(2)	—	—	25,417	—
Transition services(3)	—	1,500	5,750	1,500
Asset management fees	—	7,875	5,083	24,125
Property management fees	—	1,028	523	3,307
Construction fees(4)	—	55	139	116
Other	—	63	69	63
Total	$306	$13,186	$39,547	$37,367

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $1.2 million for the three months ended September 30, 2012, and approximately $0.7 million and $3.3 million for the nine months ended September 30, 2013 and 2012, respectively.

(2)	$17.8 million of the $25.4 million of consulting fees incurred were paid during the nine months ended September 30, 2013. The remaining $7.6 million will be paid ratably over the remainder of 2013.

(3)	$4.5 million of the $5.8 million of transition services fees incurred were paid during the nine months ended September 30, 2013. The remaining $1.3 million will be paid in the fourth quarter of 2013.

(4)	Construction fees are capitalized to real estate assets as incurred.
Columbia Property Trust incurred no related-party commissions, dealer-manager fees, offering costs, incentive fees, listing fees, acquisition fees, disposition fees, or leasing commissions during the three and nine months ended September 30, 2013 or the three and nine months ended September 30, 2012.
Due to Affiliates
The detail of amounts due to WREF and its affiliates as of September 30, 2013 and December 31, 2012 (in thousands) are provided below:

	September 30, 2013	December 31, 2012
Consulting fees	$7,625	$—
Transition services	1,250	—
Administrative reimbursements	—	1,360
Asset and property management fees	—	560
Total	$8,875	$1,920

10.	Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the following properties are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented: Dvintsev Business Center - Tower B, which sold on March 21, 2013 for $67.5 million and resulted in a gain of $10.0 million; the properties included in the Nine Property Sale (consisting of the One West Fourth Street, 180 E 100 South, Baldwin Point, Tampa Commons, Lakepointe 5, Lakepointe 3, 11950 Corporate Boulevard, Edgewater Corporate Center, and 2000 Park Lane properties), which closed in December 2012 for $260.5 million and resulted in a net gain of $3.2 million; and 5995 Opus Parkway and Emerald Point, which closed in January 2012 for $60.1 million and resulted in total gains of $16.9 million.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$74	$9,032	$1,383	$28,404
Tenant reimbursements	(62)	721	122	2,140
	12	9,753	1,505	30,544
Expenses:
Property operating costs	(190)	3,171	(6)	9,784
Asset and property management fees	—	697	223	2,071
Depreciation	—	2,254	375	6,744
Amortization	—	1,207	37	3,752
Impairment loss on real estate assets	—	18,467	—	18,467
General and administrative	156	224	984	(128)
Total expenses	(34)	26,020	1,613	40,690
Operating income (loss)	46	(16,267)	(108)	(10,146)
Other income (expense):
Interest expense	—	(538)	—	(1,681)
Interest and other income	17	—	20	—
Operating income (loss) from discontinued operations	63	(16,805)	(88)	(11,827)
Gain on disposition of discontinued operations	—	—	10,014	16,947
Income (loss) from discontinued operations	$63	$(16,805)	$9,926	$5,120
11.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5, Bonds Payable) were issued by Columbia Property Trust OP, and are guaranteed by Columbia Property Trust. Columbia Property Trust Advisory Services and Columbia Property Trust Services were added to the non-guarantor grouping upon acquisition in February 2013. As a result of amending the $450 Million Term Loan and the JP Morgan Chase Credit Facility in August 2013, all of the indirect and direct subsidiaries of Columbia Property Trust that previously guaranteed the $450.0 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable were released under customary circumstances as guarantors, which resulted in the reclassification of prior-period amounts from the guarantor to the non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.

Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in thousands); and its condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,140	$—	$784,381
Buildings and improvements, net	—	23,141	3,317,002	—	3,340,143
Intangible lease assets, net	—	—	305,499	—	305,499
Construction in progress	—	1,107	4,793	—	5,900
Total real estate assets	—	30,489	4,405,434	—	4,435,923
Cash and cash equivalents	24,948	7,338	27,622	—	59,908
Investment in subsidiaries	2,846,170	2,531,078	—	(5,377,248)	—
Tenant receivables, net of allowance	—	26	11,077	—	11,103
Straight line rent receivable	—	—	137,980	—	137,980
Prepaid expenses and other assets	177,397	150,860	28,072	(322,650)	33,679
Deferred financing costs, net	—	9,412	1,717	—	11,129
Intangible lease origination costs, net	—	—	177,029	—	177,029
Deferred lease costs, net	—	48	109,826	—	109,874
Investment in development authority bonds	—	—	586,000	—	586,000
Total assets	$3,048,515	$2,729,251	$5,484,757	$(5,699,898)	$5,562,625
Liabilities:
Line of credit and notes payable	$—	$580,000	$1,202,116	$(321,076)	$1,461,040
Bonds payable, net	—	248,867	—	—	248,867
Accounts payable, accrued expenses, and accrued capital expenditures	153	14,370	79,442	—	93,965
Due to (from) affiliates	—	8,892	1,557	(1,574)	8,875
Deferred income	—	24	28,266	—	28,290
Intangible lease liabilities, net	—	—	87,226	—	87,226
Obligations under capital leases	—	—	586,000	—	586,000
Total liabilities	153	852,153	1,984,607	(322,650)	2,514,263
Equity:
Total equity	3,048,362	1,877,098	3,500,150	(5,377,248)	3,048,362
Total liabilities and equity	$3,048,515	$2,729,251	$5,484,757	$(5,699,898)	$5,562,625

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$782,996	$—	$789,237
Building and improvements, net	—	16,513	3,451,705	—	3,468,218
Intangible lease assets, net	—	—	341,460	—	341,460
Construction in progress	—	5,252	7,428	—	12,680
Total real estate assets	—	28,006	4,583,589	—	4,611,595
Cash and cash equivalents	20,914	4,822	27,921	—	53,657
Investment in subsidiaries	3,068,106	2,679,950	—	(5,748,056)	—
Tenant receivables, net of allowance	—	22	14,404	—	14,426
Straight line rent receivable	—	—	119,673	—	119,673
Prepaid expenses and other assets	178,131	203,589	28,337	(380,684)	29,373
Deferred financing costs, net	—	8,498	1,992	—	10,490
Intangible lease origination costs, net	—	—	206,927	—	206,927
Deferred lease costs, net	—	68	98,740	—	98,808
Investment in development authority bonds	—	—	586,000	—	586,000
Total assets	$3,267,151	$2,924,955	$5,667,583	$(6,128,740)	$5,730,949
Liabilities:
Lines of credit and notes payable	$—	$492,000	$1,288,618	$(379,000)	$1,401,618
Bonds payable, net	—	248,678	—	—	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	3,645	12,417	86,796	—	102,858
Due to (from) affiliates	—	960	2,644	(1,684)	1,920
Deferred income	—	81	27,990	—	28,071
Intangible lease liabilities, net	—	—	98,298	—	98,298
Obligations under capital leases	—	—	586,000	—	586,000
Total liabilities	3,645	754,136	2,090,346	(380,684)	2,467,443
Redeemable Common Stock	99,526	—	—	—	99,526
Equity:
Total equity	3,163,980	2,170,819	3,577,237	(5,748,056)	3,163,980
Total liabilities, redeemable common stock, and equity	$3,267,151	$2,924,955	$5,667,583	$(6,128,740)	$5,730,949

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$115,990	$(86)	$116,005
Tenant reimbursements	—	16	26,413	—	26,429
Hotel income	—	—	6,788	—	6,788
Other property income	—	—	839	(57)	782
	—	117	150,030	(143)	150,004
Expenses:
Property operating costs	—	386	46,014	(86)	46,314
Hotel operating costs	—	—	4,693	—	4,693
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	380	—	380
Depreciation	—	333	30,578	—	30,911
Amortization	—	7	22,020	—	22,027
Impairment loss on real estate assets	—	—	12,870	—	12,870
General and administrative	17	3,685	4,294	(53)	7,943
Listing costs	25	731	—	—	756
	42	5,146	120,849	(143)	125,894
Operating income (loss)	(42)	(5,029)	29,181	—	24,110
Other income (expense):
Interest expense	—	(8,656)	(23,751)	4,713	(27,694)
Interest and other income (expense)	2,001	2,714	9,166	(4,713)	9,168
Loss on interest rate swaps	—	—	(419)	—	(419)
Income (loss) from equity investment	2,841	11,827	—	(14,668)	—
	4,842	5,885	(15,004)	(14,668)	(18,945)
Income (loss) before income tax expense	4,800	856	14,177	(14,668)	5,165
Income tax expense	—	—	(428)	—	(428)
Income (loss) from continuing operations	4,800	856	13,749	(14,668)	4,737
Discontinued operations:
Operating income from discontinued operations	—	—	63	—	63
Gain on disposition of discontinued operations	—	—	—	—	—
Income from discontinued operations	—	—	63	—	63
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$4,800	$856	$13,812	$(14,668)	$4,800

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$98	$107,257	$—	$107,355
Tenant reimbursements	—	39	26,543	—	26,582
Hotel income	—	—	6,689	—	6,689
Other property income	—	31	4,082	(31)	4,082
	—	168	144,571	(31)	144,708
Expenses:
Property operating costs	—	454	43,916	—	44,370
Hotel operating costs	—	—	4,913	—	4,913
Asset and property management fees:
Related-party	7,403	—	1,009	(31)	8,381
Other	—	—	711	—	711
Depreciation	—	180	27,976	—	28,156
Amortization	—	6	23,417	—	23,423
General and administrative	23	6,055	711	—	6,789
	7,426	6,695	102,653	(31)	116,743
Operating income (loss)	(7,426)	(6,527)	41,918	—	27,965
Other income (expense):
Interest expense	—	(8,264)	(23,228)	4,743	(26,749)
Interest and other income (expense)	1,997	2,751	10,006	(4,743)	10,011
Loss on interest rate swaps	—	—	(29)	—	(29)
Income (loss) from equity investment	(430)	7,773	—	(7,343)	—
	1,567	2,260	(13,251)	(7,343)	(16,767)
Income (loss) before income tax benefit (expense)	(5,859)	(4,267)	28,667	(7,343)	11,198
Income tax benefit (expense)	—	1	(253)	—	(252)
Income (loss) from continuing operations	(5,859)	(4,266)	28,414	(7,343)	10,946
Discontinued operations:
Operating income (loss) from discontinued operations	—	1,770	(18,575)	—	(16,805)
Gain on disposition of discontinued operations	—	—	—	—	—
Income (loss) from discontinued operations	—	1,770	(18,575)	—	(16,805)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(5,859)	$(2,496)	$9,839	$(7,343)	$(5,859)

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$303	$347,973	$(201)	$348,075
Tenant reimbursements	—	99	76,213	—	76,312
Hotel income	—	—	18,304	—	18,304
Other property income	—	17	2,447	(136)	2,328
	—	419	444,937	(337)	445,019
Expenses:
Property operating costs	—	1,455	131,902	(201)	133,156
Hotel operating costs	—	—	13,774	—	13,774
Asset and property management fees:
Related-party	5,018	11	540	(28)	5,541
Other	—	—	1,760	—	1,760
Depreciation	—	894	90,877	—	91,771
Amortization	—	21	66,243	—	66,264
Impairment loss on real estate asset	—	—	29,737	—	29,737
General and administrative	17	41,436	12,618	(108)	53,963
Listing costs	25	731	—	—	756
	5,060	44,548	347,451	(337)	396,722
Operating income (loss)	(5,060)	(44,129)	97,486	—	48,297
Other income (expense):
Interest expense	—	(24,981)	(71,312)	14,164	(82,129)
Interest and other income (expense)	6,000	8,169	27,548	(14,164)	27,553
Loss on interest rate swaps	—	—	(198)	—	(198)
Income (loss) from equity investment	1,853	57,478	—	(59,331)	—
	7,853	40,666	(43,962)	(59,331)	(54,774)
Income (loss) before income tax expense	2,793	(3,463)	53,524	(59,331)	(6,477)
Income tax expense	—	(2)	(654)	—	(656)
Income (loss) from continuing operations	2,793	(3,465)	52,870	(59,331)	(7,133)
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(746)	—	(88)
Gain on disposition of discontinued operations	—	—	10,014	—	10,014
Income from discontinued operations	—	658	9,268	—	9,926
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$2,793	$(2,807)	$62,138	$(59,331)	$2,793

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,548	$325,850	$—	$327,398
Tenant reimbursements	—	105	75,750	—	75,855
Hotel income	—	—	17,527	—	17,527
Other property income	—	107	6,239	(107)	6,239
	—	1,760	425,366	(107)	427,019
Expenses:
Property operating costs	—	1,460	124,171	—	125,631
Hotel operating costs	—	—	14,006	—	14,006
Asset and property management fees:
Related-party	22,528	46	3,407	(107)	25,874
Other	—	—	2,061	—	2,061
Depreciation	—	531	83,492	—	84,023
Amortization	—	350	75,543	—	75,893
General and administrative	23	14,970	3,280	—	18,273
	22,551	17,357	305,960	(107)	345,761
Operating income (loss)	(22,551)	(15,597)	119,406	—	81,258
Other income (expense):
Interest expense	—	(24,151)	(69,665)	14,260	(79,556)
Interest and other income	5,991	8,276	30,032	(14,260)	30,039
Loss on interest rate swaps	—	—	(118)	—	(118)
Income (loss) from equity investment	52,746	74,733	—	(127,479)	—
	58,737	58,858	(39,751)	(127,479)	(49,635)
Income (loss) before income tax expense	36,186	43,261	79,655	(127,479)	31,623
Income tax expense	—	(13)	(540)	—	(553)
Income (loss) from continuing operations	36,186	43,248	79,115	(127,479)	31,070
Discontinued operations:
Operating income (loss) from discontinued operations	—	5,177	(17,004)	—	(11,827)
Gain on disposition of discontinued operations	—	—	16,947	—	16,947
Income (loss) from discontinued operations	—	5,177	(57)	—	5,120
Net income (loss)	36,186	48,425	79,058	(127,479)	36,190
Less: Net income attributable to noncontrolling interest	—	—	(4)	—	(4)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$36,186	$48,425	$79,054	$(127,479)	$36,186

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$4,800	$856	$13,812	$(14,668)	$4,800
Market value adjustment to interest rate swap	(922)	(922)	—	922	(922)
Comprehensive income (loss)	$3,878	$(66)	$13,812	$(13,746)	$3,878

	For the three months ended September 30, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$(5,859)	$(2,496)	$9,839	$(7,343)	$(5,859)
Market value adjustment to interest rate swap	(2,475)	(2,475)	—	2,475	(2,475)
Comprehensive income (loss)	$(8,334)	$(4,971)	$9,839	$(4,868)	$(8,334)

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$2,793	$(2,807)	$62,138	$(59,331)	$2,793
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	1,795	1,795	—	(1,795)	1,795
Comprehensive income (loss)	$4,505	$(1,012)	$62,055	$(61,043)	$4,505

	For the nine months ended September 30, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$36,186	$48,425	$79,054	$(127,479)	$36,186
Market value adjustment to interest rate swap	(5,883)	(5,883)	—	5,883	(5,883)
Comprehensive income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	30,303	42,542	79,054	(121,596)	30,303
Comprehensive income attributable to noncontrolling interests	4	—	4	(4)	4
Comprehensive income (loss)	$30,307	$42,542	$79,058	$(121,600)	$30,307

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(40)	$(62,941)	$227,346	$164,365

Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	65,928
Investment in real estate and related assets	—	(4,252)	(52,157)	(56,409)
Net cash provided by (used in) investing activities	—	61,676	(52,157)	9,519

Cash flows from financing activities:
Borrowings, net of fees	—	210,339	(41)	210,298
Repayments	—	(126,000)	(28,304)	(154,304)
Issuance of common stock, net of redemptions and fees	(69,500)	—	—	(69,500)
Distributions	(154,024)	—	—	(154,024)
Intercompany transfers, net	227,598	(80,558)	(147,040)	—
Net cash provided by (used in) financing activities	4,074	3,781	(175,385)	(167,530)

Net increase (decrease) in cash and cash equivalents	4,034	2,516	(196)	6,354
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$24,948	$7,338	$27,622	$59,908

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2012
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(23)	$(61,816)	$257,445	$195,606

Cash flows from investing activities:
Net proceeds from sale of real estate	—	57,747	—	57,747
Investment in real estate and related assets	—	(1,616)	(54,994)	(56,610)
Net cash provided by (used in) investing activities	—	56,131	(54,994)	1,137

Cash flows from financing activities:
Borrowings, net of fees	—	564,735	—	564,735
Repayments	—	(537,000)	(35,590)	(572,590)
Issuance of common stock, net of redemptions and fees	24,515	—	—	24,515
Distributions	(204,141)	—	(15)	(204,156)
Intercompany transfers	188,827	(22,516)	(166,311)	—
Redemption of noncontrolling interest	—	—	(301)	(301)
Net cash provided by (used in) financing activities	9,201	5,219	(202,217)	(187,797)

Net increase (decrease) in cash and cash equivalents	9,178	(466)	234	8,946
Effect of foreign exchange rate on cash and cash equivalents	—	—	22	22
Cash and cash equivalents, beginning of period	11,291	10,597	17,580	39,468
Cash and cash equivalents, end of period	$20,469	$10,131	$17,836	$48,436

12.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Disposition
On November 5, 2013, Columbia Property Trust closed on the 18 Property Sale for a gross sale price of $521.5 million, exclusive of closing costs. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter, Columbia Property Trust reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contact price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013. On November 5, 2013, Columbia Property Trust also repaid the mortgage note for the Wildwood Buildings (included in the 18 Property Sale) for $90.0 million, plus a pre-payment fee of approximately $5.0 million.

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
Overview
On October 10, 2013, we listed our shares on the NYSE under the ticker symbol "CXP." We believe that listing our shares on a public securities exchange supports our objective of increasing our shareholders’ long-term total return potential by providing the company with access to additional sources of capital to fund our value-creation and growth strategies. In preparation for the listing of our shares, earlier this year, we transitioned to a self-managed platform by acquiring, or hiring, the employees necessary to perform the functions previously performed by our external advisor and property manager upon terminating the respective advisory and property management agreements. See Note 9, Related-Party Transactions and Agreements, to the accompanying consolidated financial statements.
As a newly listed company, we anticipated initial volatility in our stock price as the supply and demand for our shares evolve toward a point of equilibrium and, thus, an efficient market for our shares begins to develop. In an effort to mitigate some of the anticipated near-term volatility, on October 10, 2013, we commenced a modified “Dutch Auction” tender offer to purchase up to $300.0 million of our shares to provide our shareholders with an alternative to selling in the open market. See Note 7, Equity, to the accompanying consolidated financial statements.
In the third quarter of 2013, we have continued to proactively manage our real estate portfolio with an emphasis on leasing and re-leasing space, and refining the composition of our portfolio to enhance the REIT's value potential and, consequently, its attractiveness to current and future investors. We are immediately focused on improving our market concentration by growing our economic presence in key markets through strategic investment opportunities, and by divesting of properties situated in outlying markets, or which face more challenging appreciation prospects. In furtherance of these objectives, we closed on the disposition of 18 properties for $521.5 million on November 5, 2013, which we believe improves our geographical, concentration and strengthens the underlying real estate fundamentals of our portfolio. Over the intermediate and longer term, we are seeking to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-added investments which we believe have potential for healthy growth in net operating income and value over time.
Liquidity and Capital Resources
Overview
In connection with preparing to enter the publicly-traded marketplace, in the third quarter, we took steps to enhance our capital structure and refine our dividend policy. In August, we amended $950 million of our unsecured borrowing facilities by reducing the borrowing rates, providing additional accordion and extensions options, and extending the term for a portion of the borrowings, among other things. We believe that listing our common shares on a national securities exchange will promote access to additional, and more efficient, sources of capital going forward as well. Effective for the fourth quarter of 2013, we reduced dividends payable to common stockholders from a quarterly rate per share of $0.38 to $0.30, to provide a yield competitive with other comparable publicly traded REITs, and to better position us to meet our goal of covering dividends with operating cash flow, less capital expenditures required to maintain our properties. We believe that this dividend adjustment will foster both stability, and potential dividend growth over time.
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt or cash on hand.
Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2013, we generated net cash flows from operating activities of $164.4 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $154.0 million, which includes $46.4 million reinvested in our common stock pursuant to our DRP. On a short-term basis, our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, purchases of our shares under the Tender Offer and interest and principal on current and any future debt financings. We intend to fund the purchase price for shares accepted for payment pursuant to the Tender Offer, and related fees and expenses, from cash on hand and proceeds from the 18 Property Sale.
During the nine months ended September 30, 2013, we sold the Dvintsev Business Center - Tower B for net proceeds of $65.9 million and generated net proceeds from the sale of common stock under our DRP of $46.4 million. We used these proceeds, along with cash on hand and net borrowings of $59.7 million, to fund share redemptions of $115.8 million, and capital expenditures of $56.4 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the NYSE on October 10, 2013, which, we believe, will give us access to additional and more efficient sources of capital in the future. As of October 31, 2013, we had access to the borrowing capacity under the JPMorgan Chase Credit Facility of $295.0 million.
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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of September 30, 2013, our debt-to-real-estate-asset ratio was approximately 30.0%.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the unsecured senior notes, contain certain covenants and restrictions that require us to meet certain financial ratios, including the following key financial covenants and respective covenant levels as of September 30, 2013:

	Covenant Level	Actual Performance September 30, 2013
JP Morgan Chase Credit Facility and $450 Million Term Loan:
Total debt to total asset value ratio	Less than 50%	33%
Secured debt to total asset value ratio	Less than 40%	17%
Fixed charge coverage ratio	Greater than 1.75x	4.08x
Unencumbered interest coverage ratio	Greater than 2.0x	7.56x
Unencumbered asset coverage ratio	Greater than 2.0x	4.31x
Unsecured Senior Notes due 2018:
Aggregate debt test	Less than 60%	29%
Debt service test	Greater than 1.5x	3.90x
Secured debt test	Less than 40%	15%
Maintenance of total unencumbered assets	Greater than 150%	510%
During the third quarter of 2013, certain of our restrictive covenants were revised as a result of the amending the $450 Million Term Loan and the JPMorgan Chase Credit Facility. We were in compliance with all of our debt covenants as of September 30, 2013. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of September 30, 2013, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Debt obligations	$1,709,949	$636	$311,035	$800,102	$598,176
Interest obligations on debt(1)	333,075	17,946	133,240	85,711	96,178
Capital lease obligations(2)	586,000	466,000	—	—	120,000
Operating lease obligations	219,272	639	5,114	5,259	208,260
Total	$2,848,296	$485,221	$449,389	$891,072	$1,022,614

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable), a portion of which is reflected as gain on interest rate swaps in our accompanying consolidated statements of operations. Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $27.3 million during the nine months ended September 30, 2013, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of September 30, 2013, we owned controlling interests in 60 office properties, which were approximately 93.2% leased, and one hotel. Our operating income has decreased for the nine months ended September 30, 2013, as compared to the same period in 2012, primarily due to fees incurred in connection with transitioning to a self-managed platform in the first quarter of 2013, which are included in general and administrative expense in our accompanying statement of operations, and impairment losses recorded in the first and third quarters of 2013 in connection with the 18 Property Sale, partially offset by the acquisition of 333 Market Street. In the near term, we expect future operating income to fluctuate primarily based on leasing activities, property dispositions, and acquisitions for our portfolio.
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012
Rental income was $116.0 million for the three months ended September 30, 2013, which represents an increase as compared to $107.4 million for the three months ended September 30, 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012 and the impact of 2012 leasing activity. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in the near term.
Tenant reimbursements and property operating costs remained stable at $26.4 million and $46.3 million, respectively, for the three months ended September 30, 2013, as compared to $26.6 million and $44.4 million, respectively, for the three months ended September 30, 2012. Absent changes to our portfolio, over the near term, tenant reimbursements and property operating costs are expected to remain at similar levels.
Hotel income, net of hotel operating costs, was $2.1 million for the three months ended September 30, 2013, which represents an increase as compared to $1.8 million for the three months ended September 30, 2012, due to cost savings associated with banquet business, utility savings as a result of more moderate temperatures, and repairs in the prior year. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $0.8 million for the three months ended September 30, 2013, which represents a decrease as compared to $4.1 million for the three months ended September 30, 2012, primarily due to fees earned in connection with lease terminations during the third quarter of 2012. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $0.4 million for the three months ended September 30, 2013, which represents a decrease as compared to $9.1 million for the three months ended September 30, 2012, due to terminating the Advisory Agreement effective February 28, 2013 as further discussed in Note 9, Related-Party Transactions and Agreements. Thus, going forward, no related-

party asset or property management fees will be incurred, as such services will be performed by employees of Columbia Property Trust.
Depreciation was $30.9 million for the three months ended September 30, 2013, which represents an increase as compared to $28.2 million for the three months ended September 30, 2012, primarily due to the acquisition of the 333 Market Street building in December 2012 and capital improvements at existing properties. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $22.0 million for the three months ended September 30, 2013, which represents a decrease as compared to $23.4 million for the three months ended September 30, 2012, primarily due to the expiration of in-place leases at our properties in 2012 and 2013, partially offset by the acquisition of 333 Market Street in December 2012. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, we reduced the aggregate carrying value of the properties included in the sale to the net contract price by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013. No impairment losses were recognized for the three months ended September 30, 2012. We expect future impairment losses on real estate assets to be dependent upon the nature and timing of future disposition activity.
General and administrative expenses and listing costs were $8.7 million for the three months ended September 30, 2013, which represents an increase as compared to $6.8 million for the three months ended September 30, 2012, due to incurring expenses in connection with transitioning to a self-managed platform, and in connection with listing our shares on the NYSE. We expect general and administrative expenses and listing costs are expected to increase in the near term as we continue to incur expenses related to our listing in the fourth quarter of 2013.
Interest expense was $27.7 million for the three months ended September 30, 2013, which represents a slight increase as compared to $26.7 million for the three months ended September 30, 2012, primarily due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012, partially offset by the settlement of the development authority bonds and related capital lease obligation related to the One Glenlake Parkway Building in December 2012. Absent acquisitions or other borrowing activity, interest expense is expected to decrease going forward as a result of reducing the borrowing rates on the amended $450 Million Term Loan and the JPMorgan Chase Credit Facility, and as a result of $466.0 million of our $586.0 million total capital lease obligations maturing in December 2013.
Interest and other income was $9.2 million for the three months ended September 30, 2013, which represents a decrease as compared to $10.0 million for the three months ended September 30, 2012, due to the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Interest income is expected to remain at comparable levels in the near term, as the majority of this activity consists of interest income earned on investments in development authority bonds with a weighted-average remaining term of approximately 2.1 years as of September 30, 2013, and decrease significantly over the longer term, as $466.0 million of our $586.0 million total development authority bonds mature in December 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $419,000 for the three months ended September 30, 2013, compared to $29,000 for the three months ended September 30, 2012. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income (loss) from discontinued operations was approximately $0.1 million for the three months ended September 30, 2013, which represents an increase as compared to $(16.8) million for the three months ended September 30, 2012. The increase is due to the impairment loss related to the 180 E 100 South property, one of the properties included in the Nine Property Sale, incurred in the third quarter of 2012. As further explained in Note 10, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For the periods presented, discontinued operations include Dvintsev Business Center - Tower B, which closed in March 2013 for a net gain of $10.0 million; the Nine Property Sale, which closed in December 2012 for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which both closed in January 2012 for total gains of $16.9 million.

Net income (loss) attributable to Columbia Property Trust was $4.8 million, or $0.04 per share, for the three months ended September 30, 2013, which represents an increase as compared to $(5.9) million, or $(0.04) per share, for the three months ended September 30, 2012. The increase is primarily due to recognizing an impairment loss on the 180 E 100 South property, which was disposed of in the Nine Property Sale in the third quarter of 2012, which is included in discontinued operations, and the commencement of new leases, partially offset by additional depreciation of capital improvements at existing properties. We expect earnings to fluctuate in the near term based on disposition and acquisition activity. Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012
Rental income was $348.1 million for the nine months ended September 30, 2013, which represents an increase as compared to $327.4 million for the nine months ended September 30, 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012. Absent changes to our portfolio or the leases currently in place at our properties, future rental income is expected to remain at similar levels in the near term.
Tenant reimbursements remained stable at $76.3 million for the nine months ended September 30, 2013 and $75.9 million for the nine months ended 2012. Property operating costs; however, increased to $133.2 million for the nine months ended September 30, 2013, as compared to $125.6 million for the nine months ended September 30, 2012, primarily due to increases in property taxes resulting from annual reassessments, and increased administrative costs primarily driven by non-capital project initiatives. Tenant reimbursements of the additional 2013 property operating costs were neutralized by the impact of concessions offered with new and modified leases. Absent changes to our portfolio, over the near term, tenant reimbursements and property operating costs are expected to remain at similar levels.
Hotel income, net of hotel operating costs, was $4.5 million for the nine months ended September 30, 2013, which represents an increase as compared to $3.5 million for the nine months ended September 30, 2012, due to increased group demand, and due to cost savings associated with banquet business, utility savings as a result of more moderate temperatures, and repairs in the prior year. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $2.3 million for the nine months ended September 30, 2013, which represents a decrease as compared to $6.2 million for the nine months ended September 30, 2012, primarily due to fees earned in connection with lease restructurings and terminations during 2012. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $7.3 million for the nine months ended September 30, 2013, which represents a decrease as compared to $27.9 million for the nine months ended September 30, 2012, due to terminating the Advisory Agreement effective February 28, 2013, as further discussed in Note 9, Related-Party Transactions and Agreements. Thus, going forward, no related-party asset management or property management fees will be incurred, as such services will be performed by employees of Columbia Property Trust.
Depreciation was $91.8 million for the nine months ended September 30, 2013, which represents an increase as compared to $84.0 million for the nine months ended September 30, 2012, primarily due to the acquisition of the 333 Market Street building in December 2012 and capital improvements at existing properties. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $66.3 million for the nine months ended September 30, 2013, which represents a decrease as compared to $75.9 million for the nine months ended September 30, 2012, primarily due to the expiration of in-place leases at our properties in 2012 and 2013 and lease terminations. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
In the first quarter of 2013, we recognized an impairment loss of $16.9 million to reduce the carrying values of the 120 Eagle Rock and 333 & 777 Republic Drive properties to their estimated fair values in connection with refining our disposition strategy for these assets as a result of initiating a process to market for sale a group of 18 properties. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, we reduced the aggregate carrying value of the properties included in the sale to the net contract price by recognizing an additional impairment loss of $12.9 million in the third quarter of 20

13. In the third quarter of 2012, we recognized an impairment loss on real estate assets of $18.5 million, which is included in discontinued operations, to reduce the carrying value of the 180 E 100 South property to its estimated fair value in connection with refining our disposition strategy for this asset as part of a strategic sale of a collection of nine assets situated in outlying markets. We expect future impairment losses on real estate assets to be dependent upon the nature and timing of future disposition activities.
General and administrative expenses and listing costs were $54.7 million for the nine months ended September 30, 2013, which represents an increase as compared to $18.3 million for the nine months ended September 30, 2012, primarily due to the contractual impact of transitioning to a self-managed platform (see Note 9, Related-Party Transactions and Agreements for details), and costs associated with operating on a self-managed platform and listing our shares on the NYSE. As a result, for the first nine months of 2013, general and administrative expenses include all of the fees payable under the Consulting Service Agreement and the Transition Services Agreement, as amended, during 2013. General and administrative expenses and listing costs are expected to increase in the near term as we completed our listing in the fourth quarter of 2013.
Interest expense was $82.1 million for the nine months ended September 30, 2013, which represents a slight increase as compared to $79.6 million for the nine months ended September 30, 2012, primarily due to the 333 Market Street Building mortgage note assumed at acquisition in December 2012, partially offset by the settlement of the development authority bonds and the related obligation under capital lease related to One Glenlake Parkway Building in December 2012. Absent acquisitions or other borrowing activities, interest expense is expected to decrease going forward as a result of reducing the borrowing rates on the $450 Million Term Loan and the JPMorgan Chase Credit Facility, and as a result of $466.0 million of our $586.0 million total capital lease obligations maturing in December 2013.
Interest and other income was $27.6 million for the nine months ended September 30, 2013, which represents a slight decrease as compared to $30.0 million for the nine months ended September 30, 2012, due to the settlement of the development authority bonds and the related obligation under capital lease related to the One Glenlake Parkway Building in December 2012. Interest income is expected to remain at comparable levels in the near term, as the majority of this activity consists of interest income earned on investments in development authority bonds with a weighted-average remaining term of approximately 2.1 years as of September 30, 2013, and decrease significantly over the longer term, as $466.0 million of our $586.0 million total development authority bonds mature in December 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.2 million for the nine months ended September 30, 2013, compared to $0.1 million for the nine months ended September 30, 2012. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Income from discontinued operations was approximately $9.9 million for the nine months ended September 30, 2013, which represents an increase as compared to $5.1 million for the nine months ended September 30, 2012. The increase is due to the impairment loss related to the 180 E 100 South property, which was included in the Nine Property Sale, incurred in the third quarter of 2012. As further explained in Note 10, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For the periods presented, discontinued operations include Dvintsev Business Center - Tower B, which closed in March 2013 for a net gain of $10.0 million; the Nine Property Sale, which closed in December 2012 for a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building, one of the properties in the Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which both closed in January 2012 for total gains of $16.9 million.
Net income attributable to Columbia Property Trust was $2.8 million, or $0.02 per share, for the nine months ended September 30, 2013, which represents a decrease as compared to $36.2 million, or $0.26 per share, for the nine months ended September 30, 2012. The decrease is primarily due to costs incurred in the first quarter of 2013 in connection with transitioning to self-management, partially offset by the acquisition of 333 Market Street in December of 2012.  We expect future period earnings to increase.  As a result of transitioning to a self-managed platform, we incurred one-time transition services and consulting costs of $31.2 million in 2013, and no longer incur asset management fees of ($2.7 million monthly, or $32.0 million annualized).  Should the U.S. economic recovery remain sluggish, or the U.S. real estate markets remain depressed for a prolonged period of time, the creditworthiness of our tenants and our ability to achieve market rents comparable to the leases currently in place at our properties may suffer and could lead to a decline in net income over the long term.

Funds From Operations
Funds from operations (“FFO”) is a non-GAAP measure used by many investors and analysts that follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
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
FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of the Company's financial performance.
Reconciliations of net income to FFO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Reconciliation of Net Income to Funds From Operations:
Net income (loss) attributable to the common stockholders of Columbia Property Trust, Inc.	$4,800	$(5,859)	$2,793	$36,186
Adjustments:
Depreciation of real estate assets	30,911	30,410	92,146	90,767
Amortization of lease-related costs	22,027	24,630	66,301	79,645
Impairment loss on real estate assets	12,870	18,467	29,737	18,467
Gain on disposition of discontinued operations	—	—	(10,014)	(16,947)
Total Funds From Operations adjustments	65,808	73,507	178,170	171,932
Funds From Operations	$70,608	$67,648	$180,963	$208,118
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
Columbia Property Trust TRS, Columbia KCP TRS, and Wells Energy TRS are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

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

In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we began to market for sale a group of 18 properties. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of the properties in this group and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, are no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013.
In the third quarter of 2012, we focused on refining our portfolio by marketing and negotiating the Nine Property Sale. We evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, we reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012. This impairment loss is included in discontinued operations as of September 30, 2013 (see Note 10, Discontinued Operations, of the accompanying financial statements).
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized using Level 3 inputs.
For the nine months ended September 30, 2013 (in thousands):

Property	Net Book Value	Impairment Loss Recognized	Fair Value
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
For the three and nine months ended September 30, 2012 (in thousands):

Property	Net Book Value	Impairment Loss Recognized	Fair Value
180 E 100 South	$30,847	$(18,467)	$12,380
In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, we reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate net contact price of contract price of $500 million, by recognizing an additional impairment loss of $12.9 million the third quarter of 2013.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of September 30, 2013, none of our properties met the criteria to be classified as held for sale in the accompanying balance sheet. See Note 12, Subsequent Events, of the accompanying financial statements for discussion of the 18 Property Sale, which met the criteria for "held for sale" classification during the fourth quarter of 2013.
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
Related Parties Transactions and Agreements
During the periods presented, we were party to agreements with our former advisor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our former advisor and property manager. See Note 9, Related-Party Transition and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
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
Subsequent Events
Property Disposition
On November 5, 2013, we closed on the 18 Property Sale for $521.5 million, exclusive of closing costs. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter, we reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contact price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013. On November 5, 2013, we also repaid the mortgage note for the Wildwood Buildings (included in the 18 Property Sale) for $90.0 million, plus an pre-payment fee of approximately $5.0 million.

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
On August 21, 2013, we entered into an amendment to the $450 Million Term Loan with a syndicate of banks with JP Morgan Securities, LLC and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the term loan, as described below; (ii) provide for an additional one-year extension option; (iii) provide for four additional accordion options for an aggregate amount of $250.0 million, in minimum amounts of $25.0 million each; and (iv) revise certain restrictive covenants under the term loan, and thereby create additional flexibility.
The $450 Million Term Loan, as amended, reduced the applicable margin on the interest rate to a range from 1.15% to 1.95% for the LIBOR or a range from 0.15% to 0.95% for the margin adjustment to the alternate base rate, based on our applicable credit rating. Prior to amending the $450 Million Term Loan, the applicable margin on the interest rate was a range from 1.30% to 2.30% for LIBOR or a range from 0.30% to 1.30% for the margin adjustment to the alternate base rate. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and Columbia Property Trust's current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.28%.
On August 21, 2013, we also amended the JPMorgan Chase Credit Facility with JP Morgan Securities, LLC and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from May 2015 to August 2017, with a one-year extension option; (iii) enable us to increase the facility amount by an aggregate of up to $300.0 million, not to exceed a total facility of $800.0 million on four occasions; (iv) revise certain restrictive covenants under the facility, and thereby created additional flexibility.
The JPMorgan Chase Credit Facility, as amended, reduced the applicable margin on the interest rate to a range from 1.00% to 1.70% for LIBOR or a range from 0.00% to 0.70% for the margin adjustment to the alternate base rate, based on Columbia Property Trust's applicable credit rating. Prior to amendment, the applicable margin on the interest rate was a range from 1.25% to 2.05% for LIBOR or a range from 0.25% to 1.05% for the margin adjustment to the alternate base rate. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.15% to 0.35%, also based on our applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.25% to 0.45%.
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan and the 333 Market Street Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rates on the $450.0 Million Term Loan and the 333 Market Street Building mortgage note have been effectively fixed through the interest rate swap agreements described below.
As of September 30, 2013, we had $130.0 million outstanding under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.7 million outstanding on the 333 Market Street Building mortgage note; $248.9 million in 5.875% bonds outstanding; and $673.3 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.20% as of September 30, 2013.
Approximately $1,579.9 million of our total debt outstanding as of September 30, 2013, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2013, these balances incurred interest expense at an average interest rate of 4.42% and have expirations ranging from 2013 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $586.0 million at September 30, 2013, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors update the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.
On October 10, 2013 we listed our shares of common stock for trading on a national securities exchange; previously, no public market existed for our shares, and as a result, our initial trading price may not be reflective of our long-term value.
We recently listed our shares of common stock for trading on the New York Stock Exchange. Prior to the listing of our common stock, no public market existed for our shares. Therefore, our initial trading price may not be reflective of our long term value because, among other reasons, it may take some time for an efficient market to develop for our shares as more institutional investors and buy-side analysts begin to evaluate us as an investment opportunity.
Maryland General Corporation Law provides certain protections relating to deterring or defending hostile takeovers, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may therefore discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law, commonly referred to as the “Maryland Unsolicited Takeover Act” could provide similar anti-takeover protection.
Our board of directors has determined to opt out of these provisions of Maryland law; in the case of the business combination provisions of Maryland law, by resolution of our board of directors; in the case of the control share provisions of Maryland law, pursuant to a provision in our bylaws; and in the case of certain provisions of the Maryland Unsolicited Takeover Act, pursuant to Articles Supplementary. Only upon the approval of our stockholders, our board of directors may repeal the foregoing opt-outs from the anti-takeover provisions of Maryland General Corporation Law.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2013 we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2013, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
July 2013	1,363	$25.68		1,363	N/A
August 2013	76	$28.32	(3)	76	N/A
September 2013	—	$—		—	N/A
We redeemed all of the shares eligible and properly submitted for redemption pursuant to our SRP prior to the final redemption date in July 2013. Redemption requests for the period were funded with cash on hand, along with borrowings on our line of credit.

(1)	The average price paid per share as reflected in the above column has been adjusted to reflect the Reverse Stock Split we effected on August 14, 2013.

(2)
Purchases of equity securities by us during the three months ended September 30, 2013, were made pursuant to our SRP and in connection with the fractional share repurchase related to the Reverse Stock Split we effected on August 14, 2013 (as described in the accompanying Note 7, Equity). We announced the commencement of our SRP on December 10, 2003, and amendments to the program on April 22, 2004; March 28, 2006; May 11, 2006; August 10, 2006; August 8, 2007; November 13, 2008; March 31, 2009; August 13, 2009; February 18, 2010; July 21, 2010; September 23, 2010; July 19, 2011; August 12, 2011; November 8, 2011; December 12, 2011; February 28, 2013; and June 27, 2013. The SRP terminated on July 31, 2013. On August 7, 2013, we announced that our board of directors approved the redemption of all fractional shares of our common stock that remained following effectuation of the Reverse Stock Split.

(3)
In August 2013, we purchased approximately 22,000 shares related to the redemption requests under the SRP received prior to July 24, 2013 at an average price of $25.80, and approximately 54,000 shares in the fractional share repurchase at a price of $29.32.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2013, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.
The SEC is conducting a formal, non-public investigation regarding Wells Investment Securities, Inc. ("WIS"), the former dealer-manager for our previous non-listed public offerings. The investigation also relates to CatchMark Timber Trust, which also conducted public offerings through WIS, and our company. The investigation relates to whether there have been violations of certain provisions of the federal securities laws in connection with public offerings in which WIS served as dealer-manager, including a public offering of our shares that concluded in August 2010. In February 2013, we received a subpoena for documents and information and we have been cooperating fully with the SEC. We are not in a position to estimate the timing of a conclusion of the investigation or whether the SEC may accuse us of any wrongdoing.

(b)
The information required in response to this Item 5(b) is incorporated herein by reference to the disclosure under the caption “Bylaws - Advance Notice Requirements for Annual Meetings of Stockholders” and “Bylaws - Advance Notice Requirements for Director Nominations at a Special Meeting” under Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year in our Current Report on Form 8-K filed with the SEC on September 4, 2013.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	November 5, 2013	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2013 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1*	Second Amended and Restated Articles of Incorporation as Amended by the First, Second, and Third Articles of Amendment and the Articles Supplementary.
3.2	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.1
Executive Employment Agreement by and between Columbia Property Trust, Inc. and E. Nelson Mills, dated as of August 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).

10.2
Executive Employment Agreement by and between Columbia Property Trust, Inc. and James A. Fleming, dated as of August 6, 2013 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).

10.3*
Amended and Restated Credit Agreement dated as of August 21, 2013 by and among Columbia Property Trust Operating Partnership, L.P. as Borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent and Regions Bank, U.S. Bank National Association and BMO Capital Market Financing, Inc. as Documentation Agents.

10.4*
Amended and Restated Term Loan Agreement dated as of August 21, 2013 by and among Columbia Property Trust Operating Partnership, L.P., as Borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC as Joint Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, N.A. as Administrative Agent, PNC Bank, National Association as Syndication Agent and Regions Bank, U.S. Bank National Association and Union Bank, N.A. as Documentation Agents.

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