Form 10-K
period 2013-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2014-02-20
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
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
(404) 465-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act:
None
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
Yes  ☐ No  ☒
Aggregate market value of the voting stock held by non-affiliates: _________ Since there was no established trading market for the voting and non-voting common stock as of June 30, 2013, there is no market value for the shares of such stock held by non-affiliates of the registrant as of such date.
Number of shares outstanding of the registrant's
only class of common stock, as of January 31, 2014: 124,856,642 shares
Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed on or about April 30, 2014.

FORM 10-K
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Columbia Property Trust, Inc. and its subsidiaries ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements may be included therein.

PART I

ITEM 1.	BUSINESS
General
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
From inception through February 27, 2013, we operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds ("WREF"), Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services"), performed certain key functions on our behalf, including, among others, managing day-to-day operations, investing capital proceeds, and arranging financings. Also during this period of time, a subsidiary of WREF, Columbia Property Trust Services, LLC ("Columbia Property Trust Services"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to a property management agreement. The advisory agreement and property management agreement are described in Note 10, Related-Party Transactions and Agreements.
On February 28, 2013, we became a self-managed company by terminating the above-mentioned advisory agreement and property management agreement, and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services. As a result, the contractual services described above are now performed by our employees. Contemporaneous with this transaction, we entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid for the acquisition of Columbia Property Trust Advisory Services or Columbia Property Trust Services, we paid fees to WREF for consulting and investor services for the remainder of 2013. For additional details about these transactions and the related agreements, please refer to Note 10, Related-Party Transactions and Agreements.
We seek to invest in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2013, we owned interests in 42 office properties and one hotel, which include 59 operational buildings, comprising approximately 16.8 million square feet of commercial space located in 13 states and the District of Columbia. Of these office properties, 41 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2013, our office properties were approximately 92.3% leased.
On October 10, 2013, our shares were listed on the New York Stock Exchange (the "NYSE") under the ticker symbol "CXP." Also on that date, we commenced a modified "Dutch-auction" tender offer to purchase for cash up to $300.0 million in value of shares of our common stock (the "Tender Offer"). As a result of the Tender Offer, on November 18, 2013, we accepted for purchase 9.4 million shares of common stock at a purchase price of $25.00 per share, for an aggregate cost to us of $234.1 million, exclusive of fees and expenses related to the Tender Offer.
Real Estate Investment Objectives
Columbia Property Trust seeks to invest in and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in the total return to our shareholders. Our value creation and growth strategies are founded in the following:
Targeted Market Strategy
Our portfolio is comprised of a combination of single and multi-tenant office properties located in Central Business District ("CBD") and suburban areas, which are situated in both primary and secondary markets. The mixed composition of our portfolio has provided diversification within the office sector and stability in our operating cash flows over time. Going-forward, our investment strategy will shift in emphasis to select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the major U.S. office markets provide a greater propensity for producing increasing net income and property values over time. We maintain a long-term goal of increasing our market concentrations in order to leverage our scale, efficiency, and market knowledge.

New Investment Targets
We look to acquire strategic and premier office assets with quality tenants in our target markets, with an emphasis on value-added opportunities. We pursue high-quality assets that are competitive within the top tier of their markets or can be repositioned as such. Our asset selection criteria include the property's location attributes, physical quality, tenant/lease characteristics, competitive positioning, and pricing level in comparison to long-term, normalized value or replacement cost.
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Our low leverage level and other credit metrics provide the financial flexibility to pursue new acquisitions and other growth opportunities that will further our long-term performance objectives.
Capital Recycling
We consistently evaluate our existing portfolio to identify assets in which the value has been optimized and/or those that are considered non-strategic, based on their market location or investment characteristics. The goal of our disposition efforts is to harvest capital from these mature and non-strategic assets, and redeploy it into properties in target markets to maximize growth in net operating income and long-term value.
Proactive Asset Management
We believe our team is well equipped to deliver exceptional operating results in all facets of the management process. Our leasing efforts are founded in understanding the varied and complex needs of tenants in the marketplace today. We aggressively pursue meeting those needs through new and renewal leases, as well as strategic lease restructures that further our long-term goals. We are committed to prudent capital investment in our assets to ensure their competitive positioning and status, and rigorously pursue efficient operations and cost containment at the property level.
18 Property Sale
On November 5, 2013, we closed on the sale of 18 properties (the "18 Property Sale") to an unaffiliated third party for $521.5 million, exclusive of closing costs. In connection with the disposition, we recognized aggregate impairment losses of $29.7 million in 2013. After considering the impact of these impairment losses, the 18 Property Sale yielded a net gain of approximately $1.2 million.
Employees
As of December 31, 2013, we employed 92 people.
Competition
Leasing real estate is highly competitive in the current market; as a result, we experience competition for high-quality tenants from owners and managers of competing projects. Therefore, we may experience delays in re-leasing vacant space, or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. In addition, we are in competition with other potential buyers for the acquisition of the same properties, which may result in an increase in the amount we must pay to purchase a property. Further, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Concentration of Credit Risk
We are dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations. Based on our 2013 annualized lease revenue, no single tenant accounts for more than 10% of our portfolio.
Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.columbiapropertytrust.com, or through a link to the http://www.sec.gov website. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to Our Business and Properties
If we are unable to find suitable investments or pay too much for properties, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be.
We are competing for real estate investments with other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. The market for high-quality commercial real estate assets is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors, including us, have built up their cash positions and face aggressive competition to purchase quality office real estate assets. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.
Economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
Although U.S. macroeconomic conditions have shown signs of improvement, during 2013, 2012, and 2011, several economic factors continued to adversely affect the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen or fail to recover fully, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 92.3% leased at December 31, 2013, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2013 annualized lease revenue, approximately 2% of leases expire in 2014, 7% of leases expire in 2015, and 14% of leases expire in 2016 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

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
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as the greater Washington, D.C. area; Atlanta, Georgia; San Francisco, California; and Newark, New Jersey, may have a greater impact on our overall occupancy levels and rental rates and therefore our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We depend on tenants for our revenue, and lease defaults or terminations could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures for our properties, such as mortgage payments, real estate taxes, and insurance and maintenance costs are generally fixed and do not decrease when revenues at the related property decreases. Therefore, these events could have a material adverse effect on our results of operations or cause us to reduce the amount of distributions to stockholders.
Future acquisitions may fail to perform in accordance with our expectations and may require renovation costs exceeding our estimates.
In the normal course of business, we typically evaluate potential acquisitions, enter into nonbinding letters of intent, and may, at any time, enter into contracts to acquire additional properties. Acquired properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks, and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all.
Our inability to sell a property when we plan to do so could limit our operational and financial flexibility, including our ability to pay cash distributions to our stockholders.
Purchasers may not be willing to pay acceptable prices for properties that we wish to sell. General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. Therefore, we may be unable to sell a property for the price, on the terms, or within the time frame that we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to our stockholders. Furthermore, our properties' market values depend principally upon the value of the properties' leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers for any such property, and property resale values may suffer, which could result in lower returns for our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, or materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely effected.
We are currently evaluating the need for significant repairs to the outer walls of one of our properties located in suburban Pittsburgh, Pennsylvania, and leased to Westinghouse Electric Company, LLC, which we believe relates to the original design or construction of the property. We have engaged consultants to help us determine the scope of the repairs and to develop various remediation strategies. We are evaluating whether there is insurance coverage or other potential sources of recovery for the necessary remediation. In the event such funds are not available, we expect to incur significant costs in connection with the remediation of this property.

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
Our operating results may suffer because of potential development and construction risks and delays and resultant increased costs.
We may acquire and develop properties, including unimproved real estate, upon which we will construct improvements. We will be subject to uncertainties associated with rezoning for development and our ability to obtain required permits and authorizations; environmental concerns of governmental entities and/or community groups; and our builders' ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control, and we may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. Delays in completing construction could also give tenants the right to terminate preconstruction leases. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.
We have incurred and are likely to continue to incur mortgage and other indebtedness, which may increase our business risks.
As of February 15, 2014, our total indebtedness was approximately $1.5 billion, which includes a $450.0 million term loan, $249.0 million of bonds, and $790.0 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and no outstanding balance on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), as administrative agent (the "JPMorgan Chase Credit Facility") and our unsecured term loan facility with a syndicate of lenders led by JPMorgan Chase Bank, as administrative agent, each includes a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facility. If any of our properties are foreclosed due to a default, our ability to pay cash distributions to our stockholders will be limited.

Increases in interest rates could increase the amount of our debt payments and make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.
We expect to incur additional indebtedness in the future, which may include mortgages, unsecured bonds, term loans, or borrowings under a credit facility. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. In addition, if we need to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital in the future through additional borrowings or debt or equity offerings. For additional information, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for additional information regarding interest rate risk.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may limit our flexibility and our ability to execute on our operating plans.
A downgrade in the credit rating of our debt could materially adversely affect our business and financial condition.
Our senior unsecured debt is rated investment grade by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, property development risks, industry conditions and contingencies. Therefore, any deterioration in our operating performance could cause our investment grade rating to come under pressure. Our corporate credit rating at Standard & Poor's Ratings Service is currently BBB- with a stable outlook, and our corporate credit rating at Moody's Investor Service is currently Baa3 with a positive outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loan, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.
We currently are, and are likely to continue to be, subject to a variety of claims arising in the ordinary course of business, including contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, and similar matters. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we defend ourselves against any such claims, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
If we are unable to satisfy the regulatory requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or if our disclosure controls or internal control over financial reporting is not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.
Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the fiscal year ending December 31, 2014. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.
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
Compliance with new laws or regulations, or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Furthermore, there are various local, state, and federal regulatory requirements, such as fire, health, life-safety, and similar regulations, and the Americans with Disabilities Act, with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions.
Discovery of previously undetected environmentally hazardous conditions may decrease our revenues and limit our ability to make distributions.
Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous real property owner or operator may be liable for the cost to remove or remediate hazardous or toxic substances on, under, or in such property. These costs could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Environmental laws provide for sanctions for noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of complying with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims could have an adverse impact on our business and results of operations.
If we sell properties and provide financing to purchasers, defaults by the purchasers would decrease our cash flows and limit our ability to make distributions.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our liquidity and results of operations. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or the reinvestment of proceeds in other assets, will be delayed until the promissory notes or other property we may accept upon a sale are actually paid, sold, refinanced, or otherwise disposed.
We recently transitioned to a self-managed REIT and have limited operating experience being self-managed.
In February 2013, we transitioned to a self-managed REIT. While we no longer bear the costs of the various fees and expense reimbursements previously paid to our external advisor, our expenses now include the compensation and benefits of our officers, employees, and consultants, as well as overhead previously paid by our external advisor or their affiliates. Our employees now provide us services historically provided by our external advisor, and there are no assurances that we will be able to obtain these services at the same level or for the same costs as were previously provided to us by our external advisor. We are also now subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the costs of the establishment and maintenance of any employee compensation plans. In addition, we have limited experience operating as a self-managed REIT and we may encounter unforeseen costs, expenses, and difficulties associated with providing those services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been. Furthermore, our results of operations following our transition to self-management may not be comparable to our results prior to the transition. For example, excluding the effect of the eliminated asset management fees, our direct overhead, on a consolidated basis, increased as a result of becoming self-managed.

We are dependent on our own executive officers and employees.
We rely on a small number of persons, particularly E. Nelson Mills and James A. Fleming, to carry out our business and investment strategies. Any of our senior management, including Messrs. Mills and Fleming, may cease to provide services to us at any time. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to try to attract and retain qualified additional senior management and other employees, but may not be able to do so on acceptable terms.
A breach of our privacy or information security systems could materially adversely affect our business and financial condition.
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants, potential errors from misstated financial reports, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition, and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.
Risks Related to Ownership of Our Common Stock
We may be unable to pay or maintain cash distributions or increase distributions over time, which could reduce the funds we have available for investment and the return to our investors.
There are many factors that can affect the availability and timing of distributions to stockholders. We expect to continue to fund distributions principally from cash flow from operations; however, from time to time, we may elect to fund a portion of our distributions from borrowings. If we fund distributions from financings, we will have fewer funds available for the investment in, and acquisition of, properties; thus, the overall return to our investors may be reduced. Further, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock will be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize capital gain. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time.
Our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to sell your shares at a desirable price.
The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including those described under this section and the following:

•	changes in capital market conditions that could affect valuations of real estate companies in general or other adverse economic conditions;

•	our failure to meet any earnings estimates or expectations;

•	future sales of our common stock by our officers, directors, and significant stockholders;

•	global economic, legal, and regulatory factors unrelated to our performance;

•	investors' perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, or capital commitments; and

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.
In addition, the stock markets, and in particular The New York Stock Exchange, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many real estate companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business. Furthermore, we currently have limited research coverage by securities and industry analysts. If additional securities or industry analysts do not commence coverage of our company, the long-term trading price for our common stock could be negatively impacted. If one or more of present or future analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
Because we have a large number of stockholders and our common stock was not previously listed on a national securities exchange prior to our October 2013 listing, there may be significant pent-up demand to sell our shares. Significant sales of our common stock, or the perception that significant sales of such shares could occur, may cause the price of our common stock to decline significantly.
Prior to October 10, 2013, our common stock was not listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares are not affected, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future. In addition, anticipated downward pressure on our common stock price due to actual or anticipated sales of common stock from this market overhang could cause some institutions or individuals to engage in short sales of our common stock, which may itself cause the price of our common stock to decline.
Our common stock has experienced and may continue to experience low trading volumes, which may make it more difficult for you to sell your shares at any given time at prevailing prices.
The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, since our listing, our daily trading volume has been as low as 249,810. If our stock continues to experience low trading volumes, it may be difficult for individuals to sell their shares when they want and at a price that is desirable to them. Furthermore, low trading volumes for our common stock may cause the price of our stock to be highly volatile.
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
Our organizational documents contain provisions that may discourage a takeover of us and could depress the price of our shares of common stock.
Our organizational documents contain provisions that may discourage a takeover of us and could depress the price of our common stock. Our organizational documents contain provisions that may have an anti-takeover effect, inhibit a change of our management, or inhibit in certain circumstances, tender offers for our common stock or proxy contests to change our board. These provisions include: ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; broad discretion of our board to take action, without stockholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or bylaw amendment to opt-in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for stockholder proposals and stockholder nominations of directors; and the absence of cumulative voting rights.
In addition, our board of directors may classify or reclassify any unissued preferred stock and establish the preferences; conversion; or other rights, voting powers, restrictions, or limitations as to distributions, qualifications, and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring, or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer, or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Maryland General Corporation Law provides certain protections relating to deterring or defending hostile takeovers, which may discourage others from trying to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.
Under Maryland law, "business combinations" between a Maryland corporation and certain interested stockholders or affiliates of interested stockholders are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. Also under Maryland law, control shares of a Maryland corporation acquired in a control share acquisition have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter. Shares owned by the acquirer, an officer of the corporation, or an employee of the corporation who is also a director of the corporation are excluded from the vote on whether to accord voting rights to the control shares. These provisions may therefore discourage others from trying to acquire control of us and increase the difficulty of consummating any offer. Similarly, provisions of Title 3, Subtitle 8 of the Maryland General Corporation Law, commonly referred to as the "Maryland Unsolicited Takeover Act," could provide similar anti-takeover protection.
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
We own one hotel property. However, under the Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, we lease our hotel property to our taxable REIT subsidiary, or TRS. As lessor, we are entitled to a percentage of the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. manages the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allows the economic benefits of ownership to flow to us, the TRS is subject to tax on its income from the operations of the hotel at the federal and state levels. In addition, the TRS is subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS are changed, we may be forced to modify the structure for owning our hotel property or selling our hotel property, which may adversely affect our cash flows. In addition, the Internal Revenue Service, the U. S. Department of the Treasury, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect our after-tax returns from our hotel property.
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
Overview
As of December 31, 2013, we owned interests in 42 office properties and one hotel located in 13 states and the District of Columbia. Of these office properties, 41 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2013, our office properties were approximately 92.3% leased.
Property Statistics
The tables below include statistics for properties that we own directly as well as through our consolidated subsidiary. Annualized Lease Revenue is calculated by multiplying (i) rental payments (defined as base rent plus operating expense reimbursements, if payable by the tenant on a monthly basis under the terms of a lease that has been executed, but excluding (a) rental abatements and (b) rental payments related to executed but not commenced leases for space that was covered by an existing lease), by (ii) 12. In instances in which contractual rents or operating expense reimbursements are collected on an annual, semiannual, or quarterly basis, such amounts are multiplied by a factor of 1, 2, or 4, respectively, to calculate the annualized figure. For leases that have been executed but not commenced relating to unleased space, Annualized Lease Revenue is calculated by multiplying (i) the monthly base rental payment (excluding abatements) plus any operating expense reimbursements for the initial month of the lease term by (ii) 12.
The following table shows lease expirations of our office properties as of December 31, 2013, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2013 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2013 Annualized Lease Revenue
Vacant	$—	1,272	—%
2014	10,646	210	2%
2015	33,812	865	7%
2016	65,431	1,513	14%
2017	76,286	2,660	16%
2018	40,011	1,046	9%
2019	10,870	450	2%
2020	50,208	2,102	11%
2021	34,821	987	8%
2022	32,502	969	7%
2023	23,917	1,048	5%
Thereafter	85,553	3,345	19%
	$464,057	16,467	100%

The following table shows the geographic diversification of our office properties as of December 31, 2013.

Location	2013 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2013 Annualized Lease Revenue
Washington, D.C.	$61,223	873	13%
Atlanta	57,389	2,670	12%
San Francisco	52,351	1,090	11%
Northern New Jersey	44,820	1,652	10%
Baltimore	38,480	1,190	8%
Houston	36,384	938	8%
Cleveland	35,295	1,215	8%
Chicago	30,622	1,366	7%
New York	27,039	354	6%
Boston	23,549	1,199	5%
Pittsburgh	15,031	824	3%
Other(1)	41,874	1,824	9%
	$464,057	15,195	100%

(1)	No more than 3% is attributable to any individual geographic location.
The following table shows the tenant industry diversification of our office properties as of December 31, 2013.

Industry	2013 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2013 Annualized Lease Revenue
Legal Services	$78,409	1,440	17%
Depository Institutions	72,020	2,161	16%
Communications	44,232	2,073	10%
Electric, Gas & Sanitary Services	37,464	1,822	8%
Industrial Machinery & Equipment	31,825	1,355	7%
Business Services	29,673	911	6%
Security & Commodity Brokers	27,567	632	6%
Engineering & Management	26,364	865	6%
Transportation Equipment	14,061	439	3%
Miscellaneous Retail	13,412	591	3%
Heavy Construction	12,035	332	3%
Other(1)	76,995	2,574	15%
	$464,057	15,195	100%

(1)	No more than 3% is attributable to any individual industry.

The following table shows the tenant diversification of our office properties as of December 31, 2013.

Tenant	2013 Annualized Lease Revenue (in thousands)	Percentage of 2013 Annualized Lease Revenue
AT&T	$41,234	9%
Wells Fargo	26,642	6%
Jones Day	26,560	6%
IBM	20,222	4%
PSEG Services	19,924	4%
Key Bank	19,523	4%
T. Rowe Price	17,087	4%
Pershing	16,928	4%
Westinghouse	15,031	3%
Other(1)	260,906	56%
	$464,057	100%

(1)	No more than 3% is attributable to any individual tenant.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
Our common stock was listed on the New York Stock Exchange on October 10, 2013, under the symbol "CXP." Prior to October 10, 2013, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. As of January 31, 2014, we had approximately 124.9 million shares of common stock outstanding held of record by a total of 111,601 stockholders.
The closing high and low sales prices for our stock during the fourth quarter of 2013 were:

High	$25.07
Low	$22.16
Distributions
We intend to make distributions each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of our taxable income. One of our primary goals is to pay regular quarterly distributions to our stockholders. The amount of distributions paid and the taxable portion thereof in prior periods are not necessarily indicative of amounts anticipated in future periods.
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt, or cash on hand.
Quarterly distributions paid to our stockholders during 2013 and 2012 were as follows (in thousands, except per-share amounts):

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$51,646	$51,384	$50,994	$37,449	$191,473
Per-Share Investment Income(1)	$—	$—	$—	$—	$—	(2)
Per-Share Return of Capital(1)	$0.380	$0.380	$0.380	$0.300	$1.440	(3)
Total Per-Share Distribution(1)	$0.380	$0.380	$0.380	$0.300	$1.440

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total Cash Distributed	$67,954	$68,030	$68,157	$51,879	$256,020
Per-Share Investment Income(1)	$0.080	$0.080	$0.080	$0.060	$0.300	(2)
Per-Share Return of Capital(1)	$0.420	$0.420	$0.420	$0.320	$1.580	(3)
Total Per-Share Distribution(1)	$0.500	$0.500	$0.500	$0.380	$1.880

(1)
Where applicable, per-share amounts have been retroactively adjusted to reflect the impact of the August 14, 2013 four-for-one reverse stock split for all periods presented (See Note 7, Stockholders' Equity).

(2)	Approximately 0% and 16% of the distributions paid during 2013 and 2012, respectively, were taxable to the investor as ordinary income.

(3)	Approximately 100% and 84% of the distributions paid during 2013 and 2012, respectively, were characterized as a tax-deferred return of capital.

Effective for the fourth quarter of 2013, we reduced dividends payable to common stockholders from a quarterly rate per share of $0.38 to $0.30, to provide a yield competitive with other comparable publicly traded REITs and to better position us to meet our goal of funding dividends with operating cash flow, less capital expenditures required to maintain our properties.
Performance Graph
The following graph compares the cumulative total return of our common stock with the Morgan Stanley REIT Index, the FTSE NAREIT Equity Index, and the SNL US Office Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2013. The graph assumes a $100 investment in each of the indices on October 10, 2013, and the reinvestment of all dividends.

Index	October 10, 2013	December 31, 2013
Columbia Property Trust	$100.00	$112.10
SNL US REIT Office Index	$100.00	$100.40
Morgan Stanley REIT Index	$100.00	$97.70
FTSE NAREIT US Real Estate Index	$100.00	$97.68

Tender Offer
On October 10, 2013, we commenced the Tender Offer to purchase for cash up to $300.0 million in value of shares of our common stock. As a result of the Tender Offer, on November 18, 2013, we accepted for purchase 9.4 million shares of common stock at a purchase price of $25.00 per share, for an aggregate purchase price of approximately $234.0 million, excluding fees and expenses.

Period	Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (in thousands)	Maximum Number of Shares Remaining to be Purchased Under the Program(1)
October 2013	—	$—	—	—
November 2013	9,363	$25.00	9,363	—
December 2013	—	$—	—	—
Total	9,363	$25.00	9,363

(1)	The Tender Offer expired on November 18, 2013.
Unregistered Issuance of Securities
During the years 2011, 2012, and 2013, we did not issue any securities that were not registered under the Securities Act of 1933, with the following exception:
On June 30, 2011, we issued 20,000 shares to Wells Capital, Inc. ("Wells Capital"), an affiliate of WREF, in exchange for 20,000 units of Columbia Property Trust OP. As a result of the transaction, Columbia Property Trust OP is now indirectly wholly owned by us. The exchange transaction was effected without registration under the securities laws in reliance on the private offering exemption set forth at Section 4(2) of the Securities Act of 1933, as amended, as the purchaser is an accredited investor and no general solicitation was involved in connection with the transaction.
Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 2,000,000 shares of common stock for issuance under the 2013 Long-Term Incentive Plan and 25,000 shares of common stock under the Independent Director Stock Option Plan. See Note 7, Stockholders' Equity, for more information about these plans. The 2013 Long-Term Incentive Plan was approved by our shareholders in 2013, and the Independent Director Stock Option Plan was approved by our stockholders in 2003, before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Common stock issued under the Long-Term Incentive Plan	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,375	$48.00	6,820	2,010,805
Equity compensation plans not approved by security holders	—	—	—	—
Total	7,375	$48.00	6,820	2,010,805

(1)	Includes 1,993,180 shares reserved for issuance under the 2013 Long-Term Incentive Plan and 17,625 shares reserved for issuance under the Independent Director Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2013, 2012, 2011, 2010, and 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2013	2012	2011	2010		2009
Total assets	$4,592,482	$5,730,949	$5,776,567	$5,371,685		$5,374,064
Total stockholders' equity	$2,787,823	$3,163,980	$3,346,655	$3,455,697		$2,718,087
Outstanding debt	$1,489,179	$1,650,296	$1,469,486	$886,939		$946,936
Outstanding long-term debt	$1,477,563	$1,621,541	$1,433,295	$838,556		$812,030
Obligations under capital leases	$120,000	$586,000	$646,000	$646,000		$664,000

	Year Ended December 31,
	2013	2012	2011	2010		2009
Total revenues(1)	$526,578	$494,271	$492,887	$433,885		$437,845
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$48,039	$56,642	$23,266		$40,594

Net cash provided by operating activities	$218,329	$252,839	$279,158	$270,106		$248,527
Net cash provided by (used in) investing activities	$495,389	$31,047	$(666,090)	$(312,708)		$(129,678)
Net cash provided by (used in) financing activities	$(667,417)	$(269,729)	$387,610	$(20,429)		$(102,745)
Distributions paid	$191,473	$256,020	$270,720	$313,815		$279,325
Net proceeds raised through issuance of our common stock(2)	$46,402	$118,388	$130,289	$483,559		$657,563
Net debt proceeds (repayments)(2)	$(160,940)	$(28,191)	$375,222	$(74,742)		$(335,483)
Acquisitions and investments in real estate(2)	$(44,856)	$(233,798)	$(638,783)	$(318,948)		$(124,149)

Per weighted-average common share data:
Net income (loss) – basic and diluted(3)	$0.12	$0.35	$0.42	$0.18		$0.35
Distributions declared(3)	$1.44	$1.88	$2.00	$2.28	(4)	$2.40
Weighted-average common shares outstanding(3)	134,085	136,672	135,680	131,212		116,981

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by sold properties as discontinued operations for all periods presented (see Note 12, Discontinued Operations, to the accompanying consolidated financial statements).

(2)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(3)
Where applicable, share and per-share amounts have been retroactively adjusted to reflect the impact of the August 14, 2013, four-for-one reverse stock split for all periods presented (See Note 7, Stockholders' Equity).

(4)
Consistent with 2009, we paid total stockholder distributions of $2.40 (adjusted for the August 14, 2013, four-for-one reverse stock split) per weighted-average share in 2010. The difference between the distributions declared per weighted-average common share for 2010, as compared with distributions declared for the previous periods presented, relates to a change in the timing of distribution declarations made in the fourth quarter of 2010.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
On October 10, 2013, we listed our shares on the NYSE under the ticker symbol "CXP." We believe that listing our shares on a public securities exchange supports our objective of increasing our stockholders' long-term total return potential by providing the company with access to additional sources of capital to fund our value-creation and growth strategies. In preparation for the listing of our shares, we transitioned to a self-managed platform in February 2013 by acquiring, or hiring, the employees necessary to perform the functions previously performed by our external advisor and property manager upon terminating the respective advisory and property management agreements. See Note 10, Related-Party Transactions and Agreements, to the accompanying consolidated financial statements.
As a newly listed company, we anticipated initial volatility in our stock price as the supply and demand for our shares evolve toward a point of equilibrium and, thus, an efficient market for our shares begins to develop. In an effort to mitigate some of the anticipated near-term volatility, on October 10, 2013, we commenced the Tender Offer to purchase up to $300.0 million of our common shares to provide our stockholders with an alternative to selling in the open market. As a result of the Tender Offer, we accepted for purchase approximately 9.4 million shares of our common stock at a price of $25.00, for an aggregate cost of $234.1 million. See Note 7, Stockholders' Equity, to the accompanying consolidated financial statements.
We have continued to proactively manage our real estate portfolio with an emphasis on leasing and re-leasing space, and refining the composition of our portfolio to enhance the REIT's value potential and, consequently, its attractiveness to current and future investors. During 2013, our focus on leasing and re-leasing space resulted in leases of 1.8 million square feet of space with an average lease term of approximately nine years. We continue to focus on improving our market concentration by divesting of properties situated in outlying markets, or which face more challenging appreciation prospects, and by growing our economic presence in target markets through the pursuit of strategic investment opportunities. In furtherance of these objectives, we closed on the disposition of 18 properties for $521.5 million on November 5, 2013, which we believe improves our geographical concentration and strengthens the underlying real estate fundamentals of our portfolio. Over the intermediate and longer term, we are seeking to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-added investments, which we believe have potential for healthy growth in net operating income and value over time.
Liquidity and Capital Resources
Overview
During 2013, we took steps to enhance our capital structure and refine our dividend policy in connection with preparing to enter the publicly traded marketplace. In August, we amended $950 million of our unsecured borrowing facilities by reducing the borrowing rates, providing additional accordion and extension options, and extending the term for a portion of the borrowings, among other things. We believe that listing our common shares on a national securities exchange will promote access to additional and more efficient sources of capital going forward as well. Effective for the fourth quarter of 2013, we reduced dividends payable to common stockholders from a quarterly rate per share of $0.38 to $0.30, to provide a yield competitive with other comparable publicly traded REITs, and to better position us to meet our goal of funding dividends with operating cash flow, less capital expenditures required to maintain our properties.
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property dispositions, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During 2013, we generated net cash flows from operating activities of $218.3 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $191.5 million, which includes $46.4 million reinvested in our common stock pursuant to our dividend reinvestment plan ("DRP") that was terminated as of July 7, 2013. We expect to use the majority of our future net cash flow from operating activities to fund distributions to stockholders and capital expenditures for our properties.
During 2013, we sold 19 properties for net proceeds of $565.9 million and used such proceeds, along with cash on hand, to redeem $349.8 million of common stock under our former share redemption program and the Tender Offer, to make net debt repayments of approximately $160.9 million, and to fund capital expenditures of $44.9 million.
We believe that we have adequate liquidity and capital resources over the next 12 months to meet our current obligations as they come due. As of February 15, 2014, we had access to the full borrowing capacity under the JPMorgan Chase Credit Facility of $500.0 million.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, proceeds from secured or unsecured borrowings from third-party lenders, proceeds from strategic property sales, and, if and when deemed appropriate, proceeds from future equity offerings. We expect that our primary uses of capital will continue to include stockholder distributions; capitalizable expenditures, such as building improvements, tenant improvements, and leasing costs; repaying or refinancing debt; and selective property acquisitions, either directly or through investments in joint ventures.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2013, our debt-to-real-estate-asset ratio (calculated on a cost basis) was approximately 29.3%.
Contractual Commitments and Contingencies
As of December 31, 2013, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$1,489,314	$11,739	$701,260	$451,315	$325,000
Interest obligations on debt(1)	303,516	65,202	104,793	59,372	74,149
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	218,633	2,557	5,114	5,434	205,528
Total	$2,131,463	$79,498	$811,167	$516,121	$724,677

(1)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable), a portion of which is reflected as Loss on interest rate swaps in our consolidated statements of operations of the accompanying consolidated financial statements. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $34.0 million during 2013, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

2018 Bonds Payable
In 2011, we issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value. We received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $14.7 million were made on the 2018 Bonds Payable during 2013 and 2012.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture (the "Indenture") include:

•	limits to our ability to merge or consolidate with another entity or transfer all or substantially all of our property and assets, subject to important exceptions and qualifications;

•	a limitation on the ratio of debt to total assets, as defined, to 60%;

•
limits to our ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters is less than 1.5:1 on a pro forma basis;

•	limits to our ability to incur liens if, on an aggregate basis for us, the secured debt amount would exceed 40% of the value of the total assets; and

•	a requirement that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2013, we believe we were in compliance with the restrictive covenants on the 2018 Bonds Payable.
$450 Million Term Loan
On August 21, 2013, we entered into an amendment to the $450 Million Term Loan (the "$450 Million Term Loan") with a syndicate of banks with JP Morgan Securities, LLC, and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the term loan, as described below; (ii) provide for an additional one-year extension option (for a maximum total extension of two years to February 3, 2018); (iii) provide for four additional accordion options for an aggregate amount of $250.0 million, in minimum amounts of $25.0 million each; and (iv) revise certain restrictive covenants under the term loan, and thereby create additional flexibility.
The $450 Million Term Loan, as amended, reduced the applicable margin on the interest rate to a range from 1.15% to 1.95% for the London Interbank Offering Rate (the "LIBOR") or a range from 0.15% to 0.95% for the margin for the alternate base rate, based on our applicable credit rating. Prior to amending the $450 Million Term Loan, the applicable margin on the interest rate was a range from 1.30% to 2.30% for LIBOR or a range from 0.30% to 1.30% for the margin for the alternate base rate. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.28%.
JPMorgan Chase Credit Facility
On August 21, 2013, we also amended the JPMorgan Chase Credit Facility with JP Morgan Securities, LLC, and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from May 2015 to August 2017, with a one-year extension option; (iii) enable us to increase the facility amount on up to four occasions by an aggregate of up to $300.0 million, not to exceed a total facility of $800.0 million on four occasions; and (iv) revise certain restrictive covenants under the facility, thereby creating additional flexibility.
The JPMorgan Chase Credit Facility, as amended, reduced the applicable margin on the interest rate to a range from 1.00% to 1.70% for LIBOR or a range from 0.00% to 0.70% for the margin for the alternate base rate, based on our applicable credit rating. Prior to the amendment, the applicable margin on the interest rate was a range from 1.25% to 2.05% for LIBOR or a range from 0.25% to 1.05% for the margin for the alternate base rate. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.15% to 0.35%, also based on our applicable credit rating. Prior to the amendment, the per annum facility fee ranged from 0.25% to 0.45%.
We are subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility contains the following restrictive covenants:

•	limits the ratio of debt to total asset value, as defined, to 50% or less during the term of the facility;

•	limits the ratio of secured debt to total asset value, as defined, to 40% or less during the term of the facility;

•	requires the ratio of unencumbered asset value, as defined, to total unsecured debt to be at least 2:1 at all times;

•	requires maintenance of certain interest and fixed-charge coverage ratios;

•	limits the ratio of secured recourse debt to total asset value, as defined, to 10% or less at all times;

•	requires maintenance of certain minimum tangible net worth balances; and

•	limits investments that fall outside our core investments of improved office properties located in the United States.
As of December 31, 2013, we believe we were in compliance with the restrictive covenants on its outstanding debt obligations.

Debt Repayments, Maturities, and Interest Payments
On November 5, 2013, we repaid the Wildwood Buildings mortgage note of $90.0 million, plus a pre-payment fee of $4.7 million, with cash on hand and proceeds from the JPMorgan Chase Credit Facility. The Wildwood buildings were sold on November 5, 2013, as part of the 18 Property Sale. On July 31, 2013, we repaid the Three Glenlake Building mortgage note of $26.4 million at maturity with cash on hand and proceeds from the JPMorgan Chase Credit Facility, and the related interest rate swap matured. During 2013 and 2012, we made interest payments of approximately $59.6 million and $50.1 million, respectively, related to our line of credit and notes payable. In addition, we made interest payments of approximately $14.7 million in both 2013 and 2012, related to our 2018 Bonds Payable (see Note 5, Bonds Payable).
Results of Operations
Overview
As of December 31, 2013, we owned controlling interests in 42 office properties, which were approximately 92.3% leased, and one hotel. Our operating income from continuing operations has increased for 2013, as compared with 2012, primarily due to increased revenue resulting from the 333 Market Street acquisition and the discontinuance of asset management fee payments to our former advisor, partially offset by fees incurred in the first quarter of 2013 in connection with transitioning to a self-managed platform, which are included in general and administrative expense in our accompanying statement of operations. In the near term, we expect future operating income to fluctuate, primarily based on leasing activities, property dispositions, and acquisitions for our portfolio.
Comparison of the year ended December 31, 2013 versus the year ended December 31, 2012
Continuing Operations
Rental income was $406.9 million for 2013, which represents an increase from $381.8 million for 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012. Rental income is expected to fluctuate as a result of acquisitions and leasing activity in the near term.
Tenant reimbursements remained relatively stable at $90.9 million for 2013, as compared with $88.4 million for 2012. Property operating costs, however, increased to $154.6 million for 2013 from $147.2 million for 2012, primarily due to increases in property taxes resulting from annual reassessments; increased costs primarily driven by noncapital project initiatives, such as facade maintenance and build-outs to prepare space for leasing; and the acquisition of the 333 Market Street Building in December 2012. Tenant reimbursements of the additional 2013 property operating costs were neutralized by the impact of concessions offered with new and modified leases. Over the near term, tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Other property income was $5.0 million for 2013, which represents an increase from $1.0 million for 2012, primarily due to fees earned in connection with lease restructurings and terminations during the fourth quarter of 2013. Future other property income fluctuations are expected to relate primarily to future lease restructuring and termination activities.
Asset and property management fees were $6.4 million for 2013, which represents a decrease from $31.8 million for 2012, due to terminating the Advisory Agreement effective February 28, 2013, as further discussed in Note 10, Related-Party Transactions and Agreements. Thus, going forward, no related-party asset management or property management fees will be incurred, as such services are performed by employees of Columbia Property Trust.
Depreciation was $108.1 million for 2013, which represents an increase from $98.7 million for 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012 and capital improvements at existing properties. Excluding the impact of acquisitions, dispositions, and changes to the leases currently in place at our properties, depreciation is expected to continue to increase in future periods, as compared to historical periods, due to ongoing capital improvements to our properties.
Amortization was $78.7 million for 2013, which represents a decrease from $86.5 million for 2012, primarily due to the expiration of in-place leases at our properties in 2012 and 2013 and lease terminations. Future amortization is expected to fluctuate, primarily based on the expiration of additional in-place leases, offset by amortization of deferred lease costs incurred in connection with recent leasing activity and in-place leases at acquired properties.
General and administrative expenses and listing costs were $65.9 million for 2013, which represents an increase from $24.6 million for 2012, primarily due to the impact of transitioning to a self-managed platform (see Note 10, Related-Party Transactions and Agreements for details), and costs incurred in connection with listing our shares on the NYSE. General and administrative and listing costs are expected to decrease in the near term as a result of the expiration of the contracts related to our transition to self-management effective on December 31, 2013, and the completion of our listing in October 2013.

Acquisition fees and expenses were $1.9 million for 2012, attributable to the December 2012 acquisition of the 333 Market Street Building in San Francisco, California. Future acquisition fees and expenses will fluctuate based on future acquisition activity.
Interest expense was $101.9 million for 2013 and 2012, as the impact of the settlement of the development authority bonds in December 2012 and 2013 is offset by the 333 Market Street Building mortgage note, assumed at acquisition in December 2012. Absent acquisitions or other borrowing activities, interest expense is expected to decrease going forward as a result of reducing the borrowing rates on the $450 Million Term Loan and the JPMorgan Chase Credit Facility, and as a result of $466.0 million of our $586.0 million total capital lease obligations maturing in December 2013.
Interest and other income was $34.0 million for 2013, which represents a decrease from $39.9 million for 2012, due to the settlement of the development authority bonds and the related obligation under capital lease in December 2012 and 2013. Interest income is expected to decrease significantly in the future, as the majority of this activity consists of interest income earned on investments in development authority bonds, and $466.0 million of our $586.0 million total development authority bonds matured in December 2013. The remaining development authority bond has a remaining term of approximately eight years as of December 31, 2013. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.3 million for 2013, as compared with $1.2 million for 2012. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity and therefore do not impact net income.
Discontinued Operations
Income (loss) from discontinued operations was $(10.1) million for 2013, as compared with $26.6 million for 2012. As further explained in Note 12, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2013 and 2012, discontinued operations include the properties included in the 18 Property Sale, which closed on November 5, 2013, for $521.5 million and resulted in a net gain of $1.2 million after recognizing aggregate impairment losses of $29.7 million related to the properties sold; Dvintsev Business Center – Tower B, which sold on March 21, 2013, for $67.5 million and resulted in a gain of $10.0 million; the properties included in a nine property sale, which closed in December 2012 for $260.5 million and resulted in a net gain of $3.2 million after recognizing an $18.5 million impairment loss on the 180 E 100 South Building (the "Nine Property Sale"); and 5995 Opus Parkway and Emerald Point, which closed in January 2012 for $60.1 million and resulted in total gains of $16.9 million.
Net Income
Net income attributable to Columbia Property Trust was $15.7 million, or $0.12 per share, for 2013, which represents a decrease from $48.0 million, or $0.35 per share, for 2012. The decrease is primarily due to a decrease in earnings generated by discontinued operations due to impairment losses incurred in connection with the 18 Property Sale, partially offset by additional income from the full year impact of acquiring 333 Market Street in December 2012 and new leases and lease restructuring activities. We expect near-term future period earnings to increase primarily as a result of the expiration of the contracts related to transitioning to self-management (see Note 10, Related-Party Transactions and Agreements for details), partially offset by earnings generated by the properties sold as part of the 18 Property Sale in the fourth quarter of 2013.
Comparison of the year ended December 31, 2012 versus the year ended December 31, 2011
Continuing Operations
Rental income remained stable at $381.8 million for 2012, as compared with $379.6 million for 2011.
Tenant reimbursements remained stable at $88.4 million for 2012, as compared with $87.1 million for 2011, as additional reimbursements from the Market Square Buildings were offset by lower reimbursements for the remainder of the portfolio, primarily due to concessions offered with new and modified leases executed in 2011 and 2012. Property operating costs were $147.2 million for 2012, which represents an increase as compared with $142.5 million for 2011, primarily due to the acquisition of the Market Square Buildings in March 2011 and the commencement of new leases in 2011 and 2012.
Hotel income, net of hotel operating costs, was $4.7 million for 2012, which represents an increase from $3.2 million for 2011, due to increased room rates and hotel occupancy, primarily in the second and third quarters of 2012.

Other property income was $1.0 million for 2012, which represents a decrease from $5.6 million for 2011, due to a decrease in lease cancellation activity in 2012.
Depreciation was $98.7 million for 2012, which represents a slight increase from $95.7 million for 2011, primarily due to the acquisition of the Market Square Buildings in March 2011.
Amortization was $86.5 million for 2012, which represents a decrease from $96.9 million for 2011, primarily due to the expiration of in-place leases at our properties in 2011 and 2012.
General and administrative expenses were $24.6 million for 2012, which represents an increase from $21.0 million for 2011, due to fees paid under the Transition Services Agreement effective July 1, 2012, as described in Note 10, Related-Party Transactions and Agreements, of the accompanying consolidated financial statements.
Acquisition fees and expenses were $1.9 million for 2012, which represents a decrease from $11.2 million for 2011. 2012 acquisition fees and expenses are attributable to the 333 Market Street acquisition in San Francisco, California. 2011 acquisition fees and expenses include expenses related to the Market Square Buildings in Washington, D.C., and fees charged as a percentage of equity proceeds under the advisory agreement in place through July 2011, which fees were discontinued.
Interest and other income was $39.9 million for 2012, which represents a decrease from $42.4 million for 2011, primarily due to the settlement of litigation in 2011 related to a prospective acquisition that did not close.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.2 million for 2012, as compared with $38.4 million for 2011, primarily due to writing off $15.1 million of cumulative unrealized market value adjustments on the interest rate swap on the 80 Park Plaza Building mortgage note upon settling of this swap contract in December 2011, prior to maturity. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized a gain on early extinguishment of debt of $53.0 million for 2011 in connection with settling the 222 East 41st Street Building mortgage note and the 80 Park Plaza Building mortgage note and their related swaps in December 2011, which is partially offset by the $15.1 million write-off of cumulative unrealized losses on the 80 Park Plaza Building interest rate swap described above.
Discontinued Operations
Income from discontinued operations was $26.6 million for 2012, as compared with $24.7 million for 2011. As further explained in Note 12, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criterion for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2012 and 2011, discontinued operations include the properties included in the 18 Property Sale; Dvintsev Business Center – Tower B; the properties included in a Nine Property Sale; and 5995 Opus Parkway and Emerald Point, which closed in January 2012 for $60.1 million and resulted in total gains of $16.9 million.
Net Income
Net income attributable to Columbia Property Trust was $48.0 million, or $0.35 per share, for 2012, which represents a decrease from $56.6 million, or $0.42 per share, for 2011. The decrease is primarily due to settling the debt and swaps on the 80 Park Plaza Building and the 222 East 41st Street Building for a net gain in 2011, partially offset by lower amortization expense due to the expiration and restructuring of in-place leases in 2012 and the acquisition fees and expenses related to the Market Square Buildings acquisition in 2011.
Funds From Operations
Funds from operations ("FFO") is not computed in accordance with U.S. generally accepted accounting principles ("GAAP"). This non-GAAP measure is used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-

related depreciation and amortization, related to continuing and discontinued operations, and after adjustments for unconsolidated partnerships and joint ventures. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and this may not be comparable to those presentations.
FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including its ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of our financial performance.
Reconciliations of net income to FFO (in thousands):

	Years ended December 31,
	2013	2012	2011
Reconciliation of Net Income to Funds From Operations:
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$48,039	$56,642
Adjustments:
Depreciation of real estate assets	119,835	120,307	119,772
Amortization of lease-related costs	86,300	102,234	120,384
Impairment loss on real estate assets	29,737	18,467	5,817
Gain on disposition of discontinued operations	(11,225)	(20,117)	—
Total Funds From Operations adjustments	224,647	220,891	245,973
Funds From Operations	$240,367	$268,930	$302,615
Portfolio Information
As of December 31, 2013, we owned controlling interests in 42 office properties and one hotel, which includes 59 operational buildings. These properties are composed of approximately 16.8 million square feet of commercial space located in 13 states and the District of Columbia. Of these office properties, 41 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2013, the office properties were approximately 92.3% leased. Annualized Lease Revenue is defined in Item 2, Properties.
As of December 31, 2013, our five highest geographic concentrations were as follows:

Location	2013 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2013 Annualized Lease Revenue
Washington, D.C.	$61,223	873	13%
Atlanta	57,389	2,670	12%
San Francisco	52,351	1,090	11%
Northern New Jersey	44,820	1,652	10%
Baltimore	38,480	1,190	8%
	$254,263	7,475	54%

As of December 31, 2013, our five highest tenant industry concentrations were as follows:

Industry	2013 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2013 Annualized Lease Revenue
Legal Services	$78,409	1,440	17%
Depository Institutions	72,020	2,161	16%
Communications	44,232	2,073	10%
Electric, Gas & Sanitary Services	37,464	1,822	8%
Industrial Machinery & Equipment	31,825	1,355	7%
	$263,950	8,851	58%
As of December 31, 2013, our five highest tenant concentrations were as follows:

Tenant	2013 Annualized Lease Revenue (in thousands)	Percentage of 2013 Annualized Lease Revenue
AT&T	$41,234	9%
Wells Fargo	26,642	6%
Jones Day	26,560	6%
IBM	20,222	4%
PSEG Services	19,924	4%
	$134,582	29%
For more information on our portfolio, see Item 2, Properties.
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
Columbia Property Trust TRS, LLC ("Columbia TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Columbia Energy TRS, LLC ("Columbia Energy TRS"), formerly Wells Energy TRS, LLC (collectively, the "TRS Entities"), are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to Columbia TRS, Columbia KCP TRS, and Columbia Energy TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices; (ii) market prices for comparable properties; or (iii) the present value of future cash flows, including estimated salvage value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction.
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
During the third quarter of 2011, we evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings, which had total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, we opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, we reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations; and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the statement of operations.

In the third quarter of 2012, we focused on refining our portfolio by marketing and negotiating the Nine Property Sale. We evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, we reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we began to market 18 properties for sale. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations.
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

Property	Net Book Value	Impairment Loss Recognized	Fair Value
2013
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
2012
180 E 100 South	$30,847	$(18,467)	$12,380
2011
Manhattan Towers	$65,317	$(5,817)	$59,500
In connection with finalizing the terms of the 18 Property Sale agreement in November of 2013, we reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.

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

Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
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
Related-Party Transactions and Agreements
During the periods presented, we were party to agreements with our former advisor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our former advisor and property manager. See Note 10, Related-Party Transactions and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.

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
Other Regulatory Matters
The SEC is conducting a formal, nonpublic investigation regarding Wells Investment Securities, Inc. ("WIS"), the former dealer-manager for our previous nonlisted public offerings. The investigation also relates to our company and another entity that also conducted public offerings through WIS. The investigation relates to whether there have been violations of certain provisions of the federal securities laws in connection with public offerings in which WIS served as dealer-manager, including a public offering of our shares that concluded in August 2010. In February 2013, we received a subpoena for documents and information, and we have been cooperating fully with the SEC. We are not in a position to estimate the timing of a conclusion of the investigation or whether the SEC may accuse us of any wrongdoing. To date, the costs related to our response to this subpoena have been covered by our insurance company, subject to a deductible, and we expect that any additional costs will be covered by insurance. However we may incur uninsured losses related to our response to the subpoena in the future.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Dividend Declaration
On February 20, 2014, our board of directors declared dividends for the first quarter of 2014 in the amount of $0.30 per share, payable on March 18, 2014 to stockholders of record on March 3, 2014.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. The majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate our portfolio from interest rate risk. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the fluctuation of interest rates in future periods.
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2013 and 2012, the estimated fair value of our line of credit and notes payable and bonds was $1.5 billion and $1.7 billion, respectively.

Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2013, our consolidated debt consisted of the following, in thousands:

	2014	2015	2016	2017	2018	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$—	$—	$—	$—	$—
Effectively fixed-rate debt	$11,739	$209,297	$491,963	$178,139	$273,176	$325,000	$1,489,314

Average interest rate:
Effectively variable-rate debt	—%	—%	—%	—%	—%	—%	—%
Effectively fixed-rate debt	5.60%	4.76%	2.59%	5.28%	5.87%	5.07%	4.38%
Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan, and the 333 Market Street Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rate on the $450 Million Term Loan and the 333 Market Street Building mortgage note have been effectively fixed through the interest rate swap agreements described herein.
As of December 31, 2013, we had no outstanding balance under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.6 million outstanding on the 333 Market Street Building mortgage note; $248.9 million in 5.875% bonds outstanding; and $582.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 4.38% as of December 31, 2013.
Approximately $1,489.3 million of our total debt outstanding as of December 31, 2013, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2013, these balances incurred interest expense at an average interest rate of 4.38% and have expirations ranging from 2014 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at December 31, 2013, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2013, 2012, or 2011.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this report. Our independent accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the fiscal year ending December 31, 2014. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2013, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2014 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.columbiapropertytrust.com. Any amendments to, or waivers of, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.
The other information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 20, 2014	By:	/s/ JAMES A. FLEMING
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 20, 2014		/s/ WENDY W. GILL
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 20, 2014

Independent Director
Richard W. Carpenter		February 20, 2014

/s/ Bud Carter	Independent Director
Bud Carter		February 20, 2014

/s/ John L. Dixon	Independent Director
John L. Dixon		February 20, 2014

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 20, 2014

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 20, 2014

/s/ George W. Sands	Independent Director
George W. Sands		February 20, 2014

/s/ Neil H. Strickland	Independent Director
Neil H. Strickland		February 20, 2014

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 20, 2014

EXHIBIT INDEX
TO
2013 FORM 10-K OF
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

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).
3.5	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.1
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC, effective as of January 1, 2012, incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on February 29, 2012.

10.2
Amended and Restated Term Loan Agreement dated as of August 21, 2013, by and among Columbia Property Trust Operating Partnership, L.P., as Borrower; J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Administrative Agent; PNC Bank, National Association, as Syndication Agent; and Regions Bank, U.S. Bank National Association, and Union Bank, N.A., as Documentation Agents (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

10.3
Supplemental Indenture dated as of February 3, 2012, among Wells Operating Partnership II, L.P., the Guarantors Party Hereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 4, 2012).

10.4
Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC, effective as of April 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.5
Initial Term Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC, effective as of July 1, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

10.6
Transition Services Agreement between the Company, Wells Real Estate Advisory Services II, LLC, and Wells Real Estate Funds, Inc. effective as of July 1, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on August 6, 2012).

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

10.9
Renewal Advisory Agreement between the Company and Wells Real Estate Advisory Services II, LLC, dated December 28, 2012, and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.10
Renewal Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated as of December 28, 2012, and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.11
Amendment to Transition Services Agreement between the Company; Wells Real Estate Advisory Services II, LLC; Wells Real Estate Services, LLC; Wells Management Company, Inc. ("Wells Management"); and Wells Real Estate Funds, Inc. dated and effective as of December 28, 2013 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.12
Amendment to Master Property Management, Leasing and Construction Management Agreement between the Company; Wells Operating Partnership II, L.P.; and Wells Management Company, Inc. dated as of December 28, 2012 (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

10.13
Columbia Property Trust, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission on April 25, 2013).

10.14
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on January 24, 2014).

10.15
Executive Employment Agreement by and between Columbia Property Trust, Inc. and E. Nelson Mills (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).

10.16
Executive Employment Agreement by and between Columbia Property Trust, Inc. and James A. Fleming (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).

10.17
Amended and Restated Credit Agreement dated as of August 21, 2013, by and among Columbia Property Trust Operating Partnership, L.P., as Borrower; J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Administrative Agent; PNC Bank, National Association, as Syndication Agent and Regions Bank; U.S. Bank National Association; and BMO Capital Market Financing, Inc., as Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

10.18
Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013, and effective as of March 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.19
Consulting Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013, and effective as of March 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.20
Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P., dated as of February 28, 2013 (related to Wells Real Estate Advisory Services II, LLC) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.21
Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P. dated as of February 28, 2013 (related to Wells Real Estate Services, LLC) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

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
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. (formerly Wells Real Estate Investment Trust II, Inc.) and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Property Trust, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/S/ Deloitte & Touche LLP

Atlanta, Georgia
February 20, 2014

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2013	2012
Assets:
Real estate assets, at cost:
Land	$706,938	$789,237
Buildings and improvements, less accumulated depreciation of $604,497 and $580,334, as of December 31, 2013 and 2012, respectively	2,976,287	3,468,218
Intangible lease assets, less accumulated amortization of $298,975 and $315,840, as of December 31, 2013 and 2012, respectively	281,220	341,460
Construction in progress	7,949	12,680
Total real estate assets	3,972,394	4,611,595
Cash and cash equivalents	99,855	53,657
Tenant receivables, net of allowance for doubtful accounts of $52 and $117, as of December 31, 2013 and 2012, respectively	7,414	14,426
Straight-line rent receivable	113,592	119,673
Prepaid expenses and other assets	32,423	29,373
Deferred financing costs, less accumulated amortization of $11,938 and $8,527, as of December 31, 2013 and 2012, respectively	10,388	10,490
Intangible lease origination costs, less accumulated amortization of $216,598 and $230,930, as of December 31, 2013 and 2012, respectively	148,889	206,927
Deferred lease costs, less accumulated amortization of $27,375 and $24,222, as of December 31, 2013 and 2012, respectively	87,527	98,808
Investment in development authority bonds	120,000	586,000
Total assets	$4,592,482	$5,730,949
Liabilities:
Line of credit and notes payable	$1,240,249	$1,401,618
Bonds payable, net of discount of $1,070 and $1,322, as of December 31, 2013 and 2012, respectively	248,930	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	99,678	102,858
Due to affiliates	—	1,920
Deferred income	21,938	28,071
Intangible lease liabilities, less accumulated amortization of $76,500 and $84,326, as of December 31, 2013 and 2012, respectively	73,864	98,298
Obligations under capital leases	120,000	586,000
Total liabilities	1,804,659	2,467,443
Commitments and Contingencies (Note 6)	—	—
Redeemable Common Stock	—	99,526
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 124,830,122 and 136,900,911 shares issued and outstanding as of December 31, 2013 and 2012, respectively	1,248	1,369
Additional paid-in capital	4,600,166	4,901,889
Cumulative distributions in excess of earnings	(1,810,284)	(1,634,531)
Redeemable common stock	—	(99,526)
Other comprehensive loss	(3,307)	(5,221)
Total equity	2,787,823	3,163,980
Total liabilities, redeemable common stock, and equity	$4,592,482	$5,730,949
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2013	2012	2011
Revenues:
Rental income	$406,907	$381,796	$379,641
Tenant reimbursements	90,875	88,402	87,071
Hotel income	23,756	23,049	20,600
Other property income	5,040	1,024	5,575
	526,578	494,271	492,887
Expenses:
Property operating costs	154,559	147,202	142,492
Hotel operating costs	18,340	18,362	17,394
Asset and property management fees:
Related-party	4,693	29,372	29,613
Other	1,671	2,421	2,185
Depreciation	108,105	98,698	95,724
Amortization	78,710	86,458	96,902
General and administrative	61,866	24,613	21,017
Listing costs	4,060	—	—
Acquisition fees and expenses	—	1,876	11,239
	432,004	409,002	416,566
Real estate operating income	94,574	85,269	76,321
Other income (expense):
Interest expense	(101,941)	(101,886)	(101,799)
Interest and other income	34,029	39,856	42,395
Loss on interest rate swaps	(342)	(1,225)	(38,383)
Gain on the early extinguishment of debt	—	—	53,018
	(68,254)	(63,255)	(44,769)
Income before income tax benefit (expense)	26,320	22,014	31,552
Income tax benefit (expense)	(500)	(572)	390
Income from continuing operations	25,820	21,442	31,942
Discontinued operations:
Operating income (loss) from discontinued operations	(21,325)	6,484	11,192
Gain on disposition of discontinued operations	11,225	20,117	13,522
Income (loss) from discontinued operations	(10,100)	26,601	24,714
Net income	15,720	48,043	56,656
Less: net income attributable to nonredeemable noncontrolling interests	—	(4)	(14)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$48,039	$56,642
Per-share information – basic and diluted:
Income from continuing operations	$0.19	$0.16	$0.24
Income (loss) from discontinued operations	$(0.08)	$0.19	$0.18
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$0.12	$0.35	$0.42
Weighted-average common shares outstanding – basic and diluted	134,085	136,672	135,680
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2013	2012	2011
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$48,039	$56,642
Foreign currency translation adjustment	(83)	—	—
Market value adjustment to interest rate swap	1,997	(5,305)	11,223
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	17,634	42,734	67,865
Comprehensive income attributable to noncontrolling interests	—	4	14
Comprehensive income	$17,634	$42,738	$67,879

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2010	135,227	$1,352	$4,839,145	$(1,212,472)	$(161,189)	$(11,139)	$3,455,697	$347	$3,456,044
Issuance of common stock	3,702	37	130,252	—	—	—	130,289	—	130,289
Redemptions of common stock	(2,379)	(24)	(84,494)	—	—	—	(84,518)	—	(84,518)
Decrease in redeemable common stock	—	—	—	—	48,042	—	48,042	—	48,042
Distributions to common stockholders ($2.00 per share)	—	—	—	(270,720)	—	—	(270,720)	—	(270,720)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	56,642	—	—	56,642	—	56,642
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Market value adjustment to interest rate swap	—	—	—	—		11,223	11,223	—	11,223
Balance, December 31, 2011	136,550	$1,365	$4,884,903	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity	Nonredeemable Noncontrolling Interests	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2011	136,550	$1,365	$4,884,903	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	4,166	42	118,346	—	—	—	118,388	—	118,388
Redemptions of common stock	(3,815)	(38)	(101,358)	—	—	—	(101,396)	—	(101,396)
Decrease in redeemable common stock	—	—	—	—	13,621	—	13,621	—	13,621
Distributions to common stockholders ($1.88 per share)	—	—	—	(256,020)	—	—	(256,020)	—	(256,020)
Offering Costs	—	—	(7)	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interest in consolidated joint ventures	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	48,039	—	—	48,039	—	48,039
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—	—	(5,305)	(5,305)	—	(5,305)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980	$—	$3,163,980

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	1,665	17	46,585	—	—	—	46,602
Stock compensation	—	—	855	—	—	—	855
Redemptions of common stock	(4,373)	(44)	(112,062)	—	—	—	(112,106)
Decrease in redeemable common stock	—	—	—	—	99,526	—	99,526
Tender repurchase of common stock	(9,363)	(94)	(233,968)	—	—	—	(234,062)
Distributions to common stockholders ($1.44 per share)	—	—	—	(191,473)	—	—	(191,473)
Tender offer and offering costs	—	—	(3,133)	—	—	—	(3,133)
Net income	—	—	—	15,720	—	—	15,720
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	1,997	1,997
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$—	$(3,307)	$2,787,823

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income	$15,720	$48,043	$56,656
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(22,793)	(11,033)	(22,165)
Depreciation	119,835	120,307	119,772
Amortization	84,630	100,482	122,807
Impairment losses on real estate assets	29,737	18,467	5,817
Noncash interest expense	3,602	3,881	23,967
Loss (gain) on interest rate swaps	(5,530)	(173)	28,635
Gain on sale of discontinued operations	(11,225)	(20,117)	—
Loss (gain) on early extinguishment of debt	4,709	—	(66,540)
Stock-based compensation expense	1,055	—	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	6,249	(4,767)	(1,438)
Decrease (increase) in prepaid expenses and other assets	(4,097)	2,344	(4,443)
Increase in accounts payable and accrued expenses	4,207	4,270	8,114
Decrease in due to affiliates	(1,801)	(1,411)	(1,146)
Increase (decrease) in deferred income	(5,969)	(7,454)	9,122
Net cash provided by operating activities	218,329	252,839	279,158
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	565,945	304,264	—
Acquisition of real estate assets and related intangibles	—	(188,750)	(609,492)
Capitalized expenditures	(44,856)	(45,048)	(29,291)
Deferred lease costs paid	(25,700)	(39,419)	(27,307)
Net cash provided by (used in) investing activities	495,389	31,047	(666,090)
Cash Flows from Financing Activities:
Financing costs paid	(3,721)	(4,198)	(12,395)
Proceeds from lines of credit and notes payable	301,000	599,000	1,543,500
Repayments of lines of credit and notes payable	(461,940)	(627,191)	(1,168,278)
Prepayment penalty on early extinguishment of debt	(4,709)	—	—
Proceeds from issuance of bonds payable	—	—	248,237
Issuance of common stock	46,402	118,388	130,289
Redemptions of common stock	(115,781)	(99,381)	(82,892)
Tender offer redemptions of common stock	(234,062)	—	—
Distributions paid to stockholders	(145,071)	(137,632)	(140,431)
Distributions paid to stockholders and reinvested in shares of our common stock	(46,402)	(118,388)	(130,289)
Redemption of noncontrolling interests	—	(301)	(87)
Offering costs paid	(3,133)	(11)	—
Distributions paid to nonredeemable noncontrolling interests	—	(15)	(44)
Net cash provided by (used in) financing activities	(667,417)	(269,729)	387,610
Net increase in cash and cash equivalents	46,301	14,157	678
Effect of foreign exchange rate on cash and cash equivalents	(103)	32	(92)
Cash and cash equivalents, beginning of period	53,657	39,468	38,882
Cash and cash equivalents, end of period	$99,855	$53,657	$39,468
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
Columbia Property Trust seeks to invest in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of December 31, 2013, Columbia Property Trust owned interests in 42 office properties and one hotel, which include 59 operational buildings, comprising approximately 16.8 million square feet of commercial space located in 13 states and the District of Columbia. Of these office properties, 41 are wholly owned and one is owned through a consolidated subsidiary. As of December 31, 2013, our office properties were approximately 92.3% leased.
From inception through February 27, 2013, Columbia Property Trust operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of Wells Real Estate Funds ("WREF"), Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services"), performed certain key functions on behalf of Columbia Property Trust, including, among others, managing the day-to-day operations, investing capital proceeds, and arranging financings. Also during this period of time, a subsidiary of WREF, Columbia Property Trust Services, LLC ("Columbia Property Trust Services"), provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to a property management agreement. The advisory agreement and property management agreement are described in Note 10, Related-Party Transactions and Agreements.
On February 28, 2013, Columbia Property Trust became a self-managed company by terminating the above-mentioned advisory agreement and property management agreement, and acquiring Columbia Property Trust Advisory Services and Columbia Property Trust Services. As a result, the contractual services described above are now performed by employees of Columbia Property Trust. Contemporaneous with this transaction, Columbia Property Trust entered into a consulting agreement and an investor services agreement with WREF for the remainder of 2013. While no fees were paid for the acquisition of Columbia Property Trust Advisory Services or Columbia Property Trust Services, Columbia Property Trust paid fees to WREF for consulting and investor services for the remainder of 2013. For additional details about these transactions and the related agreements, please refer to Note 10, Related-Party Transactions and Agreements.

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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. No interest was capitalized during 2013 or 2012.
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
During the third quarter of 2011, Columbia Property Trust evaluated the recoverability of the carrying value of the Manhattan Towers property and determined that it was not recoverable, as defined by the accounting policy outlined above. The Manhattan Towers property is located in Manhattan Beach, California, and includes two office buildings, which had total occupancy of 22%. In the third quarter of 2011, upon considering the economic impact of various property disposition scenarios not previously contemplated, including the likelihood of achieving the projected returns associated with each scenario, Columbia Property Trust opted to transfer the Manhattan Towers property to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction, which closed on September 6, 2011. As a result of this transaction, Columbia Property Trust reduced the carrying value of the Manhattan Towers property to its fair value, estimated based on the present value of estimated future property cash flows, by recognizing a property impairment loss of approximately $5.8 million, which is included in operating income (loss) from discontinued operations in the statement of operations; and recognized a gain on early extinguishment of debt of $13.5 million, which is reflected as gain on disposition of discontinued operations in the accompanying statement of operations.
In the third quarter of 2012, Columbia Property Trust focused on refining the portfolio by marketing and negotiating the sale of a collection of nine assets in outlying markets (the "Nine Property Sale"). Columbia Property Trust evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, Columbia Property Trust reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market 18 properties for sale. Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for 2013, 2012, and 2011 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
2013
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
2012
180 E 100 South	$30,847	$(18,467)	$12,380
2011
Manhattan Towers	$65,317	$(5,817)	$59,500
In connection with finalizing the terms of the sale agreement for these 18 properties (the "18 Property Sale") in November of 2013, Columbia Property Trust reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2013, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
As of December 31, 2013 and 2012, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2013	Gross	$80,836	$388,686	$365,487	$150,364
	Accumulated Amortization	(56,859)	(229,065)	(216,598)	(76,500)
	Net	$23,977	$159,621	$148,889	$73,864
December 31, 2012	Gross	$86,696	$459,931	$437,857	$182,624
	Accumulated Amortization	(56,259)	(248,600)	(230,930)	(84,326)
	Net	$30,437	$211,331	$206,927	$98,298
During 2013, 2012, and 2011, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ended December 31,
2013	$6,077	$38,879	$38,978	$14,411
2012	$8,901	$48,997	$42,866	$15,324
2011	$14,273	$63,156	$50,194	$17,203
The remaining net intangible assets and liabilities as of December 31, 2013, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2014	$5,403	$32,746	$32,861	$12,351
2015	4,555	29,171	29,338	10,930
2016	3,823	22,634	22,426	8,582
2017	1,954	16,370	15,979	6,500
2018	1,150	12,125	11,542	5,764
Thereafter	7,092	46,575	36,743	29,737
	$23,977	$159,621	$148,889	$73,864
Weighted-Average Amortization Period	4 years	5 years	5 years	7 years
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of December 31, 2013 and 2012, net of accumulated amortization of $13.1 million and $11.0 million as of December 31, 2013 and 2012, respectively. Columbia Property Trust recognized amortization of these assets of approximately $2.1 million for each of the years ended 2013, 2012, and 2011.
As of December 31, 2013, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the years ending December 31:
2014	$2,069
2015	2,069
2016	2,069
2017	2,069
2018	2,069
Thereafter	87,277
$97,622
Weighted-Average Amortization Period	48 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2013 and 2012.
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
Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses of approximately $(0.1) million and $0.2 million for 2013 and 2012, respectively.
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
Deferred Financing Costs
Deferred financing costs are comprised of costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2013, 2012, and 2011, of approximately $3.8 million, $3.2 million, and $8.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases. Such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Columbia Property Trust recognized amortization of deferred lease costs of approximately $13.1 million, $10.9 million, and $6.8 million for 2013, 2012, and 2011, respectively, the majority of which is recorded as amortization. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.

Investments in Development Authority Bonds and Obligations Under Capital Leases
In connection with the acquisition of certain real estate assets, Columbia Property Trust has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Columbia Property Trust upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Columbia Property Trust believes approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income. In December 2013, upon maturity, Columbia Property Trust settled the $216.0 million and $250.0 million development authority bonds and the corresponding obligations under capital leases related to the Lenox Park Buildings and Lindbergh Center, respectively. In December 2012, Columbia Property Trust settled the $60.0 million development authority bond and the corresponding obligation under capital lease at maturity related to One Glenlake Parkway.
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
As of December 31, 2013 and 2012, the estimated fair value of Columbia Property Trust's line of credit and notes payable was approximately $1,245.3 million and $1,433.1 million, respectively. Columbia Property Trust estimated the fair values of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. The fair values of the notes payable were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Bonds Payable
On April 4, 2011, Columbia Property Trust sold $250.0 million of its seven-year unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). The discount on bonds payable is amortized to interest expense over the term of the bonds using the effective-interest method.
The estimated fair value of Columbia Property Trust's 2018 Bonds Payable as of December 31, 2013 and 2012, was approximately $250.8 million and $250.9 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Noncontrolling Interests
Noncontrolling interests represent the equity interests of consolidated subsidiaries that are not owned by Columbia Property Trust. Noncontrolling interests are adjusted for contributions, distributions, and earnings attributable to the noncontrolling interest holders of the consolidated joint ventures. Pursuant to the terms of the consolidated joint venture agreements, all earnings and distributions are allocated to joint ventures in accordance with the terms of the respective joint venture agreements. Earnings allocated to such noncontrolling interest holders are recorded as net loss (income) attributable to noncontrolling interests in the accompanying consolidated statements of operations.
In April 2012, Columbia Property Trust purchased the remaining 0.7% interest in the One Robbins Road and Four Robbins Road Buildings for $0.3 million from an unaffiliated party. The purchase price approximated the book value of the noncontrolling interest at the time of purchase.
Redeemable Common Stock
In preparation for listing, Columbia Property Trust terminated its former share redemption program effective July 31, 2013. Previously, under the SRP, the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Columbia Property Trust. As a result, until the termination of the SRP, Columbia Property Trust recorded redeemable common stock in the temporary equity section of its consolidated balance sheet.

Total redemptions (including those tendered within two years of a stockholder's death) were limited to the extent that they would cause both (i) the aggregate amount paid for all redemptions during the then-current calendar year to exceed 100% of the net proceeds raised under the Dividend Reinvestment Program (the "DRP") during such calendar year, and (ii) the total number of shares redeemed during the then-current calendar year to exceed 5.0% of the weighted-average number of shares outstanding in the prior calendar year. Therefore, Columbia Property Trust measured redeemable common stock at the greater of these limits (or, for the periods presented in this report, 5.0% of the weighted-average number of shares outstanding in the prior calendar year, multiplied by the maximum price at which future shares could be redeemed), less the amount incurred to redeem shares during the current calendar year. The maximum price at which shares could be redeemed (i.e., in cases of death, disability, or qualification for federal assistance for confinement to a long-term care facility) was measured at the most recently reported net asset value per share.
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2013 and 2012 (in thousands):

		Estimated Fair Value as of
		December 31,
Instrument Type	Balance Sheet Classification	2013	2012
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,307)	$(5,305)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(7,579)	$(13,109)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(10.9) million and $(18.4) million at December 31, 2013 and 2012, respectively.

	Years ended December 31,
	2013	2012
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,997	$(5,305)
Loss on interest rate swap recognized through earnings	$(342)	$(1,225)
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
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2013, 2012, and 2011.
Columbia Property Trust owns a full-service hotel through a taxable REIT subsidiary. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue is recognized when rooms are occupied, when services have been performed, and when products are delivered.
Earnings Per Share
Basic earnings per share are calculated as net income attributable to the common stockholders of Columbia Property Trust divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share equals basic earnings per share, adjusted to reflect the dilution that would occur if all outstanding securities convertible into common shares or contracts to issue common shares were converted/exercised and the related proceeds were used to repurchase common shares. As the exercise price of Columbia Property Trust's director stock options exceeds the current market price of Columbia Property Trust's common stock, the impact of assuming that the 25,000 director stock options outstanding under the Director Plan (see Note 7, Equity) have been exercised is anti-dilutive. Therefore, basic earnings per share equals diluted earnings per share for each of the periods presented.
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

Columbia Property Trust TRS, LLC ("Columbia TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Columbia Energy TRS, LLC ("Columbia Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Operating Segments
Columbia Property Trust operates in a single reporting segment, and the presentation of Columbia Property Trust's financial condition and performance is consistent with the way in which Columbia Property Trust's operations are managed.
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation, including discontinued operations (see Note 12, Discontinued Operations) and equity accounts impacted by the Reverse Stock Split (see Note 7, Stockholders' Equity).

3.	Real Estate Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during 2013. During 2012, Columbia Property Trust acquired interests in the following properties (in thousands):

Property Name	City	State	Acquisition Date	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination	Below-Market Lease Liability	Notes Payable Step Up	Swap	Total Purchase Price	Lease Details
333 Market Street	San Francisco	CA	12/21/2012	$114,483	$273,203	$19,637	$26,824	$(25,507)	$(1,830)	$(11,560)	$395,250	(1)
				$114,483	$273,203	$19,637	$26,824	$(25,507)	$(1,830)	$(11,560)	$395,250

(1)	As of the acquisition date, 333 Market Street was 100% leased to Wells Fargo Bank, N.A., through 2026.
The acquisition of the 333 Market Street Building is immaterial and, as a result, pro forma financial information is not provided.
Financial Information for Market Square Buildings Acquisition
In March 2011, Columbia Property Trust acquired the Market Square Buildings in Washington, D.C., for $603.4 million. Columbia Property Trust recognized revenues of $38.7 million and a net loss of $16.2 million from the Market Square Buildings acquisition for the period from March 7, 2011 through December 31, 2011. The net loss includes acquisition-related expenses of $9.4 million. See Note 2, Summary of Significant Accounting Policies, for a discussion of the estimated useful life for each asset class.
The following unaudited pro forma statements of operations presented for the year ended December 31, 2011, have been prepared for Columbia Property Trust to give effect to the acquisition of the Market Square Buildings as if the acquisition occurred on January 1, 2011. The unaudited pro forma financial information has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the Market Square Buildings acquisition been consummated as of January 1, 2011 (in thousands):

As of December 31,
2011
Revenues(1)	$501,627
Net income attributable to common stockholders	$53,567

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Discontinued Operations).

Financial Information for Columbia Property Trust Advisory Services and Columbia Property Trust Services
As described in Note 1, Organization, Columbia Property Trust acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services on February 28, 2013. The following unaudited pro forma statements of operations presented for 2013, 2012, and 2011 have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2011. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2011 (in thousands):

	As of December 31,
	2013	2012	2011
Revenues	$526,966	$462,786	$575,175
Net income attributable to common stockholders	$47,661	$47,591	$83,615
Dispositions
18 Property Sale
On November 5, 2013, Columbia Property Trust closed on the 18 Property Sale to an unaffiliated third party for $521.5 million, exclusive of closing costs. In connection with marketing these assets for sale and finalizing the terms of the sale agreement, Columbia Property Trust recognized aggregate impairment losses of $29.7 million. After considering the impact of these impairment losses, upon closing in the fourth quarter of 2013, the 18 Property Sale yielded a net gain of approximately $1.2 million, which is included in income from discontinued operations in the accompanying consolidated statement of operations.
The following properties make up the 18 Property Sale:

2500 Windy Ridge Parkway	Sterling Commerce Center	11200 West Parkland Avenue
4100-4300 Wildwood Parkway	4300 Centreway Place	One Century Place
4200 Wildwood Parkway	919 Hidden Ridge	1200 Morris Drive
4241 Irwin Simpson	333 & 777 Republic Drive	15815 25th Avenue West
8990 Duke Road	120 Eagle Rock	16201 25th Avenue West
Chase Center Building	College Park Plaza	13655 Riverport Drive
Dvintsev Business Center – Tower B
On March 21, 2013, Columbia Property Trust closed on the sale of the Dvintsev Business Center – Tower B building in Moscow, Russia, and its holding entity, Landlink Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million, exclusive of transaction costs, resulting in a gain on disposition of discontinued operations in the accompanying consolidated statement of operations of $10.0 million.
Nine Property Sale
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

One West Fourth Street	Tampa Commons	11950 Corporate Boulevard
180 E 100 South	Lakepointe 5	Edgewater Corporate Center
Baldwin Point	Lakepointe 3	2000 Park Lane

Emerald Point and 5995 Opus Parkway
In January 2012, Columbia Property Trust closed on the sale of the Emerald Point Building for $37.3 million, exclusive of transaction costs, and on the sale of the 5995 Opus Parkway for $22.8 million, exclusive of transaction costs, resulting in a gain on disposition of discontinued operations of $16.9 million.
Manhattan Towers
On September 6, 2011, Columbia Property Trust transferred the Manhattan Towers property, an office building located in Manhattan Beach, California, to an affiliate of its lender in connection with settling a $75.0 million mortgage note through a deed in lieu of foreclosure transaction, resulting in a $13.5 million gain on extinguishment of debt.
For further discussion of impairment related to these dispositions, see section Evaluating the Recoverability of Real Estate Assets of Note 2, Summary of Significant Accounting Policies. For further discussion of the financial impact of these dispositions, see Note 12, Discontinued Operations.

4.	Line of Credit and Notes Payable
As of December 31, 2013 and 2012, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

	Rate as of December 31, 2013		Term Debt or Interest Only			Outstanding Balance as of December 31,
Facility					Maturity	2013	2012
$450 Million Term Loan	LIBOR + 150 bp	(1)	Interest only		2/3/2016	$450,000	$450,000
Market Square Buildings mortgage note	5.07%		Interest only		7/1/2023	325,000	325,000
333 Market Street Building mortgage note	LIBOR + 202 bp	(2)	Interest only		7/1/2015	207,559	208,308
100 East Pratt Street Building mortgage note	5.08%		Interest only		6/11/2017	105,000	105,000
263 Shuman Boulevard Building mortgage note	5.55%		Interest only		7/1/2017	49,000	49,000
SanTan Corporate Center mortgage notes	5.83%		Interest only		10/11/2016	39,000	39,000
One Glenlake Building mortgage note	5.80%		Term debt		12/10/2018	34,713	37,204
215 Diehl Road Building mortgage note	5.55%		Interest only		7/1/2017	21,000	21,000
544 Lakeview Building mortgage note	5.54%		Interest only		12/1/2014	8,977	8,842
JPMorgan Chase Credit Facility	LIBOR + 130 bp	(3)	Interest only		8/21/2017	—	42,000
Wildwood Buildings mortgage note	5.00%		Interest only		12/1/2014	—	90,000
Three Glenlake Building mortgage note	LIBOR + 90 bp		Interest only	(4)	7/31/2013	—	26,264
Total indebtedness						$1,240,249	$1,401,618

(1)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the $450 Million Term Loan at 2.28% per annum and terminates on February 3, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statements of other comprehensive income.

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

(3)
The JPMorgan Chase Bank, N.A. (the "JPMorgan Chase Bank") unsecured debt bears interest at a rate based on, at the option of Columbia Property Trust, LIBOR for seven-day or one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.00% to 1.70%, or the alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank as its prime rate in effect in its principal office in New York City for such day plus an applicable margin ranging from 0.00% to 0.70%.

(4)	Interest was due monthly; however, under the terms of the loan agreement, a portion of the monthly debt service amount accrued and was added to the outstanding balance of the note over the term.
$450 Million Term Loan
On August 21, 2013, Columbia Property Trust amended and restated its $450 Million Term Loan (the "$450 Million Term Loan") with a syndicate of banks with JP Morgan Securities, LLC, and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the term loan, as described below; (ii) provide for an additional one-year extension option; (iii) provide for four additional accordion options for an aggregate amount of $250.0 million, in minimum amounts of $25.0 million each; and (iv) revise certain restrictive covenants under the term loan, and thereby create additional flexibility.
The $450 Million Term Loan, as amended, reduced the applicable margin on the interest rate to a range from 1.15% to 1.95% for LIBOR or a range from 0.15% to 0.95% for the margin for the alternate base rate, based on Columbia Property Trust's applicable credit rating. Prior to the amendment of the $450 Million Term Loan, the applicable margin on the interest rate was a range from 1.30% to 2.30% for LIBOR or a range from 0.30% to 1.30% for the margin for the alternate base rate. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and Columbia Property Trust's current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.28%.
JPMorgan Chase Credit Facility
On August 21, 2013, Columbia Property Trust also amended and restated the JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") with JP Morgan Securities, LLC, and PNC Capital Markets, LLC, serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from May 2015 to August 2017, with a one-year extension option; (iii) enable Columbia Property Trust to increase the facility amount by an aggregate of up to $300.0 million, not to exceed a total facility of $800.0 million on four occasions; and (iv) revise certain restrictive covenants under the facility, and thereby create additional flexibility.
The JPMorgan Chase Credit Facility, as amended, reduced the applicable margin on the interest rate to a range from 1.00% to 1.70% for LIBOR or a range from 0.00% to 0.70% for the margin for the alternate base rate, based on Columbia Property Trust's applicable credit rating. Prior to amendment, the applicable margin on the interest rate was a range from 1.25% to 2.05% for LIBOR or a range from 0.25% to 1.05% for the margin for the alternate base rate. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.15% to 0.35%, also based on Columbia Property Trust's applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.25% to 0.45%.
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
As of December 31, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on its outstanding debt obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of December 31, 2013 and 2012, was approximately $1,245.3 million and $1,433.1 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Interest Paid and Extinguishment of Debt
On November 5, 2013, Columbia Property Trust repaid the mortgage note for the Wildwood Buildings (included in the 18 Property Sale) for $90.0 million, plus a pre-payment fee of $4.7 million. The original maturity date for the Wildwood Buildings mortgage was December 1, 2014.
As of December 31, 2013 and 2012, Columbia Property Trust's weighted-average interest rate on its line of credit and notes payable was approximately 4.08% and 4.25%, respectively. Columbia Property Trust made interest payments of approximately $59.6 million, $50.1 million, and $45.9 million during 2013, 2012, and 2011, respectively, none of which was capitalized.
Debt Maturities
On July 31, 2013, Columbia Property Trust repaid the Three Glenlake Building mortgage note of $26.4 million with cash on hand and proceeds from the JPMorgan Chase Credit Facility, and the related interest rate swap matured.
The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit, term loan, and notes payable as of December 31, 2013 (in thousands):

2014	$11,616
2015	210,355
2016	491,963
2017	178,139
2018	23,176
Thereafter	325,000
Total	$1,240,249

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of its seven-year, unsecured 5.875% senior notes at 99.295% of their face value. Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $14.7 million were made on the 2018 Bonds Payable during 2013 and 2012.
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
As of December 31, 2013, Columbia Property Trust believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable. The 2018 Bonds Payable were originally issued through a private offering and subsequently registered.
The estimated fair value of the 2018 Bonds Payable as of December 31, 2013 and 2012 was approximately $250.8 million and $250.9 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements, as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Obligations Under Operating Leases
Columbia Property Trust owns three properties that are subject to ground leases with expiration dates of December 31, 2058; February 28, 2062; and July 31, 2099. We incurred $2.1 million in rent expense related to such ground leases in 2013, 2012, and 2011, respectively. As of December 31, 2013, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2014	$2,557
2015	2,557
2016	2,557
2017	2,702
2018	2,731
Thereafter	205,529
Total	$218,633
Obligations Under Capital Leases
The Three Glenlake Building is subject to a capital lease of land. This obligation requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which matures in 2021. The required payments under the terms of the leases are as follows as of December 31, 2013 (in thousands):

2014	$7,200
2015	7,200
2016	7,200
2017	7,200
2018	7,200
Thereafter	141,600
177,600
Amounts representing interest	(57,600)
Total	$120,000
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2013, no tenants have exercised such options that had not been materially satisfied.
Litigation
Columbia Property Trust is subject to various legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Columbia Property Trust records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Columbia Property Trust accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Columbia Property Trust accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Columbia Property Trust discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Columbia Property Trust discloses the nature and estimate of the possible loss of the litigation. Columbia Property Trust does not disclose information with respect to litigation where the possibility of an unfavorable outcome is considered to be remote.

Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business, or financial condition of Columbia Property Trust. Columbia Property Trust is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations or financial condition of Columbia Property Trust.

7.	Stockholders' Equity
Listing
On October 10, 2013, Columbia Property Trust listed its shares of common stock on the NYSE under the ticker symbol "CXP." Columbia Property Trust has incurred $4.1 million of costs related to the listing during 2013, primarily related to professional and legal fees associated with the listing. Such fees have been recorded separately as listing costs in the accompanying statement of operations.
Tender Offer
On October 10, 2013, Columbia Property Trust commenced a modified "Dutch-auction" tender offer to purchase for cash up to $300.0 million in value of shares of its common stock (the "Tender Offer"). As a result of the Tender Offer, on November 18, 2013, we accepted for purchase 9.4 million shares of common stock at a purchase price of $25.00 per share, for an aggregate cost to Columbia Property Trust of $234.1 million, exclusive of fees and expenses related to the Tender Offer.
Reverse Stock Split
On August 6, 2013, Columbia Property Trust's board of directors approved a four-for-one reverse stock split (the "Reverse Stock Split"). The Reverse Stock Split became effective on August 14, 2013 (the "Effective Date"), causing every four shares of common stock that were issued and outstanding as of the Effective Date to be automatically combined into one issued and outstanding share of common stock. The share combination affected all shareholders uniformly and did not affect any shareholder's percentage ownership interest or any shareholder rights. In addition, the par value and number of authorized shares of common stock remained unchanged. The Reverse Stock Split requires retroactive adjustment; therefore, all share and per-share data for prior periods has been adjusted to reflect the Reverse Stock Split.
Redemption of Fractional Shares
In connection with the Reverse Stock Split, the board of directors approved the redemption of all fractional shares of Columbia Property Trust's common stock that remained following effectuation of the Reverse Stock Split. Each affected shareholder of record as of the close of business on August 14, 2013, received a cash payment equal to the fractional share held by such shareholder multiplied by $29.32 (which number is the product of Columbia Property Trust's most recently appraised net asset value per share as of September 30, 2012, multiplied by four to account for the Reverse Stock Split).
2013 Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to employees and independent directors of Columbia Property Trust (the "2013 Long-Term Incentive Plan"). The 2013 Long-Term Incentive Plan was approved by Columbia Property Trust's shareholders in August 2013. A total of 200 million shares are authorized and reserved for issuance under the 2013 Long-Term Incentive Plan.
In September 2013, Columbia Property Trust paid the 2013 annual equity retainers to its independent directors by issuing a total of 6,820 shares of common stock at $29.32 per share (Columbia Property Trust's most recently appraised net asset value per share as adjusted for the Reverse Stock Split as of September 30, 2012) under the 2013 Long-Term Incentive Plan. As a result of this payment, Columbia Property Trust incurred approximately $0.2 million of stock-based compensation expense during 2013, which is included in general and administrative expenses in the accompanying consolidated statement of operations. Also, in January 2014, Columbia Property Trust paid the first quarterly installment of annual equity retainers to its independent directors by issuing a total of 3,344 shares of common stock under the 2013 Long-Term Incentive Plan. Additionally, Columbia Property Trust incurred $0.9 million in stock-based compensation in the fourth quarter of 2013 relating to shares that will be issued in 2014, which is also included in general and administrative expenses in the accompanying consolidated statement of operations. These grants were made under the 2013 Long-Term Incentive Plan.
Independent Director Stock Option Plan
Columbia Property Trust maintains an independent director stock option plan that provides for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). On April 24, 2008, the Conflicts Committee of the Board

of Directors suspended the Director Plan in connection with the registration of a public offering of shares of its common stock in certain states. A total of 25,000 shares have been authorized and reserved for issuance under the Director Plan.
Under the Director Plan, options to purchase 625 shares of common stock at $48.00 per share were granted upon initially becoming an independent director of Columbia Property Trust. Of these options, 20% are exercisable immediately on the date of grant. An additional 20% of these options become exercisable on each anniversary for four years following the date of grant. Additionally, effective on the date of each annual stockholder meeting, beginning in 2004, each independent director was granted options to purchase 250 additional shares of common stock at the greater of (1) $48.00 per share or (2) the fair market value (as defined in the Director Plan) on the last business day preceding the date of the annual stockholder meeting. These options are 100% exercisable two years after the date of grant. All options granted under the Director Plan expire no later than the tenth anniversary of the date of grant and may expire sooner if the independent director dies, is disabled, or ceases to serve as a director. In the event of a corporate transaction or other recapitalization event, the Conflicts Committee will adjust the number of shares, class of shares, exercise price, or other terms of the Director Plan to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Director Plan or with respect to any option as necessary. No stock option may be exercised if such exercise would jeopardize Columbia Property Trust's status as a REIT under the Code, and no stock option may be granted if the grant, when combined with those issuable upon exercise of outstanding options or warrants granted to Columbia Property Trust's advisor, directors, officers, or any of their affiliates, would exceed 10% of Columbia Property Trust's outstanding shares. No option may be sold, pledged, assigned, or transferred by an independent director in any manner other than by will or the laws of descent or distribution.
A summary of stock option activity under the Director Plan during 2013, 2012, and 2011, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2010	7,375	$48	7,250
Granted	—
Terminated	—
Outstanding as of December 31, 2011	7,375	$48	7,375
Granted	—
Terminated	—
Outstanding as of December 31, 2012	7,375	$48	7,375
Granted	—
Terminated	—
Outstanding as of December 31, 2013	7,375	$48	7,375
Columbia Property Trust has evaluated the fair values of options granted under the Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2013, was approximately 1.5 years.
Prior Public Offerings
From December 2003 through June 2010, Columbia Property Trust raised proceeds through three uninterrupted public offerings of shares of its common stock. Through July 7, 2013, Columbia Property Trust offered shares of its common stock to its current investors through its Distribution Reinvestment Plan ("DRP") pursuant to a registration statement on Form S-3. As of December 31, 2013, Columbia Property Trust had raised gross offering proceeds from the sale of common stock under its public offerings of approximately $6.2 billion. After deductions from such gross offering proceeds for selling commissions and dealer-manager fees of approximately $509.5 million, acquisition fees of approximately $116.8 million, other organization and offering expenses of approximately $76.1 million, and common stock redemptions pursuant to its share redemption program of approximately $829.8 million, Columbia Property Trust had received aggregate net offering proceeds of approximately $4.7 billion. Substantially all of Columbia Property Trust's net offering proceeds have been invested in real estate.
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
Based on 2013 Annualized Lease Revenue, as defined, AT&T comprised approximately 9% of Columbia Property Trust's portfolio. Tenants in the legal services, banking, and communications industries each comprise 17%, 16%, and 10%, respectively, of Columbia Property Trust's 2013 Annualized Lease Revenue. Columbia Property Trust's properties are located in 13 states and the District of Columbia.
As of December 31, 2013, approximately 13%, 12%, and 11% of Columbia Property Trust's office properties are located in metropolitan District of Columbia, Atlanta, and San Francisco, respectively.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2013, is as follows (in thousands):

2014	$375,108
2015	369,626
2016	342,653
2017	289,273
2018	245,086
Thereafter	1,167,286
Total	$2,789,032

9.	Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years ended December 31,
	2013	2012	2011
Other assets assumed upon acquisition	$741	$130	$—
Other liabilities assumed upon acquisition	$741	$—	$1,174
Other liabilities settled at disposition	$872	$—	$—
Interest rate swap assumed upon acquisition of property	$—	$11,560	$—
Notes payable assumed at acquisition	$—	$208,330	$8,607
Interest accruing into notes payable	$186	$306	$15,891
Amortization of discounts (premiums) on debt	$(363)	$364	$869
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,997	$(5,305)	$—
Accrued capital expenditures and deferred lease costs	$15,997	$16,325	$7,751
Accrued deferred financing costs	$—	$35	$48
Accrued redemptions of common stock	$—	$3,655	$1,640
Settlement of redeemable controlling interest through issuance of common stock	$—	$—	$14
Settlement of Manhattan Towers mortgage note by transferring property to lender	$—	$—	$75,000
Transfer of development authority bonds	$466,000	$60,000	$—
Nonrefundable earnest money for property sales	$—	$—	$880
Stock-based compensation expense	$1,055	$—	$—
Increase (decrease) in redeemable common stock	$(99,526)	$13,621	$48,042

10.	Related-Party Transactions and Agreements
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

•
Acquisition fees were incurred at 1.0% of property purchase price (excluding acquisition expenses); however, in no event could total acquisition fees for the calendar year exceed 2.0% of total gross offering proceeds. Columbia Property Trust also reimbursed the Advisor for expenses it paid to third parties in connection with acquisitions or potential acquisitions. Per the Transition Services Agreement discussed below, acquisition fees payable to the Advisor for 2012 and 2013 had an aggregate cap of $1.5 million. Columbia Property Trust paid acquisition fees of $1.5 million related to the acquisition of the 333 Market Street Building in San Francisco, California, in December 2012. No acquisition fees were paid to the Advisor during 2013.

•
The disposition fee payable for the sale of any property for which the Advisor provided substantial services was the lesser of (i) 0.3% or (ii) the broker fee paid to a third-party broker in connection with the sale.

•
Reimbursement of organization and offering costs paid by Columbia Property Trust Advisory Services and its affiliates on behalf of Columbia Property Trust, not to exceed 2.0% of gross offering proceeds.

•	For January and February 2013, Columbia Property Trust paid occupancy costs of $42,000 to the Advisor for use of dedicated office space.
Transition Services Agreement
For the period from July 1, 2012 through December 31, 2013, Columbia Property Trust, Columbia Property Trust Advisory Services, and WREF were parties to an agreement under which WREF provided services to support the transition of Columbia Property Trust from an externally advised management platform to a self-managed structure (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, (i) WREF was required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to Columbia Property Trust Advisory Services by January 1, 2013, provided that if WREF was not able to transfer certain assets by then, WREF was required to use its commercially reasonable best efforts to transfer such delayed assets as promptly as possible, but no later than June 30, 2013; and (ii) Columbia Property Trust had the option to acquire Columbia Property Trust Advisory Services from WREF at any time during 2013 (the "Columbia Property Trust Advisory Services Assignment Option"). The Columbia Property Trust Advisory Services Assignment Option closed as of February 28, 2013, and all assets were transferred by June 30, 2013. No payment was associated with the assignment; however, Columbia Property Trust was required to pay WREF for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services to prepare for a successful transition to a self-managed structure a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012. In addition, Columbia Property Trust and WREF were each obligated to pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses was limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement at the close of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below.
On December 28, 2012, the Transition Services Agreement was amended, and Wells Management and Columbia Property Trust Services were made parties to the agreement. Pursuant to the amendment, Columbia Property Trust could acquire Columbia Property Trust Services, the entity that provided personnel to carry out property management services on behalf of Wells Management and its affiliates, in connection with exercising the Columbia Property Trust Advisory Services Assignment Option.  Columbia Property Trust exercised this option on February 28, 2013. No payment was associated with this assignment; however, Columbia Property Trust was obligated to pay a fee to WREF of approximately $2.8 million in monthly installments from July 2013 through December 2013. The Transition Services Agreement terminated on December 31, 2013. The fees paid under the Transition Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.
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
2013 Investor Services Agreement
Effective February 28, 2013, upon the effective date of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into an agreement with WREF, which requires WREF to provide the investor and transfer agent support services to Columbia Property Trust that were previously provided for under the Investor Services Agreement (the "2013 Investor Services Agreement"). The 2013 Investor Services Agreement requires Columbia Property Trust to compensate WREF for these services by reimbursing the related expenses and payroll costs, plus a premium. The 2013 Investor Services Agreement terminated on December 31, 2013.
Consulting Services Agreement
On February 28, 2013, the Columbia Property Trust Advisory Services Assignment Option and Columbia Property Trust Services Assignment Option closed, and in connection therewith, the Advisory Agreement and Investor Services Agreement terminated, and Columbia Property Trust entered into a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF provided consulting services with respect to the same matters that the Advisor provided services under the most recently effective advisory agreement. Payments under the Consulting Services Agreement were monthly fees in the same amount as the asset management fee that would have been paid under the most recently effective advisory agreement, if the most recently effective advisory agreement was not terminated. No acquisition or disposition fees are payable under the Consulting Services Agreement. The Consulting Services Agreement terminated on December 31, 2013. The fees incurred under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.
Property Management Agreement
Columbia Property Trust was party to master property management, leasing, and construction agreements (the "Property Management Agreement") with affiliates of WREF (the "Property Manager") until February 28, 2013, on which date Columbia Property Trust terminated the Property Management Agreement contemporaneous with acquiring Columbia Property Trust Services. As a result, property management services are now performed by employees of Columbia Property Trust. While no fee was paid to execute this acquisition, Columbia Property Trust was obligated to pay a fee to WREF totaling $2.8 million from July through December 2013 for the transition of property management services to Columbia Property Trust Services.
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

•	Initial lease-up fees for newly constructed properties under the agreement, generally equal to one month's rent;

•	Fees equal to a specified percentage of up to 5.0% of all construction build-out funded by Columbia Property Trust, given as a leasing concession, and overseen by the Property Manager; and

•	Other fees as negotiated, with the addition of each specific property covered under the agreement.
Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs during 2013, 2012, and 2011, respectively (in thousands):

	Years ended December 31,
	2013	2012	2011
Consulting services	$25,417	$—	$—
Transition services	5,750	3,008	—
Asset management fees	5,083	32,000	32,094
Administrative reimbursements, net(1)	1,939	11,099	11,609
Investor services	829	—	—
Property management fees	523	4,462	4,546
Construction fees(2)	139	220	211
Other	69	126	—
Acquisition fees	—	1,500	1,307
Disposition fees	—	1,311	—
Total	$39,749	$53,726	$49,767

(1)
Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million, $4.4 million, and $4.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.
Due to Affiliates
The detail of amounts due to WREF and its affiliates is provided below as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Administrative reimbursements	$—	$1,360
Asset and property management fees	—	560
Total	$—	$1,920

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2013, 2012, and 2011 (in thousands) follows:

	2013	2012	2011
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$48,039	$56,642
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	72,554	81,681	101,498
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(26,565)	(24,798)	(11,203)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(8,186)	(3,423)	(2,960)
Gain on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(5,530)	(173)	(35,487)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	(65)	(5,034)	(229)
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(78,559)	(61,198)	(16,282)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	9,710	7,349	15,603
Income tax basis net income, prior to dividends-paid deduction	$(20,921)	$42,443	$107,582
As of December 31, 2013, the tax basis carrying value of Columbia Property Trust's total assets was approximately $5.0 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2013	2012	2011
Ordinary income	—%	16%	39%
Capital gains	—%	—%	—%
Return of capital	100%	84%	61%
Total	100%	100%	100%
As of December 31, 2013, returns for the calendar years 2009 through 2013 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to Columbia TRS, Columbia KCP TRS, and Columbia Energy TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements. The TRS Entities recorded the following income taxes for the years ended December 31, 2013, 2012, and 2011, is as follows:

	Years ended December 31,
	2013	2012	2011
Federal income tax	$307	$265	$(676)
State income tax	2	14	(35)
Total income tax	$309	$279	$(711)
As of December 31, 2013 and 2012, Columbia Property Trust had no deferred tax liabilities. As of December 31, 2013 and 2012, Columbia Property Trust had a deferred tax asset of $0.6 million and $0.8 million, respectively, included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Columbia Property Trust has assessed its ability to realize this deferred tax asset and determined that it is more likely than not that the deferred tax asset of $0.6 million as of December 31, 2013 is realizable.

12.	Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale" and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the following properties are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented: the properties included in the 18 Property Sale, which closed on November 5, 2013, for $521.5 million and resulted in a net gain of $1.2 million. Dvintsev Business Center – Tower B, which sold on March 21, 2013, for $67.5 million and resulted in a gain of $10.0 million; the properties included in the Nine Property Sale, which closed in December 2012 for $260.5 million and resulted in a net gain of $3.2 million; 5995 Opus Parkway and Emerald Point, which closed in January 2012 for $60.1 million and resulted in total gains of $16.9 million; and Manhattan Towers, which was transferred to an affiliate of the lender in full settlement of a $75.0 million nonrecourse mortgage loan through a deed in lieu of foreclosure transaction on September 6, 2011 and resulted in a net gain of $13.5 million.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenues:
Rental income	$48,550	$91,132	$101,906
Tenant reimbursements	11,205	18,059	18,585
Other property income	291	5,471	5,878
	60,046	114,662	126,369
Expenses:
Property operating costs	21,232	36,996	40,607
Asset and property management fees	1,501	7,974	8,201
Depreciation	11,730	21,609	24,048
Amortization	7,590	15,776	23,482
Impairment loss on real estate assets	29,737	18,467	5,817
General and administrative	1,360	748	3,146
Acquisition fees	—	—	11
Total expenses	73,150	101,570	105,312
Real estate operating income (loss)	(13,104)	13,092	21,057
Other income (expense):
Interest expense	(3,804)	(6,610)	(9,755)
Interest and other income	293	16	4
Gain (loss) on early extinguishment of debt	(4,709)	—	—
Income (loss) from discontinued operations before income tax expense	(21,324)	6,498	11,306
Income tax expense	(1)	(14)	(114)
Income (loss) from discontinued operations	(21,325)	6,484	11,192
Gain (loss) on disposition of discontinued operations	11,225	20,117	13,522
Income (loss) from discontinued operations	$(10,100)	$26,601	$24,714

13.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012(in thousands, except per-share data):

	2013
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenues(1)	$128,792		$131,897	$132,502	$133,387
Net income (loss) attributable to common stockholders of Columbia Property Trust, Inc.	$(22,608)	(2)	$20,601	$4,800	$12,927
Basic and diluted net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share(3)	$(0.17)		$0.15	$0.04	$0.10
Distributions declared per share(3)	$0.38		$0.38	$0.38	$0.30

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Discontinued Operations).

(2)	Net income for the first quarter of 2013 reflects the incurrence of nonrecurring fees under the Consulting and Transitions Services Agreements (See Note 10, Related-Party Transactions and Agreements).

(3)	All computations using share amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues(1)	$121,894	$122,716	$124,159	$125,502
Net income (loss) attributable to common stockholders of Columbia Property Trust, Inc.	$31,131	$10,914	$(5,859)	$11,853
Basic and diluted net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share(2)	$0.23	$0.08	$(0.04)	$0.09
Distributions declared per share(2)	$0.50	$0.50	$0.50	$0.38

(1)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties held for sale and by properties sold, as discontinued operations for all periods presented (see Note 12, Discontinued Operations).

(2)	All computations using share amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).
14.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries, and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5, Bonds Payable) were issued by Columbia Property Trust OP and are guaranteed by Columbia Property Trust. Columbia Property Trust Advisory Services and Columbia Property Trust Services were added to the non-guarantor grouping upon acquisition in February 2013. As a result of amending the $450 Million Term Loan and the JP Morgan Chase Credit Facility in August 2013, all of the indirect and direct subsidiaries of Columbia Property Trust that previously guaranteed the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable were released under customary circumstances as guarantors, which resulted in the reclassification of prior-period amounts from the guarantor to the non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP) and Subsidiary Guarantors, as defined in the bond indenture, because all of the following criteria are met:

(1)	the subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	the guarantees are full and unconditional; and

(3)	the guarantees are joint and several.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31,

2013 and 2012 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2013, 2012, and 2011 (in thousands); and its condensed consolidating statements of cash flows for 2013, 2012, and 2011 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$700,697	$—	$706,938
Buildings and improvements, net	—	24,185	2,952,102	—	2,976,287
Intangible lease assets, net	—	—	281,220	—	281,220
Construction in progress	—	28	7,921	—	7,949
Total real estate assets	—	30,454	3,941,940	—	3,972,394
Cash and cash equivalents	53,322	20,708	25,825	—	99,855
Investment in subsidiaries	2,557,347	2,286,982	—	(4,844,329)	—
Tenant receivables, net of allowance	—	—	7,414	—	7,414
Straight-line rent receivable	—	22	113,570	—	113,592
Prepaid expenses and other assets	177,185	150,806	26,602	(322,170)	32,423
Deferred financing costs, net	—	8,762	1,626	—	10,388
Intangible lease origination costs, net	—	—	148,889	—	148,889
Deferred lease costs, net	—	1,495	86,032	—	87,527
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482
Liabilities:
Line of credit and notes payable	$—	$450,000	$1,110,838	$(320,589)	$1,240,249
Bonds payable, net	—	248,930	—	—	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	31	11,816	87,831	—	99,678
Due to affiliates	—	(925)	2,506	(1,581)	—
Deferred income	—	146	21,792	—	21,938
Intangible lease liabilities, net	—	—	73,864	—	73,864
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	31	709,967	1,416,831	(322,170)	1,804,659
Redeemable Common Stock	—	—	—	—	—
Equity:
Total equity	2,787,823	1,789,262	3,055,067	(4,844,329)	2,787,823
Total liabilities, redeemable common stock, and equity	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$782,996	$—	$789,237
Building and improvements, net	—	16,513	3,451,705	—	3,468,218
Intangible lease assets, net	—	—	341,460	—	341,460
Construction in progress	—	5,252	7,428	—	12,680
Total real estate assets	—	28,006	4,583,589	—	4,611,595
Cash and cash equivalents	20,914	4,822	27,921	—	53,657
Investment in subsidiaries	3,068,106	2,679,950	—	(5,748,056)	—
Tenant receivables, net of allowance	—	—	14,426	—	14,426
Straight-line rent receivable	—	22	119,651	—	119,673
Prepaid expenses and other assets	178,131	203,589	28,337	(380,684)	29,373
Deferred financing costs, net	—	8,498	1,992	—	10,490
Intangible lease origination costs, net	—	—	206,927	—	206,927
Deferred lease costs, net	—	68	98,740	—	98,808
Investment in development authority bonds	—	—	586,000	—	586,000
Total assets	$3,267,151	$2,924,955	$5,667,583	$(6,128,740)	$5,730,949
Liabilities:
Lines of credit and notes payable	$—	$492,000	$1,288,618	$(379,000)	$1,401,618
Bonds payable, net	—	248,678	—	—	248,678
Accounts payable, accrued expenses, and accrued capital expenditures	3,645	12,417	86,796	—	102,858
Due to affiliates	—	960	2,644	(1,684)	1,920
Deferred income	—	81	27,990	—	28,071
Intangible lease liabilities, net	—	—	98,298	—	98,298
Obligations under capital leases	—	—	586,000	—	586,000
Total liabilities	3,645	754,136	2,090,346	(380,684)	2,467,443
Redeemable Common Stock	99,526	—	—	—	99,526
Equity:
Total equity	3,163,980	2,170,819	3,577,237	(5,748,056)	3,163,980
Total liabilities, redeemable common stock, and equity	$3,267,151	$2,924,955	$5,667,583	$(6,128,740)	$5,730,949

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$403	$406,791	$(287)	$406,907
Tenant reimbursements	—	149	90,726	—	90,875
Hotel income	—	—	23,756	—	23,756
Other property income	—	17	5,208	(185)	5,040
	—	569	526,481	(472)	526,578
Expenses:
Property operating costs	—	1,966	152,880	(287)	154,559
Hotel operating costs	—	—	18,340	—	18,340
Asset and property management fees:
Related-party	4,397	15	313	(32)	4,693
Other	—	—	1,671	—	1,671
Depreciation	—	1,247	106,858	—	108,105
Amortization	—	28	78,682	—	78,710
General and administrative	16	43,555	18,448	(153)	61,866
Listing fees	317	3,743	—	—	4,060
	4,730	50,554	377,192	(472)	432,004
Real estate operating (loss) income	(4,730)	(49,985)	149,289	—	94,574
Other income (expense):
Interest expense	—	(32,659)	(88,137)	18,855	(101,941)
Interest and other income	7,987	10,874	34,023	(18,855)	34,029
Loss on interest rate swaps	—	—	(342)	—	(342)
Income (loss) from equity investment	12,463	86,101	—	(98,564)	—
	20,450	64,316	(54,456)	(98,564)	(68,254)
Income (loss) before income tax benefit (expense)	15,720	14,331	94,833	(98,564)	26,320
Income tax benefit (expense)	—	(3)	(497)	—	(500)
Income (loss) from continuing operations	15,720	14,328	94,336	(98,564)	25,820
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(21,983)	—	(21,325)
Gain (loss) on disposition of discontinued operations	—	—	11,225	—	11,225
Income from discontinued operations	—	658	(10,758)	—	(10,100)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$14,986	$83,578	$(98,564)	$15,720

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,649	$380,280	$(133)	$381,796
Tenant reimbursements	—	103	90,756	(2,457)	88,402
Hotel income	—	—	23,049	—	23,049
Other property income	—	86	1,024	(86)	1,024
	—	1,838	495,109	(2,676)	494,271
Expenses:
Property operating costs	—	1,634	148,025	(2,457)	147,202
Hotel operating costs	—	—	18,495	(133)	18,362
Asset and property management fees:
Related-party	26,264	58	4,191	(1,141)	29,372
Other	—	—	2,421	—	2,421
Depreciation	—	710	97,988	—	98,698
Amortization	—	357	86,101	—	86,458
General and administrative	49	21,436	3,128	—	24,613
Acquisition fees and expenses	—	—	1,876	—	1,876
	26,313	24,195	362,225	(3,731)	409,002
Real estate operating (loss) income	(26,313)	(22,357)	132,884	1,055	85,269
Other income (expense):
Interest expense	—	(32,469)	(88,414)	18,997	(101,886)
Interest and other income	7,988	11,018	39,847	(18,997)	39,856
Loss on interest rate swaps	—	—	(1,225)	—	(1,225)
Income from equity investment	66,364	92,228	—	(158,592)	—
	74,352	70,777	(49,792)	(158,592)	(63,255)
Income before income tax expense	48,039	48,420	83,092	(157,537)	22,014
Income tax expense	—	(14)	(558)	—	(572)
Income from continuing operations	48,039	48,406	82,534	(157,537)	21,442
Discontinued operations:
Operating income from discontinued operations	—	5,942	542	—	6,484
Gain on disposition of discontinued operations	—	—	20,117	—	20,117
Income from discontinued operations	—	5,942	20,659	—	26,601
Net income	48,039	54,348	103,193	(157,537)	48,043
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$54,348	$103,189	$(157,537)	$48,039

Consolidating Statements of Operations (in thousands)

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$379,641	$—	$379,641
Tenant reimbursements	—	—	87,071	—	87,071
Hotel income	—	—	20,600	—	20,600
Other property income	—	145	5,575	(145)	5,575
	—	145	492,887	(145)	492,887
Expenses:
Property operating costs	—	—	142,492	—	142,492
Hotel operating costs	—	—	17,394	—	17,394
Asset and property management fees:
Related-party	25,521	—	4,237	(145)	29,613
Other	—	—	2,185	—	2,185
Depreciation	—	—	95,724	—	95,724
Amortization	—	—	96,902	—	96,902
General and administrative	43	18,124	2,850	—	21,017
Acquisition fees and expenses	1,307	—	9,932	—	11,239
	26,871	18,124	371,716	(145)	416,566
Real estate operating income (loss)	(26,871)	(17,979)	121,171	—	76,321
Other income (expense):
Interest expense	—	(28,329)	(84,693)	11,223	(101,799)
Interest and other income	2,129	11,444	40,045	(11,223)	42,395
Loss on interest rate swaps	—	—	(38,383)	—	(38,383)
Income from equity investment	81,384	114,257	—	(195,641)	—
Gain on early extinguishment of debt	—	—	53,018	—	53,018
	83,513	97,372	(30,013)	(195,641)	(44,769)
Income before income tax benefit	56,642	79,393	91,158	(195,641)	31,552
Income tax benefit	—	—	390	—	390
Income from continuing operations	56,642	79,393	91,548	(195,641)	31,942
Discontinued operations:
Operating income from discontinued operations	—	6,388	4,804	—	11,192
Income on disposition of discontinued operations	—	—	13,522	—	13,522
Income from discontinued operations	—	6,388	18,326	—	24,714
Net income	56,642	85,781	109,874	(195,641)	56,656
Less: net income attributable to noncontrolling interests	—	—	(14)	—	(14)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$56,642	$85,781	$109,860	$(195,641)	$56,642

Consolidating Statements of Comprehensive Income (in thousands)

	For the year ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$14,986	$83,578	$(98,564)	$15,720
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	1,997	1,997	—	(1,997)	1,997
Comprehensive income	$17,634	$16,983	$83,495	$(100,478)	$17,634

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$54,348	$103,189	$(157,537)	$48,039
Market value adjustment to interest rate swap	(5,305)	(5,305)	—	5,305	(5,305)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	42,734	49,043	103,189	(152,232)	42,734
Comprehensive income attributable to noncontrolling interests	—	—	4	—	4
Comprehensive income	$42,734	$49,043	$103,193	$(152,232)	$42,738

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$56,642	$85,781	$109,860	$(195,641)	$56,642
Market value adjustment to interest rate swap	11,223	—	11,223	(11,223)	11,223
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	67,865	85,781	121,083	(206,864)	67,865
Comprehensive income attributable to noncontrolling interests	—	—	14	—	14
Comprehensive income	$67,865	$85,781	$121,097	$(206,864)	$67,879

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(331)	$(84,270)	$302,930	$218,329

Cash flows from investing activities:
Net proceeds from sale of real estate	14,127	551,818	—	565,945
Investment in real estate and related assets	—	(5,270)	(65,286)	(70,556)
Net cash provided by (used in) investing activities	14,127	546,548	(65,286)	495,389

Cash flows from financing activities:
Borrowings, net of fees and prepayment penalty on early extinguishment of debt	—	297,320	(41)	297,279
Repayments	—	(343,000)	(118,940)	(461,940)
Loss on early extinguishment of debt	—	—	(4,709)	(4,709)
Redemptions of common stock and fees, net of issuances	(306,574)	—	—	(306,574)
Distributions	(191,473)	—	—	(191,473)
Intercompany transfers, net	516,659	(400,712)	(115,947)	—
Net cash provided by (used in) financing activities	18,612	(446,392)	(239,637)	(667,417)

Net increase (decrease) in cash and cash equivalents	32,408	15,886	(1,993)	46,301
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$53,322	$20,708	$25,825	$99,855

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(49)	$(83,489)	$336,377	$252,839

Cash flows from investing activities:
Net proceeds from sale of real estate	30,441	273,823	—	304,264
Investment in real estate and related assets	—	(193,410)	(79,807)	(273,217)
Net cash used in investing activities	30,441	80,413	(79,807)	31,047

Cash flows from financing activities:
Borrowings, net of fees	—	595,731	(929)	594,802
Repayments	—	(591,000)	(36,191)	(627,191)
Issuance of common stock, net of redemptions and fees	18,996	—	—	18,996
Distributions	(256,020)	—	(15)	(256,035)
Intercompany transfers	216,255	(7,430)	(208,825)	—
Redemptions of noncontrolling interest	—	—	(301)	(301)
Net cash used in financing activities	(20,769)	(2,699)	(246,261)	(269,729)

Net increase (decrease) in cash and cash equivalents	9,623	(5,775)	10,309	14,157
Effect of foreign exchange rate on cash and cash equivalents	—	—	32	32
Cash and cash equivalents, beginning of period	11,291	10,597	17,580	39,468
Cash and cash equivalents, end of period	$20,914	$4,822	$27,921	$53,657

Consolidating Statements of Cash Flows (in thousands)

	For the year ended December 31, 2011
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$508	$(78,219)	$356,869	$279,158

Cash flows from investing activities:
Investment in real estate and related assets	(606,116)	—	(59,974)	(666,090)
Net cash used in investing activities	(606,116)	—	(59,974)	(666,090)

Cash flows from financing activities:
Borrowings, net of fees	—	1,454,978	324,364	1,779,342
Repayments	—	(806,500)	(361,778)	(1,168,278)
Issuance of common stock, net of redemptions and fees	47,397	—	—	47,397
Distributions	(270,720)	—	(44)	(270,764)
Intercompany transfers	831,941	(570,649)	(261,292)	—
Redemptions of noncontrolling interest	—	(87)	—	(87)
Net cash provided by (used in) financing activities	608,618	77,742	(298,750)	387,610

Net increase (decrease) in cash and cash equivalents	3,010	(477)	(1,855)	678
Effect of foreign exchange rate on cash and cash equivalents	—	—	(92)	(92)
Cash and cash equivalents, beginning of period	8,281	11,074	19,527	38,882
Cash and cash equivalents, end of period	$11,291	$10,597	$17,580	$39,468

15.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Dividend Declaration
On February 20, 2014, the board of directors declared dividends for the first quarter of 2014 in the amount of $0.30 per share, payable on March 18, 2014 to stockholders of record on March 3, 2014.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2013 (in thousands)
									Gross Amount at Which Carried at December 31, 2013						Life on Which Depreciation and Amortization is Computed (d)
					Initial Costs
Description	Location	Ownership Percentage	Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
515 POST OAK	Houston, TX	100%	None		$6,100	$28,905	$35,005	$2,042	$6,241	$30,806	$37,047	$6,681	1980	2/10/2004	0 to 40 years
9 TECHNOLOGY DRIVE	Westborough, MA	100%	None		5,570	38,218	43,788	(2,430)	5,627	35,731	41,358	9,773	1987	5/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	(26,880)	11,050	35,467	46,517	8,410	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	34,713		5,846	66,681	72,527	634	5,934	67,227	73,161	21,834	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	(5,747)	26,806	69,964	96,770	21,700	2001	6/29/2004	0 to 40 years
3333 FINLEY ROAD	Downers Grove, IL	100%	None		6,925	34,575	41,500	630	7,015	35,115	42,130	9,382	1999	8/4/2004	0 to 40 years
1501 OPUS PLACE	Downers Grove, IL	100%	None		3,579	17,220	20,799	328	3,625	17,502	21,127	4,715	1988	8/4/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	None		22,758	43,174	65,932	582	20,195	46,319	66,514	18,434	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	(1,655)	2,558	33,327	35,885	10,398	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III	Downers Grove, IL	100%	None		3,028	47,454	50,482	(3,088)	3,055	44,339	47,394	13,537	2000	12/27/2004	0 to 40 years
180 PARK AVENUE 105	Florham Park, NJ	100%	None		4,501	47,957	52,458	(7,534)	4,501	40,423	44,924	10,032	2001	3/14/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	$21,000		3,452	17,456	20,908	2,941	3,472	20,377	23,849	7,521	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	$105,000		31,234	140,217	171,451	31,653	31,777	171,327	203,104	54,398	1975/1991	5/12/2005	0 to 40 years
ONE ROBBINS ROAD	Westford, MA	100%	None		5,391	33,788	39,179	175	5,391	33,963	39,354	9,827	1981	8/18/2005	0 to 40 years
FOUR ROBBINS ROAD	Westford, MA	100%	None		2,950	32,544	35,494	—	2,950	32,544	35,494	14,759	2001	8/18/2005	0 to 40 years
1900 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,722	107,730	116,452	(26,171)	8,803	81,478	90,281	17,407	2001	9/20/2005	0 to 40 years
1950 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		10,040	93,716	103,756	2,432	10,134	96,054	106,188	20,983	2002	9/20/2005	0 to 40 years
2000 UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		8,731	76,842	85,573	599	8,819	77,353	86,172	18,339	2003	9/20/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None		8,186	147,653	155,839	(18,722)	8,186	128,931	137,117	35,420	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(a)	7,269	244,424	251,693	12,972	7,454	257,211	264,665	78,556	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	11,430	3,629	45,732	49,361	15,353	1991	12/22/2005	0 to 40 years
ONE SANTAN CORPORATE CENTER	Chandler, AZ	100%	$18,000		4,871	24,669	29,540	(1,432)	4,948	23,160	28,108	5,835	2000	4/18/2006	0 to 40 years
TWO SANTAN CORPORATE CENTER	Chandler, AZ	100%	$21,000		3,174	21,613	24,787	(654)	3,245	20,888	24,133	4,316	2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	$49,000		7,142	41,535	48,677	6,890	7,233	48,334	55,567	17,023	1986	7/20/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	None		31,766	109,952	141,718	14,230	32,221	123,727	155,948	43,074	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	14,434	29,712	155,327	185,039	44,486	1989	10/31/2006	0 to 40 years

S-1

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2013 (in thousands)
										Gross Amount at Which Carried at December 31, 2013						Life on Which Depreciation and Amortization is Computed (d)
						Initial Costs
Description	Location	Ownership Percentage		Encumbrances		Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date Acquired
STERLING COMMERCE	Irving, TX	100%		None		$8,639	$43,980	$52,619	$889	$8,752	$44,756	$53,508	$19,694	1999	12/21/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%		None		53,099	59,630	112,729	254	53,099	59,884	112,983	11,898	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
7031 COLUMBIA GATEWAY DRIVE	Columbia, MD	100%		None		10,232	54,070	64,302	35	10,232	54,105	64,337	13,655	2000	7/12/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%		None	(a)	—	324,520	324,520	(832)	—	323,688	323,688	62,379	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%		None		7,635	11,002	18,637	(1,881)	7,663	9,093	16,756	1,361	1987	9/10/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%		None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	28,175	2002/2003/ 2007	9/26/2007	0 to 40 years
LENOX PARK BUILDINGS	Atlanta, GA	100%		None		28,478	225,067	253,545	4,224	28,858	228,911	257,769	41,373	1992/1999/ 2001/2002	5/8/2008	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%		None	(a)	—	262,468	262,468	3,252	—	265,720	265,720	44,815	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Sandy Springs, GA	100%		$120,000	(b)	7,517	88,784	96,301	891	8,055	89,137	97,192	15,984	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%		None		11,410	78,988	90,398	1,212	11,745	79,865	91,610	17,105	1992	9/5/2008	0 to 40 years
550 KING STREET BUILDINGS	Boston, MA	100%		None		8,632	74,625	83,257	8,177	8,632	82,802	91,434	15,240	1984	4/1/2010	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%		None		15,512	173,062	188,574	3,501	15,512	176,563	192,075	23,292	2009/2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%		None		4,734	79,344	84,078	5,037	4,734	84,381	89,115	11,684	2008	6/28/2010	0 to 40 years
SUNTRUST BUILDING	Orlando, FL	100%		None		1,222	20,402	21,624	938	1,222	21,340	22,562	3,181	1959	8/25/2010	0 to 40 years
MARKET SQUARE BUILDINGS	Washington, DC	100%		$325,000		152,629	450,757	603,386	14,390	152,629	465,147	617,776	62,487	1990	3/7/2011	0 to 40 years
544 LAKEVIEW	Vernon Hills, IL	100%	(c)	$9,100		3,006	3,100	6,106	2,243	3,006	5,343	8,349	404	1994	4/1/2011	0 to 40 years
333 MARKET STREET	San Francisco, CA	100%		$206,500		114,483	292,840	407,323	—	114,483	292,840	407,323	8,552	1979	12/21/2012	0 to 40 years
TOTAL REAL ESTATE ASSETS						$704,000	$4,118,625	$4,822,625	$53,241	$706,938	$4,168,928	$4,875,866	$903,472

(a)	Property is owned subject to a long-term ground lease.

(b)	As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(c)	544 Lakeview is owned through a subsidiary in which Columbia Property Trust holds a 50% ownership interest, and owns 100% of the economic interest.

(d)
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

S-2

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the years ended December 31,
	2013	2012	2011
Real Estate:
Balance at beginning of year	$5,507,769	$5,483,193	$4,999,902
Additions to/improvements of real estate	51,422	453,541	676,230
Sale/transfer of real estate	(614,822)	(328,804)	(70,082)
Impairment of real estate	(29,737)	(18,467)	(5,817)
Write-offs of building and tenant improvements	(492)	(301)	(228)
Write-offs of intangible assets(1)	(466)	(1,311)	(6,978)
Write-offs of fully depreciated assets	(37,808)	(80,082)	(109,834)
Balance at end of the year	$4,875,866	$5,507,769	$5,483,193
Accumulated Depreciation and Amortization:
Balance at beginning of year	$896,174	$867,975	$769,863
Depreciation and amortization expense	166,720	181,155	225,139
Sale/transfer of real estate	(120,981)	(71,654)	(12,258)
Write-offs of tenant improvements	(212)	(196)	(16)
Write-offs of intangible assets(1)	(421)	(1,024)	(4,915)
Write-offs of fully depreciated assets	(37,808)	(80,082)	(109,838)
Balance at end of the year	$903,472	$896,174	$867,975

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-3