Form 10-Q
period 2014-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2014-05-08
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014
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
Yes  ☐    No  ☒
Number of shares outstanding of the registrant's
only class of common stock, as of April 30, 2014: 124,966,166 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Columbia Property Trust, Inc. ("Columbia Property Trust," "we," "our" or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2013. Columbia Property Trust's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$703,552	$706,938
Buildings and improvements, less accumulated depreciation of $631,773 and $604,497, as of March 31, 2014 and December 31, 2013, respectively	2,943,522	2,976,287
Intangible lease assets, less accumulated amortization of $307,524 and $298,975, as of March 31, 2014 and December 31, 2013, respectively	271,273	281,220
Construction in progress	10,480	7,949
Total real estate assets	3,928,827	3,972,394
Cash and cash equivalents	86,243	99,855
Tenant receivables, net of allowance for doubtful accounts of $52 as of December 31, 2013	8,140	7,414
Straight line rent receivable	116,343	113,592
Prepaid expenses and other assets	39,969	32,423
Deferred financing costs, less accumulated amortization of $12,578 and $11,938, as of March 31, 2014 and December 31, 2013, respectively	9,588	10,388
Intangible lease origination costs, less accumulated amortization of $219,623 and $216,598, as of March 31, 2014 and December 31, 2013, respectively	140,457	148,889
Deferred lease costs, less accumulated amortization of $30,116 and $27,375, as of March 31, 2014 and December 31, 2013, respectively	98,563	87,527
Investment in development authority bonds	120,000	120,000
Total assets	$4,548,130	$4,592,482
Liabilities:
Line of credit and notes payable	$1,239,452	$1,240,249
Bonds payable, net of discount of $1,007 and $1,070, as of March 31, 2014 and December 31, 2013, respectively	248,993	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	90,096	99,678
Deferred income	24,628	21,938
Intangible lease liabilities, less accumulated amortization of $79,502 and $76,500, as of March 31, 2014 and December 31, 2013, respectively	70,783	73,864
Obligations under capital leases	120,000	120,000
Total liabilities	1,793,952	1,804,659
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 124,964,454 and 124,830,122 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	1,249	1,248
Additional paid-in capital	4,600,355	4,600,166
Cumulative distributions in excess of earnings	(1,844,373)	(1,810,284)
Other comprehensive loss	(3,053)	(3,307)
Total equity	2,754,178	2,787,823
Total liabilities and equity	$4,548,130	$4,592,482
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three months ended March 31,
	2014	2013
Revenues:
Rental income	$100,567	$101,306
Tenant reimbursements	23,733	22,244
Hotel income	4,061	4,954
Other property income	807	288
	129,168	128,792
Expenses:
Property operating costs	38,980	37,584
Hotel operating costs	4,141	4,261
Asset and property management fees:
Related-party	—	4,693
Other	289	613
Depreciation	27,304	26,710
Amortization	18,521	19,902
Impairment loss on real estate assets	13,550	—
General and administrative	6,946	36,819
	109,731	130,582
Real estate operating income (loss)	19,437	(1,790)
Other income (expense):
Interest expense	(17,910)	(26,134)
Interest and other income	1,810	9,111
Gain (loss) on interest rate swaps	(230)	57
	(16,330)	(16,966)
Income (loss) before income tax benefit	3,107	(18,756)
Income tax benefit	344	101
Income (loss) from continuing operations	3,451	(18,655)
Discontinued operations:
Operating income (loss) from discontinued operations	277	(13,967)
Gain (loss) on disposition of discontinued operations	(328)	10,014
Loss from discontinued operations	(51)	(3,953)
Net income (loss)	$3,400	$(22,608)
Per-share information – basic:
Income (loss) from continuing operations	$0.03	$(0.14)
Income (loss) from discontinued operations	$0.00	$(0.03)
Net income (loss)	$0.03	$(0.17)
Weighted-average common shares outstanding – basic	124,851	136,521
Per-share information – diluted:
Income (loss) from continuing operations	$0.03	$(0.14)
Income (loss) from discontinued operations	$0.00	$(0.03)
Net income (loss)	$0.03	$(0.17)
Weighted-average common shares outstanding – diluted	124,887	136,521
Dividends per share	$0.300	$0.380
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three months ended March 31,
	2014	2013
Net income (loss)	$3,400	$(22,608)
Foreign currency translation adjustment realized in discontinued operations	—	(83)
Market value adjustment to interest rate swap	254	549
Comprehensive income (loss)	$3,654	$(22,142)

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	134	1	189	—	—	190
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,489)	—	(37,489)
Net income	—	—	—	3,400	—	3,400
Market value adjustment to interest rate swap	—	—	—	—	254	254
Balance, March 31, 2014	124,964	$1,249	$4,600,355	$(1,844,373)	$(3,053)	$2,754,178

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	818	8	22,885	—	—	—	22,893
Redemptions of common stock	(1,536)	(15)	(38,738)	—	—	—	(38,753)
Increase in redeemable common stock	—	—	—	—	(59,981)	—	(59,981)
Distributions to common stockholders ($0.38 per share)	—	—	—	(51,646)	—	—	(51,646)
Offering costs	—	—	(97)	—	—	—	(97)
Net loss	—	—	—	(22,608)	—	—	(22,608)
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	549	549
Balance, March 31, 2013	136,183	$1,362	$4,885,939	$(1,708,785)	$(159,507)	$(4,755)	$3,014,254

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013 four-for-one reverse stock split (see Note 7, Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three months ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$3,400	$(22,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(2,356)	(6,593)
Depreciation	27,304	30,627
Amortization	18,245	21,329
Impairment losses on real estate assets	13,550	16,867
Noncash interest expense	736	858
Gain on interest rate swaps	(1,097)	(1,678)
Loss (gain) on sale of discontinued operations	328	(10,014)
Stock-based compensation expense	507	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	(1,594)	3,945
Decrease (increase) in prepaid expenses and other assets	2,426	(5,942)
Decrease in accounts payable and accrued expenses	(6,348)	(1,661)
Increase in due to affiliates	—	25,280
Increase (decrease) in deferred income	2,690	(1,886)
Net cash provided by operating activities	57,791	48,524
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	—	65,928
Earnest money paid	(10,000)	—
Capital improvements	(12,773)	(9,197)
Deferred lease costs paid	(10,495)	(2,857)
Net cash provided by (used in) investing activities	(33,268)	53,874
Cash Flows from Financing Activities:
Financing costs paid	—	(41)
Proceeds from lines of credit and notes payable	—	69,000
Repayments of lines of credit and notes payable	(646)	(86,609)
Issuance of common stock	—	22,893
Redemptions of common stock	—	(40,854)
Distributions paid to stockholders	(37,489)	(28,753)
Distributions paid to stockholders and reinvested in shares of our common stock	—	(22,893)
Tender offer and offering costs paid	—	(72)
Net cash used in financing activities	(38,135)	(87,329)
Net increase (decrease) in cash and cash equivalents	(13,612)	15,069
Effect of foreign exchange rate on cash and cash equivalents	—	(103)
Cash and cash equivalents, beginning of period	99,855	53,657
Cash and cash equivalents, end of period	$86,243	$68,623
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(unaudited)

1.	Organization
Columbia Property Trust, Inc ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates in a manner as to qualify as a real estate investment trust ("REIT") for federal income tax purposes and engages in the acquisition and ownership of commercial real estate properties, including properties that have operating histories, are newly constructed, or are under construction. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
Columbia Property Trust typically invests in high-quality, income-generating office properties leased to creditworthy companies and governmental entities. As of March 31, 2014, Columbia Property Trust owned controlling interests in 42 office properties and one hotel, which includes 59 operational buildings. These properties are comprised of approximately 16.8 million square feet of commercial space and are located in 13 states and the District of Columbia. As of March 31, 2014, 41 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 92.4% leased.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2013.
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
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market 18 properties for sale (the "18 Property Sale"). Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values, estimated based on projected discounted future cash flows and recorded corresponding property impairment losses, of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, Columbia Property Trust reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contract price (Level 2) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013.
Columbia Property Trust has revised its investment strategy for the 180 Park Avenue, #103 building in Florham Park, New Jersey to sell the property to a user in the near-term. As a result, management reduced its intended holding period for the property and reevaluated its carrying value as of March 31, 2014 pursuant to the accounting policy outlined above. Columbia Property Trust concluded that the 180 Park Avenue, #103 building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million, in the first quarter of 2014.
The fair value measurements used in the evaluation of the 120 Eagle Rock property and the 333 & 777 Republic Drive property are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized using Level 3 inputs.
For the three months ended March 31, 2013 (in thousands):

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2014, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of March 31, 2014 and December 31, 2013, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2014	Gross	$80,691	$387,433	$360,080	$150,285
	Accumulated Amortization	(58,070)	(235,886)	(219,623)	(79,502)
	Net	$22,621	$151,547	$140,457	$70,783
December 31, 2013	Gross	$80,836	$388,686	$365,487	$150,364
	Accumulated Amortization	(56,859)	(229,065)	(216,598)	(76,500)
	Net	$23,977	$159,621	$148,889	$73,864
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2014	$1,356	$8,073	$8,432	$3,081
For the three months ended March 31, 2013	$1,685	$10,136	$9,923	$3,726

The remaining net intangible assets and liabilities as of March 31, 2014 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2014	$4,047	$23,823	$24,428	$9,200
For the years ending December 31:
2015	4,555	28,323	29,338	10,860
2016	3,823	21,786	22,426	8,513
2017	1,954	16,087	15,980	6,477
2018	1,150	12,407	11,542	5,787
2019	1,083	11,293	10,437	5,226
Thereafter	6,009	37,828	26,306	24,720
	$22,621	$151,547	$140,457	$70,783
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of March 31, 2014 and December 31, 2013, and recognized amortization of these assets of approximately $0.5 million for the three months ended March 31, 2014 and 2013.
As of March 31, 2014, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the nine months ending December 31, 2014	$1,551
For the years ending December 31:
2015	2,069
2016	2,069
2017	2,069
2018	2,069
2019	2,069
Thereafter	85,209
$97,105
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
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,053)	$(3,307)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(6,481)	$(7,579)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(9.5) million and $(10.9) million at March 31, 2014 and December 31, 2013, respectively.

	Three months ended March 31,
	2014	2013
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$254	$549
Gain (loss) on interest rate swap recognized through earnings	$(230)	$57
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
Columbia Property Trust TRS, LLC ("Columbia Property Trust TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Columbia Energy TRS, LLC ("Columbia Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Reclassification
Certain prior period amounts have been reclassified to provide additional detail, or to conform with the current-period financial statement presentation, including discontinued operations (see Note 10, Discontinued Operations).
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). As a result, beginning with our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, Columbia Property Trust will be required to reflect in discontinued operations only those real estate asset sales representing a strategic shift in operations (e.g. a disposal of a major geographical area or a major line of business). Currently, Columbia Property Trust is generally required to reflect all real estate asset sales as discontinued operations, which requires reclassification of the operations of the sold assets from continuing operations for all periods presented. Early adoption is permitted, but only for real estate asset sales that have not been previously reflected as discontinued operations. Columbia Property Trust did not have any real estate sales during the three months ended March 31, 2014.  However, Columbia Property Trust may elect to early adopt ASU 2014-08 in conjunction with a real estate sale during 2014.

3.	Real Estate and Other Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during the three months ended March 31, 2014. On April 22, 2014, Columbia Property Trust acquired a 388,000 square foot office building in San Francisco, California (the "221 Main Street Building"), for $228.8 million, exclusive of transaction costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the JPMorgan Chase Credit Facility and cash on hand. An earnest money deposit of $10.0 million was prepaid for this transaction in March 2014, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheet.
As described in Note 9, Related-Party Transactions and Agreements, Columbia Property Trust acquired Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services") and Columbia Property Trust Services, LLC ("Columbia Property Trust Services") on February 28, 2013. The following unaudited pro forma statements of operations presented for the three months ended March 31, 2013 have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2013 (in thousands).

	Three months ended March 31,
	2014	2013
Revenues	*	$130,021
Net income attributable to common stockholders	*	$11,169

*	Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of the three months ended March 31, 2014.
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
As of March 31, 2014 and December 31, 2013, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	March 31, 2014	December 31, 2013
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	207,374	207,559
100 East Pratt Street Building mortgage note	105,000	105,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	34,068	34,713
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	9,010	8,977
JPMorgan Chase Credit Facility	—	—
Total indebtedness	$1,239,452	$1,240,249
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2014 and December 31, 2013 was approximately $1,251.9 million and $1,245.3 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized. During the three months ended March 31, 2014 and 2013, Columbia Property Trust made interest payments of approximately $13.0 million and $15.0 million, respectively. There was no interest capitalized in either period. As of March 31, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on its $450 Million Term Loan (the "$450 Million Term Loan"), JPMorgan Chase Credit Facility, and notes payable obligations.

5.	Bonds Payable
In 2011, Columbia Property Trust OP issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. No interest payments were made on the 2018 Bonds Payable during the three months ended March 31, 2014 or 2013. As of March 31, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of March 31, 2014 and December 31, 2013 was approximately $250.8 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2014, no such options have been exercised that have not been materially satisfied.

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
2013 Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "2013 Long-Term Incentive Plan"). The 2013 Long-Term Incentive Plan was approved by Columbia Property Trust's shareholders in July 2013. A total of 2,000,000 shares are authorized and reserved for issuance under the 2013 Long-Term Incentive Plan.
On January 21, 2014, Columbia Property Trust granted 143,740 shares of common stock to employees, net of 12,752 shares withheld to settle the related tax liability, under the 2013 Long-Term Incentive Plan (the "2013 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2015, 2016, and 2017. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the 2013 Long-Term Incentive Plan for the three months ended March 31, 2014, follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(36)		$24.82
Forfeited	—		$—
Unvested shares as of March 31, 2014	108	(2)	$24.82

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the grant.

(2)
As of March 31, 2014, we expect approximately 102,000 of the 108,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the 2013 Long-Term Incentive Plan.

In January and April 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, which were made under the 2013 Long-Term Incentive Plan follows:

	Date of Grant	Shares	Weighted Average Grant-Date Fair Value
Q1 2014 Director Grant	January 21, 2014	3,344	24.82
Q2 2014 Director Grant	April 1, 2014	2,968	27.22
Columbia Property Trust incurred $0.5 million in stock-based compensation expense in the first quarter of 2014, of which $0.1 million related to the issuance of shares to independent directors as described above, $0.2 million related to the amortization of unvested awards under the 2013 LTIP Employee Grant, and $0.2 million related to future employee awards to be granted for service during this period. These future awards have been authorized and employee service related to these awards began on January 1, 2014. Columbia Property Trust anticipates granting these awards in January 2015, with 25% of the grant vesting on the grant date and the remaining shares vesting ratably on January 31, 2016, 2017, and 2018 (the "2014 LTIP Employee Grant"). These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2014, there was $2.3 million of unrecognized compensation costs, related to unvested awards under the 2013 LTIP Employee Grant. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
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
8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Other assets assumed at acquisition	$—	$680
Other liabilities assumed at acquisition	$—	$680
Other liabilities settled at disposition	$—	$872
Interest accruing to notes payable	$—	$78
Amortization of premiums on debt	$(88)	$(89)
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$254	$549
Accrued capital expenditures and deferred lease costs	$6,669	$7,300
Accrued deferred financing costs	$24	$—
Accrued redemptions of common stock	$—	$1,554
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$189	$—
Increase in redeemable common stock	$—	$59,981

9.	Related-Party Transactions and Agreements
Until December 31, 2013, Columbia Property Trust was party to agreements with various entities of Wells Real Estate Funds ("WREF"), which served as our Advisor (the "Advisor"). Leo Wells, the sole director of WREF, was a member of our board of directors through May 2013, and as a result WREF was a related party through December 31, 2013. All of the agreements between Columbia Property Trust and WREF terminated on or before December 31, 2013, and no additional related party fees have been incurred during 2014. The following is a description of the agreements in place during 2013.
Advisory Agreement
From December 2003 through February 27, 2013, Columbia Property Trust operated as an externally advised REIT pursuant to an advisory agreement under which a subsidiary of WREF, Columbia Property Trust Advisory Services, performed certain key functions on behalf of Columbia Property Trust, including, among others, managing the day-to-day operations, investing capital proceeds, and arranging financings. Under the terms of the advisory agreement in place from January 1, 2013 to February 27, 2013 (the "Advisory Agreement"), Columbia Property Trust incurred fees and reimbursements payable to the Advisor for services as described below:

•	Asset Management Fees - Such fees were paid monthly to WREF for managing the day-to-day operations of Columbia Property Trust.

•
Administrative Reimbursements - Reimbursements for all costs and expenses the Advisor incurred in fulfilling its duties as the asset portfolio manager, generally included wages and salaries and other employee-related expenses of the WREF's employees and amounts paid for an individual retirement account, or "IRA," custodial service costs allocated to Columbia Property Trust accounts.

Property Management Agreement
Also during January and February 2013, a subsidiary of WREF, Columbia Property Trust Services, provided the personnel necessary to carry out property management services on behalf of Wells Management Company, Inc. ("Wells Management") and its affiliates pursuant to a property management agreement (the "Property Management Agreement") with affiliates of WREF (the "Property Manager"). Under the Property Management Agreement, the Property Manager received fees and reimbursements in consideration for supervising the management, leasing, and construction of certain Columbia Property Trust properties.
Transition Services Agreement
As Columbia Property Trust began to make plans to transition to self-management, it entered into an agreement with WREF, under which WREF provided services to support the transition of Columbia Property Trust from an externally-advised management platform to a self-managed structure (the "Transition Services Agreement"). Pursuant to the Transition Services Agreement, which was in place from July 1, 2012 to December 31, 2013, (i) WREF was required to transfer the assets and employees necessary to provide the services under the Advisory Agreement (other than investor services and property management) to Columbia Property Trust Advisory Services; and (ii) Columbia Property Trust had the option to acquire Columbia Property Trust Advisory Services from WREF at any time during 2013 (the "Columbia Property Trust Advisory Services Assignment Option"). The Columbia Property Trust Advisory Services Assignment Option closed as of February 28, 2013, and all assets were transferred by June 30, 2013. No payment was associated with the assignment; however, Columbia Property Trust was required to pay WREF a total of $6.0 million payable in 12 monthly installments of $0.5 million commencing on July 31, 2012 for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services to prepare for a successful transition to a self-managed structure. In addition, Columbia Property Trust and WREF were each obligated to pay half of any out-of-pocket and third-party costs and expenses incurred in connection with providing these services, provided that Columbia Property Trust's obligation to reimburse WREF for such expenses was limited to approximately $250,000 in the aggregate. Pursuant to the Transition Services Agreement at the close of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into a consulting services agreement with WREF as described below.
On December 28, 2012, the Transition Services Agreement was amended and Wells Management and Columbia Property Trust Services were made parties to the agreement. Pursuant to the amendment, Columbia Property Trust could acquire Columbia Property Trust Services (the "Columbia Property Trust Services Assignment Option"), the entity that provided personnel to carry out property management services on behalf of Wells Management and its affiliates under the terms of the Property Management Agreement, in connection with exercising the Columbia Property Trust Advisory Services Assignment Option.  Columbia Property Trust exercised both options on February 28, 2013. No payment was associated with the assignment; however, Columbia Property Trust was obligated to pay a fee to WREF of  approximately $2.8 million in monthly installments from July 2013 through December 2013. The fees paid under the Transition Services Agreement are included in general and administrative expense for 2013 in the accompanying consolidated statement of operations.
Consulting Services Agreement
On February 28, 2013, the Columbia Property Trust Advisory Services Assignment Option and Columbia Property Trust Services Assignment Option closed, and in connection therewith, the Advisory Agreement, Property Management Agreement, and Investor Services Agreement (as described below) terminated, and Columbia Property Trust entered into a consulting services agreement with WREF (the "Consulting Services Agreement"). Under the Consulting Services Agreement, WREF provided consulting services with respect to the same matters that the Advisor provided services under the Advisory Agreement. Payments under the Consulting Services Agreement were monthly fees in the same amount as the asset management fee that would have been paid under the most recently effective advisory agreement, if the most recently effective advisory agreement was not terminated. The Consulting Services Agreement terminated on December 31, 2013. The fees incurred under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.
Investor Services Agreements
Columbia Property Trust and WREF entered into an investor services agreement, effective January 1, 2013 through February 28, 2013, that required WREF to provide certain investor and transfer agent support services to Columbia Property Trust (the "Investor

Services Agreement"). As the sole consideration for these services, Columbia Property Trust reimbursed WREF for expenses incurred in connection with carrying out such services.
Effective February 28, 2013, upon the effective date of the Columbia Property Trust Advisory Services Assignment Option, Columbia Property Trust entered into an agreement with WREF, which required WREF to provide the investor and transfer agent support services to Columbia Property Trust that were previously provided for under the Investor Services Agreement (the "2013 Investor Services Agreement"). The 2013 Investor Services Agreement required Columbia Property Trust to compensate WREF for these services by reimbursing the related expenses and payroll costs, plus a premium. This agreement terminated on December 31, 2013.
Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three months ended March 31,
	2014	2013
Consulting fees(1)	$—	$25,417
Transition services(2)	—	5,750
Asset management fees	—	5,083
Administrative reimbursements, net(3)	—	1,821
Property management fees	—	523
Construction fees(4)	—	139
Investor services	—	91
Other	—	49
Total	$—	$38,873

(1)	$2.5 million of the $25.4 million of consulting fees incurred were paid during the three months ended March 31, 2013. The remaining $22.9 million were paid ratably over the remainder of 2013.

(2)
$1.5 million of the $5.8 million of transition services fees incurred were paid during the three months ended March 31, 2013; $1.5 million was paid in both the second and third quarters of 2013; and the remaining $1.3 million was paid in the fourth quarter of 2013.

(3)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million for the three months ended March 31, 2013.

(4)	Construction fees are capitalized to real estate assets as incurred.

10.	Discontinued Operations
The historical operating results and gains from the disposition of certain assets, including assets "held for sale," when applicable, and operating properties sold, are required to be reflected in a separate section ("discontinued operations") in the consolidated statements of operations for all periods presented. As a result, the revenues and expenses of the following properties are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations for all periods presented: the properties included in the 18 Property Sale, which closed on November 5, 2013 for $521.5 million and resulted in a net gain of $1.2 million; Dvintsev Business Center - Tower B, which sold on March 21, 2013 for $67.5 million and resulted in a gain of $10.0 million; and the Nine Property Sale, which closed on December 12, 2012 for $260.5 million and resulted in a net gain of $3.2 million.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended March 31,
	2014	2013
Revenues:
Rental income	$3	$15,122
Tenant reimbursements	(51)	3,365
	(48)	18,487
Expenses:
Property operating costs	(347)	6,305
Asset and property management fees	7	1,158
Depreciation	—	3,917
Amortization	—	2,045
Impairment loss on real estate assets	—	16,867
General and administrative	18	1,035
Total expenses	(322)	31,327
Operating income (loss)	274	(12,840)
Other income (expense):
Interest expense	—	(1,126)
Interest and other income	3	3
Income (loss) from discontinued operations before income tax expense	277	(13,963)
Income tax expense	—	(4)
Income (loss) from discontinued operations	277	(13,967)
Gain (loss) on disposition of discontinued operations	(328)	10,014
Loss from discontinued operations	$(51)	$(3,953)

11.    Earnings Per Share
For the first quarter of 2014, for the basic and diluted earnings per-share computations, net income (loss) and income (loss) from continuing operations have been reduced for the dividends paid on unvested shares related to the 2013 LTIP Employee Grant and the 2014 LTIP Employee Grant. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three months ended March 31,
	2014	2013
Net income (loss)	$3,400	$(22,608)
Distributions paid on unvested shares	(32)	—
Net income (loss) used to calculate basic and diluted earnings per share	$3,368	$(22,608)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three months ended March 31,
	2014	2013
Weighted-average common shares - basic	124,851	136,521
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
2013 LTIP Employee Grant	23	—
2014 LTIP Employee Grant	13	—
Weighted-average common shares - diluted	124,887	136,521
12.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries and Non-Guarantor Subsidiaries
The 2018 Bonds Payable (see Note 5, Bonds Payable) were issued by Columbia Property Trust OP, and are guaranteed by Columbia Property Trust. As a result of amending the $450 Million Term Loan and the JPMorgan Chase Credit Facility in August 2013, all of the indirect and direct subsidiaries of Columbia Property Trust that previously guaranteed the $450.0 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable were released under customary circumstances as guarantors, which resulted in the reclassification of prior-period amounts from the guarantor to the non-guarantor groupings within the condensed consolidating financial statements to conform with the current period presentation. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP), as defined in the bond indenture, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantees are full and unconditional; and

(3)	The guarantees are joint and several.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands); and its condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$697,311	$—	$703,552
Buildings and improvements, net	—	24,281	2,919,241	—	2,943,522
Intangible lease assets, net	—	—	271,273	—	271,273
Construction in progress	—	154	10,326	—	10,480
Total real estate assets	—	30,676	3,898,151	—	3,928,827
Cash and cash equivalents	25,497	40,402	20,344	—	86,243
Investment in subsidiaries	2,541,298	2,283,550	—	(4,824,848)	—
Tenant receivables, net of allowance	—	197	7,943	—	8,140
Straight line rent receivable	—	24	116,319	—	116,343
Prepaid expenses and other assets	187,477	149,739	24,427	(321,674)	39,969
Deferred financing costs, net	—	8,048	1,540	—	9,588
Intangible lease origination costs, net	—	—	140,457	—	140,457
Deferred lease costs, net	—	1,507	97,056	—	98,563
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,754,272	$2,514,143	$4,426,237	$(5,146,522)	$4,548,130
Liabilities:
Line of credit and notes payable	$—	$450,000	$1,109,545	$(320,093)	$1,239,452
Bonds payable, net	—	248,993	—	—	248,993
Accounts payable, accrued expenses, and accrued capital expenditures	94	14,432	75,570	—	90,096
Due to affiliates	—	12	1,569	(1,581)	—
Deferred income	—	185	24,443	—	24,628
Intangible lease liabilities, net	—	—	70,783	—	70,783
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	94	713,622	1,401,910	(321,674)	1,793,952
Equity:
Total equity	2,754,178	1,800,521	3,024,327	(4,824,848)	2,754,178
Total liabilities and equity	$2,754,272	$2,514,143	$4,426,237	$(5,146,522)	$4,548,130

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$700,697	$—	$706,938
Building and improvements, net	—	24,185	2,952,102	—	2,976,287
Intangible lease assets, net	—	—	281,220	—	281,220
Construction in progress	—	28	7,921	—	7,949
Total real estate assets	—	30,454	3,941,940	—	3,972,394
Cash and cash equivalents	53,322	20,708	25,825	—	99,855
Investment in subsidiaries	2,557,347	2,286,982	—	(4,844,329)	—
Tenant receivables, net of allowance	—	—	7,414	—	7,414
Straight line rent receivable	—	22	113,570	—	113,592
Prepaid expenses and other assets	177,185	150,806	26,602	(322,170)	32,423
Deferred financing costs, net	—	8,762	1,626	—	10,388
Intangible lease origination costs, net	—	—	148,889	—	148,889
Deferred lease costs, net	—	1,495	86,032	—	87,527
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482
Liabilities:
Lines of credit and notes payable	$—	$450,000	$1,110,838	$(320,589)	$1,240,249
Bonds payable, net	—	248,930	—	—	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	31	11,816	87,831	—	99,678
Due to (from) affiliates	—	(925)	2,506	(1,581)	—
Deferred income	—	146	21,792	—	21,938
Intangible lease liabilities, net	—	—	73,864	—	73,864
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	31	709,967	1,416,831	(322,170)	1,804,659
Equity:
Total equity	2,787,823	1,789,262	3,055,067	(4,844,329)	2,787,823
Total liabilities, redeemable common stock, and equity	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$109	$100,547	$(89)	$100,567
Tenant reimbursements	—	46	23,687	—	23,733
Hotel income	—	—	4,061	—	4,061
Other property income	—	—	844	(37)	807
	—	155	129,139	(126)	129,168
Expenses:
Property operating costs	—	610	38,459	(89)	38,980
Hotel operating costs	—	—	4,141	—	4,141
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	575	(286)	289
Depreciation	—	381	26,923	—	27,304
Amortization	—	9	18,512	—	18,521
Impairment loss on real estate assets	—	—	13,550	—	13,550
General and administrative	29	2,617	4,333	(33)	6,946
	29	3,621	106,493	(412)	109,731
Real estate operating income (loss)	(29)	(3,466)	22,646	286	19,437
Other income (expense):
Interest expense	—	(7,434)	(15,158)	4,682	(17,910)
Interest and other income	1,988	2,695	1,809	(4,682)	1,810
Loss on interest rate swaps	—	—	(230)	—	(230)
Income from equity investment	1,441	8,617	—	(10,058)	—
	3,429	3,878	(13,579)	(10,058)	(16,330)
Income before income tax expense	3,400	412	9,067	(9,772)	3,107
Income tax benefit (expense)	—	(1)	345	—	344
Income from continuing operations	3,400	411	9,412	(9,772)	3,451
Discontinued operations:
Operating income from discontinued operations	—	—	277	—	277
Loss on disposition of discontinued operations	—	—	(328)	—	(328)
Loss from discontinued operations	—	—	(51)	—	(51)
Net income	$3,400	$411	$9,361	$(9,772)	$3,400

Consolidating Statements of Operations (in thousands)

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$101,234	$(29)	$101,306
Tenant reimbursements	—	103	22,141	—	22,244
Hotel income	—	—	4,954	—	4,954
Other property income	—	17	303	(32)	288
	—	221	128,632	(61)	128,792
Expenses:
Property operating costs	—	475	37,138	(29)	37,584
Hotel operating costs	—	—	4,261	—	4,261
Asset and property management fees:
Related-party	4,397	3	313	(20)	4,693
Other	—	—	613	—	613
Depreciation	—	233	26,477	—	26,710
Amortization	—	7	19,895	—	19,902
General and administrative	—	33,705	3,126	(12)	36,819
	4,397	34,423	91,823	(61)	130,582
Real estate operating income (loss)	(4,397)	(34,202)	36,809	—	(1,790)
Other income (expense):
Interest expense	—	(8,177)	(22,685)	4,728	(26,134)
Interest and other income	1,997	2,732	9,110	(4,728)	9,111
Gain on interest rate swaps	—	—	57	—	57
Income (loss) from equity investment	(20,208)	18,333	—	1,875	—
	(18,211)	12,888	(13,518)	1,875	(16,966)
Income (loss) before income tax benefit (expense)	(22,608)	(21,314)	23,291	1,875	(18,756)
Income tax benefit (expense)	—	(1)	102	—	101
Income (loss) from continuing operations	(22,608)	(21,315)	23,393	1,875	(18,655)
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(14,625)	—	(13,967)
Gain on disposition of discontinued operations	—	—	10,014	—	10,014
Income (loss) from discontinued operations	—	658	(4,611)	—	(3,953)
Net income (loss)	$(22,608)	$(20,657)	$18,782	$1,875	$(22,608)

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$3,400	$411	$9,361	$(9,772)	$3,400
Market value adjustment to interest rate swap	254	254	—	(254)	254
Comprehensive income	$3,654	$665	$9,361	$(10,026)	$3,654

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(22,608)	$(20,657)	$18,782	$1,875	$(22,608)
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	549	549	—	(549)	549
Comprehensive income (loss)	$(22,142)	$(20,108)	$18,699	$1,409	$(22,142)

Consolidating Statements of Cash Flows (in thousands)

	For the three months ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(28)	$(9,614)	$67,433	$—	$57,791
Cash flows from investing activities:
Investment in real estate and related assets	—	(10,932)	(22,336)	—	(33,268)
Investments in subsidiaries	(13,700)	(12,985)	—	26,685	—
Net cash provided by (used in) investing activities	(13,700)	(23,917)	(22,336)	26,685	(33,268)
Cash flows from financing activities:
Repayments of notes payable	—	—	(646)	—	(646)
Distributions	(37,489)	—	—	—	(37,489)
Intercompany contributions (distributions)	23,392	53,225	(49,932)	(26,685)	—
Net cash provided by (used in) financing activities	(14,097)	53,225	(50,578)	(26,685)	(38,135)
Net increase (decrease) in cash and cash equivalents	(27,825)	19,694	(5,481)	—	(13,612)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$25,497	$40,402	$20,344	$—	$86,243

	For the three months ended March 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$—	$(21,051)	$69,575	$48,524
Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	65,928
Investment in real estate and related assets	—	(2,481)	(9,573)	(12,054)
Net cash provided by (used in) investing activities	—	63,447	(9,573)	53,874
Cash flows from financing activities:
Borrowings, net of fees	—	69,000	(41)	68,959
Repayments of line of credit and notes payable	—	(86,000)	(609)	(86,609)
Issuance of common stock, net of redemptions and fees	(18,033)	—	—	(18,033)
Distributions	(51,646)	—	—	(51,646)
Intercompany transfers, net	69,268	(15,148)	(54,120)	—
Net cash provided by (used in) financing activities	(411)	(32,148)	(54,770)	(87,329)
Net increase (decrease) in cash and cash equivalents	(411)	10,248	5,232	15,069
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$20,503	$15,070	$33,050	$68,623

13.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Acquisition
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building as described in Note 3, Real Estate and Other Transactions.
Dividend Declaration
On May 7, 2014, the board of directors declared dividends for the second quarter of 2014 in the amount of $0.30 per share, payable on June 17, 2014 to stockholders of record on June 2, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K").
Overview
During 2014, we have continued to focus on proactively managing our real estate portfolio with an emphasis on leasing and refining the composition of our portfolio to enhance the REIT's value potential and, consequently, its attractiveness to current and future investors. We are immediately focused on improving our market concentration by growing our economic presence in key markets through strategic investment opportunities, and by divesting of properties situated in outlying markets, or which face more challenging appreciation prospects. In furtherance of these objectives, we acquired the 221 Main Street Building in San Francisco, California for $228.8 million, exclusive of transaction costs, in April 2014. This acquisition increases our presence in San Francisco and portfolio concentration in central business district markets and multi-tenant buildings. We will continue to seek transactions that we believe will improve our geographical concentration and strengthen the underlying real estate fundamentals of our portfolio. Over the intermediate and longer term, we are continuing to seek to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-add investments. While transitioning the portfolio to more growth-oriented, core-plus, and value-add properties will likely cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
Liquidity and Capital Resources
Overview
In 2014, we have continued to actively manage our real estate portfolio through pursuing strategic acquisitions and select dispositions to concentrate our market focus and leasing and re-leasing space. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 for the first quarter of 2014. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with recycled capital proceeds from property sales, debt or cash on hand. The acquisition of the 221 Main Street Building was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on our revolving credit facility, and cash on hand.
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2014, we generated net cash flows from operating activities of $57.8 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $37.5 million. On a short-term basis, we expect our primary sources of capital to be operating cash flows and select property dispositions. We expect that our principal demands for funds will be operating expenses, property acquisitions, distributions to stockholders, capital improvements to our existing assets, and interest and principal on current debt and any future debt financings.
During the three months ended March 31, 2014, we used excess operating cash flows, along with cash on hand, to fund capital expenditures of $33.3 million and debt repayments of $0.6 million.
We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the NYSE on October 10, 2013, which, we believe, provides us access to additional and more efficient sources of capital. As of April 30, 2014, we had access to borrowing capacity under the JPMorgan Credit Facility of $384.0 million.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and proceeds from secured or unsecured borrowings from third-party lenders. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of March 31, 2014, our debt-to-real-estate-asset ratio was approximately 29.3%.
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
$450 Million Term Loan
The $450 Million Term Loan matures on February 3, 2016, with two, one-year extension options available. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.27%. Additionally, we have four accordion options available for an aggregate amount of $250.0 million, in minimum amounts of $25.0 million each.
JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500 million and matures on August 21, 2017, with a one-year extension option. As of March 31, 2014, there were no outstanding borrowings on the JPMorgan Chase Credit Facility. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at LIBOR plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility up to $800.0 million, subject to certain limitations.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of March 31, 2014. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.
Contractual Commitments and Contingencies
Our contractual obligations have not changed materially from those reported in our 2013 Form 10-K.

Results of Operations
Overview
As of March 31, 2014, we owned controlling interests in 42 office properties, which were approximately 92.4% leased, and one hotel. Our operating income has increased for the three months ended March 31, 2014, as compared to the same period in 2013, primarily due to fees incurred through February 28, 2013 in connection with transitioning to a self-managed structure in the first quarter of 2013, which were included in general and administrative expense in our accompanying statement of operations. These agreements expired on December 31, 2013. In the near term, we expect operating income to increase slightly as a result of the acquisition of the 221 Main Street Building in April 2014, and to fluctuate over the longer term based on leasing activities, acquisitions, and dispositions.
Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2013
Continuing Operations
Rental income remained stable at $100.6 million and $101.3 million for the three months ended March 31, 2014 and 2013, respectively. Over the near term, rental income is expected to increase due to the acquisition of the 221 Main Street Building in April 2014. Over the longer term, rental income will fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $23.7 million and $39.0 million, respectively, for the three months ended March 31, 2014, which represents an increase from $22.2 million and $37.6 million for the three months ended March 31, 2013, respectively, primarily due to increases in property taxes resulting from annual assessments and increased costs related to ice and snow removal resulting from severe winter weather in the current year period. Over the near term, tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.1) million for the three months ended March 31, 2014, which represents a decrease as compared to $0.7 million for the three months ended March 31, 2013, primarily due to unfavorable weather in Cleveland, Ohio and ongoing renovations at the hotel, which resulted in lower occupancy during the first quarter of 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $0.8 million for the three months ended March 31, 2014, which represents an increase as compared to $0.3 million for the three months ended March 31, 2013, primarily due to fees earned in connection with a lease restructuring at our Key Center Tower Building during the first quarter of 2014. Future other property income fluctuations are expected to primarily relate to future lease restructuring and termination activities.
Asset and property management fees were $0.3 million for the three months ended March 31, 2014, which represents a decrease as compared to $5.3 million for the three months ended March 31, 2013, due to the Advisory Agreement in place for the first two months of 2013 as further discussed in Note 9, Related-Party Transactions and Agreements. Future asset and property management fees are expected to remain at similar levels, as no related-party asset or property management fees will be incurred. Such services are now performed by employees of Columbia Property Trust.
Depreciation remained relatively stable at $27.3 million and $26.7 million for the three months ended March 31, 2014 and 2013, respectively. Excluding the impact of dispositions, and changes to the leases currently in place at our properties, depreciation is expected to increase in future periods, as compared to historical periods, due to the acquisition of the 221 Main Street Building and ongoing capital improvements at our existing properties.
Amortization was $18.5 million for the three months ended March 31, 2014, which represents a decrease as compared to $19.9 million for the three months ended March 31, 2013, primarily due to write offs of unamortized lease-specific assets related to a lease termination in the fourth quarter of 2013. Excluding the impact of changes to the leases currently in place at our properties, we expect future amortization to increase due to the acquisition of the 221 Main Street Building.
We have revised our investment strategy for the 180 Park Avenue, #103 property in Florham Park, New Jersey to sell "as-is" in the near term. As a result, we reduced the carrying value of the property to its estimated fair value by recognizing a property impairment loss of $13.6 million in the first quarter of 2014. We expect future impairment losses on real estate assets to be dependent upon the nature, timing, and extent of future disposition activity.
General and administrative expenses were $6.9 million for the three months ended March 31, 2014, which represents a decrease as compared to $36.8 million for the three months ended March 31, 2013, primarily due to the contractual impact of transitioning to a self-managed structure in 2013 (see Note 9, Related-Party Transactions and Agreements for details). We expect future general and administrative expenses to increase slightly due to costs associated with our annual stockholders meeting in the near term, and various other corporate initiatives expected in the longer term.
Interest expense was $17.9 million for the three months ended March 31, 2014, which represents a decrease as compared to $26.1 million for the three months ended March 31, 2013, primarily due to the settlement of $466.0 million of our $586.0 million total capital lease obligations in December 2013 and reduced interest rates as a result of our debt refinancings in August 2013. Interest expense is expected to increase slightly in future periods due to the assumption of the note payable in connection with the 221 Main Street Building acquisition and potential borrowings under the JPMorgan Chase Credit Facility.
Interest and other income was $1.8 million for the three months ended March 31, 2014, which represents a decrease as compared to $9.1 million for the three months ended March 31, 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds and the related obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this activity consists of interest income earned on investments in development authority bonds with a remaining term of approximately 7.8 years as of March 31, 2014.
We recognized a gain (loss) on interest rate swaps that do not qualify for hedge accounting treatment of approximately $(0.2) million for the three months ended March 31, 2014, compared to $0.1 million for the three months ended March 31, 2013. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Discontinued Operations
Loss from discontinued operations was approximately $(0.1) million for the three months ended March 31, 2014, which represents a decrease as compared to a loss of $(4.0) million for the three months ended March 31, 2013. The decrease in the loss is due to the impairment loss related to the 120 Eagle Rock and the 333 & 777 Republic Drive Buildings, which were included in the 18 Property Sale, recognized in the first three months of 2013. As further explained in Note 10, Discontinued Operations, to the accompanying consolidated financial statements, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income (loss) attributable to Columbia Property Trust was $3.4 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2014, which represents an increase as compared to $(22.6) million, or $(0.17) per basic and diluted share, for the three months ended March 31, 2013. The increase is primarily due to nonrecurring fees incurred under the Transition Services Agreement and the Consulting Services Agreement in 2013 (see Note 9, Related-Party Transactions and Agreements, of the accompanying financial statements) and year -over-year fluctuations in discontinued operations activity. We expect near-term earnings to remain relatively stable, as the additional revenues generated from the 221 Main Street Building are expected to be offset by related expenses, and future earnings are expected to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Funds From Operations
Funds from operations ("FFO") is a non-GAAP measure used by many investors and analysts that follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
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

FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) as an indicator of financial performance.
Reconciliations of net income to FFO (in thousands):

	Three months ended March 31,
	2014	2013
Reconciliation of Net Income to Funds From Operations:
Net income (loss)	$3,400	$(22,608)
Adjustments:
Depreciation of real estate assets	27,304	30,627
Amortization of lease-related costs	18,521	21,947
Impairment loss on real estate assets	13,550	16,867
Loss (gain) on disposition of discontinued operations	328	(10,014)
Total Funds From Operations adjustments	59,703	59,427
Funds From Operations	$63,103	$36,819
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
Columbia Property Trust TRS, Columbia KCP TRS, and Columbia Energy TRS are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to Columbia Property Trust TRS, Columbia KCP TRS, and Columbia Energy TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we initiated a process to market 18 properties for sale (the "18 Property Sale"). Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values, estimated based on projected discounted future cash flows and recorded corresponding property impairment losses, of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, we reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contract price (Level 2) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013.

We have revised our investment strategy for the 180 Park Avenue, #103 building in Florham Park, New Jersey to sell the property to a user in the near-term. As a result, management reduced its intended holding period for the property and reevaluated its carrying value as of March 31, 2014 pursuant to the accounting policy outlined above. We concluded that the 180 Park Avenue, #103 building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million, in the first quarter of 2014.
The fair value measurements used in the evaluation of the 120 Eagle Rock property and the 333 & 777 Republic Drive property are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized using Level 3 inputs.
For the three months ended March 31, 2013 (in thousands):

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2014, none of our properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
Related Parties Transactions and Agreements
During 2013, we were party to agreements with our former advisor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services, property management, and transition services. All such agreements terminated on December 31, 2013. See Note 9, Related-Party Transactions and Agreements, of our accompanying consolidated financial statements for details of our 2013 related-party transactions, agreements, and fees.
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
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Acquisition
On April 22, 2014, we acquired the 221 Main Street Building as described in Note 3, Real Estate and Other Transactions, of the accompanying financial statements.
Dividend Declaration
On May 7, 2014, the board of directors declared dividends for the second quarter of 2014 in the amount of $0.30 per share, payable on June 17, 2014 to stockholders of record on June 2, 2014.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan and the 333 Market Street Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rates on the $450 Million Term Loan and the 333 Market Street Building mortgage note have been effectively fixed through the interest rate swap agreements described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis.
As of March 31, 2014, we had no outstanding borrowings under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.4 million outstanding on the 333 Market Street Building mortgage note; $249.0 million in 5.875% bonds outstanding; and $582.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.38% as of March 31, 2014.
Approximately $1,488.4 million of our total debt outstanding as of March 31, 2014, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2014, these balances incurred interest expense at an average interest rate of 4.38% and have expirations ranging from 2014 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at March 31, 2014, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2014 we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended March 31, 2014, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
January 2014	12,752	$24.82
February 2014	—	$—
March 2014	—	$—

(1)
All activity for the first quarter of 2014 related to the remittances of shares for income taxes associated with stock grants under the 2013 Long-Term Incentive Plan (see Note 7, Stockholders' Equity).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2014, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	May 8, 2014	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2014 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Second Amended and Restated Articles of Incorporation as Amended by the First, Second, and Third Articles of Amendment and the Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

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