Form 10-Q
period 2014-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2014-08-07
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of July 31, 2014: 124,969,182 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Columbia Property Trust, Inc. ("Columbia Property Trust," "the Company," "we," "our," or "us") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2013. Columbia Property Trust's results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$749,068	$706,938
Buildings and improvements, less accumulated depreciation of $641,687 and $604,497, as of June 30, 2014 and December 31, 2013, respectively	3,020,793	2,976,287
Intangible lease assets, less accumulated amortization of $308,341 and $298,975, as of June 30, 2014 and December 31, 2013, respectively	269,821	281,220
Construction in progress	18,943	7,949
Real estate assets held for sale, less accumulated depreciation and amortization of $14,527, as of June 30, 2014	49,809	—
Total real estate assets	4,108,434	3,972,394
Cash and cash equivalents	49,334	99,855
Tenant receivables, net of allowance for doubtful accounts of $10 and $52 as of June 30, 2014 and December 31, 2013, respectively	7,154	7,414
Straight line rent receivable	117,991	113,592
Prepaid expenses and other assets	27,974	32,423
Deferred financing costs, less accumulated amortization of $13,444 and $11,938, as of June 30, 2014 and December 31, 2013, respectively	9,527	10,388
Intangible lease origination costs, less accumulated amortization of $221,615 and $216,598, as of June 30, 2014 and December 31, 2013, respectively	133,778	148,889
Deferred lease costs, less accumulated amortization of $33,096 and $27,375, as of June 30, 2014 and December 31, 2013, respectively	105,640	87,527
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $4,296, as of June 30, 2014	1,539	—
Total assets	$4,681,371	$4,592,482
Liabilities:
Line of credit and notes payable	$1,386,644	$1,240,249
Bonds payable, net of discount of $944 and $1,070, as of June 30, 2014 and December 31, 2013, respectively	249,056	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	98,737	99,678
Deferred income	24,353	21,938
Intangible lease liabilities, less accumulated amortization of $78,945 and $76,500, as of June 30, 2014 and December 31, 2013, respectively	76,069	73,864
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization of $3,719, as of June 30, 2014	1,327	—
Total liabilities	1,956,186	1,804,659
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, 124,966,166 and 124,830,122 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	1,249	1,248
Additional paid-in capital	4,600,874	4,600,166
Cumulative distributions in excess of earnings	(1,873,842)	(1,810,284)
Other comprehensive loss	(3,096)	(3,307)
Total equity	2,725,185	2,787,823
Total liabilities and equity	$4,681,371	$4,592,482
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$103,821	$103,103	$204,388	$204,409
Tenant reimbursements	22,934	21,266	46,667	43,510
Hotel income	6,505	6,562	10,566	11,516
Other property income	3,497	966	4,304	1,254
	136,757	131,897	265,925	260,689
Expenses:
Property operating costs	38,832	37,069	77,812	74,653
Hotel operating costs	4,689	4,820	8,830	9,081
Asset and property management fees:
Related-party	—	—	—	4,693
Other	675	530	964	1,143
Depreciation	30,169	26,955	57,473	53,665
Amortization	20,221	19,982	38,742	39,884
Impairment loss on real estate assets	1,432	—	14,982	—
General and administrative	8,412	8,957	15,358	45,776
Acquisition expenses	6,102	—	6,102	—
	110,532	98,313	220,263	228,895
Real estate operating income	26,225	33,584	45,662	31,794
Other income (expense):
Interest expense	(18,860)	(26,049)	(36,770)	(52,183)
Interest and other income	1,802	9,113	3,612	18,224
Gain (loss) on interest rate swaps	(105)	164	(335)	221
	(17,163)	(16,772)	(33,493)	(33,738)
Income (loss) before income tax expense	9,062	16,812	12,169	(1,944)
Income tax expense	(351)	(323)	(7)	(222)
Income (loss) from continuing operations	8,711	16,489	12,162	(2,166)
Discontinued operations:
Operating income (loss) from discontinued operations	(40)	4,112	237	(9,855)
Gain (loss) on disposition of discontinued operations	(650)	—	(978)	10,014
Income (loss) from discontinued operations	(690)	4,112	(741)	159
Net income (loss)	$8,021	$20,601	$11,421	$(2,007)
Per-share information – basic:
Income (loss) from continuing operations	$0.07	$0.12	$0.10	$(0.02)
Income (loss) from discontinued operations	$(0.01)	$0.03	$(0.01)	$0.00
Net income (loss)	$0.06	$0.15	$0.09	$(0.01)
Weighted-average common shares outstanding – basic	124,860	135,816	124,855	136,166
Per-share information – diluted:
Income (loss) from continuing operations	$0.07	$0.12	$0.10	$(0.02)
Income (loss) from discontinued operations	$(0.01)	$0.03	$(0.01)	$0.00
Net income (loss)	$0.06	$0.15	$0.09	$(0.01)
Weighted-average common shares outstanding – diluted	124,919	135,816	124,901	136,166
Dividends per share	$0.300	$0.380	$0.600	$0.760

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$8,021	$20,601	$11,421	$(2,007)
Foreign currency translation adjustment realized in discontinued operations	—	—	—	(83)
Market value adjustment to interest rate swap	(43)	2,168	211	2,717
Comprehensive income	$7,978	$22,769	$11,632	$627

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	136	1	708	—	—	709
Distributions to common stockholders ($0.60 per share)	—	—	—	(74,979)	—	(74,979)
Net income	—	—	—	11,421	—	11,421
Market value adjustment to interest rate swap	—	—	—	—	211	211
Balance, June 30, 2014	124,966	$1,249	$4,600,874	$(1,873,842)	$(3,096)	$2,725,185

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	1,657	17	46,385	—	—	—	46,402
Redemptions of common stock	(2,986)	(30)	(77,003)	—	—	—	(77,033)
Increase in redeemable common stock	—	—	—	—	(22,226)	—	(22,226)
Distributions to common stockholders ($0.76 per share)	—	—	—	(103,030)	—	—	(103,030)
Offering costs	—	—	(127)	—	—	—	(127)
Net loss	—	—	—	(2,007)	—	—	(2,007)
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	2,717	2,717
Balance, June 30, 2013	135,572	$1,356	$4,871,144	$(1,739,568)	$(121,752)	$(2,587)	$3,008,593

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013 four-for-one reverse stock split (see Note 7, Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$11,421	$(2,007)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Straight-line rental income	(4,623)	(13,121)
Depreciation	57,473	61,235
Amortization	37,542	43,100
Impairment losses on real estate assets	14,982	16,867
Noncash interest expense	1,512	1,720
Gain on interest rate swaps	(2,324)	(3,461)
Loss (gain) on sale of real estate	978	(10,014)
Stock-based compensation expense	1,023	—
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	(455)	5,872
Decrease (increase) in prepaid expenses and other assets	650	(3,989)
Decrease in accounts payable and accrued expenses	(7,957)	(4,422)
Increase in due to affiliates	—	16,205
Increase (decrease) in deferred income	2,761	(5,664)
Net cash provided by operating activities	112,983	102,321
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	27,131	65,928
Real estate acquisitions	(155,203)	—
Capital improvements	(18,868)	(22,495)
Deferred lease costs paid	(14,487)	(9,816)
Net cash provided by (used in) investing activities	(161,427)	33,617
Cash Flows from Financing Activities:
Financing costs paid	(798)	(240)
Proceeds from lines of credit and notes payable	130,000	120,000
Repayments of lines of credit and notes payable	(56,300)	(112,227)
Issuance of common stock	—	46,402
Redemptions of common stock	—	(78,609)
Distributions paid to stockholders	(74,979)	(56,628)
Distributions paid to stockholders and reinvested in shares of our common stock	—	(46,402)
Tender offer and offering costs paid	—	(121)
Net cash used in financing activities	(2,077)	(127,825)
Net increase (decrease) in cash and cash equivalents	(50,521)	8,113
Effect of foreign exchange rate on cash and cash equivalents	—	(103)
Cash and cash equivalents, beginning of period	99,855	53,657
Cash and cash equivalents, end of period	$49,334	$61,667
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and consolidated joint ventures.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of June 30, 2014, Columbia Property Trust owned 37 office properties and one hotel, which includes 58 operational buildings. These properties are comprised of approximately 16.8 million square feet of commercial space and are located in 12 states and the District of Columbia. As of June 30, 2014, 36 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 93.5% leased.

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
Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Columbia Property Trust's real estate assets and related intangible assets and net income (loss).
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
In the first quarter of 2014, Columbia Property Trust revised its investment strategy for the 180 Park Avenue, #103 Building in Florham Park, New Jersey, to sell the property to a user in the near term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. Columbia Property Trust concluded that the 180 Park Avenue, #103 Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the180 Park Avenue, #103 Building closed on June 4, 2014 for $10.2 million, exclusive of transaction costs.
In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building (formerly known as the SunTrust Building) in Orlando, Florida in connection with exiting this market. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, Columbia Property Trust reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014 for $18.4 million, net of transaction costs.

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
For the three and six months ended June 30, 2013 (in thousands):

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of June 30, 2014, the 7031 Columbia Gateway Drive Building met the criteria to be classified as held for sale in the accompanying balance sheet. See Note 3, Real Estate and Other Transactions, for discussion of this disposition.

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2014 and December 31, 2013, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2014	Gross	$79,982	$395,819	$360,660	$159,629
	Accumulated Amortization	(59,032)	(241,922)	(225,859)	(82,664)
	Net	$20,950	$153,897	$134,801	$76,965
December 31, 2013	Gross	$80,836	$388,686	$365,487	$150,364
	Accumulated Amortization	(56,859)	(229,065)	(216,598)	(76,500)
	Net	$23,977	$159,621	$148,889	$73,864
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2014	$1,350	$9,178	$8,440	$3,778
For the three months ended June 30, 2013	$1,453	$9,919	$10,017	$3,705
For the six months ended June 30, 2014	$2,706	$17,251	$16,873	$6,859
For the six months ended June 30, 2013	$3,138	$20,054	$19,941	$7,431
The remaining net intangible assets and liabilities as of June 30, 2014, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ended December 31, 2014	$2,665	$18,353	$16,645	$7,870
For the years ending December 31:
2015	4,492	31,302	29,937	13,302
2016	3,760	23,430	22,897	10,091
2017	1,891	17,208	16,342	7,684
2018	1,087	13,297	11,834	6,730
2019	1,047	12,261	10,681	6,074
Thereafter	6,008	38,046	26,465	25,214
	$20,950	$153,897	$134,801	$76,965
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of June 30, 2014 and December 31, 2013, and recognized amortization of these assets of approximately $0.5 million for the three months ended June 30, 2014 and 2013, and $1.0 million for the six months ended June 30, 2014 and 2013.
As of June 30, 2014, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the six months ended December 31, 2014	$1,036
For the years ending December 31:
2015	2,069
2016	2,069
2017	2,069
2018	2,069
2019	2,069
Thereafter	85,207
$96,588
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,096)	$(3,307)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(5,255)	$(7,579)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(8.4) million and $(10.9) million at June 30, 2014 and December 31, 2013, respectively.

	Six months ended June 30,
	2014	2013
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$211	$2,717
Gain (loss) on interest rate swap recognized through earnings	$(335)	$221
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
Reclassification
Certain prior period amounts have been reclassified to provide additional detail, or to conform with the current-period financial statement presentation, including 2013 discontinued operations (see Note 10, Held for Sale and Discontinued Operations) and historical share and per-share data impacted by the Reverse Stock Split (see Note 7, Equity).
Recent Accounting Pronouncements
In April 2014, FASB issued ASU 2014-08, which raises the threshold used to determine whether revenues and expenses associated with dispositions are reclassified to discontinued operations in the statement of operations. Under the new standard, typical assets sales will remain in continuing operations; whereas, assets sales that represents a strategic shift in operations (for example, exiting a major geographical area) would be reclassified to discontinued operations. ASU 2014-08 is required beginning with the first quarter of 2015; however, Columbia Property Trust elected to adopt the new standard effective April 1, 2014.

3.	Real Estate and Other Transactions
Acquisitions
During the six months ended June 30, 2014, Columbia Property Trust acquired the following property (in thousands):

Property Name	City	State	Date Acquired	Land	Buildings and Improvements	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Below- Market Lease Liability	Total Purchase Price	Lease Details
221 Main Street Building	San Francisco	CA	April 22, 2014	$60,509	$161,853	$12,776	$3,475	$(10,323)	$228,290	(1)

(1)
As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (15.7%). No other tenants lease more than 10% of the building, based on annualized lease revenue.

The purchase price for the acquisition includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 388,000 square foot office building in San Francisco, California, for $228.8 million, exclusive of closing costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the JPMorgan Credit Facility and cash on hand. Columbia Property Trust recognized revenues of $3.4 million and a net loss of $7.5 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to June 30, 2014. The net loss includes acquisition-related expenses of $6.1 million.
The following unaudited pro forma statements of operations presented for the three and six months ended June 30, 2014, have been prepared for Columbia Property Trust to give effect to the acquisition of the 221 Main Building as if the acquisition occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisition of the 221 Main Street Building been consummated as of January 1, 2013 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	$137,482	$134,708	$269,863	$266,414
Net income (loss)	$14,241	$20,113	$18,014	$(8,904)
Net income (loss) per share - basic	$0.11	$0.15	$0.14	$(0.07)
Net income (loss) per share - diluted	$0.11	$0.15	$0.14	$(0.07)
Dispositions
As a result of adopting ASU 2014-08 effective April 1, 2014 (see Note 2, Significant Accounting Policies), for all periods presented in the statements of operations, the revenues and expenses associated with the June and July 2014 property sales described below are included in continuing operations, while the revenues and expenses associated with sales executed before April 1, 2014, are classified as discontinued operations.
180 Park Avenue, #103 Building
On June 4, 2014, Columbia Property Trust closed on the sale of the 180 Park Avenue, #103 Building in Florham Park, New Jersey, for $10.2 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $13.6 million related to this building in the first quarter of 2014, as further described in Note 2, Significant Accounting Policies.
200 South Orange Building
On June 30, 2014, Columbia Property Trust closed on the sale of the 200 South Orange Building in Orlando, Florida, for $18.4 million, net of transaction costs. This transaction resulted in a $1.4 million impairment loss (see Note 2, Summary of Significant Accounting Policies, for additional details).

7031 Columbia Gateway Drive Building
On July 1, 2014, Columbia Property Trust closed on the sale of the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for approximately $59.5 million, exclusive of transaction costs. This transaction yielded a gain of approximately $7.8 million, which will be reflected in the third quarter and may be adjusted in future periods as additional information regarding estimated transaction costs becomes available. As of June 30, 2014, the assets and liabilities of the 7031 Columbia Gateway Drive Building are classified as held for sale in the accompanying balance sheet.
Dvintsev Business Center - Tower B Building
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
Other Transactions
As described in Note 9, Related-Party Transactions and Agreements, Columbia Property Trust acquired Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services") and Columbia Property Trust Services, LLC ("Columbia Property Trust Services") on February 28, 2013. The following unaudited pro forma statements of operations presented for the six months ended June 30, 2013, have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2013 (in thousands).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues	*	*	*	$261,848
Net income	*	*	*	$31,770

*
Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of the three months ended June 30, 2014 and 2013, and the six months ended June 30, 2014.

4.	Line of Credit and Notes Payable
As of June 30, 2014 and December 31, 2013, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	June 30, 2014	December 31, 2013
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	207,187	207,559
100 East Pratt Street Building mortgage note	105,000	105,000
JPMorgan Chase Credit Facility	75,000	—
221 Main Street Building mortgage note	73,000	—
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	33,413	34,713
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	9,044	8,977
Total indebtedness	$1,386,644	$1,240,249
221 Main Street Building Mortgage Note
In April 2014, in connection with acquiring the 221 Main Street Building in San Francisco, California, Columbia Property Trust assumed a $73.0 million mortgage note payable (the "221 Main Street Building Mortgage Note"), which is secured by this property. At the time of acquisition, Columbia Property Trust evaluated the 221 Main Street Building Mortgage Note and determined that the face value of the note approximates its fair value. The fair value of the 221 Main Street Building mortgage note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates (Level 2). The 221 Main Street Building Mortgage Note is due on May 10, 2017, and requires monthly interest-only payments at an interest rate of 3.95% per annum.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2014 and December 31, 2013, was approximately $1,406.5 million and $1,245.3 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Debt Covenants
During the six months ended June 30, 2014 and 2013, Columbia Property Trust made interest payments of approximately $27.2 million and $30.4 million, respectively. There was no interest capitalized in either period. As of June 30, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on its $450 Million Term Loan (the "$450 Million Term Loan"), JPMorgan Chase Credit Facility, and notes payable obligations.

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

Interest payments of $7.3 million were made on the 2018 Bonds Payable during the six months ended June 30, 2014 and 2013. As of June 30, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of June 30, 2014, and December 31, 2013, was approximately $250.8 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2014, no such options have been exercised that have not been materially satisfied.
Litigation
Columbia Property Trust is subject to various legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Columbia Property Trust records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Columbia Property Trust accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Columbia Property Trust accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Columbia Property Trust discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Columbia Property Trust discloses the nature and estimate of the possible loss of the litigation. Columbia Property Trust does not disclose information with respect to litigation where the possibility of an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business, or financial condition of Columbia Property Trust. Columbia Property Trust is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations, liquidity, or financial condition of Columbia Property Trust.

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
On January 21, 2014, Columbia Property Trust granted 143,740 shares of common stock to employees, net of 12,752 shares withheld to settle the related tax liability, under the 2013 Long-Term Incentive Plan (the "2013 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2015, 2016, and 2017. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the 2013 Long-Term Incentive Plan for the six months ended June 30, 2014, follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(36)		$24.82
Forfeited	(1)		$24.82
Unvested shares as of June 30, 2014	107	(2)	$24.82

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the grant.

(2)
As of June 30, 2014, we expect approximately 101,000 of the 107,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the 2013 Long-Term Incentive Plan.

In January, April, and July 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, which were made under the 2013 Long-Term Incentive Plan follows:

	Date of Grant	Shares	Weighted Average Grant-Date Fair Value
Q1 2014 Director Grant	January 21, 2014	3,344	$24.82
Q2 2014 Director Grant	April 1, 2014	2,968	$27.22
Q3 2014 Director Grant	July 1, 2014	3,016	$25.78
For the three and six months ended June 30, 2014, Columbia Property Trust incurred $0.5 million and $1.0 million, respectively, in stock-based compensation expense, of which $0.1 million and $0.2 million, respectively, related to the issuance of shares to independent directors as described above, $0.2 million and $0.4 million, respectively, related to the amortization of unvested awards under the 2013 LTIP Employee Grant, and $0.2 million and $0.4 million, respectively, related to future employee awards to be granted for service during this period. These future awards have been authorized and employee service related to these awards began on January 1, 2014. Columbia Property Trust anticipates granting these awards in January 2015, with 25% of the grant vesting on the grant date and the remaining shares vesting ratably on January 31, 2016, 2017, and 2018 (the "2014 LTIP Employee Grant"). These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations. As of June 30, 2014, there was $2.1 million of unrecognized compensation costs related to unvested awards under the 2013 LTIP Employee Grant. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
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
On July 1, 2014, Columbia Property Trust reduced the number of common shares authorized from 900,000,000 to 225,000,000, which is proportionally equal to the reduction in shares outstanding as a result of the Reverse Stock Split.
8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2014 and 2013 (in thousands):

	Six months ended June 30,
	2014	2013
Investment in real estate funded with other assets	$3,807	$—
Other assets assumed at acquisition	$501	$741
Other liabilities assumed at acquisition	$589	$741
Other liabilities settled at disposition	$—	$872
Note payable assumed at acquisition	$73,000	$—
Interest accruing to notes payable	$—	$159
Amortization of premiums (discounts) on debt	$178	$304
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$211	$2,717
Accrued capital expenditures and deferred lease costs	$18,431	$13,408
Accrued deferred financing costs	$31	$—
Accrued redemptions of common stock	$—	$2,079
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$708	$—
Increase in redeemable common stock	$—	$22,226

9.	Related-Party Transactions and Agreements
During 2013, Columbia Property Trust was party to agreements with various entities of Wells Real Estate Funds ("WREF"), which served as our Advisor (the "Advisor").  Since January 1, 2014, Columbia Property Trust has had no contractual relationship with WREF.

•
Transition Services Agreement - Columbia Property Trust exercised the option to acquire Columbia Property Trust Advisory Services and Columbia Property Trust Services from WREF (the "Assignment Options") on February 13, 2014, as provided for in the Transition Services Agreement, as amended (the "Transition Services Agreement"). No payment was associated with the Assignment Options; however, Columbia Property Trust was required to pay WREF a total of $8.8 million, for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services and Columbia Property Trust Services.

•
Consulting Services Agreement - Under the Consulting Services Agreement, WREF provided consulting services with respect to the same matters that were provided under the Advisory Agreement, described below (the "Consulting Services Agreement"). The Consulting Services Agreement terminated on December 31, 2013. The fees incurred under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.

•
Advisory Agreement - Under the terms of the advisory agreement in place from January 1, 2013 to February 27, 2013 (the "Advisory Agreement"), Columbia Property Trust incurred fees and reimbursements payable to the Advisor for asset management and administrative services.

Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Investor services	$—	$278	$—	$369
Administrative reimbursements, net(1)	—	70	—	1,891
Other	—	20	—	69
Consulting fees(2)	—	—	—	25,417
Transition services(3)	—	—	—	5,750
Asset management fees	—	—	—	5,083
Property management fees	—	—	—	523
Construction fees(4)	—	—	—	139
Total	$—	$368	$—	$39,241

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million for the six months ended June 30, 2013.

(2)	$10.2 million of the $25.4 million of consulting fees incurred were paid during the six months ended June 30, 2013. The remaining $15.2 million was paid ratably over the remainder of 2013.

(3)
$3.0 million of the $5.8 million of transition services fees incurred were paid during the six months ended June 30, 2013; $1.5 million was paid in the third quarter of 2013; and the remaining $1.3 million was paid in the fourth quarter of 2013.

(4)	Construction fees are capitalized to real estate assets as incurred.

10.	Held for Sale and Discontinued Operations
Held for Sale
In accordance with GAAP, assets and liabilities that meet certain criteria for disposal are required to be classified as held for sale. As of June 30, 2014, the 7031 Columbia Gateway Drive Building was subject to a firm sale contract and, thus, classified as held for sale in the accompanying consolidated balance sheet. This transaction closed on July 1, 2014, and will be reflected in the third quarter of 2014 (see Note 3, Real Estate and Other Transactions).
The major classes of assets and liabilities classified as held for sale as of June 30, 2014, is provided below (in thousands):

June 30, 2014
Real estate assets held for sale:
Real estate assets, at cost:
Land	$10,232
Buildings and improvements, less accumulated depreciation of $7,829	37,963
Intangible lease assets, less accumulated amortization of $6,698	1,614
Total real estate assets held for sale, net	$49,809

Other assets held for sale:
Tenant receivables	$403
Prepaid expenses and other assets	26
Intangible lease origination costs, less accumulated amortization of $4,244	1,023
Deferred lease costs, less accumulated amortization of $52	87
Total other assets held for sale, net	$1,539

Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$85
Deferred income	346
Intangible lease liabilities, less accumulated amortization of $3,719	896
Total liabilities held for sale, net	$1,327

Discontinued Operations
As a result of implementing ASU 2014-08 effective April 1, 2014 (see Note 2., Significant Accounting Policies), beginning in the second quarter of 2014, the operating results for properties sold will generally be included in continuing operations. The following properties were sold prior to implementing ASU 2014-08 and are, therefore, included in discontinued operations in the accompanying consolidated statements of operations for all periods presented:

•	the properties included in the 18 Property Sale, which closed on November 5, 2013 for $521.5 million and resulted in a net gain of $0.2 million; and

•	Dvintsev Business Center - Tower B, which sold on March 21, 2013 for $67.5 million and resulted in a gain of $10.0 million.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$1	$13,848	$4	$28,970
Tenant reimbursements	151	3,192	100	6,557
Other property income	—	292	—	292
	152	17,332	104	35,819
Expenses:
Property operating costs	82	6,068	(265)	12,373
Asset and property management fees	—	150	7	1,308
Depreciation	—	3,653	—	7,570
Amortization	—	2,345	—	4,390
Impairment loss on real estate assets	—	—	—	16,867
General and administrative	110	37	128	1,072
Total expenses	192	12,253	(130)	43,580
Operating income (loss)	(40)	5,079	234	(7,761)
Other income (expense):
Interest expense	—	(1,126)	—	(2,252)
Interest and other income	—	161	3	164
	—	(965)	3	(2,088)
Income (loss) from discontinued operations before income tax expense	(40)	4,114	237	(9,849)
Income tax expense	—	(2)	—	(6)
Income (loss) from discontinued operations	(40)	4,112	237	(9,855)
Gain (loss) on disposition of discontinued operations	(650)	—	(978)	10,014
Income (loss) from discontinued operations	$(690)	$4,112	$(741)	$159

11.    Earnings Per Share
For the three and six months ended June 30, 2014, the basic and diluted earnings per-share computations, net income (loss), and income (loss) from continuing operations have been reduced for the dividends paid on unvested shares related to the 2013 LTIP Employee Grant and the 2014 LTIP Employee Grant. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income (loss)	$8,021	$20,601	$11,421	$(2,007)
Distributions paid on unvested shares	(32)	—	(64)	—
Net income (loss) used to calculate basic and diluted earnings per share	$7,989	$20,601	$11,357	$(2,007)
The following table reconciles the denominator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Weighted-average common shares - basic	124,860	135,816	124,855	136,166
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
2013 LTIP Employee Grant	27	—	25	—
2014 LTIP Employee Grant	32	—	21	—
Weighted-average common shares - diluted	124,919	135,816	124,901	136,166
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013 (in thousands); and its condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$742,827	$—	$749,068
Buildings and improvements, net	—	23,903	2,996,890	—	3,020,793
Intangible lease assets, net	—	—	269,821	—	269,821
Construction in progress	—	2,074	16,869	—	18,943
Real estate assets held for sale, net	—	—	49,809	—	49,809
Total real estate assets	—	32,218	4,076,216	—	4,108,434
Cash and cash equivalents	24,320	5,122	19,892	—	49,334
Investment in subsidiaries	2,523,593	2,263,021	—	(4,786,614)	—
Tenant receivables, net of allowance	—	220	6,934	—	7,154
Straight line rent receivable	—	31	117,960	—	117,991
Prepaid expenses and other assets	177,272	148,845	23,030	(321,173)	27,974
Deferred financing costs, net	—	7,505	2,022	—	9,527
Intangible lease origination costs, net	—	—	133,778	—	133,778
Deferred lease costs, net	—	1,835	103,805	—	105,640
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	—	1,539	—	1,539
Total assets	$2,725,185	$2,458,797	$4,605,176	$(5,107,787)	$4,681,371
Liabilities:
Line of credit and notes payable	$—	$525,000	$1,181,232	$(319,588)	$1,386,644
Bonds payable, net	—	249,056	—	—	249,056
Accounts payable, accrued expenses, and accrued capital expenditures	—	11,155	87,582	—	98,737
Due to affiliates	—	18	1,567	(1,585)	—
Deferred income	—	184	24,169	—	24,353
Intangible lease liabilities, net	—	—	76,069	—	76,069
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale, net	—	—	1,327	—	1,327
Total liabilities	—	785,413	1,491,946	(321,173)	1,956,186
Equity:
Total equity	2,725,185	1,673,384	3,113,230	(4,786,614)	2,725,185
Total liabilities and equity	$2,725,185	$2,458,797	$4,605,176	$(5,107,787)	$4,681,371

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$700,697	$—	$706,938
Building and improvements, net	—	24,185	2,952,102	—	2,976,287
Intangible lease assets, net	—	—	281,220	—	281,220
Construction in progress	—	28	7,921	—	7,949
Total real estate assets	—	30,454	3,941,940	—	3,972,394
Cash and cash equivalents	53,322	20,708	25,825	—	99,855
Investment in subsidiaries	2,557,347	2,286,982	—	(4,844,329)	—
Tenant receivables, net of allowance	—	—	7,414	—	7,414
Straight line rent receivable	—	22	113,570	—	113,592
Prepaid expenses and other assets	177,185	150,806	26,602	(322,170)	32,423
Deferred financing costs, net	—	8,762	1,626	—	10,388
Intangible lease origination costs, net	—	—	148,889	—	148,889
Deferred lease costs, net	—	1,495	86,032	—	87,527
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482
Liabilities:
Lines of credit and notes payable	$—	$450,000	$1,110,838	$(320,589)	$1,240,249
Bonds payable, net	—	248,930	—	—	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	31	11,816	87,831	—	99,678
Due to (from) affiliates	—	(925)	2,506	(1,581)	—
Deferred income	—	146	21,792	—	21,938
Intangible lease liabilities, net	—	—	73,864	—	73,864
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	31	709,967	1,416,831	(322,170)	1,804,659
Equity:
Total equity	2,787,823	1,789,262	3,055,067	(4,844,329)	2,787,823
Total liabilities, redeemable common stock, and equity	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$110	$103,802	$(91)	$103,821
Tenant reimbursements	—	43	22,891	—	22,934
Hotel income	—	—	6,505	—	6,505
Other property income	—	—	3,555	(58)	3,497
	—	153	136,753	(149)	136,757
Expenses:
Property operating costs	—	634	38,289	(91)	38,832
Hotel operating costs	—	—	4,689	—	4,689
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	675	—	675
Depreciation	—	405	29,764	—	30,169
Amortization	—	13	20,208	—	20,221
Impairment loss on real estate assets	—	—	1,432	—	1,432
General and administrative	47	2,597	5,822	(54)	8,412
Acquisition expenses	—	—	6,102	—	6,102
	47	3,653	106,981	(149)	110,532
Real estate operating income (loss)	(47)	(3,500)	29,772	—	26,225
Other income (expense):
Interest expense	—	(7,779)	(15,753)	4,672	(18,860)
Interest and other income	1,988	2,686	1,800	(4,672)	1,802
Loss on interest rate swaps	—	—	(105)	—	(105)
Income from equity investment	6,080	12,848	—	(18,928)	—
	8,068	7,755	(14,058)	(18,928)	(17,163)
Income before income tax expense	8,021	4,255	15,714	(18,928)	9,062
Income tax expense	—	(1)	(350)	—	(351)
Income from continuing operations	8,021	4,254	15,364	(18,928)	8,711
Discontinued operations:
Operating loss from discontinued operations	—	—	(40)	—	(40)
Loss on disposition of discontinued operations	—	—	(650)	—	(650)
Loss from discontinued operations	—	—	(690)	—	(690)
Net income	$8,021	$4,254	$14,674	$(18,928)	$8,021

Consolidating Statements of Operations (in thousands)

	For the three months ended June 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$103,088	$(86)	$103,103
Tenant reimbursements	—	(20)	21,286	—	21,266
Hotel income	—	—	6,562	—	6,562
Other property income	—	—	1,013	(47)	966
	—	81	131,949	(133)	131,897
Expenses:
Property operating costs	—	594	36,561	(86)	37,069
Hotel operating costs	—	—	4,820	—	4,820
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	530	—	530
Depreciation	—	328	26,627	—	26,955
Amortization	—	7	19,975	—	19,982
General and administrative	—	4,046	4,954	(43)	8,957
	—	4,979	93,467	(133)	98,313
Real estate operating income (loss)	—	(4,898)	38,482	—	33,584
Other income (expense):
Interest expense	—	(8,148)	(22,624)	4,723	(26,049)
Interest and other income	2,002	2,723	9,111	(4,723)	9,113
Loss on interest rate swaps	—	—	164	—	164
Income from equity investment	18,599	26,693	—	(45,292)	—
	20,601	21,268	(13,349)	(45,292)	(16,772)
Income before income tax expense	20,601	16,370	25,133	(45,292)	16,812
Income tax expense	—	(1)	(322)	—	(323)
Income from continuing operations	20,601	16,369	24,811	(45,292)	16,489
Discontinued operations:
Operating income from discontinued operations	—	—	4,112	—	4,112
Income from discontinued operations	—	—	4,112	—	4,112
Net income	$20,601	$16,369	$28,923	$(45,292)	$20,601

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$219	$204,349	$(180)	$204,388
Tenant reimbursements	—	89	46,578	—	46,667
Hotel income	—	—	10,566	—	10,566
Other property income	—	—	4,399	(95)	4,304
	—	308	265,892	(275)	265,925
Expenses:
Property operating costs	—	1,244	76,748	(180)	77,812
Hotel operating costs	—	—	8,830	—	8,830
Asset and property management fees:
Related-party	—	8	—	(8)	—
Other	—	—	964	—	964
Depreciation	—	786	56,687	—	57,473
Amortization	—	22	38,720	—	38,742
Impairment loss on real estate assets	—	—	14,982	—	14,982
General and administrative	76	5,214	10,155	(87)	15,358
Acquisition expenses	—	—	6,102	—	6,102
	76	7,274	213,188	(275)	220,263
Real estate operating income (loss)	(76)	(6,966)	52,704	—	45,662
Other income (expense):
Interest expense	—	(15,213)	(30,911)	9,354	(36,770)
Interest and other income	3,976	5,381	3,609	(9,354)	3,612
Loss on interest rate swaps	—	—	(335)	—	(335)
Income from equity investment	7,521	21,454	—	(28,975)	—
	11,497	11,622	(27,637)	(28,975)	(33,493)
Income before income tax expense	11,421	4,656	25,067	(28,975)	12,169
Income tax expense	—	(2)	(5)	—	(7)
Income from continuing operations	11,421	4,654	25,062	(28,975)	12,162
Discontinued operations:
Operating income from discontinued operations	—	—	237	—	237
Loss on disposition of discontinued operations	—	—	(978)	—	(978)
Loss from discontinued operations	—	—	(741)	—	(741)
Net income	$11,421	$4,654	$24,321	$(28,975)	$11,421

Consolidating Statements of Operations (in thousands)

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$202	$204,322	$(115)	$204,409
Tenant reimbursements	—	83	43,427	—	43,510
Hotel income	—	—	11,516	—	11,516
Other property income	—	17	1,316	(79)	1,254
	—	302	260,581	(194)	260,689
Expenses:
Property operating costs	—	1,069	73,699	(115)	74,653
Hotel operating costs	—	—	9,081	—	9,081
Asset and property management fees:
Related-party	4,397	7	313	(24)	4,693
Other	—	—	1,143	—	1,143
Depreciation	—	561	53,104	—	53,665
Amortization	—	14	39,870	—	39,884
General and administrative	—	37,751	8,080	(55)	45,776
	4,397	39,402	185,290	(194)	228,895
Real estate operating income (loss)	(4,397)	(39,100)	75,291	—	31,794
Other income (expense):
Interest expense	—	(16,325)	(45,309)	9,451	(52,183)
Interest and other income	3,999	5,455	18,221	(9,451)	18,224
Gain on interest rate swaps	—	—	221	—	221
Income (loss) from equity investment	(1,609)	45,011	—	(43,402)	—
	2,390	34,141	(26,867)	(43,402)	(33,738)
Income (loss) before income tax expense	(2,007)	(4,959)	48,424	(43,402)	(1,944)
Income tax expense	—	(2)	(220)	—	(222)
Income (loss) from continuing operations	(2,007)	(4,961)	48,204	(43,402)	(2,166)
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(10,513)	—	(9,855)
Gain on disposition of discontinued operations	—	—	10,014	—	10,014
Income (loss) from discontinued operations	—	658	(499)	—	159
Net income (loss)	$(2,007)	$(4,303)	$47,705	$(43,402)	$(2,007)

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$8,021	$4,254	$14,674	$(18,928)	$8,021
Market value adjustment to interest rate swap	(43)	(43)	—	43	(43)
Comprehensive income	$7,978	$4,211	$14,674	$(18,885)	$7,978

	For the three months ended June 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$20,601	$16,369	$28,923	$(45,292)	$20,601
Market value adjustment to interest rate swap	2,168	2,168	—	(2,168)	2,168
Comprehensive income	$22,769	$18,537	$28,923	$(47,460)	$22,769

	For the six months ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$11,421	$4,654	$24,321	$(28,975)	$11,421
Market value adjustment to interest rate swap	211	211	—	(211)	211
Comprehensive income	$11,632	$4,865	$24,321	$(29,186)	$11,632

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(2,007)	$(4,303)	$47,705	$(43,402)	$(2,007)
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	2,717	2,717	—	(2,717)	2,717
Comprehensive income (loss)	$627	$(1,586)	$47,622	$(46,036)	$627

Consolidating Statements of Cash Flows (in thousands)

	For the six months ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(73)	$(19,585)	$132,641	$—	$112,983
Cash flows from investing activities:
Net proceeds from sale of real estate	—	27,131	—	—	27,131
Investment in real estate and related assets	—	(157,776)	(30,782)	—	(188,558)
Investments in subsidiaries	(133,515)	—	—	133,515	—
Net cash used in investing activities	(133,515)	(130,645)	(30,782)	133,515	(161,427)
Cash flows from financing activities:
Borrowings, net of fees	—	129,807	(605)	—	129,202
Repayments of notes payable	—	(55,000)	(1,300)	—	(56,300)
Distributions	(74,979)	—	—	—	(74,979)
Intercompany contributions (distributions)	179,565	59,837	(105,887)	(133,515)	—
Net cash provided by (used in) financing activities	104,586	134,644	(107,792)	(133,515)	(2,077)
Net decrease in cash and cash equivalents	(29,002)	(15,586)	(5,933)	—	(50,521)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$24,320	$5,122	$19,892	$—	$49,334

	For the six months ended June 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$—	$(41,902)	$144,223	$102,321
Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	65,928
Investment in real estate and related assets	—	(3,355)	(28,956)	(32,311)
Net cash provided by (used in) investing activities	—	62,573	(28,956)	33,617
Cash flows from financing activities:
Borrowings, net of fees	—	119,801	(41)	119,760
Repayments of line of credit and notes payable	—	(111,000)	(1,227)	(112,227)
Issuance of common stock, net of redemptions and fees	(32,328)	—	—	(32,328)
Distributions	(103,030)	—	—	(103,030)
Intercompany transfers, net	136,389	(30,808)	(105,581)	—
Net cash provided by (used in) financing activities	1,031	(22,007)	(106,849)	(127,825)
Net increase (decrease) in cash and cash equivalents	1,031	(1,336)	8,418	8,113
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$21,945	$3,486	$36,236	$61,667

13.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Disposition
On July 1, 2014, Columbia Property Trust closed on the disposition of the 7031 Columbia Gateway Drive Building. This disposition is described in Note 3, Real Estate and Other Transactions.
Amended Articles of Incorporation
Columbia Property Trust amended its articles of incorporation on July 1, 2014, which reduced the number of common shares authorized from 900,000,000 to 225,000,000, as discussed in Note 7, Stockholders' Equity.
Dividend Declaration
On August 6, 2014, the board of directors declared dividends for the third quarter of 2014 in the amount of $0.30 per share, payable on September 16, 2014 to stockholders of record on September 2, 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K.
Overview
We continue to focus on proactively managing our real estate portfolio with an emphasis on leasing and refining the composition of our portfolio to enhance the REIT's value potential and, consequently, its attractiveness to current and future investors. In the near-term, we are focused on improving our market concentration by growing our economic presence in key markets through strategic investment opportunities, and by divesting of properties situated in outlying markets, or which face more challenging appreciation prospects. Recently, we have advanced this strategy by acquiring the 221 Main Street Building in San Francisco, California for $228.8 million, and by selling three properties situated in outlying markets for gross proceeds totaling approximately $88.5 million. These transactions serve to improve our concentration in key markets and central business districts, as well as reduce our exposure to single-tenant assets. Over the intermediate and longer term, we are continuing to seek to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-add investments. While transitioning the portfolio to more growth-oriented, core-plus, and value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
Liquidity and Capital Resources
Overview
We continue to actively manage our real estate portfolio through strategic acquisitions and dispositions, and proactive leasing. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the second quarter of 2014. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with recycled capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2014, we generated net cash flows from operating activities of $113.0 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $75.0 million.

In April 2014, we acquired the 221 Main Street Building for $228.8 million by assuming a $73.0 million mortgage note and funding the remainder with a combination of cash on hand and borrowings under our line of credit. During the six months ended June 30, 2014, we also generated aggregate net proceeds from the sales of the 180 Park Avenue, #103 Building and the 200 South Orange Building of $27.1 million, and increased net borrowings under our line of credit by $75.0 million.
On a short-term basis, we expect our primary sources of capital to be operating cash flows and select property dispositions. We expect that our principal demands for funds will be operating expenses, property acquisitions, distributions to stockholders, capital improvements to our existing assets, and interest and principal on current debt and any future debt financings. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the New York Stock Exchange on October 10, 2013, which, we believe, provides us access to additional and more efficient sources of capital. As of July 31, 2014, we had access to the full borrowing capacity under the JPMorgan Credit Facility of $500.0 million.
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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of June 30, 2014, our debt-to-real-estate-asset ratio was approximately 31.0%.
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
$450 Million Term Loan
The $450 Million Term Loan matures on February 3, 2016, with two, one-year extension options available. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.27%. Additionally, we have the ability to increase the borrowing capacity of the $450 Million Term Loan up to $700.0 million, subject to certain limitations.
JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500 million and matures on August 21, 2017, with a one-year extension option. As of June 30, 2014, we had an outstanding balance of $75.0 million on the JPMorgan Chase Credit Facility. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate, plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility up to $800.0 million, subject to certain limitations.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of June 30, 2014. Currently, we expect to continue to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of June 30, 2014, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$1,636,013	$10,439	$701,259	$599,315	$325,000
Interest obligations on debt(1)	282,366	34,498	112,506	61,213	74,149
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	214,798	1,279	5,259	5,463	202,797
Total	$2,253,177	$46,216	$819,024	$665,991	$721,946

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $3.6 million during the six months ended June 30, 2014, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of June 30, 2014, we owned controlling interests in 37 office properties, which were approximately 93.5% leased, and one hotel. Our operating income has increased for the six months ended June 30, 2014, as compared to the same period in 2013, due to nonrecurring fees incurred in the first quarter of 2013 in connection with transitioning to a self-managed platform, partially offset by 2013 income generated by properties that have since been sold, and fees and expenses incurred in connection with the April 2014 acquisition of the 221 Main Street Building. In the near term, we expect operating income to fluctuate primarily based on leasing activities, acquisitions, and dispositions.
Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013
Continuing Operations
Rental income remained relatively stable at $103.8 million for the three months ended June 30, 2014, as compared to $103.1 million for the three months ended June 30, 2013, as the impact of the acquisition of the 221 Main Street Building was offset by vacancies at our existing properties, including the 180 Park Avenue, #103 Building, which was sold June 4, 2014. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $22.9 million and $38.8 million, respectively, for the three months ended June 30, 2014, which represents an increase from $21.3 million and $37.1 million, respectively, for the three months ended June 30, 2013, primarily due to increases in property taxes resulting from annual assessments. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was relatively flat at $1.8 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $3.5 million for the three months ended June 30, 2014, which represents an increase as compared to $1.0 million for the three months ended June 30, 2013, primarily due to fees earned in connection with a lease termination at Market Square Buildings. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.7 million for the three months ended June 30, 2014, which represents an increase as compared to $0.5 million for the three months ended June 30, 2013, due to the acquisition of the 221 Main Street Building. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.

Depreciation was $30.2 million for the three months ended June 30, 2014, which represents an increase from $27.0 million for the three months ended June 30, 2013, primarily due to the 221 Main Street Building acquisition and the completion of capital improvements at existing properties. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was relatively stable at $20.2 million and $20.0 million for the three months ended June 30, 2014 and 2013, respectively, as the impact of the acquisition of the 221 Main Street Building is offset by the write off of unamortized, lease-specific assets related to a lease termination in the fourth quarter of 2014. Excluding the impact of changes to the leases currently in place at our properties, we expect future amortization to fluctuate as a result of future acquisitions and dispositions.
In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida, in connection with exiting this market. As a result, we reduced the carrying value of this property to fair value, estimated based on its approximate net contract price by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014 for $18.4 million, net of transaction costs.
General and administrative expenses were relatively stable at $8.4 million and $9.0 million for the three months ended June 30, 2014 and 2013, respectively. We expect future general and administrative expenses to remain stable or decrease slightly due to various corporate cost-saving initiatives expected over the longer term.
We incurred acquisition expenses of $6.1 million related to the acquisition of the 221 Main Street Building in San Francisco, California. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of this acquisition. We expect future acquisition fees and expenses to fluctuate with acquisition activity.
Interest expense was $18.9 million for the three months ended June 30, 2014, which represents a decrease as compared to $26.0 million for the three months ended June 30, 2013, primarily due to the settlement of $466.0 million of our $586.0 million total capital lease obligations in December 2013 and lower rates on our unsecured debt as a result of our refinancing in August 2013, slightly offset by interest incurred on the mortgage note assumed in connection with the 221 Main Street Building acquisition. Interest expense is expected to fluctuate with future acquisitions and financing activity.
Interest and other income was $1.8 million for the three months ended June 30, 2014, which represents a decrease as compared to $9.1 million for the three months ended June 30, 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds and the related obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 7.5 years as of June 30, 2014.
We recognized a gain (loss) on interest rate swaps that do not qualify for hedge accounting treatment of approximately $(0.1) million for the three months ended June 30, 2014, compared to $0.2 million for the three months ended June 30, 2013. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income (loss).
Discontinued Operations
Loss from discontinued operations was approximately $(0.7) million for the three months ended June 30, 2014, as compared to a gain of $4.1 million for the three months ended June 30, 2013. The decrease in discontinued operations is due to the our adoption of ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to April 1, 2014, have not been reclassified to discontinued operations. As further explained in Note 10, Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income was $8.0 million, or $0.06 per basic and diluted share, for the three months ended June 30, 2014, which represents a decrease as compared to $20.6 million, or $0.15 per basic and diluted share, for the three months ended June 30, 2013. The decrease is primarily due to fees and expenses incurred in connection with the April 2014 acquisition of the 221 Main Street Building acquisition, and 2013 income generated by properties sold. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013
Continuing Operations
Rental income remained stable at $204.4 million for the six months ended June 30, 2014 and 2013, as the impact of the acquisition of the 221 Main Street Building was offset by vacancies at our existing properties, including the 180 Park Avenue, #103 Building, which was sold on June 4, 2014. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $46.7 million and $77.8 million, respectively, for the six months ended June 30, 2014, which represents an increase from $43.5 million and $74.7 million, respectively, for the six months ended June 30, 2013, primarily due to increases in property taxes resulting from annual assessments. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.7 million for the six months ended June 30, 2014, which represents a decrease as compared to $2.4 million for the six months ended June 30, 2013, primarily due to unfavorable weather in Cleveland, Ohio, and renovations at the hotel, which resulted in lower occupancy during the first quarter of 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $4.3 million for the six months ended June 30, 2014, which represents an increase as compared to $1.3 million for the six months ended June 30, 2013, primarily due to fees earned in connection with a lease termination at one of our Market Square buildings and a lease restructuring at our Key Center Tower Building. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.0 million for the six months ended June 30, 2014, which represents a decrease as compared to $5.8 million for the six months ended June 30, 2013, due to the Advisory Agreement in place for the first two months of 2013 as further discussed in Note 9, Related-Party Transactions and Agreements. Future asset and property management fees are expected to fluctuate with acquisition and disposition activity, as no related-party asset or property management fees will be incurred. Such services are now performed by employees of Columbia Property Trust and, in select markets, third party providers.
Depreciation was $57.5 million for the six months ended June 30, 2014, which represents an increase from $53.7 million for the six months ended June 30, 2013, due to the acquisition of the 221 Main Street Building and the completion of certain capital improvements at our existing properties. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $38.7 million for the six months ended June 30, 2014, which represents a slight decrease as compared to $39.9 million for the six months ended June 30, 2013, as the write offs of unamortized lease-specific assets related to a lease termination in the fourth quarter of 2014 are offset by the impact of the 221 Main Street Building acquisition. Excluding the impact of changes to the leases currently in place at our properties, we expect future amortization to fluctuate as a result of future acquisitions and dispositions.
We revised our investment strategy for the 180 Park Avenue, #103 Building in Florham Park, New Jersey, to sell "as is" in the near term. As a result, we reduced the carrying value of the property to its estimated fair value by recognizing a property impairment loss of $13.6 million in the first quarter of 2014. In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida, in connection with exiting this market. As a result, we reduced the carrying value of this property to fair value, estimated based on its approximate net contract price by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014 for $18.4 million, net of transaction costs.
General and administrative expenses were $15.4 million for the six months ended June 30, 2014, which represents a decrease as compared to $45.8 million for the six months ended June 30, 2013, primarily due to the contractual impact of transitioning to a self-managed structure in 2013 (see Note 9, Related-Party Transactions and Agreements for details). We expect future general and administrative expenses to remain at similar levels or decrease slightly due to various corporate cost-saving initiatives expected in the longer term.
We incurred acquisition fees and expenses of $6.1 million related to the acquisition of the 221 Main Street Building in San Francisco, California. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of this acquisition. We expect future acquisition fees and expenses to fluctuate with acquisition activity.

Interest expense was $36.8 million for the six months ended June 30, 2014, which represents a decrease as compared to $52.2 million for the six months ended June 30, 2013, primarily due to the settlement of $466.0 million of our $586.0 million total capital lease obligations in December 2013 and reduced interest rates as a result of our debt refinancings in August 2013, partially offset by interest incurred on the mortgage note assumed in connection with the 221 Main Street Building acquisition. Interest expense is expected to fluctuate with future acquisition activity as we assume additional mortgage notes or utilize our capacity under the JPMorgan Chase Credit Facility.
Interest and other income was $3.6 million for the six months ended June 30, 2014, which represents a decrease as compared to $18.2 million for the six months ended June 30, 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds and the related obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this activity consists of interest income earned on investments in development authority bonds with a remaining term of approximately 7.5 years as of June 30, 2014.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $(0.3) million for the six months ended June 30, 2014, compared to a gain of $0.2 million for the six months ended June 30, 2013. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Discontinued Operations
We recognized a loss from discontinued operations was approximately $(0.7) million for the six months ended June 30, 2014, as compared to a gain of $0.2 million for the six months ended June 30, 2013. The decrease in discontinued operations is due to our adoption of ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed of subsequent to April 1, 2014, have not been reclassified to discontinued operations. As further explained in Note 10, Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income was $11.4 million, or $0.09 per basic and diluted share, for the six months ended June 30, 2014, which represents an increase as compared to a loss of $(2.0) million, or $(0.01) per basic and diluted share, for the six months ended June 30, 2013. The increase is primarily due to nonrecurring fees incurred under the Transition Services Agreement and the Consulting Services Agreement in 2013 (see Note 9, Related-Party Transactions and Agreements, of the accompanying financial statements), which is partially offset by the impact of disposition and acquisition activity in the current year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
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
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies and this may not be comparable to those presentations.
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

Reconciliations of net income to FFO (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reconciliation of Net Income to Funds From Operations:
Net income (loss)	$8,021	$20,601	$11,421	$(2,007)
Adjustments:
Depreciation of real estate assets	30,169	30,608	57,473	61,235
Amortization of lease-related costs	20,221	22,327	38,742	44,274
Impairment loss on real estate assets	1,432	—	14,982	16,867
Loss (gain) on sale of real estate assets - discontinued operations	650	—	978	(10,014)
Total Funds From Operations adjustments	52,472	52,935	112,175	112,362
Funds From Operations	$60,493	$73,536	$123,596	$110,355
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
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we initiated the process to market the 18 Property Sale. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values, estimated based on projected discounted future cash flows and recorded corresponding property impairment losses, of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, we reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contract price (Level 2) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013.
In the first quarter of 2014, we revised our investment strategy for the 180 Park Avenue, #103 Building in Florham Park, New Jersey, to sell the property to a user in the near term. As a result, management reduced its intended holding period for the property and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. We concluded that the 180 Park Avenue, #103 Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million, in the first quarter of 2014. The sale of the 180 Park Avenue, #103 Building closed on June 4, 2014 for $10.2 million, exclusive of transaction costs.

In the second quarter of 2014, we decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida in connection with exiting this market. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, we reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014 for $18.4 million, net of transaction costs.
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
For the three and six months ended June 30, 2013 (in thousands):

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of June 30, 2014, the 7031 Columbia Gateway Drive Building met the criteria to be classified as held for sale in the accompanying balance sheet. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements, for discussion of these dispositions.
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

•
The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place lease over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to write-off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
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
Property Dispositions
On July 1, 2014, we closed on the disposition of the 7031 Columbia Gateway Drive Building, which is described in Note 3, Real Estate and Other Transactions, of the accompanying financial statements.
Amended Articles of Incorporation
We amended our articles of incorporation on July 1, 2014, which reduced the number of common shares authorized from 900,000,000 to 225,000,000, as discussed in Note 7, Stockholders' Equity, of the accompanying financial statements.
Dividend Declaration
On August 6, 2014, the board of directors declared dividends for the third quarter of 2014 in the amount of $0.30 per share, payable on September 16, 2014 to stockholders of record on September 2, 2014.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility, the $450 Million Term Loan, and the 333 Market Street Building mortgage note. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rates on the $450 Million Term Loan and the 333 Market Street Building mortgage note have been effectively fixed through the interest rate swap agreements described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of June 30, 2014, we had $75.0 million outstanding borrowings under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.2 million outstanding on the 333 Market Street Building mortgage note; $249.1 million in 5.875% bonds outstanding; and $654.4 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.22% as of June 30, 2014.
Approximately $1,560.7 million of our total debt outstanding as of June 30, 2014, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2014, these balances incurred interest expense at an average interest rate of 4.36% and have expirations ranging from 2014 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at June 30, 2014, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations, liquidity, or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2014, we did not repurchase any shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2014, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	August 7, 2014	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2014 FORM 10-Q OF
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

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).
3.6	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
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