Form 10-Q
period 2014-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2014-10-30
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of October 24, 2014: 124,974,142 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2013. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$789,967	$706,938
Buildings and improvements, less accumulated depreciation of $630,114 and $604,497, as of September 30, 2014 and December 31, 2013, respectively	3,046,359	2,976,287
Intangible lease assets, less accumulated amortization of $302,713 and $298,975, as of September 30, 2014 and December 31, 2013, respectively	259,146	281,220
Construction in progress	16,479	7,949
Real estate assets held for sale, less accumulated depreciation and amortization of $46,637, as of September 30, 2014	211,131	—
Total real estate assets	4,323,082	3,972,394
Cash and cash equivalents	46,433	99,855
Tenant receivables, net of allowance for doubtful accounts of $2 and $52 as of September 30, 2014 and December 31, 2013, respectively	8,200	7,414
Straight-line rent receivable	113,645	113,592
Prepaid expenses and other assets	28,320	32,423
Deferred financing costs, less accumulated amortization of $14,321 and $11,938, as of September 30, 2014 and December 31, 2013, respectively	9,334	10,388
Intangible lease origination costs, less accumulated amortization of $216,091 and $216,598, as of September 30, 2014 and December 31, 2013, respectively	113,447	148,889
Deferred lease costs, less accumulated amortization of $34,238 and $27,375, as of September 30, 2014 and December 31, 2013, respectively	97,273	87,527
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $13,631, as of September 30, 2014	23,853	—
Total assets	$4,883,587	$4,592,482
Liabilities:
Line of credit and notes payable	$1,590,824	$1,240,249
Bonds payable, net of discount of $881 and $1,070, as of September 30, 2014 and December 31, 2013, respectively	249,119	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	100,911	99,678
Deferred income	26,478	21,938
Intangible lease liabilities, less accumulated amortization of $80,043 and $76,500, as of September 30, 2014 and December 31, 2013, respectively	79,198	73,864
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization of $2,432, as of September 30, 2014	3,037	—
Total liabilities	2,169,567	1,804,659
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 and 900,000,000 shares authorized, 124,969,182 and 124,830,122 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	1,249	1,248
Additional paid-in capital	4,601,363	4,600,166
Cumulative distributions in excess of earnings	(1,886,346)	(1,810,284)
Other comprehensive loss	(2,246)	(3,307)
Total equity	2,714,020	2,787,823
Total liabilities and equity	$4,883,587	$4,592,482
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$104,938	$101,859	$309,326	$306,268
Tenant reimbursements	23,861	23,073	70,528	66,583
Hotel income	6,732	6,788	17,298	18,304
Other property income	1,450	782	5,754	2,036
	136,981	132,502	402,906	393,191
Expenses:
Property operating costs	41,144	39,783	118,956	114,436
Hotel operating costs	5,039	4,693	13,869	13,774
Asset and property management fees:
Related-party	—	—	—	4,693
Other	682	239	1,646	1,382
Depreciation	29,980	27,155	87,453	80,820
Amortization	19,476	19,705	58,218	59,589
Impairment loss on real estate assets	—	—	14,982	—
General and administrative	7,836	7,880	23,194	53,656
Listing costs	—	756	—	756
Acquisition expenses	7,996	—	14,098	—
	112,153	100,211	332,416	329,106
Real estate operating income	24,828	32,291	70,490	64,085
Other income (expense):
Interest expense	(19,273)	(26,567)	(56,043)	(78,750)
Interest and other income	1,803	9,125	5,415	27,349
Loss on interest rate swaps	(28)	(419)	(363)	(198)
	(17,498)	(17,861)	(50,991)	(51,599)
Income before income tax expense and gains on sale of real estate assets	7,330	14,430	19,499	12,486
Income tax expense	(409)	(424)	(416)	(646)
Income before gains on sale of real estate	6,921	14,006	19,083	11,840
Gains on sale of real estate assets	18,607	—	18,607	—
Income from continuing operations	25,528	14,006	37,690	11,840
Discontinued operations:
Operating loss from discontinued operations	(540)	(9,206)	(303)	(19,061)
Gain (loss) on disposition of discontinued operations	—	—	(978)	10,014
Loss from discontinued operations	(540)	(9,206)	(1,281)	(9,047)
Net income	$24,988	$4,800	$36,409	$2,793
Per-share information – basic:
Income from continuing operations	$0.20	$0.10	$0.30	$0.09
Loss from discontinued operations	$0.00	$(0.07)	$(0.01)	$(0.07)
Net income	$0.20	$0.04	$0.29	$0.02
Weighted-average common shares outstanding – basic	124,863	134,668	124,858	135,661
Per-share information – diluted:
Income from continuing operations	$0.20	$0.10	$0.30	$0.09
Loss from discontinued operations	$0.00	$(0.07)	$(0.01)	$(0.07)
Net income	$0.20	$0.04	$0.29	$0.02
Weighted-average common shares outstanding – diluted	124,938	134,668	124,921	135,661
Dividends per share	$0.300	$0.380	$0.900	$1.140
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$24,988	$4,800	$36,409	$2,793
Foreign currency translation adjustment realized in discontinued operations	—	—	—	(83)
Market value adjustment to interest rate swap	850	(922)	1,061	1,795
Comprehensive income	$25,838	$3,878	$37,470	$4,505

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	139	1	1,197	—	—	1,198
Distributions to common stockholders ($0.90 per share)	—	—	—	(112,471)	—	(112,471)
Net income	—	—	—	36,409	—	36,409
Market value adjustment to interest rate swap	—	—	—	—	1,061	1,061
Balance, September 30, 2014	124,969	$1,249	$4,601,363	$(1,886,346)	$(2,246)	$2,714,020

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Other Comprehensive Income (Loss)	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	1,665	17	46,585	—	—	—	46,602
Redemptions of common stock	(4,373)	(44)	(112,062)	—	—	—	(112,106)
Decrease in redeemable common stock	—	—	—	—	99,526	—	99,526
Distributions to common stockholders ($1.14 per share)	—	—	—	(154,024)	—	—	(154,024)
Offering costs	—	—	(121)	—	—	—	(121)
Net income	—	—	—	2,793	—	—	2,793
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	1,795	1,795
Balance, September 30, 2013	134,193	$1,342	$4,836,291	$(1,785,762)	$—	$(3,509)	$3,048,362

(1)	As applicable, share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013 four-for-one reverse stock split (see Note 7, Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$36,409	$2,793
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(7,366)	(19,188)
Depreciation	87,453	92,146
Amortization	56,087	64,716
Impairment losses on real estate assets	14,982	29,737
Noncash interest expense	2,297	2,947
Gain on interest rate swaps	(3,624)	(4,354)
Gain on sale of real estate	(17,629)	(10,014)
Stock-based compensation expense	1,511	200
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	(1,533)	2,562
Decrease (increase) in prepaid expenses and other assets	2,252	(5,136)
Increase (decrease) in accounts payable and accrued expenses	(4,195)	499
Increase in due to affiliates	—	7,074
Increase in deferred income	4,482	383
Net cash provided by operating activities	171,126	164,365
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	131,028	65,928
Real estate acquisitions	(335,986)	—
Capital improvements	(41,615)	(36,053)
Deferred lease costs paid	(12,057)	(20,356)
Net cash provided by (used in) investing activities	(258,630)	9,519
Cash Flows from Financing Activities:
Financing costs paid	(1,482)	(3,702)
Proceeds from lines of credit and notes payable	283,000	214,000
Repayments of lines of credit and notes payable	(134,965)	(154,304)
Issuance of common stock	—	46,402
Redemptions of common stock	—	(115,781)
Distributions paid to stockholders	(112,471)	(107,622)
Distributions paid to stockholders and reinvested in shares of our common stock	—	(46,402)
Tender offer and offering costs paid	—	(121)
Net cash provided by (used in) financing activities	34,082	(167,530)
Net increase (decrease) in cash and cash equivalents	(53,422)	6,354
Effect of foreign exchange rate on cash and cash equivalents	—	(103)
Cash and cash equivalents, beginning of period	99,855	53,657
Cash and cash equivalents, end of period	$46,433	$59,908
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of September 30, 2014, Columbia Property Trust owned 36 office properties and one hotel, which includes 57 operational buildings. These properties comprise approximately 16.8 million square feet of commercial space and are located in 12 states and the District of Columbia. As of September 30, 2014, 35 of the office properties were wholly owned and the remaining property was owned through a consolidated subsidiary; the office properties were approximately 93.5% leased.

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

Real Estate Assets
Columbia Property Trust is required to make subjective assessments as to the useful lives of its depreciable assets. Columbia Property Trust considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of its assets by class are as follows:

Buildings	40 years
Building and site improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction.
Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Columbia Property Trust's real estate assets and related intangible assets and liabilities and net income.
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market 18 properties for sale (the "18 Property Sale"). Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values, estimated based on projected discounted future cash flows and recorded corresponding property impairment losses, of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating loss from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the 18 Property Sale agreement in the fourth quarter of 2013, Columbia Property Trust reduced the aggregate carrying value of the assets included therein to fair value, as estimated based on the approximate net contract price (Level 2) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is also included in operating loss from discontinued operations in the accompanying statement of operations.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of September 30, 2014, the Lenox Park Property met the criteria to be classified as held for sale in the accompanying balance sheet. See Note 3, Real Estate and Other Transactions, for discussion of this disposition.

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of September 30, 2014 and December 31, 2013, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2014	Gross	$79,982	$406,121	$359,557	$164,700
	Accumulated Amortization	(60,364)	(243,510)	(229,722)	(82,475)
	Net	$19,618	$162,611	$129,835	$82,225
December 31, 2013	Gross	$80,836	$388,686	$365,487	$150,364
	Accumulated Amortization	(56,859)	(229,065)	(216,598)	(76,500)
	Net	$23,977	$159,621	$148,889	$73,864
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2014	$1,333	$8,979	$8,232	$3,754
For the three months ended September 30, 2013	$1,487	$9,728	$9,957	$3,640
For the nine months ended September 30, 2014	$4,039	$26,230	$25,105	$10,613
For the nine months ended September 30, 2013	$4,626	$29,783	$29,898	$11,071
The remaining net intangible assets and liabilities as of September 30, 2014, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended December 31, 2014	$1,332	$11,662	$8,595	$4,927
For the years ending December 31:
2015	4,492	37,772	30,602	17,349
2016	3,760	27,919	23,765	12,404
2017	1,891	19,486	16,951	8,570
2018	1,087	14,635	12,233	6,950
2019	1,047	13,132	11,021	6,235
Thereafter	6,009	38,005	26,668	25,790
	$19,618	$162,611	$129,835	$82,225
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of September 30, 2014 and December 31, 2013, and recognized amortization of these assets of approximately $0.5 million for the three months ended September 30, 2014 and 2013, and $1.6 million for the nine months ended September 30, 2014 and 2013.
As of September 30, 2014, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the three months ended December 31, 2014	$517
For the years ending December 31:
2015	2,069
2016	2,069
2017	2,069
2018	2,069
2019	2,069
Thereafter	85,209
$96,071
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
Deferred Lease Costs
Deferred lease costs are comprised of costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease. Such costs are capitalized and recognized as operating expenses over the lease term. Columbia Property Trust recognized amortization of deferred lease costs of approximately $2.9 million and $3.5 million for the three months ended September 30, 2014 and 2013, respectively, and $9.2 million and $10.0 million for the nine months ended September 30, 2014 and 2013, respectively, the majority of which is recorded as amortization expense. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
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

The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(2,246)	$(3,307)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(3,955)	$(7,579)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(6.2) million and $(10.9) million at September 30, 2014 and December 31, 2013, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$850	$(922)	$1,061	$1,795
Loss on interest rate swap recognized through earnings	$(28)	$(419)	$(363)	$(198)
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
Recent Accounting Pronouncements
In April 2014, Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08"), which raises the threshold used to determine whether revenues and expenses associated with dispositions are reclassified to discontinued operations in the statement of operations. Under the new standard, typical asset sales will remain in continuing operations; whereas, asset sales that represent a strategic shift in operations (for example, exiting a major geographical area) would be reclassified to discontinued operations. ASU 2014-08 is required beginning with the first quarter of 2015; however, Columbia Property Trust elected to adopt the new standard effective April 1, 2014.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s Accounting Standards Codification such as real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective for Columbia Property Trust beginning on January 1, 2017, and early adoption is not permitted. Columbia Property Trust is in currently in the process of evaluating the potential impact, if any, ASU 2014-09 will have on its financial statements and disclosures.

3.	Real Estate and Other Transactions
Acquisitions
During the nine months ended September 30, 2014, Columbia Property Trust acquired the following properties (in thousands):

	221 Main Street Building	650 California Street Building
Location	San Francisco, CA	San Francisco, CA
Date Acquired	April 22, 2014	September 9, 2014
Purchase price:
Land	$60,509	$75,384
Building and Improvements	161,853	221,135
Intangible lease assets	12,776	19,306
Intangible lease origination costs	3,475	4,290
Intangible below market lease liability	(10,323)	(9,908)
Total purchase price	$228,290	$310,207
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
221 Main Street Building
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 388,000 square foot office building in San Francisco, California, for $228.8 million, exclusive of transaction costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the JPMorgan Credit Facility, and cash on hand. Columbia Property Trust recognized revenues of $7.9 million and a net loss of $9.4 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to September 30, 2014. The net loss includes acquisition-related expenses of $6.1 million.
As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (16%), and no other tenants lease more than 10% of the building based on annualized lease revenue.

650 California Street Building
On September 9, 2014, Columbia Property Trust acquired the 650 California Street Building, a 478,000 square foot office building in San Francisco, California, for $310.2 million, exclusive of transaction costs. The acquisition was funded with a $130.0 million assumed mortgage note, $118.0 million of borrowings on the JPMorgan Credit Facility, and cash on hand. Columbia Property Trust recognized revenues of $1.3 million and a net loss of $8.3 million from the 650 California Street Building acquisition for the period from September 9, 2014 to September 30, 2014. The net loss includes acquisition-related expenses of $8.0 million.
As of the acquisition date, the 650 California Street Building was 88.1% leased to 18 tenants, including Littler Mendelson (24%), Credit Suisse (13%), and Goodby Silverstein (11%).
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for the three and nine months ended September 30, 2014, have been prepared for Columbia Property Trust to give effect to the acquisition of both the 650 California Street Building and the 221 Main Street Building as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of the 650 California Street Building and the 221 Main Street Building been consummated as of January 1, 2013 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	$139,884	$137,818	$416,234	$322,857
Net income (loss)	$29,751	$3,727	$33,892	$(46,628)
Net income (loss) per share - basic	$0.24	$0.03	$0.27	$(0.34)
Net income (loss) per share - diluted	$0.24	$0.03	$0.27	$(0.34)
Dispositions
As a result of adopting ASU 2014-08 effective April 1, 2014 (see Note 2, Significant Accounting Policies), for all periods presented in the accompanying consolidated statements of operations, the revenues and expenses associated with the second and third quarter 2014 property sales described below are included in continuing operations, while the revenues and expenses associated with sales executed before April 1, 2014, are classified as discontinued operations.
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
200 South Orange Building
On June 30, 2014, Columbia Property Trust closed on the sale of the 200 South Orange Building in Orlando, Florida, for $18.8 million, exclusive of transaction costs. This transaction resulted in a $1.4 million impairment loss in the second quarter of 2014, as further described in Note 2, Significant Accounting Policies.
7031 Columbia Gateway Drive Building
On July 1, 2014, Columbia Property Trust closed on the sale of the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for $59.5 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $7.8 million in the third quarter of 2014.
9 Technology Drive Building
On August 22, 2014, Columbia Property Trust closed on the sale of the 9 Technology Drive Building in Westborough, Massachusetts, for $47.0 million, exclusive of purchase price adjustments and transaction costs, yielding a gain on sale of real estate assets of $10.8 million in the third quarter of 2014.

Lenox Park Property
On October 3, 2014, Columbia Property Trust closed on the sale of the five buildings comprising the Lenox Park Property in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of approximately $56.6 million, which will be reflected in the fourth quarter and may be adjusted in future periods as additional information regarding estimated transaction costs becomes available. As of September 30, 2014, the assets and liabilities of the Lenox Park Property are classified as held for sale in the accompanying balance sheet.
Other Transactions
As described in Note 9, Related-Party Transactions and Agreements, Columbia Property Trust acquired Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services") and Columbia Property Trust Services, LLC ("Columbia Property Trust Services") on February 28, 2013. The following unaudited pro forma statements of operations presented for the nine months ended September 30, 2013, have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2013 (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues	*	*	*	$394,313
Net income	*	*	*	$36,570

*
Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of the three months ended September 30, 2014 and 2013, and the nine months ended September 30, 2014.

4.	Line of Credit and Notes Payable
As of September 30, 2014 and December 31, 2013, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	September 30, 2014	December 31, 2013
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	206,999	207,559
JPMorgan Chase Credit Facility	150,000	—
650 California Street Building mortgage note	130,000	—
100 East Pratt Street Building mortgage note	105,000	105,000
221 Main Street Building mortgage note	73,000	—
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	32,748	34,713
215 Diehl Road Building mortgage note	21,000	21,000
544 Lakeview Building mortgage note	9,077	8,977
Total indebtedness	$1,590,824	$1,240,249
221 Main Street Building Mortgage Note
In April 2014, in connection with acquiring the 221 Main Street Building in San Francisco, California, Columbia Property Trust assumed a $73.0 million mortgage note payable (the "221 Main Street Building Mortgage Note"), which is secured by the property. At the time of acquisition, Columbia Property Trust evaluated the 221 Main Street Building Mortgage Note and determined that the face value of the note approximates its fair value. The fair value of the 221 Main Street Building mortgage note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates (Level 2). The 221 Main Street Building Mortgage Note is due on May 10, 2017, and requires monthly interest-only payments at an interest rate of 3.95% per annum.
650 California Street Building Mortgage Note
In September 2014, in connection with acquiring the 650 California Street Building in San Francisco, California, Columbia Property Trust assumed a $130.0 million mortgage note payable (the "650 California Street Building Mortgage Note"), which is secured by the property. At the time of acquisition, Columbia Property Trust evaluated the 650 California Street Building Mortgage Note and determined that the face value of the note approximates its fair value. The fair value of the 650 California Street Building mortgage note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates (Level 2). The 650 California Building Mortgage Note is due on July 1, 2019. Through June 2015, the 650 California Street Building Mortgage Note requires monthly, interest-only payments at an interest rate of 3.60% per annum. Beginning in July 2015, monthly payments will be $591,000 monthly ($7.1 million annually), consisting of principal and interest.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2014 and December 31, 2013, was approximately $1,618.4 million and $1,245.3 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Debt Covenants
During the nine months ended September 30, 2014 and 2013, Columbia Property Trust made interest payments of approximately $40.9 million and $45.6 million, respectively. There was no interest capitalized in either period. As of September 30, 2014, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its $450 Million Term Loan (the "$450 Million Term Loan"), JPMorgan Chase Credit Facility, and notes payable obligations.

5.	Bonds Payable
In 2011, Columbia Property Trust OP issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $7.3 million were made on the 2018 Bonds Payable during the nine months ended September 30, 2014 and 2013. As of September 30, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2018 Bonds Payable.
The estimated fair value of the 2018 Bonds Payable as of September 30, 2014, and December 31, 2013, was approximately $250.8 million. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2014, no such options have been exercised that have not been materially satisfied.

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
On January 21, 2014, Columbia Property Trust granted 143,740 shares of common stock to employees, net of 12,752 shares withheld to settle the related tax liability, under the 2013 Long-Term Incentive Plan (the "2013 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2015, 2016, and 2017. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the 2013 Long-Term Incentive Plan for the nine months ended September 30, 2014, follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(36)		$24.82
Forfeited	(1)		$24.82
Unvested shares as of September 30, 2014	107	(2)	$24.82

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the grant.

(2)
As of September 30, 2014, we expect approximately 101,000 of the 107,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the 2013 Long-Term Incentive Plan.

During 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. In October 2013, Columbia Property Trust paid the annual equity retainer for 2013. A summary of these grants, made under the 2013 Long-Term Incentive Plan, follows:

Date of Grant	Shares	Weighted-Average Grant-Date Fair Value
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
October 1, 2014	4,960	$23.89
2013 Director Grant:
September 13, 2013	6,820	$29.32
For the three and nine months ended September 30, 2014, Columbia Property Trust incurred $0.5 million and $1.5 million, respectively, in stock-based compensation expense, of which $0.1 million and $0.2 million, respectively, related to the issuance of shares to independent directors as described above, $0.2 million and $0.7 million, respectively, related to the amortization of unvested awards under the 2013 LTIP Employee Grant, and $0.2 million and $0.6 million, respectively, related to future employee awards to be granted for service during this period. These future awards have been authorized and employee service related to these awards began on January 1, 2014. Columbia Property Trust anticipates granting these awards in January 2015, with 25% of the grant vesting on the grant date and the remaining shares vesting ratably on January 31, 2016, 2017, and 2018 (the "2014 LTIP Employee Grant"). These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations. As of September 30, 2014, there was $1.9 million of unrecognized compensation costs related to unvested awards under the 2013 LTIP Employee Grant. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
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

8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013
Investment in real estate funded with other assets	$3,807	$—
Other assets assumed at acquisition	$2,493	$741
Other liabilities assumed at acquisition	$2,004	$741
Other liabilities settled at disposition	$—	$872
Notes payable assumed at acquisition	$203,000	$—
Interest accruing to notes payable	$—	$186
Amortization of net premiums (discounts) on debt	$270	$270
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,061	$1,795
Accrued capital expenditures and deferred lease costs	$16,808	$10,203
Accrued deferred financing costs	$31	$7
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$1,197	$200
Decrease in redeemable common stock	$—	$99,526

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

Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investor services	$—	$269	$—	$638
Administrative reimbursements, net(1)	—	37	—	1,928
Consulting fees(2)	—	—	—	25,417
Transition services(3)	—	—	—	5,750
Asset management fees	—	—	—	5,083
Property management fees	—	—	—	523
Construction fees(4)	—	—	—	139
Other	—	—	—	69
Total	$—	$306	$—	$39,547

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million for the nine months ended September 30, 2013.

(2)	$17.8 million of the $25.4 million of consulting fees incurred were paid during the nine months ended September 30, 2013. The remaining $7.6 million was paid during the fourth of 2013.

(3)	$4.5 million of the $5.8 million of transition services fees incurred were paid during the nine months ended September 30, 2013. The remaining $1.3 million was paid during the fourth quarter of 2013.

(4)	Construction fees are capitalized to real estate assets as incurred.

10.	Held for Sale and Discontinued Operations
Held for Sale
In accordance with GAAP, assets and liabilities that meet certain criteria for disposal are required to be classified as held for sale. As of September 30, 2014, the Lenox Park Property was subject to a firm sale contract and, thus, classified as held for sale in the accompanying consolidated balance sheet. This transaction closed on October 3, 2014, and will be reflected in the fourth quarter of 2014 (see Note 3, Real Estate and Other Transactions).
The major classes of assets and liabilities classified as held for sale as of September 30, 2014, is provided below (in thousands):

September 30, 2014
Real estate assets held for sale:
Real estate assets, at cost:
Land	$28,858
Buildings and improvements, less accumulated depreciation of $30,874	163,120
Intangible lease assets, less accumulated amortization of $15,763	19,153
Total real estate assets held for sale, net	$211,131

Other assets held for sale:
Tenant receivables	$74
Straight-line rent receivable	7,349
Prepaid expenses and other assets	42
Intangible lease origination costs, less accumulated amortization of $13,631	16,388
Total other assets held for sale, net	$23,853

Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$10
Intangible lease liabilities, less accumulated amortization of $2,432	3,027
Total liabilities held for sale, net	$3,037

Discontinued Operations
As a result of implementing ASU 2014-08 effective April 1, 2014 (see Note 2, Significant Accounting Policies), beginning in the second quarter of 2014, the operating results for properties sold will generally be included in continuing operations. The following properties were sold prior to implementing ASU 2014-08 and are, therefore, included in discontinued operations in the accompanying consolidated statements of operations for all periods presented:

•	the properties included in the 18 Property Sale, which closed on November 5, 2013 for $521.5 million and resulted in a net gain of $0.2 million; and

•
Dvintsev Business Center - Tower B Building, in Moscow, Russia, which sold on March 21, 2013 and its holding entity, Landlink Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million and resulted in a gain of $10.0 million in the first quarter of 2013.

The following table shows the revenues and expenses of the above-described discontinued operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$14,220	$4	$43,190
Tenant reimbursements	15	3,294	115	9,851
Other property income	—	—	—	292
	15	17,514	119	53,333
Expenses:
Property operating costs	7	6,341	(258)	18,714
Asset and property management fees	—	141	7	1,449
Depreciation	—	3,756	—	11,326
Amortization	—	2,322	—	6,712
Impairment loss on real estate assets	—	12,870	—	29,737
General and administrative	548	219	676	1,291
Total expenses	555	25,649	425	69,229
Operating loss	(540)	(8,135)	(306)	(15,896)
Other income (expense):
Interest expense	—	(1,127)	—	(3,379)
Interest and other income	—	60	3	224
	—	(1,067)	3	(3,155)
Loss from discontinued operations before income tax expense	(540)	(9,202)	(303)	(19,051)
Income tax expense	—	(4)	—	(10)
Loss from discontinued operations	(540)	(9,206)	(303)	(19,061)
Gain (loss) on disposition of discontinued operations	—	—	(978)	10,014
Loss from discontinued operations	$(540)	$(9,206)	$(1,281)	$(9,047)

11.    Earnings Per Share
For the three and nine months ended September 30, 2014, the basic and diluted earnings per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to the 2013 LTIP Employee Grant and the 2014 LTIP Employee Grant. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$24,988	$4,800	$36,409	$2,793
Distributions paid on unvested shares	(32)	—	(96)	—
Net income used to calculate basic and diluted earnings per share	$24,956	$4,800	$36,313	$2,793
The following table reconciles the denominator for the basic and diluted earnings per-share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Weighted-average common shares - basic	124,863	134,668	124,858	135,661
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
2013 LTIP Employee Grant	29	—	26	—
2014 LTIP Employee Grant	46	—	37	—
Weighted-average common shares - diluted	124,938	134,668	124,921	135,661
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands); and its condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$783,726	$—	$789,967
Buildings and improvements, net	—	26,557	3,019,802	—	3,046,359
Intangible lease assets, net	—	—	259,146	—	259,146
Construction in progress	—	3,653	12,826	—	16,479
Real estate assets held for sale, net	—	—	211,131	—	211,131
Total real estate assets	—	36,451	4,286,631	—	4,323,082
Cash and cash equivalents	21,855	8,466	16,112	—	46,433
Investment in subsidiaries	2,515,160	2,271,538	—	(4,786,698)	—
Tenant receivables, net of allowance	—	374	7,826	—	8,200
Straight-line rent receivable	—	334	113,311	—	113,645
Prepaid expenses and other assets	177,005	148,250	23,489	(320,424)	28,320
Deferred financing costs, net	—	6,763	2,571	—	9,334
Intangible lease origination costs, net	—	—	113,447	—	113,447
Deferred lease costs, net	—	1,565	95,708	—	97,273
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	—	23,853	—	23,853
Total assets	$2,714,020	$2,473,741	$4,802,948	$(5,107,122)	$4,883,587
Liabilities:
Line of credit and notes payable	$—	$600,000	$1,309,697	$(318,873)	$1,590,824
Bonds payable, net	—	249,119	—	—	249,119
Accounts payable, accrued expenses, and accrued capital expenditures	—	15,195	85,716	—	100,911
Due to affiliates	—	18	1,533	(1,551)	—
Deferred income	—	183	26,295	—	26,478
Intangible lease liabilities, net	—	—	79,198	—	79,198
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale, net	—	—	3,037	—	3,037
Total liabilities	—	864,515	1,625,476	(320,424)	2,169,567
Equity:
Total equity	2,714,020	1,609,226	3,177,472	(4,786,698)	2,714,020
Total liabilities and equity	$2,714,020	$2,473,741	$4,802,948	$(5,107,122)	$4,883,587

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$700,697	$—	$706,938
Building and improvements, net	—	24,185	2,952,102	—	2,976,287
Intangible lease assets, net	—	—	281,220	—	281,220
Construction in progress	—	28	7,921	—	7,949
Total real estate assets	—	30,454	3,941,940	—	3,972,394
Cash and cash equivalents	53,322	20,708	25,825	—	99,855
Investment in subsidiaries	2,557,347	2,286,982	—	(4,844,329)	—
Tenant receivables, net of allowance	—	—	7,414	—	7,414
Straight-line rent receivable	—	22	113,570	—	113,592
Prepaid expenses and other assets	177,185	150,806	26,602	(322,170)	32,423
Deferred financing costs, net	—	8,762	1,626	—	10,388
Intangible lease origination costs, net	—	—	148,889	—	148,889
Deferred lease costs, net	—	1,495	86,032	—	87,527
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482
Liabilities:
Lines of credit and notes payable	$—	$450,000	$1,110,838	$(320,589)	$1,240,249
Bonds payable, net	—	248,930	—	—	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	31	11,816	87,831	—	99,678
Due to (from) affiliates	—	(925)	2,506	(1,581)	—
Deferred income	—	146	21,792	—	21,938
Intangible lease liabilities, net	—	—	73,864	—	73,864
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	31	709,967	1,416,831	(322,170)	1,804,659
Equity:
Total equity	2,787,823	1,789,262	3,055,067	(4,844,329)	2,787,823
Total liabilities, redeemable common stock, and equity	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$400	$104,627	$(89)	$104,938
Tenant reimbursements	—	73	23,788	—	23,861
Hotel income	—	—	6,732	—	6,732
Other property income	—	—	1,511	(61)	1,450
	—	473	136,658	(150)	136,981
Expenses:
Property operating costs	—	702	40,531	(89)	41,144
Hotel operating costs	—	—	5,039	—	5,039
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	682	—	682
Depreciation	—	440	29,540	—	29,980
Amortization	—	43	19,433	—	19,476
General and administrative	36	2,452	5,405	(57)	7,836
Acquisition expenses	—	—	7,996	—	7,996
	36	3,641	108,626	(150)	112,153
Real estate operating income (loss)	(36)	(3,168)	28,032	—	24,828
Other income (expense):
Interest expense	—	(7,715)	(16,219)	4,661	(19,273)
Interest and other income	1,986	2,676	1,802	(4,661)	1,803
Loss on interest rate swaps	—	—	(28)	—	(28)
Income from equity investment	23,038	29,876	—	(52,914)	—
	25,024	24,837	(14,445)	(52,914)	(17,498)
Income before income tax expense and gains on sale of real estate	24,988	21,669	13,587	(52,914)	7,330
Income tax expense	—	(1)	(408)	—	(409)
Income before gains on sale of real estate	24,988	21,668	13,179	(52,914)	6,921
Gains on sale of real estate	—	—	18,607	—	18,607
Income from continuing operations	24,988	21,668	31,786	(52,914)	25,528
Discontinued operations:
Operating loss from discontinued operations	—	—	(540)	—	(540)
Loss from discontinued operations	—	—	(540)	—	(540)
Net income	$24,988	$21,668	$31,246	$(52,914)	$24,988

Consolidating Statements of Operations (in thousands)

	For the three months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$101	$101,844	$(86)	$101,859
Tenant reimbursements	—	16	23,057	—	23,073
Hotel income	—	—	6,788	—	6,788
Other property income	—	—	839	(57)	782
	—	117	132,528	(143)	132,502
Expenses:
Property operating costs	—	386	39,483	(86)	39,783
Hotel operating costs	—	—	4,693	—	4,693
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	239	—	239
Depreciation	—	333	26,822	—	27,155
Amortization	—	7	19,698	—	19,705
General and administrative	17	3,685	4,231	(53)	7,880
Listing costs	25	731	—	—	756
	42	5,146	95,166	(143)	100,211
Real estate operating income (loss)	(42)	(5,029)	37,362	—	32,291
Other income (expense):
Interest expense	—	(8,656)	(22,624)	4,713	(26,567)
Interest and other income	2,001	2,714	9,123	(4,713)	9,125
Loss on interest rate swaps	—	—	(419)	—	(419)
Income from equity investment	2,841	11,840	—	(14,681)	—
	4,842	5,898	(13,920)	(14,681)	(17,861)
Income before income tax expense	4,800	869	23,442	(14,681)	14,430
Income tax expense	—	—	(424)	—	(424)
Income from continuing operations	4,800	869	23,018	(14,681)	14,006
Discontinued operations:
Operating loss from discontinued operations	—	—	(9,206)	—	(9,206)
Loss from discontinued operations	—	—	(9,206)	—	(9,206)
Net income	$4,800	$869	$13,812	$(14,681)	$4,800

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$597	$308,999	$(270)	$309,326
Tenant reimbursements	—	162	70,366	—	70,528
Hotel income	—	—	17,298	—	17,298
Other property income	—	—	5,910	(156)	5,754
	—	759	402,573	(426)	402,906
Expenses:
Property operating costs	—	1,924	117,302	(270)	118,956
Hotel operating costs	—	—	13,869	—	13,869
Asset and property management fees:
Related-party	—	12	—	(12)	—
Other	—	—	1,646	—	1,646
Depreciation	—	1,226	86,227	—	87,453
Amortization	—	66	58,152	—	58,218
Impairment loss on real estate assets	—	—	14,982	—	14,982
General and administrative	112	7,666	15,560	(144)	23,194
Acquisition expenses	—	—	14,098	—	14,098
	112	10,894	321,836	(426)	332,416
Real estate operating income (loss)	(112)	(10,135)	80,737	—	70,490
Other income (expense):
Interest expense	—	(22,928)	(47,130)	14,015	(56,043)
Interest and other income	5,962	8,058	5,410	(14,015)	5,415
Loss on interest rate swaps	—	—	(363)	—	(363)
Income from equity investment	30,559	51,329	—	(81,888)	—
	36,521	36,459	(42,083)	(81,888)	(50,991)
Income before income tax expense and gains on sale of real estate assets	36,409	26,324	38,654	(81,888)	19,499
Income tax expense	—	(3)	(413)	—	(416)
Income before gains of sale of real estate assets	36,409	26,321	38,241	(81,888)	19,083
Gains of sale of real estate assets	—	—	18,607	—	18,607
Income from continuing operations	36,409	26,321	56,848	(81,888)	37,690
Discontinued operations:
Operating loss from discontinued operations	—	—	(303)	—	(303)
Loss on disposition of discontinued operations	—	—	(978)	—	(978)
Loss from discontinued operations	—	—	(1,281)	—	(1,281)
Net income	$36,409	$26,321	$55,567	$(81,888)	$36,409

Consolidating Statements of Operations (in thousands)

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$303	$306,166	$(201)	$306,268
Tenant reimbursements	—	99	66,484	—	66,583
Hotel income	—	—	18,304	—	18,304
Other property income	—	17	2,155	(136)	2,036
	—	419	393,109	(337)	393,191
Expenses:
Property operating costs	—	1,456	113,181	(201)	114,436
Hotel operating costs	—	—	13,774	—	13,774
Asset and property management fees:
Related-party	4,397	11	313	(28)	4,693
Other	—	—	1,382	—	1,382
Depreciation	—	894	79,926	—	80,820
Amortization	—	21	59,568	—	59,589
General and administrative	17	41,435	12,312	(108)	53,656
Listing costs	25	731	—	—	756
	4,439	44,548	280,456	(337)	329,106
Real estate operating income (loss)	(4,439)	(44,129)	112,653	—	64,085
Other income (expense):
Interest expense	—	(24,981)	(67,933)	14,164	(78,750)
Interest and other income	6,000	8,169	27,344	(14,164)	27,349
Loss on interest rate swaps	—	—	(198)	—	(198)
Income from equity investment	1,232	56,842	—	(58,074)	—
	7,232	40,030	(40,787)	(58,074)	(51,599)
Income (loss) before income tax expense	2,793	(4,099)	71,866	(58,074)	12,486
Income tax expense	—	(3)	(643)	—	(646)
Income (loss) from continuing operations	2,793	(4,102)	71,223	(58,074)	11,840
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(19,719)	—	(19,061)
Gain on disposition of discontinued operations	—	—	10,014	—	10,014
Income (loss) from discontinued operations	—	658	(9,705)	—	(9,047)
Net income (loss)	$2,793	$(3,444)	$61,518	$(58,074)	$2,793

Consolidating Statements of Comprehensive Income (in thousands)

	For the three months ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$24,988	$21,668	$31,246	$(52,914)	$24,988
Market value adjustment to interest rate swap	850	850	—	(850)	850
Comprehensive income	$25,838	$22,518	$31,246	$(53,764)	$25,838

	For the three months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$4,800	$869	$13,812	$(14,681)	$4,800
Market value adjustment to interest rate swap	(922)	(922)	—	922	(922)
Comprehensive income	$3,878	$(53)	$13,812	$(13,759)	$3,878

	For the nine months ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$36,409	$26,321	$55,567	$(81,888)	$36,409
Market value adjustment to interest rate swap	1,061	1,061	—	(1,061)	1,061
Comprehensive income	$37,470	$27,382	$55,567	$(82,949)	$37,470

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$2,793	$(3,444)	$61,518	$(58,074)	$2,793
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	1,795	1,795	—	(1,795)	1,795
Comprehensive income (loss)	$4,505	$(1,649)	$61,435	$(59,786)	$4,505

Consolidating Statements of Cash Flows (in thousands)

	For the nine months ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(108)	$(29,439)	$200,673	$—	$171,126
Cash flows from investing activities:
Net proceeds from sale of real estate	—	131,028	—	—	131,028
Investment in real estate and related assets	—	(342,225)	(47,433)	—	(389,658)
Investments in subsidiaries	(219,063)	—	—	219,063	—
Net cash used in investing activities	(219,063)	(211,197)	(47,433)	219,063	(258,630)
Cash flows from financing activities:
Borrowings, net of fees	—	282,807	(1,289)	—	281,518
Repayments of notes payable	—	(133,000)	(1,965)	—	(134,965)
Distributions	(112,471)	—	—	—	(112,471)
Intercompany contributions (distributions)	300,175	78,587	(159,699)	(219,063)	—
Net cash provided by (used in) financing activities	187,704	228,394	(162,953)	(219,063)	34,082
Net decrease in cash and cash equivalents	(31,467)	(12,242)	(9,713)	—	(53,422)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$21,855	$8,466	$16,112	$—	$46,433

	For the nine months ended September 30, 2013
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(40)	$(62,941)	$227,346	$164,365
Cash flows from investing activities:
Net proceeds from sale of real estate	—	65,928	—	65,928
Investment in real estate and related assets	—	(4,252)	(52,157)	(56,409)
Net cash provided by (used in) investing activities	—	61,676	(52,157)	9,519
Cash flows from financing activities:
Borrowings, net of fees	—	210,339	(41)	210,298
Repayments of line of credit and notes payable	—	(126,000)	(28,304)	(154,304)
Issuance of common stock, net of redemptions and fees	(69,500)	—	—	(69,500)
Distributions	(154,024)	—	—	(154,024)
Intercompany transfers, net	227,598	(80,558)	(147,040)	—
Net cash provided by (used in) financing activities	4,074	3,781	(175,385)	(167,530)
Net increase (decrease) in cash and cash equivalents	4,034	2,516	(196)	6,354
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$24,948	$7,338	$27,622	$59,908

13.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Disposition
On October 3, 2014, Columbia Property Trust closed on the disposition of the Lenox Park Property. This disposition is described in Note 3, Real Estate and Other Transactions.

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
Overview
This year, we have continued to focus on improving our market concentration by growing our economic presence in key markets through strategic investment opportunities, and by divesting of properties situated in outlying markets, or which face more challenging appreciation prospects. We recently acquired two properties in San Francisco, California, the 221 Main Street Building for $228.8 million in April 2014, and the 650 California Street Building for $310.2 million in September 2014. We sold four smaller properties in outlying markets for total gross proceeds of $135.5 million in the first three quarters of 2014, and sold another single-tenant asset in Atlanta for $290.0 million in October 2014.
As a result of these capital recycling transactions, we have improved our concentration in key markets and central business districts, as well as reduced our exposure to single-tenant assets. Over the intermediate and longer term, we are continuing to seek to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, core-plus, and value-add investments. While transitioning the portfolio to more growth-oriented, core-plus, and value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund dividends to our stockholders and recurring expenditures. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the third quarter of 2014. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with recycled capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2014, we generated net cash flows from operating activities of $171.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $112.5 million.
During the nine months ended September 30, 2014, we acquired two properties in San Francisco, California, for an aggregate of $539.0 million by assuming two mortgage notes totaling $203.00 million and funding the balance with a combination of cash on hand and borrowings under our line of credit. During the same period, we sold four properties for total gross proceeds of $135.5 million, and increased borrowings under our line of credit to $150.0 million. On October 3, 2014, we sold a fifth property for gross proceeds of $290.0 million, which were used to fully repay our line of credit the same day.
On a short-term basis, we expect our primary sources of capital to be operating cash flows and select property dispositions. We expect that our principal demands for funds will be operating expenses, property acquisitions, distributions to stockholders, capital improvements to our existing assets, and interest and principal on current debt and any future debt financings. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the New York Stock Exchange on October 10, 2013, which, we believe, provides us access to additional and more efficient sources of capital. As of October 24, 2014, we had access to the full borrowing capacity under the JPMorgan Credit Facility of $500.0 million.
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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of September 30, 2014, our debt-to-real-estate-asset ratio was approximately 33.5%.
Universal Shelf Registration Statement
On September 15, 2014, we filed a universal shelf registration statement on Form S-3 (No. 333-198764) with the Securities and Exchange Commission (the "Universal Shelf Registration Statement"), which was effective upon filing. The Universal Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings would be established at the time of an offering.
JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500 million and matures on August 21, 2017, with a one-year extension option. As of September 30, 2014, we had an outstanding balance of $150.0 million on the JPMorgan Chase Credit Facility, which was repaid on October 3, 2014. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate, plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility up to $800.0 million, subject to certain limitations.
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
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of September 30, 2014. Currently, we expect to continue to be able to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of September 30, 2014, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Debt obligations	$1,840,348	$9,774	$704,971	$679,587	$446,016
Interest obligations on debt(1)	297,586	19,394	128,823	72,880	76,489
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	216,715	639	5,114	5,434	205,528
Total	$2,474,649	$29,807	$838,908	$757,901	$848,033

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $5.4 million during the nine months ended September 30, 2014, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of September 30, 2014, we owned controlling interests in 36 office properties, which were approximately 93.5% leased, and one hotel. Our operating income has increased for the nine months ended September 30, 2014, as compared to the same period in 2013, due to nonrecurring fees incurred in the first quarter of 2013 in connection with transitioning to a self-managed platform, partially offset by fees and expenses incurred in connection with the 2014 acquisitions of the 650 California Street Building and the 221 Main Street Building and impairment charges related to properties sold in 2014. In the near term, we expect operating income to fluctuate primarily based on leasing activities, acquisitions, and dispositions.
Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013
Continuing Operations
Rental income was $104.9 million for the three months ended September 30, 2014, which represents an increase as compared to $101.9 million for the three months ended September 30, 2013, primarily due to the acquisitions of the 650 California Street Building and the 221 Main Street Building, partially offset by properties sold during 2014. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $23.9 million and $41.1 million, respectively, for the three months ended September 30, 2014, which represents a slight increase as compared to $23.1 million and $39.8 million, respectively, for the three months ended September 30, 2013, as the impact of recent acquisitions is substantially offset by dispositions. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.7 million for the three months ended September 30, 2014, which represents a decrease as compared to $2.1 million for the three months ended September 30, 2013, due to repairs and maintenance and other non-recurring expenses. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.5 million for the three months ended September 30, 2014, which represents an increase as compared to $0.8 million for the three months ended September 30, 2013, primarily due to fees earned in connection with a lease termination at the 222 East 41st Street Building in 2014. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.7 million for the three months ended September 30, 2014, which represents an increase as compared to $0.2 million for the three months ended September 30, 2013, due to current year acquisitions. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.

Depreciation was $30.0 million for the three months ended September 30, 2014, which represents an increase from $27.2 million for the three months ended September 30, 2013, primarily due to the impact of current year acquisitions and the completion of capital improvements at existing properties. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was relatively stable at $19.5 million and $19.7 million for the three months ended September 30, 2014 and 2013, respectively, as the impact of recent acquisitions is offset by the properties disposed of in the current year. Excluding the impact of changes to the leases currently in place at our properties, we expect future amortization to fluctuate as a result of future acquisitions and dispositions.
General and administrative expenses remained relatively stable at $7.8 million for the three months ended September 30, 2014, and 2013. We expect general and administrative expenses to fluctuate somewhat in the near-term as we continue to transition to a regionalized investment and asset management platform.
We incurred $0.8 million in listing costs in the third quarter of 2013 in connection with preparing to list our shares on the New York Stock Exchange on October 10, 2013.
In the third quarter of 2014, we incurred acquisition expenses of $8.0 million related to the acquisition of the 650 California Building in San Francisco, California. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of this acquisition. We expect future acquisition fees and expenses to fluctuate with acquisition activity.
Interest expense was $19.3 million for the three months ended September 30, 2014, which represents a decrease as compared to $26.6 million for the three months ended September 30, 2013, primarily due to settling $466.0 million of our $586.0 million total capital lease obligations, and the related and offsetting development authority bond investments, in December 2013. Interest expense is expected to fluctuate with future acquisitions and financing activities.
Interest and other income was $1.8 million for the three months ended September 30, 2014, which represents a decrease as compared to $9.1 million for the three months ended September 30, 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds, and the related and offsetting obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 7.3 years as of September 30, 2014.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $(28,000) for the three months ended September 30, 2014, compared to $(419,000) for the three months ended September 30, 2013. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized gains of sales of real estate of $18.6 million for the three months ended September 30, 2014, resulting from the dispositions of the 7031 Columbia Gateway Drive Building and the 9 Technology Drive Building. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of these dispositions. We expect future gains on sale of real estate assets expenses to fluctuate with disposition activity.
Discontinued Operations
Loss from discontinued operations was $(0.5) million for the three months ended September 30, 2014, as compared to a loss of $(9.2) million for the three months ended September 30, 2013. The decrease in discontinued operations is due to the our adoption of ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to April 1, 2014, have not been reclassified to discontinued operations. As further explained in Note 10, Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income was $25.0 million, or $0.20 per basic and diluted share, for the three months ended September 30, 2014, which represents an increase as compared to $4.8 million, or $0.04 per basic and diluted share, for the three months ended September 30, 2013. The increase is primarily due to the gains resulting from the sales of the 7031 Columbia Gateway Drive Building and the 9 Technology Drive Building, partially offset by fees related to the acquisition of the 650 California Street Building. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013
Continuing Operations
Rental income was $309.3 million for the nine months ended September 30, 2014, which represents an increase as compared with $306.3 million for the nine months ended September 30, 2013, as the impact of the acquisition of the 221 Main Street Building and the 650 California Street Building was offset by recent dispositions and vacancies at our existing properties. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $70.5 million and $119.0 million, respectively, for the nine months ended September 30, 2014, which represents a relatively slight increase as compared to $66.6 million and $114.4 million, respectively, for the nine months ended September 30, 2013, as additional costs related to our recently acquired properties and increased property taxes resulting from annual assessments are partially offset by properties disposed of in late 2013 and 2014. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $3.4 million for the nine months ended September 30, 2014, which represents a decrease as compared to $4.5 million for the nine months ended September 30, 2013, primarily due to unfavorable weather in Cleveland, Ohio, and renovations at the hotel, which resulted in lower occupancy during the first quarter of 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $5.8 million for the nine months ended September 30, 2014, which represents an increase as compared to $2.0 million for the nine months ended September 30, 2013, primarily due to fees earned in connection with a lease termination at one of the Market Square Buildings and the 222 East 41st Street Building in 2014. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.6 million for the nine months ended September 30, 2014, which represents a decrease as compared to $6.1 million for the nine months ended September 30, 2013, due to the Advisory Agreement in place for the first two months of 2013 as further discussed in Note 9, Related-Party Transactions and Agreements. Future asset and property management fees are expected to fluctuate with acquisition and disposition activity, as no related-party asset or property management fees will be incurred. Such services are now performed by employees of Columbia Property Trust and, in select markets, third party providers.
Depreciation was $87.5 million for the nine months ended September 30, 2014, which represents an increase from $80.8 million for the nine months ended September 30, 2013, due to the impact of current year acquisitions and the completion of certain capital improvements at our existing properties. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was relatively stable at $58.2 million for the nine months ended September 30, 2014, and $59.6 million for the nine months ended September 30, 2013, as the impact of current year acquisitions is offset by dispositions. Excluding the impact of changes to the leases currently in place at our properties, we expect future amortization to fluctuate as a result of future acquisitions and dispositions.
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
General and administrative expenses were $23.2 million for the nine months ended September 30, 2014, which represents a decrease as compared to $53.7 million for the nine months ended September 30, 2013, primarily due to the contractual impact of transitioning to a self-managed structure and costs incurred last year related to listing our shares on the New York Stock Exchange on October 10, 2013 (see Note 9, Related-Party Transactions and Agreements for details). We expect general and administrative expenses to fluctuate somewhat in the near-term as we continue to transition to a regionalized investment and asset management platform.

We incurred $0.8 million in listing costs during the nine months ended September 30, 2013 in connection with preparing to list our shares on the New York Stock Exchange on October 10, 2013.
We incurred total acquisition expenses of $14.1 million for the nine months ended September 30, 2014, $8.0 million related to the September acquisition of 650 California Street Building in San Francisco, California, and $6.1 million related to the April acquisition of the 221 Main Street Building in San Francisco, California. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of this acquisition. We expect future acquisition fees and expenses to fluctuate with acquisition activity.
Interest expense was $56.0 million for the nine months ended September 30, 2014, which represents a decrease as compared to $78.8 million for the nine months ended September 30, 2013, primarily due to settling $466.0 million of our $586.0 million total capital lease obligations, and the related and offsetting development authority bond investments, in December 2013. Interest expense is expected to fluctuate with future acquisitions and financing activities.
Interest and other income was $5.4 million for the nine months ended September 30, 2014, which represents a decrease as compared to $27.3 million for the nine months ended September 30, 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds, and the related and offsetting obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this activity consists of interest income earned on investments in development authority bonds with a remaining term of approximately 7.3 years as of September 30, 2014.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $(0.4) million for the nine months ended September 30, 2014, compared to a loss of $(0.2) million for the nine months ended September 30, 2013. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized gains of sales of real estate of $18.6 million for the nine months ended September 30, 2014, resulting from the dispositions of the 7031 Columbia Gateway Drive Building and the 9 Technology Drive Building. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for details of these dispositions. We expect future gains on sale of real estate assets expenses to fluctuate with disposition activity.
Discontinued Operations
We recognized a loss from discontinued operations of approximately $(1.3) million for the nine months ended September 30, 2014, as compared to a loss of $(9.0) million for the nine months ended September 30, 2013. The decrease in discontinued operations is due to our adoption of ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed of subsequent to April 1, 2014, have not been reclassified to discontinued operations. As further explained in Note 10, Held for Sale and Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income was $36.4 million, or $0.29 per basic and diluted share, for the nine months ended September 30, 2014, which represents an increase as compared to $2.8 million, or $0.02 per basic and diluted share, for the nine months ended September 30, 2013. The increase is primarily due to fees incurred under the Transition Services Agreement and the Consulting Services Agreement in 2013 (see Note 9, Related-Party Transactions and Agreements, of the accompanying financial statements), which is partially offset by the impact of disposition and acquisition activity in the current year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
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
Reconciliations of net income to FFO (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reconciliation of Net Income to Funds From Operations:
Net income	$24,988	$4,800	$36,409	$2,793
Adjustments:
Depreciation of real estate assets	29,980	30,911	87,453	92,146
Amortization of lease-related costs	19,476	22,027	58,218	66,301
Impairment loss on real estate assets	—	12,870	14,982	29,737
Gain on sale of real estate assets - continuing operations	(18,607)	—	(18,607)	—
Loss (gain) on sale of real estate assets - discontinued operations	—	—	978	(10,014)
Total Funds From Operations adjustments	30,849	65,808	143,024	178,170
Funds From Operations	$55,837	$70,608	$179,433	$180,963
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
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Other Regulatory Matters
The SEC is conducting a formal, nonpublic investigation regarding Wells Investment Securities, Inc. ("WIS"), the former dealer-manager for our previous nonlisted public offerings. The investigation also relates to our company and another entity that also conducted public offerings through WIS. The investigation relates to whether there have been violations of certain provisions of the federal securities laws in connection with public offerings in which WIS served as dealer-manager, including a public offering of our shares that concluded in August 2010. In February 2013, we received a subpoena for documents and information, and we have been cooperating fully with the SEC. We are not in a position to estimate the timing of a conclusion of the investigation or whether the SEC may accuse us of any wrongdoing. To date, the costs related to our response to this subpoena have been covered by our insurance company, subject to a deductible, and we expect that any additional costs will be covered by insurance. However, we may incur uninsured losses related to our response to the subpoena in the future.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
Property Disposition
On October 3, 2014, we closed on the disposition of the Lenox Park Property. This disposition is described in Note 3, Real Estate and Other Transactions, of the accompanying financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes in interest rates. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
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
As of September 30, 2014, we had $150.0 million outstanding borrowings under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $207.0 million outstanding on the 333 Market Street Building mortgage note; $249.1 million in 5.875% bonds outstanding; and $783.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.20% as of September 30, 2014.
Approximately $1,689.9 million of our total debt outstanding as of September 30, 2014, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2014, these balances incurred interest expense at an average interest rate of 4.30% and have expirations ranging from 2014 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at September 30, 2014, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended September 30, 2014, we did not repurchase any shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2014, there was no information that was required to be disclosed in a report of Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 30, 2014	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2014 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Second Amended and Restated Articles of Incorporation as Amended by the First, Second, Third and Fourth Articles of Amendment and the Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

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

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.