Form 10-K
period 2014-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2015-02-12
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014
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
Yes  ☒ No  ☐
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒

As of June 30, 2014, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was $3,246,733,390 based on the closing price as reported by the New York Stock Exchange. As of January 31, 2015, 125,090,973 shares of common stock were outstanding.

Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2015.

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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2014, Columbia Property Trust owned 35 office properties and one hotel, which included 52 operational buildings comprising approximately 15.7 million square feet of commercial space, located in 12 states and the District of Columbia. All of the properties are wholly owned except for one property, which is owned through a consolidated subsidiary. As of December 31, 2014, the office properties were approximately 93.3% leased. In January 2015, Columbia Property Trust acquired three additional office properties comprising 0.9 million square feet. See the Transaction Activity section below for additional information.
Real Estate Investment Objectives
Columbia Property Trust seeks to invest in and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in the total return to our shareholders. Our value creation and growth strategies are founded in the following:
Targeted Market Strategy
Our portfolio is comprising a combination of multi- and single-tenant office properties located in Central Business District ("CBD") and suburban areas. We are focusing our acquisition efforts in select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the major U.S. office markets provide a greater propensity for producing increasing net income and property values over time. We maintain a long-term goal of increasing our market concentrations in order to leverage our scale, efficiency, and market knowledge.
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
Capital Recycling
We consistently evaluate our existing portfolio to identify assets in which the value has been optimized and/or those that are considered nonstrategic, based on their market location or investment characteristics. The goal of our disposition efforts is to harvest capital from these mature and nonstrategic assets, and redeploy it into properties in our target markets to maximize growth in net operating income and long-term value.
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
Transaction Activity
In connection with furthering our real estate investment objectives, we have executed the following real estate transactions in 2014 and 2015 (through February 12, 2015):
Acquisitions

Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price
2015 (through February 12, 2015)
116 Huntington Avenue Building	Boston, MA	274,000	January 8, 2015	$152,000
Portfolio acquisition:			January 7, 2015	$436,000
315 Park Avenue South Building	New York, NY	341,000
1881 Campus Commons Building	Reston, VA	245,000
2014
650 California Street Building	San Francisco, CA	478,000	September 9, 2014	$310,200
221 Main Street Building	San Francisco, CA	388,000	April 22, 2014	$228,800
Dispositions

Property	Location	Rentable Square Footage	Disposition Date	Sale Price
2014
Lenox Park Property	Atlanta, GA	1,040,000	October 3, 2014	$290,000
9 Technology Drive Building	Westborough, MA	251,000	August 22, 2014	$47,000
7031 Columbia Gateway Drive Building	Columbia, MD	248,000	July 1, 2014	$59,500
200 South Orange Building	Orlando, FL	128,000	June 30, 2014	$18,800
160 Park Avenue Building	Florham Park, NJ	240,000	June 4, 2014	$10,200
Employees
As of December 31, 2014, we employed 99 people.
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
Concentration of Credit Risk
We are dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations. Based on our 2014 annualized lease revenue, no single tenant accounts for more than 10% of our portfolio.

Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.columbiapropertytrust.com, or through a link to the http://www.sec.gov website. The information contained on our website is not incorporated by reference herein. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Although U.S. macroeconomic conditions have shown signs of improvement, during 2014, several economic factors continued to adversely affect the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen or fail to recover fully, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 93.3% leased at December 31, 2014, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2014 annualized lease revenue, approximately 6% of leases expire in 2015, 12% of leases expire in 2016, and 15% of leases expire in 2017 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
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
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as San Francisco, California; the greater Washington, D.C. area; New York City, New York; Newark, New Jersey; and Houston, Texas, may have a greater impact on our overall occupancy levels and rental rates and therefore our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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
Future acquisitions may fail to perform in accordance with our expectations and may require renovation costs exceeding our estimates and may be located in new markets where we may face risks associated with investing in an unfamiliar market.
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
Furthermore, we may acquire properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management’s attention from our existing business or other attractive opportunities in our established markets.
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
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, wars, acts of terrorism, floods, hurricanes, pollution, or environmental matters. For example, we have properties located in San Francisco, California, an area especially susceptible to earthquakes, and collectively, these properties represent approximately 19% of our 2014 Annualized Lease Revenue. Because these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely effected.
We are currently evaluating options for significant repairs to the outer walls of one of our properties located in suburban Pittsburgh, Pennsylvania, and leased to Westinghouse Electric Company LLC, which we believe relates to the original design or construction of the property. We have engaged consultants to help us determine the scope of the repairs and to develop various remediation strategies. We are evaluating whether there is insurance coverage or other potential sources of recovery for the necessary remediation. In the event such funds are not available, we expect to incur significant costs in connection with the remediation of this property.
If we are unable to fund the future capital needs of our properties, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we often need to expend substantial funds for tenant improvements to the vacated space in order to attract replacement tenants. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls, and rooftops.
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
As of January 31, 2014, our total indebtedness was approximately $2.1 billion, which includes a $450.0 million term loan, a $300 million bridge loan, $249.2 million of bonds, $131.0 million in borrowings on our line of credit and $980.0 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and no outstanding balance on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
Significant borrowings by us increase the risks of an investment in us. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity.

If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank"), as administrative agent (the "JPMorgan Chase Credit Facility"), our unsecured term loan facility with a syndicate of lenders led by JPMorgan Chase Bank (the "$450 Million Term Loan"), as administrative agent and our unsecured term loan with a syndicate of lenders led by JPMorgan Chase Bank (the "Bridge Loan"), as administrative agent, each includes a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities. If any of our properties are foreclosed due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
Our senior unsecured debt is rated investment grade by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, property development risks, industry conditions and contingencies. Therefore, any deterioration in our operating performance could cause our investment grade rating to come under pressure. Our corporate credit rating at Standard & Poor's Ratings Service is currently BBB- with a positive outlook, and our corporate credit rating at Moody's Investor Service is currently Baa2 with a stable outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loan, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
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
The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, since our listing, our daily trading volume has been as low as 249,810 shares. If our stock continues to experience low trading volumes, it may be difficult for individuals to sell their shares when they want and at a price that is desirable to them. Furthermore, low trading volumes for our common stock may cause the price of our stock to be highly volatile.
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
Overview
As of December 31, 2014, we owned interests in 35 office properties and one hotel located in 12 states and the District of Columbia. All of the properties are wholly owned except for one, which is owned through a consolidated subsidiary. As of December 31, 2014, our office properties were approximately 93.3% leased.
Property Statistics
The tables below include statistics for properties that we own directly as well as through our consolidated subsidiary. Annualized Lease Revenue is (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases, as well as leases executed but not yet commenced for vacant space, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract. Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.

The following table shows lease expirations of our office properties as of December 31, 2014, and during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2014 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2014 Annualized Lease Revenue
Vacant	$—	1,034	—%
2015	27,744	803	6%
2016	59,723	1,238	12%
2017	72,256	2,476	15%
2018	41,002	935	8%
2019	16,436	415	3%
2020	40,176	1,308	8%
2021	62,007	1,999	13%
2022	25,151	735	5%
2023	24,503	641	5%
2024	5,095	150	1%
Thereafter	116,814	3,694	24%
	$490,907	15,428	100%
The following table shows the geographic diversification of our office properties as of December 31, 2014.

Location	2014 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2014 Annualized Lease Revenue
San Francisco	$94,100	1,866	19%
Washington, D.C.	61,072	878	12%
Northern New Jersey	47,751	1,729	10%
Houston	41,775	992	9%
Cleveland	38,526	1,201	8%
Atlanta	38,049	1,625	8%
Baltimore	33,533	961	7%
Chicago	30,808	1,325	6%
New York	28,111	354	6%
Boston	19,949	948	4%
Pittsburgh	15,329	824	3%
Denver	13,035	478	3%
Other(1)	28,869	1,213	5%
	$490,907	14,394	100%

(1)	No more than 3% is attributable to any individual geographic location.

The following table shows the tenant industry diversification of our office properties as of December 31, 2014.

Industry	2014 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2014 Annualized Lease Revenue
Legal Services	$87,285	1,564	18%
Depository Institutions	69,314	2,003	14%
Business Services	41,057	1,160	8%
Electric, Gas & Sanitary Services	38,856	1,827	8%
Security & Commodity Brokers	32,492	764	7%
Engineering & Management Services	30,576	939	6%
Communication	28,239	1,096	6%
Industrial Machinery & Equipment	23,253	1,027	5%
Transportation Equipment	16,457	479	3%
Nondepository Institutions	12,600	378	3%
Heavy Construction	12,350	332	3%
Miscellaneous Retail	12,298	575	3%
Other(1)	86,130	2,250	16%
	$490,907	14,394	100%

(1)	No more than 3% is attributable to any individual industry.
The following table shows the tenant diversification of our office properties as of December 31, 2014.

Tenant	2014 Annualized Lease Revenue (in thousands)	Percentage of 2014 Annualized Lease Revenue
Wells Fargo	$27,924	6%
Jones Day	27,581	6%
AT&T	21,704	4%
PSEG Services	20,735	4%
IBM	20,506	4%
Key Bank	19,819	4%
Pershing	17,158	3%
Westinghouse	15,329	3%
T. Rowe Price	15,094	3%
CH2M Hill	13,035	3%
Foster Wheeler	12,350	3%
Other(1)	279,672	57%
	$490,907	100%

(1)	No more than 3% is attributable to any individual tenant.
The following table shows certain information related to significant properties as of December 31, 2014.

Property & Location	Number of Buildings	Leased Square Feet (in thousands)	Total Real Estate, Net (in thousands)	% of Total Assets	2014 Annualized Lease Revenue (in thousands)	Average Annualized Lease Revenue per Square Foot	Occupancy
Market Square Buildings, Washington, D.C.	2	627	$535,746	13.1%	$48,161	$76.8	91.7%

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
Our common stock was listed on the New York Stock Exchange (the "NYSE") on October 10, 2013, under the symbol "CXP." Prior to October 10, 2013, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. As of January 31, 2015, we had approximately 125.1 million shares of common stock outstanding held by a total of 73,507 stockholders of record.
The closing high and low prices for our stock during 2014 and the fourth quarter of 2013 were as follows:

	High	Low	Dividends
2014 Quarters:
First	$27.73	$23.12	$0.30
Second	$29.13	$26.01	$0.30
Third	$26.09	$23.85	$0.30
Fourth	$25.79	$23.80	$0.30
2013 Quarters:
First	n/a	n/a	$0.38
Second	n/a	n/a	$0.38
Third	n/a	n/a	$0.38
Fourth	$25.07	$22.16	$0.30
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

Performance Graph
The following graph compares the cumulative total return of our common stock with the Morgan Stanley REIT Index, the FTSE NAREIT Equity Index, and the SNL US Office Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2014. The graph assumes a $100 investment in each of the indices on October 10, 2013, and the reinvestment of all dividends.

Index	October 10, 2013	December 31, 2013	December 31, 2014
Columbia Property Trust	$100.00	$112.10	$119.00
S&P 500 Index	$100.00	$109.70	$124.70
Morgan Stanley REIT Index	$100.00	$97.70	$127.38
FTSE NAREIT US Real Estate Index	$100.00	$97.68	$127.40
Share Repurchases
During the quarter ended December 31, 2014, we redeemed shares as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
October 2014	—	$—
November 2014	—	$—
December 2014	838	$25.35

(1)
All activity for the fourth quarter related to the remittances of shares for income taxes associated with accelerated vesting of certain stock grants made under the Long-Term Incentive Plan (see Note 7, Stockholders' Equity).

Unregistered Issuance of Securities
During the years 2012, 2013, and 2014, we did not issue any securities that were not registered under the Securities Act of 1933.

Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 2,000,000 shares of common stock for issuance under the Long-Term Incentive Plan and 25,000 shares of common stock under the Independent Director Stock Option Plan. See Note 7, Stockholders' Equity, for more information about these plans. The Long-Term Incentive Plan was approved by our shareholders in 2013, and the Independent Director Stock Option Plan was approved by our stockholders in 2003, before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Common stock issued under the Long-Term Incentive Plan	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	7,375	$48.00	164,848	1,852,777
Equity compensation plans not approved by security holders	—	—	—	—
Total	7,375	$48.00	164,848	1,852,777

(1)	Includes 1,835,152 shares reserved for issuance under the Long-Term Incentive Plan and 17,625 shares reserved for issuance under the Independent Director Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2014, 2013, 2012, 2011, and 2010 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2014	2013	2012	2011	2010
Total assets	$4,738,878	$4,592,482	$5,730,949	$5,776,567	$5,371,685
Total stockholders' equity	$2,733,478	$2,787,823	$3,163,980	$3,346,655	$3,455,697
Outstanding debt	$1,680,066	$1,489,179	$1,650,296	$1,469,486	$886,939
Outstanding long-term debt	$1,469,245	$1,477,563	$1,621,541	$1,433,295	$838,556
Obligations under capital leases	$120,000	$120,000	$586,000	$646,000	$646,000

	Years Ended December 31,
	2014	2013	2012	2011	2010
Total revenues(1)	$540,797	$526,578	$494,271	$492,887	$433,885
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$15,720	$48,039	$56,642	$23,266

Net cash provided by operating activities	$236,906	$218,329	$252,839	$279,158	$270,106
Net cash provided by (used in) investing activities	$(23,788)	$495,389	$31,047	$(666,090)	$(312,708)
Net cash provided by (used in) financing activities	$(163,183)	$(667,417)	$(269,729)	$387,610	$(20,429)
Distributions paid	$149,962	$191,473	$256,020	$270,720	$313,815
Net proceeds raised through issuance of our common stock(2)	$—	$46,402	$118,388	$130,289	$483,559
Net debt proceeds (repayments)(2)	$(11,739)	$(160,940)	$(28,191)	$375,222	$(74,742)
Acquisitions, earnest money paid, and investments in real estate(2)	$(416,991)	$(44,856)	$(233,798)	$(638,783)	$(318,948)
Per weighted-average common share data:
Net income (loss) – basic(3)	$0.74	$0.12	$0.35	$0.42	$0.18
Net income (loss) – diluted(3)	$0.74	$0.12	$0.35	$0.42	$0.18
Distributions declared(3)	$1.20	$1.44	$1.88	$2.00	$2.28
Weighted-average common shares outstanding – basic(3)	124,860	134,085	136,672	135,680	131,212
Weighted-average common shares outstanding – diluted(3)	124,918	134,085	136,672	135,680	131,212

(1)
The amounts for 2012, 2011, and 2010 have been adjusted to conform with current-period presentation, including classifying revenues generated by sold properties as discontinued operations (see Note 12, Discontinued Operations, to the accompanying consolidated financial statements).

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
Overview
We continue to focus on improving our market concentration by growing our economic presence in key markets through strategic investment opportunities, and by divesting of properties with single tenants, in suburban locations, and/or in low barrier markets, which we believe face more challenging appreciation prospects. In January 2015, we acquired the 116 Huntington Avenue Building in Boston, Massachusetts, for $152.0 million, and the a portfolio of two assets, containing the 315 Park Avenue South Building in New York City, New York, and the 1881 Campus Commons Building in Reston, Virginia, for $436.0 million. During 2014, we acquired two properties in San Francisco, California, for a total of $539.0 million, sold a single-tenant asset in Atlanta for $290.0 million, and sold four smaller properties in outlying markets for total gross proceeds of $135.5 million.
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
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund dividends to our stockholders and recurring expenditures. We maintained a quarterly stockholder distribution rate of $0.30 per share throughout 2014. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with recycled capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During 2014, we generated net cash flows from operating activities of $236.9 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $150.0 million.
During 2014, we acquired two properties in San Francisco, California, for a total of $539.0 million by assuming two mortgage notes totaling $203.0 million and funding the balance with a combination of cash on hand and borrowings under our line of credit. During the same period, we sold five properties for total gross proceeds of $425.5 million, which enabled us to fully repay our line of credit in October 2014. In January 2015, we acquired three properties in two transactions for a total of $588.0 million with a $300 million bridge loan, $140.0 million of borrowings on our line of credit, and cash generated from the 2014 property sales described above.
On a short-term basis, we expect our primary sources of capital to be operating cash flows and proceeds from select property dispositions. We expect that our principal demands for funds will be distributions to stockholders, capital improvements to our existing assets, operating expenses, property acquisitions, and interest and principal on current debt and any future debt financings. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of January 31, 2015, we had access to $369.0 million of our borrowing capacity under the JPMorgan Chase Credit Facility. Additionally, in 2014, we filed a universal shelf-registration statement with the Securities and Exchange Commission, which provides us with future flexibility to offer a variety of debt and equity securities, from time-to-time in one or more offerings.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and proceeds from secured or unsecured borrowings from third-party lenders. We may also opt to offer shares of our common stock from time to time, subject to current stock price and market conditions. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2014, our debt-to-real-estate-asset ratio (calculated on a cost basis) was approximately 32.2%.
Contractual Commitments and Contingencies
As of December 31, 2014, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$1,680,574	$210,511	$748,188	$396,875	$325,000
Interest obligations on debt(1)	264,859	66,301	95,361	45,526	57,671
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	216,076	2,557	5,259	5,463	202,797
Total	$2,281,509	$279,369	$848,808	$447,864	$705,468

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $7.2 million during 2014, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

2018 Bonds Payable
In 2011, we issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value. We received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $14.7 million were made on the 2018 Bonds Payable during 2014 and 2013.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture include:

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
As of December 31, 2014, we believe we were in compliance with the restrictive covenants on the 2018 Bonds Payable.
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

JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500 million and matures on August 21, 2017, with a one-year extension option. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at the London Interbank Offered Rate ("LIBOR"), plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate, plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility up to $800.0 million, subject to certain limitations.
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
As of December 31, 2014, we believe we were in compliance with the restrictive covenants on our outstanding debt obligations.
$450 Million Term Loan
The $450 Million Term Loan matures on February 3, 2016, with two, one-year extension options available. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.07%. Additionally, we have the ability to increase the borrowing capacity of the $450 Million Term Loan up to $700.0 million, subject to certain limitations.
Bridge Loan
We entered into the Bridge Loan on January 6, 2015. The $300 million in proceeds from the Bridge Loan was used to fund the real estate acquisitions in January 2015. At our option, borrowings under the Bridge Loan bear interest at either (i) an alternate base rate plus an applicable margin ranging from 0.00% to 0.80% or (ii) LIBOR plus an applicable margin based on four stated pricing levels ranging from 1.00% to 1.80%, in each case based on our credit rating. Subject to customary conditions, we may increase the borrowings under the Bridge Loan two times, up to an aggregate additional amount of $150 million. Each increase must be in an increment of $25 million.
The Bridge Loan matures on July 6, 2015, with a six-month extension at our option, and may be prepaid at any time without premium or penalty. The Bridge Loan contains restrictive covenants that are substantially similar to the covenants contained in the JPMorgan Chase Credit Facility. In addition, amounts under the Bridge Loan must be repaid with the net cash proceeds of certain financing activities and asset sales, including (i) the issuance of common or preferred equity securities, (ii) the incurrence of mortgage indebtedness on any property, (iii) the incurrence of unsecured indebtedness, or (iv) the sale of certain real estate assets of or any equity interests.
Debt Repayments, Maturities, and Interest Payments
On October 8, 2014, we repaid the mortgage note for the 544 Lakeview Building (the "544 Lakeview Building Mortgage Note")for $9.1 million, resulting in a loss on early extinguishment of debt of $23,000. The original maturity date for the 544 Lakeview Building mortgage note was December 1, 2014. There were no other debt maturities or repayments during 2014.
During 2014 and 2013, we made interest payments of approximately $56.1 million and $59.6 million, respectively, related to our line of credit and notes payable. In addition, we made interest payments of approximately $14.7 million in both 2014 and 2013, related to our 2018 Bonds Payable (see Note 5, Bonds Payable).

Results of Operations
Overview
As of December 31, 2014, we owned controlling interests in 35 office properties, which were approximately 93.3% leased, and one hotel. Our real estate operating income was $88.9 million for 2014, which represents a decrease from $94.6 million for 2013, primarily due to the impact of 2014 impairment charges and acquisition expenses incurred in connection with our portfolio repositioning activities, partially offset by one-time general and administrative expenses incurred in 2013 to transition the company to a self-managed platform. In the near-term, we expect future operating income to continue to fluctuate, primarily based on leasing activities, property dispositions, and acquisitions for our portfolio.
Portfolio Activity
During 2014, we entered into leases for 1.1 million square feet of office space with an average lease term of 11.8 years. This activity consisted of 359,000 square feet of new leasing and 741,000 square feet of renewal leasing. For leases executed during he year, we experienced a 7.3% increase in rental rates on a GAAP basis.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
Continuing Operations
Rental income was $414.5 million for 2014, which represents an increase from $406.9 million for 2013, due to the acquisition of the 221 Main Street Building and the 650 California Street Building in April 2014 and September 2014, respectively, partially offset by the impact of 2014 dispositions. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $95.4 million and $163.7 million, respectively, for 2014, which represents a slight increase as compared with $90.9 million and $154.6 million, respectively, for 2013, as the additional costs related to our recently acquired properties and increased property taxes resulting from annual assessments were partially offset by the impact of the disposition of properties in late 2013 and 2014. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $4.1 million for 2014, which represents a decrease as compared with $5.4 million for 2013, primarily due to unfavorable weather in Cleveland, Ohio, and renovations at the Key Center Marriott, which resulted in lower occupancy during the first quarter of 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $8.0 million for 2014, which represents an increase from $5.0 million for 2013, primarily due to fees earned in connection with a lease termination at one of the Market Square Buildings and the 222 East 41st Street Building in 2014. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $2.3 million for 2014, which represents a decrease from $6.4 million for 2013, due to the termination of the Advisory Agreement effective February 28, 2013. See Note 10, Related-Party Transactions and Agreements, for additional information. Future asset and property management fees are expected to fluctuate with acquisition and disposition activity, as no related-party asset or property management fees will be incurred.
Depreciation was $117.8 million for 2014, which represents an increase from $108.1 million for 2013, due to the timing of current year acquisitions, net of dispositions, and the completion of capital improvements at certain of our existing properties. Depreciation is expected to fluctuate in future periods due to additional changes in the composition of our portfolio and ongoing capital improvements at our existing properties.
Amortization was relatively stable at $78.8 million and $78.7 million for 2014 and 2013, respectively, as the impact of 2014 acquisitions was offset by the impact of 2013 and 2014 dispositions. Amortization is expected to fluctuate in future periods due to future leasing and future acquisitions and dispositions.
In 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014); and $10.1 million on the Bannockburn Lake III Building in Bannockburn, Illinois, in the fourth quarter of 2014 (currently being marketed for sale). We have identified $500 million to $600 million of real estate assets that are candidates for near-term disposition. Future impairment losses on these properties will depend principally on the progress of our marketing efforts, and the disposition strategies evaluated and, ultimately, pursued.
General and administrative expenses were $31.3 million for 2014, which represents a decrease as compared with $61.9 million for 2013, primarily due to the impact of transitioning to a self-managed structure and the expiration of contracts related thereto. See Note 10, Related-Party Transactions and Agreements, of the accompanying financial statements for details. We expect general and administrative expenses to fluctuate somewhat in the near-term as we continue to develop our regionalized investment and asset management platform.
We incurred $4.1 million in listing costs during 2013 in connection with listing our shares on the New York Stock Exchange on October 10, 2013 and no listing costs in 2014.
We incurred total acquisition expenses of $14.1 million for 2014 in connection with acquiring two properties in San Francisco, California, and no acquisition expenses in 2013. See Note 3, Real Estate and Other Transactions, of the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $75.7 million for 2014, which represents a decrease as compared with $101.9 million for 2013, primarily due to settling $466.0 million of our $586.0 million total capital lease obligations, and the related and offsetting development authority bond investments, in December 2013. Interest expense is expected to fluctuate with future acquisitions and financing activities.
Interest and other income was $7.3 million for 2014, which represents a decrease from $34.0 million for 2013, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds, and the related and offsetting obligations under capital leases. Interest income is expected to remain at comparable levels in future periods, as the majority of this activity consists of interest income earned on investments in development authority bonds, with a remaining term of approximately seven years as of December 31, 2014. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.4 million for 2014, as compared with $0.3 million for 2013. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $23,000 in 2014, related to the early repayment of the $9.1 million mortgage note for the 544 Lakeview Building. This note was originally due on December 1, 2014, and fully repaid on October 8, 2014.
We recognized gains of sales of real estate assets of $75.3 million in 2014. In July 2014, we sold the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for $59.5 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $7.7 million; in August 2014, we sold the 9 Technology Drive Building in Westborough, Massachusetts, for $47.0 million, exclusive of purchase price adjustments and transaction costs, yielding a gain on sale of real estate assets of $11.1 million; and in October 2014, we sold the Lenox Park Property in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of approximately $56.5 million.
Discontinued Operations
Loss from discontinued operations was $2.0 million for 2014, as compared with $10.1 million for 2013. The decrease in loss from discontinued operations is due to our adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08"), which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed of subsequent to April 1, 2014, have not been reclassified to discontinued operations. As further explained in Note 12, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
Net Income
Net income attributable to Columbia Property Trust was $92.6 million, or $0.74 per share, for 2014, which represents an increase from $15.7 million, or $0.12 per share, for 2013, primarily due to gains recognized on 2014 property sales. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.

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
Hotel income, net of hotel operating costs, remained relatively stable at $5.4 million for 2013 and $4.7 million for 2012.
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
Depreciation was $108.1 million for 2013, which represents an increase from $98.7 million for 2012, primarily due to the acquisition of the 333 Market Street Building in December 2012 and capital improvements at certain of our existing properties.
Amortization was $78.7 million for 2013, which represents a decrease from $86.5 million for 2012, primarily due to the expiration of in-place leases at our properties during 2012 and 2013 and lease terminations.
General and administrative expenses were $61.9 million for 2013, which represents an increase from $24.6 million for 2012, primarily due to the impact of transitioning to a self-managed platform (see Note 10, Related-Party Transactions and Agreements, for details).
We incurred $4.1 million in listing costs during 2013 in connection with listing our shares on the NYSE on October 10, 2013.
Acquisition fees and expenses were $1.9 million for 2012, attributable to the December 2012 acquisition of the 333 Market Street Building in San Francisco, California.
Interest expense was $101.9 million for 2013 and 2012, as the impact of the settlement of the development authority bonds in December 2012 and 2013 was offset by the 333 Market Street Building mortgage note, assumed at acquisition in December 2012.
Interest and other income was $34.0 million for 2013, which represents a decrease from $39.9 million for 2012, due to the settlement of the development authority bonds and the related obligations under capital lease in December 2012 and 2013.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $0.3 million for 2013, as compared with $1.2 million for 2012.
Discontinued Operations
Income (loss) from discontinued operations was $(10.1) million for 2013, which represents a decrease from $26.6 million for 2012, primarily due to impairment charges related to the 18 Property Sale (as defined hereafter), which closed in 2013, and gains on 2012 property sales. As further explained in Note 12, Discontinued Operations, to the accompanying consolidated financial statements during 2012 and 2013, properties meeting certain criteria for disposal are classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented. For 2013 and 2012, discontinued operations include the properties sold through December 31, 2013. See Note 12, Discontinued Operations, to the accompanying consolidated financial statements for additional discussion of these transactions.
Net Income
Net income attributable to Columbia Property Trust was $15.7 million, or $0.12 per share, for 2013, which represents a decrease from $48.0 million, or $0.35 per share, for 2012. The decrease is primarily due to impairment losses incurred in connection with the 18 Property Sale, partially offset by additional income from the full-year impact of acquiring 333 Market Street in December 2012 and new leases and lease restructuring activities in 2013.

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
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains (losses) on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and this may not be comparable to those presentations.
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
Reconciliations of net income to FFO (in thousands):

	Years ended December 31,
	2014	2013	2012
Reconciliation of Net Income to Funds From Operations:
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$15,720	$48,039
Adjustments:
Depreciation of real estate assets	117,766	119,835	120,307
Amortization of lease-related costs	78,843	86,300	102,234
Impairment loss on real estate assets	25,130	29,737	18,467
Gain on sale of real estate assets – continuing operations	(75,275)	—	—
Gain (loss) on sale of real estate assets – discontinued operations	1,627	(11,225)	(20,117)
Total Funds From Operations adjustments	148,091	224,647	220,891
Funds From Operations	$240,726	$240,367	$268,930

Portfolio Information
As of December 31, 2014, we owned controlling interests in 35 office properties and one hotel, which includes 52 operational buildings. These properties comprise approximately 15.7 million square feet of commercial space located in 12 states and the District of Columbia. All of our office properties are wholly owned except for one, which is owned through a consolidated subsidiary. As of December 31, 2014, the office properties were approximately 93.3% leased. Annualized Lease Revenue is defined in Item 2, Properties.
As of December 31, 2014, our five highest geographic concentrations were as follows:

Location	2014 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2014 Annualized Lease Revenue
San Francisco	$94,100	1,866	19%
Washington, D.C.	61,072	878	12%
Northern New Jersey	47,751	1,729	10%
Houston	41,775	992	9%
Cleveland	38,526	1,201	8%
	$283,224	6,666	58%

As of December 31, 2014, our five highest tenant industry concentrations were as follows:

Industry	2014 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2014 Annualized Lease Revenue
Legal Services	$87,285	1,564	18%
Depository Institutions	69,314	2,003	14%
Business Services	41,057	1,160	8%
Electric, Gas & Sanitary Services	38,856	1,827	8%
Security & Commodity Brokers	32,492	764	7%
	$269,004	7,318	55%
As of December 31, 2014, our five highest tenant concentrations were as follows:

Tenant	2014 Annualized Lease Revenue (in thousands)	Percentage of 2014 Annualized Lease Revenue
Wells Fargo	$27,924	6%
Jones Day	27,581	6%
AT&T	21,704	4%
PSEG Services	20,735	4%
IBM	20,506	4%
	$118,450	24%
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
Columbia Property Trust TRS, LLC ("Columbia TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Columbia Energy TRS, LCC ("Columbia Energy TRS"), (collectively the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
In the third quarter of 2012, we focused on refining our portfolio by marketing and negotiating the sale of a collection of nine assets in outlying markets (the "Nine Property Sale"). We evaluated the recoverability of the carrying values of these assets pursuant to the accounting policy outlined above and determined that the carrying value of the 180 E 100 South property in Salt Lake City, Utah, one of the properties in the Nine Property Sale, was no longer recoverable due to the change in disposition strategy and the shortening of the expected hold period for this asset in the third quarter of 2012. As a result, we reduced the carrying value of the 180 E 100 South property to reflect fair value and recorded a corresponding property impairment loss of $18.5 million in the third quarter of 2012, which is included in operating income from discontinued operations in the accompanying statement of operations.
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we began to market 18 properties for sale. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the sale agreement for these 18 properties (the "18 Property Sale") in November of 2013, we reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
In the first quarter of 2014, we revised our investment strategy for the 160 Park Avenue Building (formerly known as the 180 Park Avenue, #103 Building) in Florham Park, New Jersey, to sell the property to a user in the near-term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. We concluded that the 160 Park Avenue Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the160 Park Avenue Building closed on June 4, 2014, for $10.2 million, exclusive of transaction costs.
In the second quarter of 2014, we decided to pursue a near-term sale of the 200 South Orange Building (formerly known as the SunTrust Building) in Orlando, Florida. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, we reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014, for $18.4 million, net of transaction costs.
In the fourth quarter of 2014, we identified $500 million to $600 million of properties in our portfolio that fall outside of our targeted investment strategy, which are candidates for near-term disposition. We are in the process of developing our marketing strategy for these assets. We plan to carefully evaluate the disposition options revealed through our marketing efforts, and to pursue those which provide the best opportunity to optimize shareholder value. In connection with initiating this process, we evaluated the recoverability of the carrying values of each of these properties and determined that the carrying value of the Bannockburn Lake III property, a vacant property located in Bannockburn, Illinois, is no longer recoverable due to reducing its expected property holding period to less than one year. As a result, in the fourth quarter of 2014, we reduced the carrying value of the Bannockburn Lake III property to $5.0 million, estimated based on current projected discounted future cash flows, by recording an impairment loss of $10.1 million.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized, using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
2014
Bannockburn Lake III	$15,148	$(10,148)	$5,000
2013
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
2012
180 E 100 South	$30,847	$(18,467)	$12,380
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
Related-Party Transactions and Agreements
During 2012 and 2013, we were party to agreements with our former advisor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our former advisor and property manager. See Note 10, Related-Party Transactions and Agreements, of our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
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
Property Acquisitions and Financing
During January 2015, we closed on the acquisitions of three properties. These acquisitions and the related financing transaction are described in Note 3, Real Estate and Other Transactions, and Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying consolidated financial statements.

Dividend Declaration
On February 11, 2015, our board of directors declared dividends for the first quarter of 2015 in the amount of $0.30 per share, payable on March 17, 2015 to stockholders of record on March 2, 2015.
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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2014 and 2013, the estimated fair value of our line of credit and notes payable and bonds was $1.7 billion and $1.5 billion, respectively.
Our financial instruments consist of both fixed- and variable-rate debt. As of December 31, 2014, our consolidated debt consisted of the following, in thousands:

	2015	2016	2017	2018	2019	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$—	$—	$—	$—	$—
Effectively fixed-rate debt	$210,821	$494,460	$253,728	$275,041	$121,016	$325,000	$1,680,066

Average interest rate:
Effectively variable-rate debt	—%	—%	—%	—%	—%	—%	—%
Effectively fixed-rate debt	4.76%	2.40%	4.88%	5.85%	3.60%	5.07%	4.24%
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
As of December 31, 2014, we had no outstanding balance under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $206.8 million outstanding on the 333 Market Street Building mortgage note; $249.2 million in 5.875% bonds outstanding; and $774.1 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 4.24% as of December 31, 2014.
Approximately $1,680.1 million of our total debt outstanding as of December 31, 2014, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2014, these balances incurred interest expense at an average interest rate of 4.24% and have expirations ranging from 2015 through 2023. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at December 31, 2014, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2014, 2013, or 2012.

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
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
The report of the Company's independent registered public accounting firm on internal control over financial reporting for the Company is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s change in method of accounting for and disclosure of discontinued operations.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
February 12, 2015

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2014, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2015 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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
The other information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2015 Proxy Statement.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 12, 2015	By:	/s/ JAMES A. FLEMING
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 12, 2015		/s/ WENDY W. GILL
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 12, 2015

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 12, 2015

/s/ Bud Carter	Independent Director
Bud Carter		February 12, 2015

/s/ John L. Dixon	Independent Director
John L. Dixon		February 12, 2015

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 12, 2015

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 12, 2015

/s/ Michael S. Robb	Independent Director
Michael S. Robb		February 12, 2015

/s/ Glenn J. Rufrano	Independent Director
Glenn J. Rufrano		February 12, 2015

/s/ George W. Sands	Independent Director
George W. Sands		February 12, 2015

/s/ Neil H. Strickland	Independent Director
Neil H. Strickland		February 12, 2015

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 12, 2015

EXHIBIT INDEX
TO
2014 FORM 10-K OF
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

10.2
Supplemental Indenture dated as of February 3, 2012, among Wells Operating Partnership II, L.P., the Guarantors Party Hereto, and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 4, 2012).

10.3
Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2013 Annual Meeting of Stockholders filed with the Commission on April 25, 2013).

10.4
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on January 24, 2014).

10.5
Executive Employment Agreement by and between Columbia Property Trust, Inc. and E. Nelson Mills (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).

10.6
Executive Employment Agreement by and between Columbia Property Trust, Inc. and James A. Fleming (incorporated by reference to Exhibit 10.1 to the Company's current Report on Form 8-K filed with the Commission on September 4, 2013).

10.7
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

10.8
Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013, and effective as of March 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.9
Consulting Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013, and effective as of March 1, 2013 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.10
Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P., dated as of February 28, 2013 (related to Wells Real Estate Advisory Services II, LLC) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.11
Assignment and Assumption Agreement between Wells Real Estate Funds, Inc. to Wells Operating Partnership II, L.P. dated as of February 28, 2013 (related to Wells Real Estate Services, LLC) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.12*
Term Loan Agreement dated as of January 6, 2015, by and among the Columbia Property Trust Operating Partnership, L.P., J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent, Morgan Stanley Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as documentation agents, and each of the financial institutions a signatory thereto, as lenders

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

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.

Ex.	Description
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
**	Furnished with this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Property Trust, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Component of an Entity”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 12, 2015

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2014	2013
Assets:
Real estate assets, at cost:
Land	$785,101	$706,938
Buildings and improvements, less accumulated depreciation of $660,098 and $604,497, as of December 31, 2014 and 2013, respectively	3,026,431	2,976,287
Intangible lease assets, less accumulated amortization of $313,822 and $298,975, as of December 31, 2014 and 2013, respectively	247,068	281,220
Construction in progress	17,962	7,949
Total real estate assets	4,076,562	3,972,394
Cash and cash equivalents	149,790	99,855
Tenant receivables, net of allowance for doubtful accounts of $3 and $52, as of December 31, 2014 and 2013, respectively	6,945	7,414
Straight-line rent receivable	116,489	113,592
Prepaid expenses and other assets	52,143	32,423
Deferred financing costs, less accumulated amortization of $15,205 and $11,938, as of December 31, 2014 and 2013, respectively	8,426	10,388
Intangible lease origination costs, less accumulated amortization of $219,626 and $216,598, as of December 31, 2014 and 2013, respectively	105,528	148,889
Deferred lease costs, less accumulated amortization of $36,589 and $27,375, as of December 31, 2014 and 2013, respectively	102,995	87,527
Investment in development authority bonds	120,000	120,000
Total assets	$4,738,878	$4,592,482
Liabilities:
Line of credit, term loan, and notes payable	$1,430,884	$1,240,249
Bonds payable, net of discount of $818 and $1,070, as of December 31, 2014 and 2013, respectively	249,182	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	106,276	99,678
Deferred income	24,753	21,938
Intangible lease liabilities, less accumulated amortization of $84,935 and $76,500, as of December 31, 2014 and 2013, respectively	74,305	73,864
Obligations under capital leases	120,000	120,000
Total liabilities	2,005,400	1,804,659
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 and 900,000,000 shares authorized, 124,973,304 and 124,830,122 shares issued and outstanding as of December 31, 2014 and 2013, respectively	1,249	1,248
Additional paid-in capital	4,601,808	4,600,166
Cumulative distributions in excess of earnings	(1,867,611)	(1,810,284)
Accumulated other comprehensive loss	(1,968)	(3,307)
Total equity	2,733,478	2,787,823
Total liabilities and equity	$4,738,878	$4,592,482

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2014	2013	2012
Revenues:
Rental income	$414,541	$406,907	$381,796
Tenant reimbursements	95,375	90,875	88,402
Hotel income	22,885	23,756	23,049
Other property income	7,996	5,040	1,024
	540,797	526,578	494,271
Expenses:
Property operating costs	163,722	154,559	147,202
Hotel operating costs	18,792	18,340	18,362
Asset and property management fees:
Related-party	—	4,693	29,372
Other	2,258	1,671	2,421
Depreciation	117,766	108,105	98,698
Amortization	78,843	78,710	86,458
Impairment loss on real estate assets	25,130	—	—
General and administrative	31,275	61,866	24,613
Listing costs	—	4,060	—
Acquisition fees and expenses	14,142	—	1,876
	451,928	432,004	409,002
Real estate operating income	88,869	94,574	85,269
Other income (expense):
Interest expense	(75,711)	(101,941)	(101,886)
Interest and other income	7,275	34,029	39,856
Loss on interest rate swaps	(371)	(342)	(1,225)
Loss on the early extinguishment of debt	(23)	—	—
	(68,830)	(68,254)	(63,255)
Income before income tax expense and gains on sale of real estate	20,039	26,320	22,014
Income tax expense	(662)	(500)	(572)
Income before gains of sale of real estate assets	19,377	25,820	21,442
Gains on sale of real estate assets	75,275	—	—
Income from continuing operations	94,652	25,820	21,442
Discontinued operations:
Operating income (loss) from discontinued operations	(390)	(21,325)	6,484
Gain (loss) on disposition of discontinued operations	(1,627)	11,225	20,117
Income (loss) from discontinued operations	(2,017)	(10,100)	26,601
Net income	92,635	15,720	48,043
Less: net income attributable to nonredeemable noncontrolling interests	—	—	(4)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$15,720	$48,039
Per-share information – basic:
Income from continuing operations	$0.76	$0.19	$0.16
Income (loss) from discontinued operations	$(0.02)	$(0.08)	$0.19
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$0.74	$0.12	$0.35
Weighted-average common shares outstanding – basic	124,860	134,085	136,672
Per-share information – diluted:
Income from continuing operations	$0.76	$0.19	$0.16
Income (loss) from discontinued operations	$(0.02)	$(0.08)	$0.19
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$0.74	$0.12	$0.35
Weighted-average common shares outstanding – diluted	124,918	134,085	136,672
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2014	2013	2012
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$15,720	$48,039
Foreign currency translation adjustment	—	(83)	—
Market value adjustment to interest rate swap	1,339	1,997	(5,305)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	93,974	17,634	42,734
Comprehensive income attributable to noncontrolling interests	—	—	4
Comprehensive income	$93,974	$17,634	$42,738

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Columbia Property Trust, Inc. Stockholders' Equity	Non- redeemable Non- controlling Interests	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2011	136,550	$1,365	$4,884,903	$(1,426,550)	$(113,147)	$84	$3,346,655	$317	$3,346,972
Issuance of common stock	4,166	42	118,346	—	—	—	118,388	—	118,388
Redemptions of common stock	(3,815)	(38)	(101,358)	—	—	—	(101,396)	—	(101,396)
Decrease in redeemable common stock	—	—	—	—	13,621	—	13,621	—	13,621
Distributions to common stockholders ($1.88 per share)	—	—	—	(256,020)	—	—	(256,020)	—	(256,020)
Offering costs	—	—	(7)	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15)	(15)
Acquisition of noncontrolling interest in consolidated joint venture	—	—	5	—	—	—	5	(306)	(301)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	48,039	—	—	48,039	—	48,039
Net income attributable to noncontrolling interest	—	—	—	—	—	—	—	4	4
Market value adjustment to interest rate swap	—	—	—	—		(5,305)	(5,305)	—	(5,305)
Balance, December 31, 2012	136,901	1,369	4,901,889	(1,634,531)	(99,526)	(5,221)	3,163,980	—	3,163,980
Issuance of common stock	1,665	17	46,585	—	—	—	46,602	—	46,602
Stock compensation	—	—	855	—	—	—	855	—	855
Redemptions of common stock	(4,373)	(44)	(112,062)	—	—	—	(112,106)	—	(112,106)
Decrease in redeemable common stock	—	—	—	—	99,526	—	99,526	—	99,526
Tender repurchase of common stock	(9,363)	(94)	(233,968)	—	—	—	(234,062)	—	(234,062)
Distributions to common stockholders ($1.44 per share)	—	—	—	(191,473)	—	—	(191,473)	—	(191,473)
Offering Costs	—	—	(3,133)	—	—	—	(3,133)	—	(3,133)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	15,720	—	—	15,720	—	15,720
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)	—	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	1,997	1,997	—	1,997
Balance, December 31, 2013	124,830	1,248	4,600,166	(1,810,284)	—	(3,307)	2,787,823	—	2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	143	1	1,642	—	—	—	1,643	—	1,643
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,962)	—	—	(149,962)	—	(149,962)
Net income attributable to common stockholders of Columbia Property Trust, Inc.	—	—	—	92,635	—	—	92,635	—	92,635
Market value adjustment to interest rate swap	—	—	—	—	—	1,339	1,339	—	1,339
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$—	$(1,968)	$2,733,478	$—	$2,733,478

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$92,635	$15,720	$48,043
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(9,916)	(22,793)	(11,033)
Depreciation	117,766	119,835	120,307
Amortization	74,212	84,630	100,482
Impairment losses on real estate assets	25,130	29,737	18,467
Noncash interest expense	3,055	3,602	3,881
Loss on interest rate swaps	(4,945)	(5,530)	(173)
Gain on sale of real estate	(73,648)	(11,225)	(20,117)
Loss on early extinguishment of debt	23	4,709	—
Stock-based compensation expense	1,975	1,055	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	(227)	6,249	(4,767)
Decrease (increase) in prepaid expenses and other assets	5,442	(4,097)	2,344
Increase in accounts payable and accrued expenses	2,589	4,207	4,270
Decrease in due to affiliates	—	(1,801)	(1,411)
Increase (decrease) in deferred income	2,815	(5,969)	(7,454)
Net cash provided by operating activities	236,906	218,329	252,839
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	418,207	565,945	304,264
Real estate acquisitions	(335,986)	—	(188,750)
Earnest money paid	(27,000)	—	—
Capital improvements	(54,005)	(44,856)	(45,048)
Deferred lease costs paid	(25,004)	(25,700)	(39,419)
Net cash provided by (used in) investing activities	(23,788)	495,389	31,047
Cash Flows from Financing Activities:
Financing costs paid	(1,482)	(3,721)	(4,198)
Proceeds from lines of credit and notes payable	283,000	301,000	599,000
Repayments of lines of credit and notes payable	(294,739)	(461,940)	(627,191)
Prepayment penalty on early extinguishment of debt	—	(4,709)	—
Issuance of common stock	—	46,402	118,388
Redemptions of common stock	—	(115,781)	(99,381)
Tender offer redemptions of common stock	—	(234,062)	—
Distributions paid to stockholders	(149,962)	(145,071)	(137,632)
Distributions paid to stockholders and reinvested in shares of our common stock	—	(46,402)	(118,388)
Redemption of noncontrolling interests	—	—	(301)
Tender offer and offering costs paid	—	(3,133)	(11)
Distributions paid to nonredeemable noncontrolling interests	—	—	(15)
Net cash used in financing activities	(163,183)	(667,417)	(269,729)
Net increase in cash and cash equivalents	49,935	46,301	14,157
Effect of foreign exchange rate on cash and cash equivalents	—	(103)	32
Cash and cash equivalents, beginning of period	99,855	53,657	39,468
Cash and cash equivalents, end of period	$149,790	$99,855	$53,657
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, AND 2012

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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2014, Columbia Property Trust owned 35 office properties and one hotel, which included 52 operational buildings comprising approximately 15.7 million square feet of commercial space, located in 12 states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through a consolidated subsidiary. As of December 31, 2014, the office properties were approximately 93.3% leased. In January 2015, Columbia Property Trust acquired three additional office properties comprising 0.9 million square feet. See Note 3, Real Estate and Other Transactions, for additional information.

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
Fair Value Measurements
Columbia Property Trust estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Accounting Standard Codification 820, Fair Value Measurements ("ASC 820"). Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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

Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. No interest was capitalized during 2014 or 2013.
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
Projections of expected future operating cash flows require that Columbia Property Trust estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of Columbia Property Trust's real estate assets and related intangible assets and net income.
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
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market 18 properties for sale. Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the sale agreement for these 18 properties (the "18 Property Sale") in November 2013, Columbia Property Trust reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
In the first quarter of 2014, Columbia Property Trust revised its investment strategy for the 160 Park Avenue Building (formerly known as the 180 Park Avenue, #103 Building) in Florham Park, New Jersey, to sell the property to a user in the near-term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. Columbia Property Trust concluded that the 160 Park Avenue Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the160 Park Avenue Building closed on June 4, 2014, for $10.2 million, exclusive of transaction costs.
In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building (formerly known as the SunTrust Building) in Orlando, Florida. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, Columbia Property Trust reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014, for $18.4 million, net of transaction costs.
In the fourth quarter of 2014, Columbia Property Trust identified $500 million to $600 million of properties in its portfolio that fall outside of its targeted investment strategy, which are candidates for near-term disposition. Columbia Property Trust is in the process of developing our marketing strategy for these assets. Columbia Property Trust plans to carefully evaluate the disposition options revealed through our marketing efforts, and to pursue those which provide the best opportunity to optimize shareholder value. In connection with initiating this process, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the carrying value of the Bannockburn Lake III property, a vacant property located in Bannockburn, Illinois, is no longer recoverable due to reducing its expected property holding period to less than one year. As a result, in the fourth quarter of 2014, Columbia Property Trust reduced the carrying value of the Bannockburn Lake III property to $5.0 million, estimated based on current projected discounted future cash flows, by recording an impairment loss of $10.1 million.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for 2014, 2013 and 2012 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
2014
Bannockburn Lake III	$15,148	$(10,148)	$5,000
2013
120 Eagle Rock	$23,808	$(11,708)	$12,100
333 & 777 Republic Drive	$13,359	$(5,159)	$8,200
2012
180 E 100 South	$30,847	$(18,467)	$12,380
Assets Held for Sale
Columbia Property Trust classifies assets as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, assets are considered held for sale when the following criteria are met:

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2014, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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

As of December 31, 2014 and 2013, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2014	Gross	$79,805	$370,412	$325,154	$159,240
	Accumulated Amortization	(61,619)	(237,084)	(219,626)	(84,935)
	Net	$18,186	$133,328	$105,528	$74,305
December 31, 2013	Gross	$80,836	$388,686	$365,487	$150,364
	Accumulated Amortization	(56,859)	(229,065)	(216,598)	(76,500)
	Net	$23,977	$159,621	$148,889	$73,864
During 2014, 2013, and 2012, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ended December 31,
2014	$5,368	$36,474	$33,037	$15,507
2013	$6,077	$38,879	$38,978	$14,411
2012	$8,901	$48,997	$42,866	$15,324
The remaining net intangible assets and liabilities as of December 31, 2014, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2015	$4,480	$35,284	$28,483	$17,198
2016	3,748	24,942	21,587	11,895
2017	1,879	16,687	14,777	8,073
2018	1,075	12,297	10,269	6,596
2019	1,035	10,969	9,198	5,893
Thereafter	5,969	33,149	21,214	24,650
	$18,186	$133,328	$105,528	$74,305
Weighted-Average Amortization Period	3 years	4 years	4 years	6 years
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $110.7 million as of December 31, 2014 and 2013, net of accumulated amortization of $15.1 million and $13.1 million as of December 31, 2014 and 2013, respectively. Columbia Property Trust recognized amortization expense related to these assets of approximately $2.1 million for each of the years ended 2014, 2013, and 2012.
As of December 31, 2014, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the years ending December 31:
2015	$2,069
2016	2,069
2017	2,069
2018	2,069
2019	2,069
Thereafter	85,209
$95,554
Weighted-Average Amortization Period	47 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2014 and 2013.
Tenant Receivables, net
Tenant receivables comprise rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income on a straight-line basis. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible.
Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses in the accompanying consolidated statements of operations of approximately $0.5 million and $(0.1) million for 2014 and 2013, respectively.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, non-tenant receivables, prepaid taxes, insurance and operating costs, certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred. As of December 31, 2014, prepaid expenses and other assets included $27.0 million of earnest money deposits paid in 2014 for the January 2015 property acquisitions described in Note 3, Real Estate and Other Transactions. These deposits were applied to the purchase prices at closing.

Deferred Financing Costs
Deferred financing costs comprise costs incurred in connection with securing financing from third-party lenders and are capitalized and amortized over the term of the related financing arrangements. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2014, 2013, and 2012, of approximately $3.5 million, $3.8 million, and $3.2 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs comprise costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease. Such costs are capitalized and recognized as operating expenses over the lease term. Columbia Property Trust recognized amortization of deferred lease costs of approximately $12.2 million, $13.1 million, and $10.9 million for 2014, 2013, and 2012, respectively, the majority of which is recorded as amortization expense. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.

Investments in Development Authority Bonds and Obligations Under Capital Leases
In connection with the acquisition of certain real estate assets, Columbia Property Trust has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Columbia Property Trust upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Columbia Property Trust believes approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income. In December 2013, upon maturity, Columbia Property Trust settled the $216.0 million and $250.0 million development authority bonds and the corresponding obligations under capital leases related to the Lenox Park Buildings and Lindbergh Center, respectively. In December 2012, upon maturity, Columbia Property Trust settled the $60.0 million development authority bond and the corresponding obligation under capital lease related to the One Glenlake Parkway Building.
Line of Credit and Notes Payable
Certain mortgage notes included in line of credit, term loan, and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Columbia Property Trust records the loan at fair value. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.
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
In April 2012, Columbia Property Trust purchased the remaining 0.7% interest in the Robbins Road Property for $0.3 million from an unaffiliated party. The purchase price approximated the book value of the noncontrolling interest at the time of purchase.
Redeemable Common Stock
In preparation for listing, Columbia Property Trust terminated its former share redemption program (the "SRP") effective July 31, 2013. Previously, under the SRP, the decision to honor redemptions, subject to certain plan requirements and limitations, fell outside the control of Columbia Property Trust. As a result, until the termination of the SRP, Columbia Property Trust recorded redeemable common stock in the temporary equity section of its consolidated balance sheet.
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2014 and 2013 (in thousands):

		Estimated Fair Value as of
		December 31,
Instrument Type	Balance Sheet Classification	2014	2013
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,968)	$(3,307)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(2,633)	$(7,579)
Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps were $(4.6) million and $(10.9) million at December 31, 2014 and 2013, respectively.

	Years ended December 31,
	2014	2013	2012
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,339	$1,997	$(5,305)
Loss on interest rate swap recognized through earnings	$(371)	$(342)	$(1,225)
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
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2014, 2013, or 2012.
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
Operating Segments
Columbia Property Trust establishes its operating segments at the building level, and none of its operating segments meet the quantitative or qualitative thresholds to be considered an individual reportable segment. Therefore, Columbia Property Trust aggregates all of its operating segments into one reporting segment.
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation, including discontinued operations (see Note 12, Discontinued Operations) and equity accounts impacted by the Reverse Stock Split (see Note 7, Stockholders' Equity).
Recent Accounting Pronouncements
In April 2014, Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08"), which raises the threshold used to determine whether revenues and expenses associated with dispositions are reclassified to discontinued operations in the statement of operations. Under the new standard, typical asset sales will remain in continuing operations, whereas, asset sales that represent a strategic shift in operations (for example, exiting a major geographical area) would be reclassified to discontinued operations. ASU 2014-08 is required beginning with the first quarter of 2015; however, Columbia Property Trust elected to adopt the new standard effective April 1, 2014.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's Accounting Standards Codification such as real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective for Columbia Property Trust beginning on January 1, 2017, and early adoption is not permitted. Columbia Property Trust is currently in the process of evaluating the potential impact, if any, ASU 2014-09 will have on its financial statements and disclosures.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern ("ASU 2014-15"), which provides guidance about the responsibility of management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures if necessary. ASU 2014-15 will be effective for Columbia Property Trust beginning on January 1, 2017, and early adoption is permitted. Columbia Property Trust does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements and disclosures.

3.	Real Estate and Other Transactions
Acquisitions
During 2014, Columbia Property Trust acquired interests in the following properties (in thousands). Columbia Property Trust did not acquire any real estate assets during 2013.

	2014
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
221 Main Street Building
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 388,000-square-foot office building in San Francisco, California (the "221 Main Street Building"), for $228.8 million, exclusive of transaction costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility"), and cash on hand. Columbia Property Trust recognized revenues of $12.7 million and a net loss of $10.9 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to December 31, 2014. The net loss includes acquisition-related expenses of $6.1 million.
As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (16%), and no other tenant leases more than 10% of the building based on annualized lease revenue.
650 California Street Building
On September 9, 2014, Columbia Property Trust acquired the 650 California Street Building, a 478,000-square-foot office building in San Francisco, California (the "650 California Street Building"), for $310.2 million, exclusive of transaction costs. The acquisition was funded with a $130.0 million assumed mortgage note, $118.0 million of borrowings on the JPMorgan Chase Credit Facility, and cash on hand. Columbia Property Trust recognized revenues of $8.0 million and a net loss of $9.7 million from the 650 California Street Building acquisition for the period from September 9, 2014 to December 31, 2014. The net loss includes acquisition-related expenses of $8.0 million.

As of the acquisition date, the 650 California Street Building was 88.1% leased to 18 tenants, including Littler Mendelson (24%), Credit Suisse (13%), and Goodby Silverstein (11%).
2015 Acquisitions
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which includes 315 Park Avenue South, a 341,000-square-foot office building in New York, New York (the "315 Park Avenue South Building") and 1881 Campus Commons, a 245,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs. An earnest money deposit of $17.0 million was prepaid for this transaction in December 2014, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheet.
On January 8, 2015, Columbia Property Trust acquired a 274,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits. An earnest money deposit of $10.0 million was prepaid for this transaction in December 2014, and is included in prepaid expenses and other assets in the accompanying consolidated balance sheet.
These acquisitions were funded with $300.0 million in proceeds from the the Bridge Loan (as described in Note 4, Line of Credit, Term Loan, and Notes Payable), $140.0 million of borrowings on the JPMorgan Chase Credit Facility (as described in Note 4, Line of Credit, Term Loan, and Notes Payable), and cash on hand.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2014, 2013, and 2012 have been prepared for Columbia Property Trust to give effect to the acquisition of both the 650 California Street Building and the 221 Main Street Building as if the acquisitions occurred on January 1, 2012. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of the 650 California Street Building and the 221 Main Street Building been consummated as of January 1, 2012 (in thousands).

	2014	2013	2012
Revenues	$555,472	$550,675	$517,958
Net income (loss)	$90,999	$(17,969)	$(665)
Net income (loss) per share – basic	$0.73	$(0.13)	$—
Net income (loss) per share – diluted	$0.73	$(0.13)	$—
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
160 Park Avenue Building
On June 4, 2014, Columbia Property Trust closed on the sale of the 160 Park Avenue Building (formerly known as the 180 Park Avenue, #103 Building) in Florham Park, New Jersey, for $10.2 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $13.6 million related to this building in the first quarter of 2014, as further described in Note 2, Significant Accounting Policies.
200 South Orange Building
On June 30, 2014, Columbia Property Trust closed on the sale of the 200 South Orange Building in Orlando, Florida, for $18.8 million, exclusive of transaction costs. This transaction resulted in a $1.4 million impairment loss in the second quarter of 2014, as further described in Note 2, Significant Accounting Policies.
7031 Columbia Gateway Drive Building
On July 1, 2014, Columbia Property Trust closed on the sale of the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for $59.5 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $7.7 million.

9 Technology Drive Building
On August 22, 2014, Columbia Property Trust closed on the sale of the 9 Technology Drive Building in Westborough, Massachusetts, for $47.0 million, exclusive of purchase price adjustments and transaction costs, yielding a gain on sale of real estate assets of $11.1 million.
Lenox Park Property
On October 3, 2014, Columbia Property Trust closed on the sale of the five buildings comprising the Lenox Park Property in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $56.5 million in the fourth quarter of 2014.
18 Property Sale
On November 5, 2013, Columbia Property Trust closed on the 18 Property Sale to an unaffiliated third party for $521.5 million, exclusive of closing costs. In connection with marketing these assets for sale and finalizing the terms of the sale agreement, Columbia Property Trust recognized aggregate impairment losses of $29.7 million. After considering the impact of these impairment losses, upon closing in the fourth quarter of 2013, the 18 Property Sale yielded a loss of $0.4 million, which is included in gain (loss) on disposition of discontinued operations in the accompanying consolidated statement of operations.
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
Other Transactions
As described in Note 10, Related-Party Transactions and Agreements, Columbia Property Trust acquired Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services") and Columbia Property Trust Services, LLC ("Columbia Property Trust Services") on February 28, 2013. The following unaudited pro forma statements of operations presented for 2013 and 2012, have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2012. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2012 (in thousands).

	As of December 31,
	2014	2013	2012
Revenues	*	$526,966	$479,056
Net income attributable to common shareholders	*	$47,661	$47,591

*	Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of 2014.

4.	Line of Credit, Term Loan, and Notes Payable
As of December 31, 2014 and 2013, Columbia Property Trust had the following line of credit, term loan, and notes payable indebtedness outstanding (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

	Rate as of December 31, 2014		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2014	2013
$450 Million Term Loan	LIBOR + 130 bp	(1)	Interest only	2/3/2016	$450,000	$450,000
Market Square Buildings mortgage note	5.07%		Interest only	7/1/2023	325,000	325,000
333 Market Street Building mortgage note	LIBOR + 202 bp	(2)	Interest only	7/1/2015	206,810	207,559
650 California Street Building mortgage note	3.60%		Interest only	7/1/2019	130,000	—
100 East Pratt Street Building mortgage note	5.08%		Interest only	6/11/2017	105,000	105,000
221 Main Building mortgage note	3.95%		Interest only	5/10/2017	73,000	—
263 Shuman Boulevard Building mortgage note	5.55%		Interest only	7/1/2017	49,000	49,000
SanTan Corporate Center mortgage notes	5.83%		Interest only	10/11/2016	39,000	39,000
One Glenlake Building mortgage note	5.80%		Term debt	12/10/2018	32,074	34,713
215 Diehl Road Building mortgage note	5.55%		Interest only	7/1/2017	21,000	21,000
544 Lakeview Building mortgage note	5.54%		Interest only	12/1/2014	—	8,977
JPMorgan Chase Credit Facility	LIBOR + 110 bp	(3)	Interest only	8/21/2017	—	—
Total indebtedness					$1,430,884	$1,240,249

(1)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the $450 Million Term Loan (the "450 Million Term Loan") at 2.07% per annum and terminates on February 3, 2016. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statements of other comprehensive income.

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

(3)
JPMorgan Chase Credit Facility debt bears interest at a rate based on, at the option of Columbia Property Trust, LIBOR for seven-day or one-, two-, three-, or six-month periods, plus an applicable margin ranging from 1.00% to 1.70%, or the alternate base rate for any day is the greatest of the rate of interest publicly announced by JPMorgan Chase Bank ("JPMorgan Chase Bank") as its prime rate in effect in its principal office in New York City for such day plus an applicable margin ranging from 0.00% to 0.70%.

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

Bridge Loan
On January 6, 2015, Columbia Property Trust entered into a $300 million, six-month, unsecured loan with a syndicate of banks led by JPMorgan Chase Bank (the "Bridge Loan") to finance a portion of the the real estate assets purchased in January 2015. At the Columbia Property Trust's option, borrowings under the Bridge Loan bear interest at either (i) an alternate base rate plus an applicable margin ranging from 0.00% to 0.80% or (ii) LIBOR plus an applicable margin based on four stated pricing levels ranging from 1.00% to 1.80%, in each case based on Columbia Property Trust's credit rating. Subject to customary conditions, Columbia Property Trust may increase the borrowings under the Bridge Loan up to two times up to an aggregate amount of $150 million. Each increase must be in an increment of $25 million.
The Bridge Loan matures on July 6, 2015, with a six-month extension at the option of Columbia Property Trust, and may be prepaid by Columbia Property Trust at any time without premium or penalty. In addition, amounts under the Bridge Loan must be repaid by Columbia Property Trust with the net cash proceeds of certain financing activities and asset sales, including (i) the issuance of common or preferred equity securities, (ii) the incurrence of mortgage indebtedness on any property, (iii) the incurrence of unsecured indebtedness, or (iv) the sale of certain real estate assets or any equity interests.
Debt Covenants
Columbia Property Trust is subject to a $25.0 million limitation on letters of credit that may be issued under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility, and the Bridge Loan contain the following restrictive covenants:

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
As of December 31, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on its outstanding debt obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit, term loan, and notes payable as of December 31, 2014 and 2013, was approximately $1,465.2 million and $1,245.3 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid
As of December 31, 2014 and 2013, Columbia Property Trust's weighted-average interest rate on its line of credit and notes payable was approximately 3.95% and 4.08%, respectively. Columbia Property Trust made interest payments of approximately $56.1 million, $59.6 million, and $50.1 million during 2014, 2013, and 2012, respectively, none of which was capitalized.
Debt Maturities and Extinguishment
On October 8, 2014, Columbia Property Trust repaid the mortgage note for the 544 Lakeview Building for $9.1 million, resulting in a loss on early extinguishment of debt of $23,000. The original maturity date for the 544 Lakeview Building mortgage note was December 1, 2014. There were no other debt maturities during 2014.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit, term loan, and notes payable as of December 31, 2014 (in thousands):

2015	$210,821
2016	494,460
2017	253,728
2018	25,860
2019	121,015
Thereafter	325,000
Total	$1,430,884

5.	Bonds Payable
In 2011, Columbia Property Trust issued $250.0 million of its seven-year, unsecured 5.875% senior notes at 99.295% of their face value. Columbia Property Trust received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. In the accompanying consolidated balance sheets, the 2018 Bonds Payable are shown net of the initial issuance discount of approximately $1.8 million, which is amortized to interest expense over the term of the 2018 Bonds Payable using the effective interest method. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018. Interest payments of $14.7 million were made on the 2018 Bonds Payable during 2014 and 2013.
The restrictive covenants on the 2018 Bonds Payable as defined pursuant to an indenture include:

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
As of December 31, 2014, Columbia Property Trust believes it was in compliance with the restrictive covenants on its 2018 Bonds Payable. The 2018 Bonds Payable were originally issued through a private offering and subsequently registered.
The estimated fair value of the 2018 Bonds Payable as of December 31, 2014 and 2013 was approximately $250.6 million and $250.8 million, respectively. The fair value of the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2018 Bonds Payable arrangements, as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Obligations Under Operating Leases
Columbia Property Trust owns three properties that are subject to ground leases with expiration dates of December 31, 2058; February 28, 2062; and July 31, 2099. We incurred $2.1 million in rent expense related to such ground leases in 2014, 2013, and 2012. As of December 31, 2014, the remaining required payments under the terms of these ground leases are as follows (in thousands):

2015	$2,557
2016	2,557
2017	2,702
2018	2,731
2019	2,731
Thereafter	202,798
Total	$216,076
Obligations Under Capital Leases
The Three Glenlake Building is subject to a capital lease of land. This obligation requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which matures in 2021. The required payments under the terms of the leases are as follows as of December 31, 2014 (in thousands):

2015	$7,200
2016	7,200
2017	7,200
2018	7,200
2019	7,200
Thereafter	134,400
170,400
Amounts representing interest	(50,400)
Total	$120,000
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2014, no tenants have exercised such options that had not been materially satisfied.
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
Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "Long-Term Incentive Plan"). In July 2013, Columbia Property Trust's shareholders approved the Long-Term Incentive Plan, and 2,000,000 shares were authorized and reserved for issuance under the Long-Term Incentive Plan.
Employee Grants
On January 21, 2014, Columbia Property Trust granted 143,740 shares of common stock to employees, net of 12,752 shares withheld to settle the related tax liability, under the Long-Term Incentive Plan for 2013 performance (the "2013 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2015, 2016, and 2017. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the Long-Term Incentive Plan for 2014, follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(39)		$24.82
Forfeited	(1)		$24.82
Unvested shares as of December 31, 2014	104	(2)	$24.82

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)
As of December 31, 2014, we expect approximately 98,800 of the 104,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5%, which was determined based on peer company data, adjusted for the specifics of the Long-Term Incentive Plan.

On January 21, 2015, Columbia Property Trust granted 123,187 shares of common stock to employees, net of 11,368 shares withheld to settle the related tax liability, under the Long-Term Incentive Plan (the "2014 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2016, 2017, and 2018.
Independent Director Grants
Beginning in January 2014, Columbia Property Trust pays quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vest at the time of grant. In October 2013, Columbia Property Trust paid the annual equity retainer for 2013. A summary of these grants, made under the Long-Term Incentive Plan, follows:

Date of Grant	Shares	Weighted-Average Grant-Date Fair Value
2015 Director Grants:
January 2, 2015	5,850	$25.75
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
October 1, 2014	4,960	$23.89
2013 Director Grant:
September 13, 2013	6,820	$29.32

Stock-Based Compensation Expense
In 2014, Columbia Property Trust incurred $2.0 million in stock-based compensation expense, of which $0.4 million related to the issuance of shares to independent directors as described above, $0.7 million related to the amortization of unvested awards under the 2013 LTIP Employee Grant, and $0.9 million related to the 2014 LTIP Employee Grant, which was authorized, and employee service related to these awards began on January 1, 2014. The 2014 LTIP Employee Grant was granted in January 2015, with 25% of the grant vesting on the grant date and the remaining shares vesting ratably on January 31, 2016, 2017, and 2018. In 2013, Columbia Property Trust incurred approximately $1.1 million of stock-based compensation expense, of which $0.2 million related to the issuance of shares to independent directors and $0.9 million related to future employee awards related to service during 2013, which were granted in January 2014. These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations. There was $1.7 million and $0.9 million of unrecognized compensation costs related to unvested awards under the 2013 LTIP Employee Grant as of December 31, 2014 and December 31, 2013, respectively. This amount will be amortized over the respective vesting period, ranging from one year to three years at the time of grant.
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
Authorized Shares
On July 1, 2014, Columbia Property Trust reduced the number of common shares authorized from 900,000,000 to 225,000,000, which is proportionally equal to the reduction in shares outstanding as a result of the Reverse Stock Split.
Listing
On October 10, 2013, Columbia Property Trust listed its shares of common stock on the New York Stock Exchange (the "NYSE") under the ticker symbol "CXP." Columbia Property Trust has incurred $4.1 million of costs related to the listing during 2013, primarily related to professional and legal fees associated with the listing. Such fees have been recorded separately as listing costs in the accompanying statement of operations.
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
A summary of stock option activity under the Director Plan during 2014, 2013, and 2012, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2011	7,375	$48	7,250
Granted	—
Expired	—
Outstanding as of December 31, 2012	7,375	$48	7,375
Granted	—
Expired	—
Outstanding as of December 31, 2013	7,375	$48	7,375
Granted	—
Expired	(3,500)
Outstanding as of December 31, 2014	3,875	$48	3,875
Columbia Property Trust has evaluated the fair values of options granted under the Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2014, was approximately 1.75 years.
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
Based on 2014 Annualized Lease Revenue, as defined, none of our tenants comprised more than 6% of Columbia Property Trust's portfolio. Tenants in the legal services, banking, and business services industries each comprise 18%, 14%, and 8%, respectively, of Columbia Property Trust's 2014 Annualized Lease Revenue. Columbia Property Trust's properties are located in 12 states and the District of Columbia.
As of December 31, 2014, approximately 19%, 12%, and 10% of Columbia Property Trust's office properties are located in San Francisco, metropolitan District of Columbia, and northern New Jersey, respectively.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2014, is as follows (in thousands):

2015	$376,623
2016	361,085
2017	306,788
2018	269,712
2019	248,991
Thereafter	1,070,022
Total	$2,633,221

9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years ended December 31,
	2014	2013	2012
Investment in real estate funded with other assets	$3,807	$—	$—
Other assets assumed upon acquisition	$2,493	$741	$130
Other liabilities assumed upon acquisition	$2,004	$741	$—
Other liabilities settled at disposition	$—	$872	$—
Interest rate swap assumed upon acquisition of property	$—	$—	$11,560
Notes payable assumed at acquisition	$203,000	$—	$208,330
Interest accruing into notes payable	$—	$186	$306
Amortization of discounts (premiums) on debt	$396	$(363)	$364
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,339	$1,997	$(5,305)
Accrued capital expenditures and deferred lease costs	$17,283	$15,997	$16,325
Accrued deferred financing costs	$—	$—	$35
Common stock issued to employees and directors, and amortized (net of amounts withheld for taxes)	$1,642	$—	$—
Accrued redemptions of common stock	$—	$—	$3,655
Transfer of development authority bonds	$—	$466,000	$60,000
Stock-based compensation expense	$—	$1,055	$—
Increase (decrease) in redeemable common stock	$—	$(99,526)	$13,621

10.	Related-Party Transactions and Agreements
During 2013, Columbia Property Trust was party to agreements with various entities of Wells Real Estate Funds ("WREF"), which served as our Advisor (the "Advisor"). Since January 1, 2014, Columbia Property Trust has had no contractual relationship with WREF.

•
Transition Services Agreement – Columbia Property Trust exercised the option to acquire Columbia Property Trust Advisory Services and Columbia Property Trust Services from WREF (the "Assignment Options") on February 13, 2013, as provided for in the Transition Services Agreement, as amended (the "Transition Services Agreement"). No payment was associated with the Assignment Options; however, Columbia Property Trust was required to pay WREF a total of $8.8 million, for the work required to transfer sufficient employees, proprietary systems and processes, and assets to Columbia Property Trust Advisory Services and Columbia Property Trust Services.

•
Consulting Services Agreement – Under the Consulting Services Agreement, WREF provided consulting services with respect to the same matters that were provided under the Advisory Agreement, described below (the "Consulting Services Agreement"). The Consulting Services Agreement terminated on December 31, 2013. The fees incurred under the Consulting Services Agreement are included in general and administrative expense in the accompanying consolidated statement of operations.

•
Advisory Agreement – Under the terms of the advisory agreement in place from January 1, 2013 to February 27, 2013 (the "Advisory Agreement"), Columbia Property Trust incurred fees and reimbursements payable to the Advisor for asset management and administrative services.

Related-Party Costs
Pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs during 2014, 2013, and 2012, respectively (in thousands):

	Years ended December 31,
	2014	2013	2012
Consulting services	$—	$25,417	$—
Transition services	—	5,750	3,008
Asset management fees	—	5,083	32,000
Administrative reimbursements, net(1)	—	1,939	11,099
Investor services	—	829	—
Property management fees	—	523	4,462
Construction fees(2)	—	139	220
Other	—	69	126
Acquisition fees	—	—	1,500
Disposition fees	—	—	1,311
Total	$—	$39,749	$53,726

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million and $4.4 million for the years ended December 31, 2013 and 2012, respectively.

(2)	Construction fees are capitalized to real estate assets as incurred.
There were no amounts due to affiliates as of December 31, 2014 or December 31, 2013.

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2014, 2013, and 2012 (in thousands) follows:

	2014	2013	2012
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$15,720	$48,039
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	69,832	72,554	81,681
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(8,437)	(26,565)	(24,798)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(9,394)	(8,186)	(3,423)
Gain on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(4,945)	(5,530)	(173)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	(1)	(65)	(5,034)
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(47,159)	(78,559)	(61,198)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	31,991	9,710	7,349
Income tax basis net income (loss), prior to dividends-paid deduction	$124,522	$(20,921)	$42,443
As of December 31, 2014, the tax basis carrying value of Columbia Property Trust's total assets was approximately $5.2 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2014	2013	2012
Ordinary income	83.1%	—%	16%
Capital gains	—%	—%	—%
Return of capital	16.9%	100%	84%
Total	100%	100%	100%
As of December 31, 2014, returns for the calendar years 2010 through 2014 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to Columbia TRS, Columbia KCP TRS, and Columbia Energy TRS, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2014, 2013, and 2012, are as follows:

	Years ended December 31,
	2014	2013	2012
Federal income tax	$318	$307	$265
State income tax	35	2	14
Total income tax	$353	$309	$279
As of December 31, 2014 and 2013, Columbia Property Trust had no deferred tax liabilities. As of December 31, 2014 and 2013, Columbia Property Trust had a deferred tax asset of $0.3 million and $0.6 million, respectively, included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Columbia Property Trust has assessed its ability to realize this deferred tax asset and determined that it is more likely than not that the deferred tax asset of $0.3 million as of December 31, 2014, is realizable.

12.	Discontinued Operations
As a result of implementing ASU 2014-08 effective April 1, 2014 (see Note 2, Significant Accounting Policies), beginning in the second quarter of 2014, the operating results for properties sold will generally be included in continuing operations. The following properties were sold prior to implementing ASU 2014-08 and are, therefore, included in discontinued operations in the accompanying consolidated statements of operations for all periods presented:

•	the properties included in the 18 Property Sale, which closed on November 5, 2013, for $521.5 million and resulted in a net loss of $0.4 million;

•
Dvintsev Business Center – Tower B in Moscow, Russia, which sold on March 21, 2013, along with its holding entity, Landlink, Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million and resulted in a gain of $10.0 million;

•	the properties included in the Nine Property Sale, which closed in December 2012 for $260.5 million and resulted in a net gain of $3.2 million;

•	5995 Opus Parkway and Emerald Point, both of which closed in January 2012 for $60.1 million and resulted in aggregate gains of $16.9 million.
The following table shows the revenues and expenses of the above-described discontinued operations (in thousands). 2014 amounts reflect post closing adjustments and true ups related to the 18 Property Sale, which closed prior to our adoption of ASU 2014-08.

	Years ended December 31,
	2014	2013	2012
Revenues:
Rental income	$4	$48,550	$91,132
Tenant reimbursements	115	11,205	18,059
Other property income	—	291	5,471
	119	60,046	114,662
Expenses:
Property operating costs	(250)	21,232	36,996
Asset and property management fees	7	1,501	7,974
Depreciation	—	11,730	21,609
Amortization	—	7,590	15,776
Impairment loss on real estate assets	—	29,737	18,467
General and administrative	755	1,360	748
Total expenses	512	73,150	101,570
Operating income (loss)	(393)	(13,104)	13,092
Other income (expense):
Interest expense	3	(3,804)	(6,610)
Interest and other income	—	293	16
Loss on early extinguishment of debt	—	(4,709)	—
Income (loss) from discontinued operations before income tax expense	(390)	(21,324)	6,498
Income tax expense	—	(1)	(14)
Income (loss) from discontinued operations	(390)	(21,325)	6,484
Gain (loss) on disposition of discontinued operations	(1,627)	11,225	20,117
Income (loss) from discontinued operations	$(2,017)	$(10,100)	$26,601

13.    Earnings Per Share

For 2014, the basic and diluted earnings-per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to the 2013 LTIP Employee Grant and the 2014 LTIP Employee Grant. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Net income	$92,635	$15,720	$48,039
Distributions paid on unvested shares	(128)	—	—
Net income used to calculate basic and diluted earnings per share	$92,507	$15,720	$48,039
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for 2014, 2013, and 2012 (in thousands):

	2014	2013	2012
Weighted-average common shares – basic	124,860	134,085	136,672
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
2013 LTIP Employee Grant	29	—	—
2014 LTIP Employee Grant	29	—	—
Weighted-average common shares – diluted	124,918	134,085	136,672

14.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013(in thousands, except per-share data):

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$129,168	$136,757	$136,981	$137,891
Net income attributable to common stockholders of Columbia Property Trust, Inc.	$3,400	$8,021	$24,988	$56,226	(1)
Basic net income attributable to common stockholders of Columbia Property Trust, Inc. per share	$0.03	$0.06	$0.20	$0.45
Diluted net income attributable to common stockholders of Columbia Property Trust, Inc. per share	$0.03	$0.06	$0.20	$0.45
Distributions declared per share	$0.30	$0.30	$0.30	$0.30

	2013
	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Revenues(2)	$128,792		$131,897	$132,502	$133,387
Net income (loss) attributable to common stockholders of Columbia Property Trust, Inc.	$(22,608)	(3)	$20,601	$4,800	$12,927
Basic net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share(4)	$(0.17)		$0.15	$0.04	$0.10
Diluted net income (loss) attributable to common stockholders of Columbia Property Trust, Inc. per share(4)	$(0.17)		$0.15	$0.04	$0.10
Distributions declared per share(4)	$0.38		$0.38	$0.38	$0.30

(1)
Net income for the fourth quarter of 2014 includes gains on sales of real estate of $56.6 million (See Note 3, Real Estate and Other Transactions), partially offset by impairment losses of $10.1 million.

(2)
Prior-period amounts adjusted to conform with current-period presentation, including classifying revenues generated by properties sold as discontinued operations for all periods presented (see Note 12, Discontinued Operations).

(3)	Net income for the first quarter of 2013 reflects the incurrence of nonrecurring fees under the Consulting and Transitions Services Agreements (See Note 10, Related-Party Transactions and Agreements).

(4)	All computations using share amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 7, Stockholders' Equity).
15.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries, and Non-Guarantor Subsidiaries
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31,

2014 and 2013 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2014, 2013, and 2012 (in thousands); and its condensed consolidating statements of cash flows for 2014, 2013, and 2012 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,860	$—	$785,101
Buildings and improvements, net	—	29,899	2,996,532	—	3,026,431
Intangible lease assets, net	—	—	247,068	—	247,068
Construction in progress	—	433	17,529	—	17,962
Total real estate assets	—	36,573	4,039,989	—	4,076,562
Cash and cash equivalents	119,488	10,504	19,798	—	149,790
Investment in subsidiaries	2,409,941	2,120,018	—	(4,529,959)	—
Tenant receivables, net of allowance	—	246	6,699	—	6,945
Straight-line rent receivable	—	781	115,708	—	116,489
Prepaid expenses and other assets	204,079	148,226	19,734	(319,896)	52,143
Deferred financing costs, net	—	6,020	2,406	—	8,426
Intangible lease origination costs, net	—	—	105,528	—	105,528
Deferred lease costs, net	—	1,658	101,337	—	102,995
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878
Liabilities:
Line of credit, term loan, and notes payable	$—	$450,000	$1,299,232	$(318,348)	$1,430,884
Bonds payable, net	—	249,182	—	—	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	30	9,749	96,497	—	106,276
Due to affiliates	—	24	1,524	(1,548)	—
Deferred income	—	171	24,582	—	24,753
Intangible lease liabilities, net	—	—	74,305	—	74,305
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	30	709,126	1,616,140	(319,896)	2,005,400
Equity:
Total equity	2,733,478	1,614,900	2,915,059	(4,529,959)	2,733,478
Total liabilities, redeemable common stock, and equity	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$700,697	$—	$706,938
Building and improvements, net	—	24,185	2,952,102	—	2,976,287
Intangible lease assets, net	—	—	281,220	—	281,220
Construction in progress	—	28	7,921	—	7,949
Total real estate assets	—	30,454	3,941,940	—	3,972,394
Cash and cash equivalents	53,322	20,708	25,825	—	99,855
Investment in subsidiaries	2,557,347	2,286,982	—	(4,844,329)	—
Tenant receivables, net of allowance	—	—	7,414	—	7,414
Straight-line rent receivable	—	22	113,570	—	113,592
Prepaid expenses and other assets	177,185	150,806	26,602	(322,170)	32,423
Deferred financing costs, net	—	8,762	1,626	—	10,388
Intangible lease origination costs, net	—	—	148,889	—	148,889
Deferred lease costs, net	—	1,495	86,032	—	87,527
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482
Liabilities:
Lines of credit, term loan, and notes payable	$—	$450,000	$1,110,838	$(320,589)	$1,240,249
Bonds payable, net	—	248,930	—	—	248,930
Accounts payable, accrued expenses, and accrued capital expenditures	31	11,816	87,831	—	99,678
Due to affiliates	—	(925)	2,506	(1,581)	—
Deferred income	—	146	21,792	—	21,938
Intangible lease liabilities, net	—	—	73,864	—	73,864
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	31	709,967	1,416,831	(322,170)	1,804,659
Equity:
Total equity	2,787,823	1,789,262	3,055,067	(4,844,329)	2,787,823
Total liabilities, redeemable common stock, and equity	$2,787,854	$2,499,229	$4,471,898	$(5,166,499)	$4,592,482

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,150	$413,752	$(361)	$414,541
Tenant reimbursements	—	222	95,153	—	95,375
Hotel income	—	—	22,885	—	22,885
Other property income	—	—	8,220	(224)	7,996
	—	1,372	540,010	(585)	540,797
Expenses:
Property operating costs	—	2,716	161,367	(361)	163,722
Hotel operating costs	—	—	18,792	—	18,792
Asset and property management fees:
Related-party	—	17	—	(17)	—
Other	—	—	2,258	—	2,258
Depreciation	—	1,795	115,971	—	117,766
Amortization	—	121	78,722	—	78,843
Impairment loss on real estate assets	—	—	25,130	—	25,130
General and administrative	149	9,701	21,632	(207)	31,275
Acquisition expenses	—	—	14,142	—	14,142
	149	14,350	438,014	(585)	451,928
Real estate operating income (loss)	(149)	(12,978)	101,996	—	88,869
Other income (expense):
Interest expense	—	(30,271)	(64,105)	18,665	(75,711)
Interest and other income	7,969	10,724	7,247	(18,665)	7,275
Loss on interest rate swaps	—	—	(371)	—	(371)
Loss on early extinguishment of debt	—	—	(23)	—	(23)
Income from equity investment	84,815	113,976	—	(198,791)	—
	92,784	94,429	(57,252)	(198,791)	(68,830)
Income before income tax expense	92,635	81,451	44,744	(198,791)	20,039
Income tax expense	—	(4)	(658)	—	(662)
Income before gains of sale of real estate assets	92,635	81,447	44,086	(198,791)	19,377
Gains on sale of real estate assets	—	—	75,275	—	75,275
Income from continuing operations	92,635	81,447	119,361	(198,791)	94,652
Discontinued operations:
Operating loss from discontinued operations	—	—	(390)	—	(390)
Loss on disposition of discontinued operations	—	—	(1,627)	—	(1,627)
Loss from discontinued operations	—	—	(2,017)	—	(2,017)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$81,447	$117,344	$(198,791)	$92,635

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$403	$406,791	$(287)	$406,907
Tenant reimbursements	—	149	90,726	—	90,875
Hotel income	—	—	23,756	—	23,756
Other property income	—	17	5,208	(185)	5,040
	—	569	526,481	(472)	526,578
Expenses:
Property operating costs	—	1,966	152,880	(287)	154,559
Hotel operating costs	—	—	18,340	—	18,340
Asset and property management fees:
Related-party	4,397	15	313	(32)	4,693
Other	—	—	1,671	—	1,671
Depreciation	—	1,247	106,858	—	108,105
Amortization	—	28	78,682	—	78,710
General and administrative	16	43,555	18,448	(153)	61,866
Listing fees	317	3,743	—	—	4,060
	4,730	50,554	377,192	(472)	432,004
Real estate operating income (loss)	(4,730)	(49,985)	149,289	—	94,574
Other income (expense):
Interest expense	—	(32,659)	(88,137)	18,855	(101,941)
Interest and other income	7,987	10,874	34,023	(18,855)	34,029
Loss on interest rate swaps	—	—	(342)	—	(342)
Income from equity investment	12,463	86,101	—	(98,564)	—
	20,450	64,316	(54,456)	(98,564)	(68,254)
Income before income tax expense	15,720	14,331	94,833	(98,564)	26,320
Income tax expense	—	(3)	(497)	—	(500)
Income from continuing operations	15,720	14,328	94,336	(98,564)	25,820
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(21,983)	—	(21,325)
Gain on disposition of discontinued operations	—	—	11,225	—	11,225
Income (loss) from discontinued operations	—	658	(10,758)	—	(10,100)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$14,986	$83,578	$(98,564)	$15,720

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,649	$380,280	$(133)	$381,796
Tenant reimbursements	—	103	90,756	(2,457)	88,402
Hotel income	—	—	23,049	—	23,049
Other property income	—	86	1,024	(86)	1,024
	—	1,838	495,109	(2,676)	494,271
Expenses:
Property operating costs	—	1,634	148,025	(2,457)	147,202
Hotel operating costs	—	—	18,495	(133)	18,362
Asset and property management fees:
Related-party	26,264	58	4,191	(1,141)	29,372
Other	—	—	2,421	—	2,421
Depreciation	—	710	97,988	—	98,698
Amortization	—	357	86,101	—	86,458
General and administrative	49	21,436	3,128	—	24,613
Acquisition fees and expenses	—	—	1,876	—	1,876
	26,313	24,195	362,225	(3,731)	409,002
Real estate operating income (loss)	(26,313)	(22,357)	132,884	1,055	85,269
Other income (expense):
Interest expense	—	(32,469)	(88,414)	18,997	(101,886)
Interest and other income	7,988	11,018	39,847	(18,997)	39,856
Loss on interest rate swaps	—	—	(1,225)	—	(1,225)
Income from equity investment	66,364	92,228	—	(158,592)	—
	74,352	70,777	(49,792)	(158,592)	(63,255)
Income before income tax expense	48,039	48,420	83,092	(157,537)	22,014
Income tax expense	—	(14)	(558)	—	(572)
Income from continuing operations	48,039	48,406	82,534	(157,537)	21,442
Discontinued operations:
Operating income from discontinued operations	—	5,942	542	—	6,484
Gain on disposition of discontinued operations	—	—	20,117	—	20,117
Income from discontinued operations	—	5,942	20,659	—	26,601
Net income	48,039	54,348	103,193	(157,537)	48,043
Less: net income attributable to noncontrolling interests	—	—	(4)	—	(4)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$54,348	$103,189	$(157,537)	$48,039

Consolidating Statements of Comprehensive Income (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$92,635	$81,447	$117,344	$(198,791)	$92,635
Market value adjustment to interest rate swap	1,339	1,339	—	(1,339)	1,339
Comprehensive income	$93,974	$82,786	$117,344	$(200,130)	$93,974

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$15,720	$14,986	$83,578	$(98,564)	$15,720
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Market value adjustment to interest rate swap	1,997	1,997	—	(1,997)	1,997
Comprehensive income	$17,634	$16,983	$83,495	$(100,478)	$17,634

	For the Year Ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income attributable to the common stockholders of Columbia Property Trust, Inc.	$48,039	$54,348	$103,189	$(157,537)	$48,039
Market value adjustment to interest rate swap	(5,305)	(5,305)	—	5,305	(5,305)
Comprehensive income attributable to the common stockholders of Columbia Property Trust, Inc.	42,734	49,043	103,189	(152,232)	42,734
Comprehensive income attributable to noncontrolling interests	—	—	4	—	4
Comprehensive income	$42,734	$49,043	$103,193	$(152,232)	$42,738

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(122)	$(38,618)	$275,646	$—	$236,906
Cash flows from investing activities:
Net proceeds from sale of real estate	—	418,207	—	—	418,207
Investment in real estate and related assets	(5,000)	(366,380)	(70,615)	—	(441,995)
Investments in subsidiaries	67,403	—	—	(67,403)	—
Net cash provided by (used in) investing activities	62,403	51,827	(70,615)	(67,403)	(23,788)
Cash flows from financing activities:
Borrowings, net of fees and prepayment penalty on early extinguishment of debt	—	282,807	(1,289)	—	281,518
Repayments	—	(283,000)	(11,739)	—	(294,739)
Loss on early extinguishment of debt	—	—	—	—	—
Redemptions of common stock and fees, net of issuances	—	—	—	—	—
Distributions	(149,962)	—	—	—	(149,962)
Intercompany transfers, net	153,847	(23,220)	(198,030)	67,403	—
Net cash provided by (used in) financing activities	3,885	(23,413)	(211,058)	67,403	(163,183)
Net increase (decrease) in cash and cash equivalents	66,166	(10,204)	(6,027)	—	49,935
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$119,488	$10,504	$19,798	$—	$149,790

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(331)	$(84,270)	$302,930	$218,329
Cash flows from investing activities:
Net proceeds from sale of real estate	14,127	551,818	—	565,945
Investment in real estate and related assets	—	(5,270)	(65,286)	(70,556)
Net cash provided by (used in) investing activities	14,127	546,548	(65,286)	495,389
Cash flows from financing activities:
Borrowings, net of fees	—	297,320	(41)	297,279
Repayments	—	(343,000)	(118,940)	(461,940)
Loss on early extinguishment of debt	—	—	(4,709)	(4,709)
Redemptions of common stock and fees, net of issuances	(306,574)	—	—	(306,574)
Distributions	(191,473)	—	—	(191,473)
Intercompany transfers	516,659	(400,712)	(115,947)	—
Net cash provided by (used in) financing activities	18,612	(446,392)	(239,637)	(667,417)
Net increase (decrease) in cash and cash equivalents	32,408	15,886	(1,993)	46,301
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$53,322	$20,708	$25,825	$99,855

	For the Year Ended December 31, 2012
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(49)	$(83,489)	$336,377	$252,839
Cash flows from investing activities:
Net proceeds from sale of real estate	30,441	273,823	—	304,264
Investment in real estate and related assets	—	(193,410)	(79,807)	(273,217)
Net cash provided by (used in) investing activities	30,441	80,413	(79,807)	31,047
Cash flows from financing activities:
Borrowings, net of fees	—	595,731	(929)	594,802
Repayments	—	(591,000)	(36,191)	(627,191)
Issuance of common stock, net of redemptions and fees	18,996	—	—	18,996
Distributions	(256,020)	—	(15)	(256,035)
Intercompany transfers	216,255	(7,430)	(208,825)	—
Redemptions of noncontrolling interest	—	—	(301)	(301)
Net cash used in financing activities	(20,769)	(2,699)	(246,261)	(269,729)
Net increase (decrease) in cash and cash equivalents	9,623	(5,775)	10,309	14,157
Effect of foreign exchange rate on cash and cash equivalents	—	—	32	32
Cash and cash equivalents, beginning of period	11,291	10,597	17,580	39,468
Cash and cash equivalents, end of period	$20,914	$4,822	$27,921	$53,657

16.	Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Property Acquisitions and Financing
During January 2015, Columbia Property Trust closed on the acquisitions of three properties. These acquisitions and the related financing transaction are described in Note 3, Real Estate and Other Transactions, and Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying consolidated financial statements.
Dividend Declaration
On February 11, 2015, the board of directors declared dividends for the first quarter of 2015 in the amount of $0.30 per share, payable on March 17, 2015 to stockholders of record on March 2, 2015.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2014 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014			Accumulated Depreciation and Amortization			Life on Which Depreciation and Amortization is Computed(d)
Description	Location	Owner- ship %	Encumbrances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total		Date of Construction	Date Acquired
515 POST OAK	Houston, TX	100%	None		$6,100	$28,905	$35,005	$9,761	$6,241	$38,525	$44,766	$8,267	1980	2/10/2004	0 to 40 years
170 PARK AVENUE	Florham Park, NJ	100%	None		10,802	62,595	73,397	(54,688)	4,125	14,584	18,709	3,729	1982	6/23/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	$34,713		5,846	66,681	72,527	742	5,934	67,335	73,269	23,777	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, DC	100%	None		26,248	76,269	102,517	(5,816)	26,806	69,895	96,701	23,496	2001	6/29/2004	0 to 40 years
ACXIOM	Downers Grove, IL	100%	None		10,504	51,795	62,299	958	10,640	52,617	63,257	15,599	1988/1999	8/4/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	None		22,758	43,174	65,932	582	20,195	46,319	66,514	20,559	1986	10/22/2004	0 to 40 years
THE CORRIDORS III	Downers Grove, IL	100%	None		2,524	35,016	37,540	(2,034)	2,558	32,948	35,506	10,876	2001	11/1/2004	0 to 40 years
HIGHLAND LANDMARK III	Downers Grove, IL	100%	None		3,028	47,454	50,482	(3,592)	3,055	43,835	46,890	13,122	2000	12/27/2004	0 to 40 years
180 PARK AVENUE	Florham Park, NJ	100%	None		4,501	47,957	52,458	(3,016)	4,501	44,941	49,442	11,184	2001	3/14/2005	0 to 40 years
215 DIEHL ROAD	Naperville, IL	100%	$21,000		3,452	17,456	20,908	4,144	3,472	21,580	25,052	8,366	1988	4/19/2005	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	$105,000		31,234	140,217	171,451	35,139	31,777	174,813	206,590	60,604	1975/1991	5/12/2005	0 to 40 years
ROBBINS ROAD	Westford, MA	100%	None		8,341	66,332	74,673	250	8,341	66,582	74,923	27,538	1981/2001	8/18/2005	0 to 40 years
UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		27,493	278,288	305,781	(19,915)	27,756	258,110	285,866	63,652	2001/2002/ 2003	9/20/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None		8,186	147,653	155,839	(17,528)	8,186	130,125	138,311	39,497	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(a)	7,269	244,424	251,693	20,566	7,454	264,805	272,259	87,912	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	16,278	3,629	50,580	54,209	17,287	1991	12/22/2005	0 to 40 years
SANTAN CORPORATE CENTER	Chandler, AZ	100%	$39,000		8,045	46,282	54,327	(1,867)	8,193	44,267	52,460	11,495	2000/2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	$49,000		7,142	41,535	48,677	6,890	7,233	48,334	55,567	19,327	1986	7/20/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	None		31,766	109,952	141,718	22,484	32,221	131,981	164,202	47,027	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	17,407	29,712	158,300	188,012	49,998	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	2,637	8,752	46,504	55,256	21,305	1999	12/21/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	352	53,099	59,982	113,081	14,267	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	None	(a)	—	324,520	324,520	(429)	—	324,091	324,091	72,842	2001	8/17/2007	0 to 40 years
BANNOCKBURN LAKE III	Bannockburn, IL	100%	None		7,635	11,002	18,637	(12,030)	2,797	3,810	6,607	1,608	1987	9/10/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	32,657	2002/2003/ 2007	9/26/2007	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	None	(a)	—	262,468	262,468	3,252	—	265,720	265,720	52,966	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Atlanta, GA	100%	$120,000	(b)	7,517	88,784	96,301	891	8,055	89,137	97,192	18,906	2008	7/31/2008	0 to 40 years
1580 WEST NURSERY ROAD	Linthicum, MD	100%	None		11,410	78,988	90,398	1,212	11,745	79,865	91,610	20,336	1992	9/5/2008	0 to 40 years
550 KING STREET BUILDINGS	Boston, MA	100%	None		8,632	74,625	83,257	8,177	8,632	82,802	91,434	19,457	1984	4/1/2010	0 to 40 years

S-1

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2014 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2014			Accumulated Depreciation and Amortization			Life on Which Depreciation and Amortization is Computed(d)
Description	Location	Owner- ship %		Encumbrances	Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total		Date of Construction	Date Acquired
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%		None	$15,512	$173,062	$188,574	$3,542	$15,512	$176,604	$192,116	$29,050	2009/2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%		None	4,734	79,344	84,078	5,045	4,734	84,389	89,123	15,015	2008	6/28/2010	0 to 40 years
MARKET SQUARE BUILDINGS	Washington, DC	100%		$325,000	152,629	450,757	603,386	12,158	152,629	462,915	615,544	79,798	1990	3/7/2011	0 to 40 years
544 LAKEVIEW	Vernon Hills, IL	100%	(c)	None	3,006	3,100	6,106	2,701	3,006	5,801	8,807	742	1994	4/1/2011	0 to 40 years
333 MARKET STREET	San Francisco, CA	100%		$206,500	114,483	292,840	407,323	—	114,483	292,840	407,323	18,406	1979	12/21/2012	0 to 40 years
221 MAIN STREET	San Francisco, CA	100%		$73,000	60,509	174,629	235,138	2,604	60,509	177,233	237,742	8,486	1974	4/22/2014	0 to 40 years
650 CALIFORNIA STREET	San Francisco, CA	100%		$130,000	75,384	240,441	315,825	44	75,384	240,485	315,869	4,767	1964	9/9/2014	0 to 40 years
TOTAL REAL ESTATE ASSETS					$794,391	$4,195,938	$4,990,329	$60,153	$785,101	$4,265,381	$5,050,482	$973,920

(a)	Property is owned subject to a long-term ground lease.

(b)	As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(c)	544 Lakeview is owned through a subsidiary in which Columbia Property Trust holds a 50% ownership interest and owns 100% of the economic interest.

(d)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

S-2

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Real Estate:
Balance at beginning of year	$4,875,866	$5,507,769	$5,483,193
Additions to/improvements of real estate	610,510	51,422	453,541
Sale/transfer of real estate	(399,499)	(614,822)	(328,804)
Impairment of real estate	(25,130)	(29,737)	(18,467)
Write-offs of building and tenant improvements	(1,230)	(492)	(301)
Write-offs of intangible assets(1)	(5,251)	(466)	(1,311)
Write-offs of fully depreciated assets	(4,784)	(37,808)	(80,082)
Balance at end of year	$5,050,482	$4,875,866	$5,507,769
Accumulated Depreciation and Amortization:
Balance at beginning of year	$903,472	$896,174	$867,975
Depreciation and amortization expense	161,133	166,720	181,155
Sale/transfer of real estate	(80,607)	(120,981)	(71,654)
Write-offs of tenant improvements	(690)	(212)	(196)
Write-offs of intangible assets(1)	(4,604)	(421)	(1,024)
Write-offs of fully depreciated assets	(4,784)	(37,808)	(80,082)
Balance at end of year	$973,920	$903,472	$896,174

(1)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-3