Form 10-Q
period 2015-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2015-04-30
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
Commission file number 001-36113
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of April 24, 2015: 125,077,771 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2014. Columbia Property Trust's results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$912,035	$785,101
Buildings and improvements, less accumulated depreciation of $693,780 and $660,098, as of March 31, 2015 and December 31, 2014, respectively	3,389,402	3,026,431
Intangible lease assets, less accumulated amortization of $316,720 and $313,822, as of March 31, 2015 and December 31, 2014, respectively	291,969	247,068
Construction in progress	27,201	17,962
Total real estate assets	4,620,607	4,076,562
Cash and cash equivalents	31,236	149,790
Tenant receivables, net of allowance for doubtful accounts of $3 as of December 31, 2014	10,859	6,945
Straight-line rent receivable	121,098	116,489
Prepaid expenses and other assets	29,728	52,143
Deferred financing costs, less accumulated amortization of $15,909 and $15,205, as of March 31, 2015 and December 31, 2014, respectively	10,653	8,426
Intangible lease origination costs, less accumulated amortization of $220,596 and $219,626, as of March 31, 2015 and December 31, 2014, respectively	105,759	105,528
Deferred lease costs, less accumulated amortization of $39,338 and $36,589, as of March 31, 2015 and December 31, 2014, respectively	107,668	102,995
Investment in development authority bonds	120,000	120,000
Total assets	$5,157,608	$4,738,878
Liabilities:
Line of credit and notes payable	$1,535,015	$1,430,884
Bonds payable, net of discounts of $1,246 and $818, as of March 31, 2015 and December 31, 2014, respectively	598,754	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	97,973	106,276
Deferred income	25,688	24,753
Intangible lease liabilities, less accumulated amortization of $86,922 and $84,935, as of March 31, 2015 and December 31, 2014, respectively	78,072	74,305
Obligations under capital leases	120,000	120,000
Total liabilities	2,455,502	2,005,400
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 125,076,869 and 124,973,304 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,250	1,249
Additional paid-in capital	4,602,201	4,601,808
Cumulative distributions in excess of earnings	(1,899,536)	(1,867,611)
Cumulative other comprehensive loss	(1,809)	(1,968)
Total equity	2,702,106	2,733,478
Total liabilities and equity	$5,157,608	$4,738,878
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$112,809	$100,567
Tenant reimbursements	28,249	23,733
Hotel income	4,993	4,061
Other property income	1,492	807
	147,543	129,168
Expenses:
Property operating costs	49,754	38,980
Hotel operating costs	4,591	4,141
Asset and property management fees	397	289
Depreciation	34,007	27,304
Amortization	23,219	18,521
Impairment loss on real estate assets	—	13,550
General and administrative	8,044	6,946
Acquisition expenses	1,995	—
	122,007	109,731
Real estate operating income	25,536	19,437
Other income (expense):
Interest expense	(21,484)	(17,910)
Interest and other income	1,833	1,810
Loss on interest rate swaps	(6)	(230)
Loss on early extinguishment of debt	(477)	—
	(20,134)	(16,330)
Income before income tax benefit	5,402	3,107
Income tax benefit	196	344
Income from continuing operations	5,598	3,451
Discontinued operations:
Operating income from discontinued operations	—	277
Loss on disposition of discontinued operations	—	(328)
Loss from discontinued operations	—	(51)
Net income	$5,598	$3,400
Per-share information – basic:
Income from continuing operations	$0.04	$0.03
Loss from discontinued operations	$0.00	$0.00
Net income	$0.04	$0.03
Weighted-average common shares outstanding – basic	124,903	124,851
Per-share information – diluted:
Income from continuing operations	$0.04	$0.03
Loss from discontinued operations	$0.00	$0.00
Net income	$0.04	$0.03
Weighted-average common shares outstanding – diluted	124,935	124,887
Dividends per share	$0.300	$0.300

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Net income	$5,598	$3,400
Market value adjustment to interest rate swap	159	254
Comprehensive income	$5,757	$3,654

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	104	1	393	—	—	394
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,523)	—	(37,523)
Net income	—	—	—	5,598	—	5,598
Market value adjustment to interest rate swap	—	—	—	—	159	159
Balance, March 31, 2015	125,077	$1,250	$4,602,201	$(1,899,536)	$(1,809)	$2,702,106

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	134	1	189	—	—	190
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,489)	—	(37,489)
Net income	—	—	—	3,400	—	3,400
Market value adjustment to interest rate swap	—	—	—	—	254	254
Balance, March 31, 2014	124,964	$1,249	$4,600,355	$(1,844,373)	$(3,053)	$2,754,178

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$5,598	$3,400
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(5,064)	(2,356)
Depreciation	34,007	27,304
Amortization	20,477	18,245
Impairment loss on real estate assets	—	13,550
Noncash interest expense	1,069	736
Loss on early extinguishment of debt	477	—
Gain on interest rate swaps	(1,315)	(1,097)
Loss on sale of real estate	—	328
Stock-based compensation expense	1,014	507
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(3,935)	(1,594)
Decrease (increase) in prepaid expenses and other assets	(1,295)	2,426
Decrease in accounts payable and accrued expenses	(7,436)	(6,348)
Increase in deferred income	935	2,690
Net cash provided by operating activities	44,532	57,791
Cash Flows from Investing Activities:
Real estate acquisitions	(551,277)	—
Earnest money paid	—	(10,000)
Capital improvements	(17,256)	(12,773)
Deferred lease costs paid	(6,804)	(10,495)
Net cash used in investing activities	(575,337)	(33,268)
Cash Flows from Financing Activities:
Financing costs paid	(3,429)	—
Proceeds from lines of credit and notes payable	463,000	—
Repayments of lines of credit and notes payable	(358,684)	(646)
Proceeds from issuance of bonds payable	349,507	—
Distributions paid to stockholders	(37,523)	(37,489)
Shares redeemed to fund income tax withholdings on stock compensation	(620)	—
Net cash provided by (used in) financing activities	412,251	(38,135)
Net decrease in cash and cash equivalents	(118,554)	(13,612)
Cash and cash equivalents, beginning of period	149,790	99,855
Cash and cash equivalents, end of period	$31,236	$86,243
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of March 31, 2015, Columbia Property Trust owned 38 office properties and one hotel, which includes 55 operational buildings comprising approximately 16.6 million square feet of commercial space, located in 12 states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through a consolidated subsidiary. As of March 31, 2015, the office properties were approximately 92.3% leased.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K").
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no additional impairment in the carrying values of our real estate assets and related intangible assets for the three months ended March 31, 2015.
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
In the first quarter of 2014, Columbia Property Trust revised its investment strategy for the 160 Park Avenue Building in Florham Park, New Jersey, to sell the property to a user in the near term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. Columbia Property Trust concluded that the 160 Park Avenue Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the160 Park Avenue Building closed on June 4, 2014, for $10.2 million, exclusive of transaction costs.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2015, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of March 31, 2015 and December 31, 2014, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2015	Gross	$77,271	$390,502	$326,355	$164,994
	Accumulated Amortization	(59,645)	(241,319)	(220,596)	(86,922)
	Net	$17,626	$149,183	$105,759	$78,072
December 31, 2014	Gross	$79,805	$370,412	$325,154	$159,240
	Accumulated Amortization	(61,619)	(237,084)	(219,626)	(84,935)
	Net	$18,186	$133,328	$105,528	$74,305
Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2015	$1,367	$12,362	$8,157	$5,411
For the three months ended March 31, 2014	$1,356	$8,073	$8,432	$3,081
The remaining net intangible assets and liabilities as of March 31, 2015, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the nine months ending December 31, 2015	$3,573	$34,139	$22,371	$14,366
For the years ending December 31:
2016	4,039	32,656	23,508	14,624
2017	1,920	19,958	15,972	9,559
2018	1,081	13,497	11,052	7,442
2019	1,035	12,041	9,944	6,738
2020	996	10,126	8,434	5,543
Thereafter	4,982	26,766	14,478	19,800
	$17,626	$149,183	$105,759	$78,072

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million and $110.7 million as of March 31, 2015 and December 31, 2014, respectively, and recognized amortization of these assets of approximately $0.6 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, the remaining net below-market lease assets will be amortized as follows (in thousands):

For the nine months ending December 31, 2015	$1,912
For the years ending December 31:
2016	2,549
2017	2,549
2018	2,549
2019	2,549
2020	2,549
Thereafter	110,502
$125,159
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, non-tenant receivables, prepaid taxes, insurance and operating costs, certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred. As of December 31, 2014, prepaid expenses and other assets included $27.0 million of earnest money deposits paid in 2014 for the January 2015 property acquisitions described in Note 3, Real Estate Transactions. These deposits were applied to the purchase prices at closing.
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

The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,809)	$(1,968)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,318)	$(2,633)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps was $(3.1) million and $(4.6) million at March 31, 2015 and December 31, 2014, respectively.

	Three Months Ended March 31,
	2015	2014
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$159	$254
Loss on interest rate swap recognized through earnings	$(6)	$(230)
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
Columbia Property Trust TRS, LLC ("Columbia Property Trust TRS"), Columbia KCP TRS, LLC ("Columbia KCP TRS"), and Columbia Energy TRS, LLC ("Columbia Energy TRS") (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, office properties that Columbia Property Trust does not intend to hold long term and a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's Accounting Standards Codification such as real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2018, and early adoption is not permitted. Columbia Property Trust is currently in the process of evaluating the potential impact, if any, ASU 2014-09 will have on its financial statements and disclosures.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern ("ASU 2014-15"), which provides guidance about the responsibility of management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures if necessary. ASU 2014-15 will be effective prospectively for Columbia Property Trust beginning on January 1, 2017, and early adoption is permitted. Columbia Property Trust does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements and disclosures.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which requires the reevaluation of certain legal entities for consolidation, including limited partnerships, variable interest entities ("VIEs"), and reporting entities that are involved with VIEs. ASU 2015-02 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2017, and early adoption is permitted. Columbia Property Trust does not expect the adoption of ASU 2015-02 to have a material impact on its financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that deferred financing costs be presented on the balance sheet as a direct deduction of the carrying amount of the related debt. ASU 2015-03 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2016, and early adoption is permitted. Columbia Property Trust is currently in the process of evaluating additional potential impacts of ASU 2015-03 will have on its financial statements and disclosures.

3.	Real Estate Transactions
Acquisitions
During the three months ended March 31, 2015, Columbia Property Trust acquired the following properties (in thousands):

	315 Park Avenue South Building	1881 Campus Commons Building	116 Huntington Avenue Building
Location	New York, NY	Reston, VA	Boston, MA
Date Acquired	January 7, 2015	January 7, 2015	January 8, 2015
Purchase price:
Land	$119,746	$7,186	$—
Building and improvements	232,547	49,186	108,383
Intangible lease assets	16,916	4,645	7,907
Intangible below market ground lease assets	—	—	30,244
Intangible lease origination costs	4,163	1,607	2,669
Intangible below market lease liability	(7,494)	(97)	(1,878)
Total purchase price	$365,878	$62,527	$147,325
The purchase price for these acquisitions includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class. Columbia Property Trust did not acquire any properties during the three months ended March 31, 2014.
Columbia Property Trust acquired these three properties in January 2015, in two separate transactions, as described below. The total purchase price of these two transactions of $588.0 million, exclusive of closing costs, was funded with a $300 million bridge loan; $140.0 million of borrowings on the JPMorgan Chase Credit Facility, as described in Note 4, Line of Credit, Term Loan, and Notes Payable; and cash on hand.
Portfolio Acquisition - 315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 341,000-square-foot office building in New York, New York (the "315 Park Avenue South Building") and 1881 Campus Commons, a

245,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments.
As of the acquisition date, the 315 Park Avenue South Building was 94.9% leased to nine tenants, including Credit Suisse (74%). For the period from January 7, 2015 to March 31, 2015, Columbia Property Trust recognized revenues of $6.2 million and a net loss of $1.3 million from the 315 Park Avenue South Building. The net loss includes acquisition expenses of $1.2 million.
As of the acquisition date, the 1881 Campus Commons Building was 78.0% leased to 15 tenants, including SOS International (15%) and Siemens (12%). For the period from January 7, 2015 to March 31, 2015, Columbia Property Trust recognized revenues of $1.5 million and a net loss of $0.6 million from the 1881 Campus Commons Building. The net loss includes acquisition expenses of $0.5 million.
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 274,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to March 31, 2015, Columbia Property Trust recognized revenues of $2.9 million and a net loss of $0.2 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for the three months ended March 31, 2015 have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, and the 116 Huntington Avenue Building as if the acquisitions occurred on January 1, 2014. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Revenues	$148,258	$170,025
Net income (loss)	$7,495	$(4,563)
Net income (loss) per share - basic	$0.06	$(0.04)
Net income (loss) per share - diluted	$0.06	$(0.04)
Dispositions
Columbia Property Trust did not dispose of any properties during the three months ended March 31, 2015 or 2014.

4.	Line of Credit, Term Loan, and Notes Payable
As of March 31, 2015 and December 31, 2014, Columbia Property Trust had the following line of credit, term loan, and notes payable indebtedness (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	March 31, 2015	December 31, 2014
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
333 Market Street Building mortgage note	206,625	206,810
650 California Street Building mortgage note	130,000	130,000
JPMorgan Chase Credit Facility	105,000	—
100 East Pratt Street Building mortgage note	105,000	105,000
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	31,390	32,074
215 Diehl Road Building mortgage note	21,000	21,000
Total indebtedness	$1,535,015	$1,430,884
Bridge Loan
On January 6, 2015, Columbia Property Trust entered into a $300.0 million, six-month, unsecured loan with a syndicate of banks led by JPMorgan Chase Bank (the "Bridge Loan") to finance a portion of the real estate assets purchased in January 2015 (see Note 3, Real Estate Transactions). The Bridge Loan was originally set to mature on July 6, 2015; however, Columbia Property Trust fully repaid the Bridge Loan on March 12, 2015, without premium or penalty, using the proceeds from the 2025 Bonds Payable, as described in Note 5, Bonds Payable. Columbia Property Trust recognized a loss on early extinguishment of debt of $0.5 million as a result of writing off the unamortized deferred financing costs relating to the Bridge Loan.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2015 and December 31, 2014, was approximately $1,569.8 million and $1,465.2 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the three months ended March 31, 2015 and 2014, Columbia Property Trust made interest payments totaling approximately $15.5 million and $13.0 million, respectively, of which approximately $0.1 million was capitalized during the three months ended March 31, 2015, and no interest was capitalized during the three months ended March 31, 2014. As of March 31, 2015, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its $450 Million Term Loan (the "$450 Million Term Loan"), JPMorgan Chase Credit Facility, and notes payable obligations.

5.    Bonds Payable
In March 2015, Columbia Property Trust OP issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. In the accompanying consolidated balance sheets, the 2025 Bonds Payable are shown net of the initial issuance discount of approximately $0.5 million, which will be amortized to interest expense over the term of the 2025 Bonds Payable using the effective interest method. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
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
No interest payments were made on the 2025 Bonds Payable or the 2018 Bonds Payable during the three months ended March 31, 2015 and 2014. Columbia Property Trust is subject to substantially similar covenants under the 2025 Bonds Payable and the 2018 Bonds Payable. As of March 31, 2015, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable as of March 31, 2015 was approximately $602.6 million, and the estimated fair value of the 2018 Bonds Payable as of December 31, 2014 was $250.6 million, respectively. The fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2015, no such options have been exercised that have not been materially satisfied.
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
Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "Long-Term Incentive Plan"). Columbia Property Trust's shareholders approved the The Long-Term Incentive Plan in July 2013, and a total of 2,000,000 shares are authorized and reserved for issuance under the Long-Term Incentive Plan.
On January 21, 2015, Columbia Property Trust granted 123,187 shares of common stock to employees, net of 11,368 shares withheld to settle the related tax liability, under the Long-Term Incentive Plan (the "2014 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2016, 2017, and 2018. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the Long-Term Incentive Plan for the three months ended March 31, 2015 and 2014, follows:

	For the Three Months Ended March 31, 2015
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	104	$24.82
Granted	123	$24.40
Vested	(65)	$24.62
Forfeited	—	$—
Unvested shares - end of period(2)	162	$24.58

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of March 31, 2015, we expect approximately 154,000 of the 162,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the Long-Term Incentive Plan.

During the three months ended March 31, 2015 and 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the Long-Term Incentive Plan, follows:

Date of Grant	Shares	Grant-Date Fair Value
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
For the three months ended March 31, 2015 and 2014, Columbia Property Trust incurred $1.0 million and $0.5 million, respectively, in stock-based compensation expense, of which $0.1 million and $0.1 million, respectively, related to the issuance of shares to independent directors as described above; $0.6 million and $0.2 million, respectively, related to the amortization of unvested awards under the Long-Term Incentive Plan; and $0.3 million and $0.2 million, respectively, related to future employee awards to be granted for service during this period. These future awards have been authorized, and employee service related to these awards began on January 1, 2015. Columbia Property Trust anticipates granting these awards in January 2016, with 25% of the grant vesting on the grant date and the remaining shares vesting ratably, with the passage of time, on January 31, 2017, 2018, and 2019 (the "2015 LTIP Employee Grant"). These expenses are included in general and administrative expenses in the accompanying consolidated statement of operations. As of March 31, 2015, there was $3.2 million of unrecognized compensation costs related to unvested awards under the Long-Term Incentive Plan. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.

8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Investments in real estate funded with other assets	$27,000	$—
Other assets assumed at acquisition	$6,119	$—
Other liabilities assumed at acquisition	$2,917	$—
Discount on issuance of bonds payable	$494	$—
Amortization of net (premiums) discounts on debt	$(119)	$(88)
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$159	$254
Accrued capital expenditures and deferred lease costs	$10,153	$6,669
Accrued deferred financing costs	$461	$24
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$393	$189

9.	Discontinued Operations
As a result of implementing Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08") effective April 1, 2014, beginning in the second quarter of 2014, the operating results for properties sold will generally be included in continuing operations. Properties sold prior to implementing ASU 2014-08 are, therefore, included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
Columbia Property Trust sold 18 properties for $521.5 million in November 2013, resulting in a net loss of $0.4 million (the "18 Property Sale"). The activity reflected in 2014 relates to post-closing adjustments and true ups related to the 18 Property Sale, and no activity has been reclassified to discontinued operations during the three months ended March 31, 2015.

For the Three Months Ended March 31, 2014
Revenues:
Rental income	$3
Tenant reimbursements	(51)
(48)
Expenses:
Property operating costs	(347)
Asset and property management fees	7
General and administrative	18
Total expenses	(322)
Operating income	274
Other income (expense):
Interest and other income	3
Income from discontinued operations	277
Loss on disposition of discontinued operations	(328)
Loss from discontinued operations	$(51)

10.    Earnings Per Share
For the three months ended March 31, 2015 and 2014, the basic and diluted earnings per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to unvested awards under the Long-Term Incentive Plan and the 2015 LTIP Employee Grant. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Net income	$5,598	$3,400
Distributions paid on unvested shares	(49)	(32)
Net income used to calculate basic and diluted earnings per share	$5,549	$3,368
The following table reconciles the denominator for the basic and diluted earnings per-share computations shown on the consolidated statements of income for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted-average common shares - basic	124,903	124,851
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
Unvested awards under the Long-Term Incentive Plan	17	23
2015 LTIP Employee Grant	15	13
Weighted-average common shares - diluted	124,935	124,887
11.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
The 2025 Bonds Payable and the 2018 Bonds Payable (see Note 5, Bonds Payable) were issued by Columbia Property Trust OP, and are guaranteed by Columbia Property Trust. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP), as defined in the bond indentures, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantee is full and unconditional; and

(3)	No other subsidiary of the parent company guarantor (Columbia Property Trust) guarantees the 2025 Bonds Payable or the 2018 Bonds Payable.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2015, and December 31, 2014 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands); and its condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$905,794	$—	$912,035
Buildings and improvements, net	—	30,132	3,359,270	—	3,389,402
Intangible lease assets, net	—	—	291,969	—	291,969
Construction in progress	—	308	26,893	—	27,201
Total real estate assets	—	36,681	4,583,926	—	4,620,607
Cash and cash equivalents	3,521	7,580	20,135	—	31,236
Investment in subsidiaries	2,521,532	2,166,615	—	(4,688,147)	—
Tenant receivables, net of allowance	—	205	10,654	—	10,859
Straight-line rent receivable	—	1,079	120,019	—	121,098
Prepaid expenses and other assets	177,062	147,788	24,236	(319,358)	29,728
Deferred financing costs, net	—	8,417	2,236	—	10,653
Intangible lease origination costs, net	—	—	105,759	—	105,759
Deferred lease costs, net	—	1,558	106,110	—	107,668
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,702,115	$2,369,923	$5,093,075	$(5,007,505)	$5,157,608
Liabilities:
Line of credit and notes payable	$—	$555,000	$1,297,829	$(317,814)	$1,535,015
Bonds payable, net	—	598,754	—	—	598,754
Accounts payable, accrued expenses, and accrued capital expenditures	9	14,179	83,785	—	97,973
Due to affiliates	—	26	1,518	(1,544)	—
Deferred income	—	341	25,347	—	25,688
Intangible lease liabilities, net	—	—	78,072	—	78,072
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	9	1,168,300	1,606,551	(319,358)	2,455,502
Equity:
Total equity	2,702,106	1,201,623	3,486,524	(4,688,147)	2,702,106
Total liabilities and equity	$2,702,115	$2,369,923	$5,093,075	$(5,007,505)	$5,157,608

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,860	$—	$785,101
Building and improvements, net	—	29,899	2,996,532	—	3,026,431
Intangible lease assets, net	—	—	247,068	—	247,068
Construction in progress	—	433	17,529	—	17,962
Total real estate assets	—	36,573	4,039,989	—	4,076,562
Cash and cash equivalents	119,488	10,504	19,798	—	149,790
Investment in subsidiaries	2,409,941	2,120,018	—	(4,529,959)	—
Tenant receivables, net of allowance	—	246	6,699	—	6,945
Straight-line rent receivable	—	781	115,708	—	116,489
Prepaid expenses and other assets	204,079	148,226	19,734	(319,896)	52,143
Deferred financing costs, net	—	6,020	2,406	—	8,426
Intangible lease origination costs, net	—	—	105,528	—	105,528
Deferred lease costs, net	—	1,658	101,337	—	102,995
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878
Liabilities:
Lines of credit and notes payable	$—	$450,000	$1,299,232	$(318,348)	$1,430,884
Bonds payable, net	—	249,182	—	—	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	30	9,749	96,497	—	106,276
Due to affiliates	—	24	1,524	(1,548)	—
Deferred income	—	171	24,582	—	24,753
Intangible lease liabilities, net	—	—	74,305	—	74,305
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	30	709,126	1,616,140	(319,896)	2,005,400
Equity:
Total equity	2,733,478	1,614,900	2,915,059	(4,529,959)	2,733,478
Total liabilities and equity	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$544	$112,359	$(94)	$112,809
Tenant reimbursements	—	228	28,021	—	28,249
Hotel income	—	—	4,993	—	4,993
Other property income	—	—	1,563	(71)	1,492
	—	772	146,936	(165)	147,543
Expenses:
Property operating costs	—	739	49,109	(94)	49,754
Hotel operating costs	—	—	4,591	—	4,591
Asset and property management fees:
Related-party	—	14	—	(14)	—
Other	—	—	397	—	397
Depreciation	—	623	33,384	—	34,007
Amortization	—	56	23,163	—	23,219
General and administrative	38	1,956	6,107	(57)	8,044
Acquisition expenses	—	—	1,995	—	1,995
	38	3,388	118,746	(165)	122,007
Real estate operating income (loss)	(38)	(2,616)	28,190	—	25,536
Other income (expense):
Interest expense	—	(9,225)	(16,899)	4,640	(21,484)
Interest and other income	1,991	2,657	1,825	(4,640)	1,833
Loss on interest rate swaps	—	—	(6)	—	(6)
Loss on early extinguishment of debt	—	(477)	—	—	(477)
Income from equity investment	3,645	12,794	—	(16,439)	—
	5,636	5,749	(15,080)	(16,439)	(20,134)
Income before income tax benefit (expense)	5,598	3,133	13,110	(16,439)	5,402
Income tax benefit (expense)	—	(5)	201	—	196
Net income	$5,598	$3,128	$13,311	$(16,439)	$5,598

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$109	$100,547	$(89)	$100,567
Tenant reimbursements	—	46	23,687	—	23,733
Hotel income	—	—	4,061	—	4,061
Other property income	—	—	844	(37)	807
	—	155	129,139	(126)	129,168
Expenses:
Property operating costs	—	610	38,459	(89)	38,980
Hotel operating costs	—	—	4,141	—	4,141
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	575	(286)	289
Depreciation	—	381	26,923	—	27,304
Amortization	—	9	18,512	—	18,521
Impairment loss on real estate assets	—	—	13,550	—	13,550
General and administrative	29	2,617	4,333	(33)	6,946
	29	3,621	106,493	(412)	109,731
Real estate operating income (loss)	(29)	(3,466)	22,646	286	19,437
Other income (expense):
Interest expense	—	(7,434)	(15,158)	4,682	(17,910)
Interest and other income	1,988	2,695	1,809	(4,682)	1,810
Loss on interest rate swaps	—	—	(230)	—	(230)
Income from equity investment	1,441	8,617	—	(10,058)	—
	3,429	3,878	(13,579)	(10,058)	(16,330)
Income before income tax benefit (expense)	3,400	412	9,067	(9,772)	3,107
Income tax benefit (expense)	—	(1)	345	—	344
Income from continuing operations	3,400	411	9,412	(9,772)	3,451
Discontinued operations:
Operating income from discontinued operations	—	—	277	—	277
Loss on disposition of discontinued operations	—	—	(328)	—	(328)
Loss from discontinued operations	—	—	(51)	—	(51)
Net income	$3,400	$411	$9,361	$(9,772)	$3,400

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$5,598	$3,128	$13,311	$(16,439)	$5,598
Market value adjustment to interest rate swap	159	159	—	(159)	159
Comprehensive income	$5,757	$3,287	$13,311	$(16,598)	$5,757

	For the Three Months Ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$3,400	$411	$9,361	$(9,772)	$3,400
Market value adjustment to interest rate swap	254	254	—	(254)	254
Comprehensive income	$3,654	$665	$9,361	$(10,026)	$3,654

Consolidating Statements of Cash Flows (in thousands)

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(32)	$(10,292)	$54,856	$—	$44,532
Cash flows from investing activities:
Net proceeds from sale of real estate	—	—	—	—	—
Investment in real estate and related assets	(57,123)	(494,850)	(23,364)	—	(575,337)
Investments in subsidiaries	(553,203)	—	—	553,203	—
Net cash used in investing activities	(610,326)	(494,850)	(23,364)	553,203	(575,337)
Cash flows from financing activities:
Borrowings, net of fees	—	809,078	—	—	809,078
Repayments of notes payable	—	(358,000)	(684)	—	(358,684)
Distributions	(37,523)	—	—	—	(37,523)
Shares redeemed to fund income tax withholdings on stock compensation	(620)	—	—	—	(620)
Intercompany contributions (distributions)	532,534	51,140	(30,471)	(553,203)	—
Net cash provided by (used in) financing activities	494,391	502,218	(31,155)	(553,203)	412,251
Net decrease in cash and cash equivalents	(115,967)	(2,924)	337	—	(118,554)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$3,521	$7,580	$20,135	$—	$31,236

	For the Three Months Ended March 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(28)	$(9,614)	$67,433	$—	$57,791
Cash flows from investing activities:
Investment in real estate and related assets	—	(10,932)	(22,336)	—	(33,268)
Intercompany contributions (distributions)	(13,700)	(12,985)	—	26,685	—
Net cash used in investing activities	(13,700)	(23,917)	(22,336)	26,685	(33,268)
Cash flows from financing activities:
Repayments of line of credit and notes payable	—	—	(646)	—	(646)
Distributions	(37,489)	—	—	—	(37,489)
Intercompany transfers, net	23,392	53,225	(49,932)	(26,685)	—
Net cash provided by (used in) financing activities	(14,097)	53,225	(50,578)	(26,685)	(38,135)
Net increase (decrease) in cash and cash equivalents	(27,825)	19,694	(5,481)	—	(13,612)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$25,497	$40,402	$20,344	$—	$86,243

12.	Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and did not note any additional subsequent events, other than those disclosed elsewhere in this report.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K.
Overview
In 2015, we are continuing to focus on enhancing our market concentration through strategic acquisitions and dispositions. Building on the momentum created in 2014 by investing $539.0 million in San Francisco and disposing of $425.5 million of non-strategic properties, we opened 2015 by acquiring three properties in January for $588.0 million, principally in New York City and Boston. We have also identified $500 million to $600 million of properties for near-term disposition that fall outside of our targeted investment strategy because they are situated in outlying markets, or are otherwise facing challenging appreciation prospects.
These capital recycling initiatives have continued to improve our concentration in key markets and central business districts, as well as reduced our exposure to single-tenant assets. Over the intermediate and longer term, we are continuing to seek to increase our allocation to central business district properties, multi-tenant buildings, and primary, high barrier markets, and also to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the first quarter of 2015. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2015, we generated net cash flows from operating activities of $44.5 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $37.5 million.
During the three months ended March 31, 2015, we acquired three properties, for an aggregate purchase price of $588.0 million, exclusive of transaction costs. These acquisitions were funded with the $300.0 million of proceeds from the Bridge Loan, $140.0 million of borrowings under the JPMorgan Chase Credit Facility, and cash on hand. The Bridge Loan was fully prepaid in March 2015 with the issuance of the $350.0 million 2025 Bonds Payable. We paid down a portion of the borrowings under the JPMorgan Chase Credit Facility during the quarter, leaving $105.0 million outstanding as of March 31, 2015.
On a short-term basis, we expect our primary sources of capital to be operating cash flows and select property dispositions. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, property acquisitions, and interest and principal on current, maturing debt and any future debt financings. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the New York Stock Exchange on October 10, 2013, which we believe provides us access to additional and more efficient sources of capital. As of April 24, 2015, we had access to $398.0 million of the borrowing capacity under the JPMorgan Chase Credit Facility.

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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of March 31, 2015, our debt-to-real-estate-asset ratio was approximately 36.9%.
Universal Shelf Registration Statement
We have on file a universal shelf registration statement on Form S-3 (No. 333-198764) with the Securities and Exchange Commission (the "Universal Shelf Registration Statement"), which was effective upon filing in September 2014. The Universal Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings would be established at the time of an offering.
JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500.0 million and matures on August 21, 2017, with a one-year extension option. As of March 31, 2015, we had an outstanding balance of $105.0 million on the JPMorgan Chase Credit Facility. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate, plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility to up to $800.0 million, subject to certain limitations.
$450 Million Term Loan
The $450 Million Term Loan matures on February 3, 2016, with two, one-year extension options available. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.27%. Additionally, we have the ability to increase the borrowing capacity of the $450 Million Term Loan to up to $700.0 million, subject to certain limitations.
Bonds Payable
In March 2015, we issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement. We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million, a portion of which was used to repay the Bridge Loan. The 2025 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Also, in 2011, we issued $250.0 million of seven-year, unsecured 5.875% senior notes at 99.295% of their face value. We received proceeds from the 2018 Bonds Payable, net of fees, of $246.7 million. The 2018 Bonds Payable require semiannual interest payments in April and October based on a contractual annual interest rate of 5.875%, which is subject to adjustment in certain circumstances. The principal amount of the 2018 Bonds Payable is due and payable on the maturity date, April 1, 2018.
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, the 2025 Bonds Payable, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of March 31, 2015. Currently, we expect to continue to be able to meet the requirements of our debt covenants over the short and long term.

Contractual Commitments and Contingencies
As of March 31, 2015, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$2,134,890	$209,827	$853,188	$396,875	$675,000
Interest obligations on debt(1)	414,838	79,710	126,624	74,576	133,928
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	215,437	1,918	5,259	5,463	202,797
Total	$2,885,165	$291,455	$985,071	$476,914	$1,131,725

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $1.8 million during the three months ended March 31, 2015, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of March 31, 2015, we owned controlling interests in 38 office properties, which were approximately 92.3% leased, and one hotel. During the three months ended March 31, 2015, we entered into leases for 230,000 square feet of office space with an average lease term of 9.4 years. This activity consisted of 190,000 square feet of new leasing and 40,000 square feet of renewal leasing. For leases executed during the year, we experienced a 82.7% increase in rental rates on a GAAP basis. Our real estate operating income was $25.5 million for the three months ended March 31, 2015, which represents an increase from $19.4 million for the three months ended March 31, 2014, primarily due to recent acquisitions. In the near term, we expect real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities.
Comparison of the three months ended March 31, 2015 with the three months ended March 31, 2014
Continuing Operations
Rental income was $112.8 million for the three months ended March 31, 2015, which represents an increase as compared with $100.6 million for the three months ended March 31, 2014, primarily due to recent acquisitions, partially offset by properties sold during 2014. We expect rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $28.2 million and $49.8 million, respectively, for the three months ended March 31, 2015, which represents an increase as compared with $23.7 million and $39.0 million, respectively, for the three months ended March 31, 2014, primarily due to recent acquisitions, partially offset by properties sold during 2014. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $0.4 million for the three months ended March 31, 2015, which represents an increase as compared with a loss of $0.1 million for the three months ended March 31, 2014, due to additional group bookings and meetings at the hotel. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.5 million for the three months ended March 31, 2015, which represents an increase as compared with $0.8 million for the three months ended March 31, 2014, primarily due to fees earned in 2015 in connection with a lease termination at the 222 East 41st Street Building. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.4 million for the three months ended March 31, 2015, which represents an increase as compared with $0.3 million for the three months ended March 31, 2014, due to recent acquisitions. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.

Depreciation was $34.0 million for the three months ended March 31, 2015, which represents an increase as compared with $27.3 million for the three months ended March 31, 2014, primarily due to the impact of recent acquisitions and the completion of capital improvements at existing properties, partially offset by properties sold during 2014. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $23.2 million for the three months ended March 31, 2015, which represents an increase as compared with $18.5 million for the three months ended March 31, 2014, respectively, primarily due to recent acquisitions, partially offset by the properties sold in 2014. We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
During the three months ended March 31, 2014, we recognized an impairment loss of $13.6 million on the 160 Park Avenue Building in connection with revising our investment strategy to sell this property "as-is" in the first quarter of 2014; we closed on the sale in June 2014. We expect future impairment losses on real estate assets to be dependent upon the nature, timing, and extent of future disposition activities.
General and administrative expenses were $8.0 million for the three months ended March 31, 2015, which represents an increase as compared to $6.9 million for the three months ended March 31, 2014, primarily due to incurring one-time charges in connection with developing our regional investment and asset management platform. We expect that future general and administrative expenses may fluctuate somewhat over the near-term as we continue to build out our regionalized team.
We incurred total acquisition expenses of $2.0 million for the three months ended March 31, 2015 in connection with acquiring three properties in January 2015, and no acquisition expenses were incurred for the three months ended March 31, 2014. See Note 3, Real Estate Transactions, of the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $21.5 million for the three months ended March 31, 2015, which represents an increase as compared with $17.9 million for the three months ended March 31, 2014, primarily due to mortgage notes and unsecured borrowings related to recent acquisitions and refinancing activities. Interest expense is expected to fluctuate in the near term as a result of the issuance of the 2025 Bonds Payable, which will be offset as other borrowings are reduced using the proceeds of our planned near term dispositions.
Interest and other income was stable at $1.8 million for the three months ended March 31, 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 6.8 years as of March 31, 2015. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $6,000 for the three months ended March 31, 2015, compared with a loss of $230,000 for the three months ended March 31, 2014. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $0.5 million for the three months ended March 31, 2015, due to writing-off deferred financing costs in connection with repaying the Bridge Loan 4.3 months prior to its maturity date (see Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying financial statements) with proceeds from the 2025 Bonds Payable issued in March 2015. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
Discontinued Operations
Loss from discontinued operations was $0.1 million for the three months ended March 31, 2014. Effective April 1, 2014, we adopted ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date, have not been reclassified to discontinued operations. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was $5.6 million, or $0.04 per basic and diluted share, for the three months ended March 31, 2015, which represents an increase as compared with $3.4 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2014. The increase is primarily due to recent acquisitions, partially offset by the impact of related financing activity and properties sold during 2014. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Funds From Operations
Funds from operations ("FFO") is a non-GAAP measure used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
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
Reconciliations of net income to FFO (in thousands):

	Three Months Ended March 31,
	2015	2014
Reconciliation of Net Income to Funds From Operations:
Net income	$5,598	$3,400
Adjustments:
Depreciation of real estate assets	34,007	27,304
Amortization of lease-related costs	23,219	18,521
Impairment loss on real estate assets	—	13,550
Loss on sale of real estate assets - discontinued operations	—	328
Total Funds From Operations adjustments	57,226	59,703
Funds From Operations	$62,824	$63,103
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
Columbia Property Trust TRS, Columbia KCP TRS, and Columbia Energy TRS are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, office properties that we do not intend to hold long term and a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Related-Party Transactions
During the three months ended March 31, 2015 and 2014, we did not have any related party transactions.
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
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the accompanying consolidated financial statements and notes thereto included in this report on Form 10-Q and did not note any additional subsequent events, other than those disclosed elsewhere in this report.

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
As of March 31, 2015, we had $105.0 million of outstanding borrowings under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $206.6 million outstanding on the 333 Market Street Building mortgage note; $249.3 million in 2018 Bonds Payable outstanding; $349.5 million in 2025 Bonds Payable outstanding; and $773.4 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 4.08% as of March 31, 2015.
Approximately $2,028.8 million of our total debt outstanding as of March 31, 2015 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2015, these balances incurred interest expense at an average interest rate of 4.22% and have expirations ranging from 2015 through 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at March 31, 2015, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.
(c)    During the quarter ended March 31, 2015, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
January 2015	11,368	$24.40
February 2015	—	$—
March 2015	—	$—

(1)	All activity for January 2015 related to the remittances of shares for income taxes associated with stock grants under the Long-Term Incentive Plan (see Note 7, Stockholders' Equity).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 30, 2015	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2015 FORM 10-Q OF
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

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplement Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.3)
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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