Form 10-Q
period 2015-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2015-07-30
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of July 30, 2015: 125,079,946 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2014. Columbia Property Trust's results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$849,042	$785,101
Buildings and improvements, less accumulated depreciation of $616,274 and $660,098, as of June 30, 2015 and December 31, 2014, respectively	3,071,335	3,026,431
Intangible lease assets, less accumulated amortization of $264,564 and $313,822, as of June 30, 2015 and December 31, 2014, respectively	265,735	247,068
Construction in progress	39,777	17,962
Real estate assets held for sale, less accumulated depreciation and amortization of $139,820, as of June 30, 2015	372,484	—
Total real estate assets	4,598,373	4,076,562
Cash and cash equivalents	33,742	149,790
Tenant receivables, net of allowance for doubtful accounts of $0 and $3 as of June 30, 2015 and December 31, 2014	8,551	6,945
Straight-line rent receivable	107,727	116,489
Prepaid expenses and other assets	28,910	52,143
Deferred financing costs, less accumulated amortization of $16,695 and $15,205, as of June 30, 2015 and December 31, 2014, respectively	9,811	8,426
Intangible lease origination costs, less accumulated amortization of $179,438 and $219,626, as of June 30, 2015 and December 31, 2014, respectively	84,407	105,528
Deferred lease costs, less accumulated amortization of $37,166 and $36,589, as of June 30, 2015 and December 31, 2014, respectively	97,834	102,995
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $42,181, as of June 30, 2015	36,878	—
Total assets	$5,126,233	$4,738,878
Liabilities:
Line of credit and notes payable	$1,517,696	$1,430,884
Bonds payable, net of discounts of $1,171 and $818, as of June 30, 2015 and December 31, 2014, respectively	598,829	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	93,144	106,276
Deferred income	22,304	24,753
Intangible lease liabilities, less accumulated amortization of $79,607 and $84,935, as of June 30, 2015 and December 31, 2014, respectively	71,387	74,305
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization of $3,662, as of June 30, 2015	28,239	—
Total liabilities	2,451,599	2,005,400
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 125,075,802 and 124,973,304 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,250	1,249
Additional paid-in capital	4,603,107	4,601,808
Cumulative distributions in excess of earnings	(1,928,350)	(1,867,611)
Cumulative other comprehensive loss	(1,373)	(1,968)
Total equity	2,674,634	2,733,478
Total liabilities and equity	$5,126,233	$4,738,878
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$112,916	$103,821	$225,725	$204,388
Tenant reimbursements	26,519	22,934	54,768	46,667
Hotel income	6,964	6,505	11,957	10,566
Other property income	1,725	3,497	3,217	4,304
	148,124	136,757	295,667	265,925
Expenses:
Property operating costs	48,083	38,832	97,837	77,812
Hotel operating costs	5,147	4,689	9,738	8,830
Asset and property management fees	503	675	900	964
Depreciation	33,813	30,169	67,820	57,473
Amortization	23,738	20,221	46,957	38,742
Impairment loss on real estate assets	—	1,432	—	14,982
General and administrative	7,080	8,412	15,124	15,358
Acquisition expenses	—	6,102	1,995	6,102
	118,364	110,532	240,371	220,263
Real estate operating income	29,760	26,225	55,296	45,662
Other income (expense):
Interest expense	(22,765)	(18,860)	(44,249)	(36,770)
Interest and other income	1,807	1,802	3,640	3,612
Loss on interest rate swaps	(2)	(105)	(8)	(335)
Loss on early extinguishment of debt	—	—	(477)	—
	(20,960)	(17,163)	(41,094)	(33,493)
Income before income tax benefit (expense)	8,800	9,062	14,202	12,169
Income tax benefit (expense)	(91)	(351)	105	(7)
Income from continuing operations	8,709	8,711	14,307	12,162
Discontinued operations:
Operating income (loss) from discontinued operations	—	(40)	—	237
Loss on disposition of discontinued operations	—	(650)	—	(978)
Loss from discontinued operations	—	(690)	—	(741)
Net income	$8,709	$8,021	$14,307	$11,421
Per-share information – basic:
Income from continuing operations	$0.07	$0.07	$0.11	$0.10
Loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net income	$0.07	$0.06	$0.11	$0.09
Weighted-average common shares outstanding – basic	124,925	124,860	124,914	124,855
Per-share information – diluted:
Income from continuing operations	$0.07	$0.07	$0.11	$0.10
Loss from discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)
Net income	$0.07	$0.06	$0.11	$0.09
Weighted-average common shares outstanding – diluted	125,017	124,919	124,981	124,901
Dividends per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,709	$8,021	$14,307	$11,421
Market value adjustment to interest rate swap	436	(43)	595	211
Comprehensive income	$9,145	$7,978	$14,902	$11,632

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	102	1	1,299	—	—	1,300
Distributions to common stockholders ($0.60 per share)	—	—	—	(75,046)	—	(75,046)
Net income	—	—	—	14,307	—	14,307
Market value adjustment to interest rate swap	—	—	—	—	595	595
Balance, June 30, 2015	125,075	$1,250	$4,603,107	$(1,928,350)	$(1,373)	$2,674,634

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	136	1	708	—	—	709
Distributions to common stockholders ($0.60 per share)	—	—	—	(74,979)	—	(74,979)
Net income	—	—	—	11,421	—	11,421
Market value adjustment to interest rate swap	—	—	—	—	211	211
Balance, June 30, 2014	124,966	$1,249	$4,600,874	$(1,873,842)	$(3,096)	$2,725,185
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$14,307	$11,421
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(5,884)	(4,623)
Depreciation	67,820	57,473
Amortization	42,005	37,542
Impairment loss on real estate assets	—	14,982
Noncash interest expense	1,986	1,512
Loss on early extinguishment of debt	477	—
Gain on interest rate swaps	(2,633)	(2,324)
Loss on sale of real estate	—	978
Stock-based compensation expense	2,029	1,023
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(2,526)	(455)
Decrease (increase) in prepaid expenses and other assets	(1,231)	650
Decrease in accounts payable and accrued expenses	(6,019)	(7,957)
Increase (decrease) in deferred income	(1,393)	2,761
Net cash provided by operating activities	108,938	112,983
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	—	27,131
Real estate acquisitions	(551,277)	—
Earnest money paid	—	(155,203)
Capital improvements	(41,653)	(18,868)
Deferred lease costs paid	(9,892)	(14,487)
Net cash used in investing activities	(602,822)	(161,427)
Cash Flows from Financing Activities:
Financing costs paid	(4,025)	(798)
Proceeds from lines of credit and notes payable	710,000	130,000
Repayments of lines of credit and notes payable	(601,878)	(56,300)
Proceeds from issuance of bonds payable	349,507	—
Distributions paid to stockholders	(75,046)	(74,979)
Shares redeemed to fund income tax withholdings on stock compensation	(722)	—
Net cash provided by (used in) financing activities	377,836	(2,077)
Net decrease in cash and cash equivalents	(116,048)	(50,521)
Cash and cash equivalents, beginning of period	149,790	99,855
Cash and cash equivalents, end of period	$33,742	$49,334
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of June 30, 2015, Columbia Property Trust owned 38 office properties and one hotel, which includes 55 operational buildings comprising approximately 16.6 million square feet of commercial space, located in 12 states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through a consolidated subsidiary. As of June 30, 2015, the office properties were approximately 92.1% leased. On July 1, 2015, Columbia Property Trust sold 11 of its office properties. The terms of this transaction are described in Note 3, Real Estate Transactions.

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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no additional impairment in the carrying values of our real estate assets and related intangible assets for the six months ended June 30, 2015.
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
In the first quarter of 2014, Columbia Property Trust revised its investment strategy for the 160 Park Avenue Building in Florham Park, New Jersey, to sell the property to a user in the near term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. Columbia Property Trust concluded that the 160 Park Avenue Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the 160 Park Avenue Building closed on June 4, 2014, for $10.2 million, exclusive of transaction costs.
In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida, in connection with exiting this market. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, Columbia Property Trust reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter of 2014. The sale of the 200 South Orange Building closed on June 30, 2014, for $18.4 million, net of transaction costs.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of June 30, 2015, the properties included in the 11 Property Sale, as defined and described in Note 3, Real Estate Transactions, are classified as held for sale on the accompanying consolidated balance sheet.
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
When calculating the intangible assets and liabilities for above-market and below-market tenant and ground leases where we are either the lessor or the lessee, the difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non cancelable term of the leases, including significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below market renewal options and assume the amortization period would coincide with the extended lease term.
As of June 30, 2015 and December 31, 2014, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities, including assets and liabilities held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2015	Gross	$69,903	$367,037	$315,667	$156,131
	Accumulated Amortization	(53,664)	(231,112)	(218,160)	(83,269)
	Net	$16,239	$135,925	$97,507	$72,862
December 31, 2014	Gross	$79,805	$370,412	$325,154	$159,240
	Accumulated Amortization	(61,619)	(237,084)	(219,626)	(84,935)
	Net	$18,186	$133,328	$105,528	$74,305
For the three and six months ended June 30, 2015 and 2014, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2015	$1,388	$12,436	$8,121	$5,145
For the three months ended June 30, 2014	$1,350	$9,178	$8,440	$3,778
For the six months ended June 30, 2015	$2,755	$24,798	$16,278	$10,556
For the six months ended June 30, 2014	$2,706	$17,251	$16,873	$6,859

The remaining net intangible assets and liabilities, including amounts held for sale, as of June 30, 2015, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the six months ending December 31, 2015	$2,186	$21,398	$14,204	$9,174
For the years ending December 31:
2016	4,039	32,271	23,446	14,612
2017	1,920	19,838	15,952	9,558
2018	1,081	13,497	11,051	7,441
2019	1,035	12,041	9,943	6,737
2020	996	10,126	8,433	5,543
Thereafter	4,982	26,754	14,478	19,797
	$16,239	$135,925	$97,507	$72,862
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining non-cancelable terms of the leases, including significantly below-market options for which exercise of the renewal option appears to be reasonably assured. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million and $110.7 million as of June 30, 2015 and December 31, 2014, respectively, and recognized amortization of these assets of approximately $0.6 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and approximately $1.3 million and $1.0 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, the remaining net below-market lease assets will be amortized as follows (in thousands):

For the six months ending December 31, 2015	$1,274
For the years ending December 31:
2016	2,549
2017	2,549
2018	2,549
2019	2,549
2020	2,549
Thereafter	110,502
$124,521
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

Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a cash flow hedge, if any, is recognized currently in earnings. All changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(1,373)	$(1,968)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$(2,633)

Columbia Property Trust applied the provisions of ASC 820 in recording its interest rate swaps at fair value. The fair values of the interest rate swaps, classified under Level 2, were determined using a third-party proprietary model that is based on prevailing market data for contracts with matching durations, current and anticipated London Interbank Offered Rate ("LIBOR") information, and reasonable estimates about relevant future market conditions. Columbia Property Trust has determined that the fair value, as determined by the third party, is reasonable. The fair value of Columbia Property Trust's interest rate swaps was $(1.4) million and $(4.6) million at June 30, 2015 and December 31, 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$436	$(43)	$595	$211
Loss on interest rate swap recognized through earnings	$(2)	$(105)	$(8)	$(335)
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2018, and early adoption is permitted beginning January 1, 2017. We do not believe that ASU 2014-09 will have a material impact on our financial statements and disclosures.
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
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which requires the reevaluation of certain legal entities for consolidation, including limited partnerships, variable interest entities ("VIEs"), and reporting entities that are involved with VIEs. ASU 2015-02 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2017, and early adoption is permitted. Columbia Property Trust does not expect the adoption of ASU 2015-02 to have a material impact on its financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that deferred financing costs be presented on the balance sheet as a direct deduction of the carrying amount of the related debt. ASU 2015-03 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2016, and early adoption is permitted. Columbia Property Trust is currently in the process of evaluating additional potential impacts of ASU 2015-03 will have on its financial statements and disclosures.

3.	Real Estate Transactions
During the six months ended June 30, 2015 and 2014, Columbia Property Trust acquired the following properties (in thousands):

	315 Park Avenue South Building	1881 Campus Commons Building	116 Huntington Avenue Building	221 Main Street Building
Location	New York, NY	Reston, VA	Boston, MA	San Francisco, CA
Date Acquired	January 7, 2015	January 7, 2015	January 8, 2015	April 22, 2014
Purchase price:
Land	$119,633	$7,179	$—	$60,509
Building and improvements	232,598	49,273	108,383	—
Intangible lease assets	16,912	4,643	7,907	161,853
Intangible below market ground lease assets	—	—	30,244	12,776
Intangible lease origination costs	4,148	1,603	2,669	3,475
Intangible below market lease liability	(7,487)	(97)	(1,878)	(10,323)
Total purchase price	$365,804	$62,601	$147,325	$228,290
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.

2015 Acquisitions
The January 2015 acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, and the 116 Huntington Avenue Building were funded with proceeds from the issuance of $350.0 million of bonds payable due in 2025, proceeds from the JPMorgan Chase Credit Facility, and cash on hand.
Portfolio Acquisition - 315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 327,000-square-foot office building in New York, New York (the "315 Park Avenue South Building") and 1881 Campus Commons, a 245,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments.
As of the acquisition date, the 315 Park Avenue South Building was 94.9% leased to nine tenants, including Credit Suisse (74%). For the period from January 7, 2015 to June 30, 2015, Columbia Property Trust recognized revenues of $12.9 million and a net loss of $2.6 million from the 315 Park Avenue South Building. The net loss includes acquisition expenses of $1.2 million.
As of the acquisition date, the 1881 Campus Commons Building was 78.0% leased to 15 tenants, including SOS International (15%) and Siemens (12%). For the period from January 7, 2015 to June 30, 2015, Columbia Property Trust recognized revenues of $3.0 million and a net loss of $1.1 million from the 1881 Campus Commons Building. The net loss includes acquisition expenses of $0.5 million.
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 271,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to June 30, 2015, Columbia Property Trust recognized revenues of $5.6 million and a net loss of $0.4 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.
2014 Acquisition
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 375,000-square-foot office building in San Francisco, California, for $228.8 million, exclusive of closing costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the JPMorgan Chase Credit Facility, and cash on hand. As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (15.7%). No other tenants lease more than 10% of the building based on annualized lease revenue. Columbia Property Trust recognized revenues of $3.4 million and a net loss of $7.5 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to June 30, 2014. The net loss includes acquisition-related expenses of $6.1 million.
Proforma Financial Information
The following unaudited pro forma statements of operations presented for the three and six months ended June 30, 2015 and 2014, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, and the 221 Main Street Building as if the acquisitions occurred on January 1, 2014. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$148,124	$147,348	$296,382	$289,145
Net income (loss)	$8,709	$11,595	$16,194	$(4,561)
Net income (loss) per share - basic	$0.07	$0.09	$0.13	$(0.04)
Net income (loss) per share - diluted	$0.07	$0.09	$0.13	$(0.04)

2015 Dispositions
On July 1, 2015, Columbia Property Trust announced the sale of 11 properties to an unaffiliated third party for $433.3 million, exclusive of closing costs (the "11 Property Sale"). Proceeds from 10 of the properties were available on July 1, 2015, and the remaining proceeds are expected to be available in early August. Columbia Property Trust anticipates recognizing a gain of approximately $20 million from the 11 Property Sale in the third quarter of 2015. The following properties comprise the 11 Property Sale:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III
2014 Dispositions
During the six months ended June 30, 2014, Columbia Property Trust disposed of the following properties:
160 Park Avenue Building
On June 4, 2014, Columbia Property Trust closed on the sale of the 160 Park Avenue Building in Florham Park, New Jersey, for $10.2 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $13.6 million related to this building in the first quarter of 2014, as further described in Note 2, Significant Accounting Policies.
200 South Orange Building
On June 30, 2014, Columbia Property Trust closed on the sale of the 200 South Orange Building in Orlando, Florida, for $18.8 million, exclusive of transaction costs. This transaction resulted in a $1.4 million impairment loss (see Note 2, Summary of Significant Accounting Policies, for additional details).

4.    Line of Credit, Term Loan, and Notes Payable
As of June 30, 2015 and December 31, 2014, Columbia Property Trust had the following line of credit, term loan, and notes payable indebtedness, including liabilities held for sale (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	June 30, 2015	December 31, 2014
$450 Million Term Loan	$450,000	$450,000
Market Square Buildings mortgage note	325,000	325,000
JPMorgan Chase Credit Facility	316,000	—
650 California Street Building mortgage note	130,000	130,000
100 East Pratt Street Building mortgage note	105,000	105,000
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	30,696	32,074
215 Diehl Road Building mortgage note	21,000	21,000
333 Market Street Building mortgage note	—	206,810
Total indebtedness	$1,538,696	$1,430,884
Term Loans
On July 30, 2015, Columbia Property Trust replaced its $450 Million Term Loan, which had a maturity date of February 2016, with two separate term loans. Columbia Property Trust entered into a $300 million unsecured, single-draw term loan (the "$300 Million Term Loan") with a syndicate of banks with J.P. Morgan Securities, LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners. The $300 Million Term Loan matures on July 31, 2020. Columbia Property Trust also entered into a $150 million unsecured, single-draw term loan (the "$150 Million Term Loan") with a syndicate of banks with Wells Fargo Securities LLC, U.S. Bank National Association and Regions Capital Markets serving as joint lead arrangers and joint bookrunners. The $150 Million Term Loan matures on July 30, 2022.
The $300 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on Columbia Property Trust’s applicable credit rating. The $300 Million Term Loan and the JPMorgan Chase Credit Facility, as described below, provide for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $150 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans, based on Columbia Property Trust’s applicable credit rating. The interest rate on the $150 Million Term Loan has been effectively fixed at 3.52% with an interest rate swap agreement. The $150 Million Term Loan provides for four accordion options for an aggregate amount of $300 million, subject to certain conditions. These new term loans contain revised restrictive covenants.
The $450 Million Term Loan bore interest at LIBOR, plus an applicable margin ranging from 1.15% to 1.95% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.15% to 0.95% for base rate loans, based on Columbia Property Trust's applicable credit rating. The interest rate on the $450 Million Term Loan was effectively fixed at 2.07% with an interest rate swap agreement, which was designated as a cash flow hedge.
JPMorgan Chase Credit Facility
On July 30, 2015, Columbia Property Trust also replaced its revolving credit facility (the "JPMorgan Chase Credit Facility") with J.P. Morgan Securities, LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from August 2017 to July 2019 with two, six-month extension options; (iii) enable Columbia Property Trust to increase the JPMorgan Chase Credit Facility and the $300 Million Term Loan, as described above, by an aggregate amount of up to $400 million on four occasions; and (iv) revise certain covenants under the facility.
The JPMorgan Chase Credit Facility, as entered into on July 30, 2015, bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on Columbia Property Trust's applicable credit rating. Previously, the applicable margin was a range from 1.00% to 1.70% for LIBOR based borrowings or a range from 0.00% to 0.70% for base rate borrowings. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.125% to 0.30%, also based on Columbia Property Trust's applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.15% to 0.35%.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2015 and December 31, 2014, was approximately $1,568.8 million and $1,465.2 million, respectively. Columbia Property Trust estimated the fair value of its JPMorgan Chase Credit Facility (the "JPMorgan Chase Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the six months ended June 30, 2015 and 2014, Columbia Property Trust made interest payments totaling approximately $30.7 million and $27.2 million, respectively, of which approximately $0.2 million was capitalized during the six months ended June 30, 2015, and no interest was capitalized during the six months ended June 30, 2014. As of June 30, 2015, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its $450 Million Term Loan (the "$450 Million Term Loan"), JPMorgan Chase Credit Facility, and notes payable obligations.
Debt Repayments
On March 12, 2015, Columbia Property Trust fully repaid a $300.0 million six-month, unsecured loan (the "Bridge Loan") with proceeds from the 2025 Bonds Payable, as described in Note 5, Bonds Payable. The Bridge Loan was set to mature on July 6, 2015. Columbia Property Trust recognized a loss on early extinguishment of debt of $0.5 million as a result of writing off the unamortized deferred financing costs relating to the Bridge Loan.
On June 1, 2015, Columbia Property Trust repaid the mortgage note for the 333 Market Street Building for $206.5 million and the related interest rate swap agreement matured. The maturity date for the 333 Market Street Building mortgage note was July 1, 2015.
On July 1, 2015, in connection with the 11 Property Sale, Columbia Property Trust repaid the mortgage note for the 215 Diehl Road Building, one of the properties included in the 11 Property Sale, for $21.0 million. The maturity date for the 215 Diehl Road Building mortgage note was July 1, 2017.
On July 13, 2015, Columbia Property Trust repaid the mortgage note for the 100 East Pratt Street Building for $105.0 million. The maturity date for the 100 East Pratt Street Building mortgage note was June 11, 2017.

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
Interest payments of $7.3 million were made on the 2018 Bonds Payable during the six months ended June 30, 2015 and 2014, respectively. The first interest payment on the 2025 Bonds Payable will be made in October 2015. Columbia Property Trust is subject to substantially similar covenants under the 2025 Bonds Payable and the 2018 Bonds Payable. As of June 30, 2015, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable as of June 30, 2015, was approximately $602.5 million, and the estimated fair value of the 2018 Bonds Payable as of December 31, 2014, was $250.6 million. The fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2015, no such options have been exercised that have not been materially satisfied.
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
Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). Columbia Property Trust's shareholders approved the LTIP in July 2013, and a total of 2,000,000 shares are authorized and reserved for issuance under the LTIP.
On January 21, 2015, Columbia Property Trust granted 123,187 shares of common stock to employees, net of 11,368 shares withheld to settle the related tax liability, under the LTIP (the "2014 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2016, 2017, and 2018. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the six months ended June 30, 2015 and 2014, follows:

	For the Six Months Ended June 30, 2015
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	104	$24.82
Granted	123	$24.40
Vested	(74)	$24.60
Forfeited	(2)	$24.56
Unvested shares - end of period(2)	151	$24.59

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of June 30, 2015, we expect approximately 143,000 of the 151,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the six months ended June 30, 2015 and 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
For the three and six months ended June 30, 2015 and 2014, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization of unvested LTIP awards	$364	$212	$927	$460
Future employee awards(1)	516	223	816	399
Issuance of shares to independent directors	135	81	286	164
Total stock-based compensation expense	$1,015	$516	$2,029	$1,023

(1)
These future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2015 and December 31, 2014, there was $2.8 million and $1.7 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Investments in real estate funded with other assets	$27,000	$3,807
Other assets assumed at acquisition	$6,119	$501
Other liabilities assumed at acquisition	$3,572	$589
Notes payable assumed at acquisition	$—	$73,000
Discount on issuance of bonds payable	$494	$—
Amortization of net (premiums) discounts on debt	$(169)	$178
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$595	$211
Accrued capital expenditures and deferred lease costs	$15,218	$18,431
Accrued deferred financing costs	$19	$31
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$1,300	$708

9.	Held for Sale and Discontinued Operations
Held for Sale
In accordance with GAAP, assets and liabilities that meet certain criteria for disposal are required to be classified as held for sale. As of June 30, 2015, the properties included in the 11 Property Sale were subject to a firm sales contract and, thus, are classified as held for sale in the accompanying consolidated balance sheet as of that date. This transaction closed in the third quarter of 2015 (see Note 3, Real Estate Transactions).
The major classes of assets and liabilities classified as held for sale as of June 30, 2015, are provided below (in thousands):

June 30, 2015
Real estate assets held for sale:
Real estate assets, at cost:
Land	$62,874
Buildings and improvements, less accumulated depreciation of $103,214	298,415
Intangible lease assets, less accumulated amortization of $36,606	10,951
Construction in progress	244
Total real estate assets held for sale, net	$372,484

Other assets held for sale:
Tenant receivables	$1,196
Straight-line rent receivable	13,737
Prepaid expenses and other assets	715
Deferred financing costs, less accumulated amortization of $111	28
Intangible lease origination costs, less accumulated amortization of $38,722	13,100
Deferred lease costs, less accumulated amortization of $3,348	8,102
Total other assets held for sale, net	$36,878

Liabilities held for sale:
Mortgage note payable	$21,000
Accounts payable, accrued expenses, and accrued capital expenditures	4,708
Deferred income	1,056
Intangible lease liabilities, less accumulated amortization of $3,662	1,475
Total liabilities held for sale, net	$28,239

Discontinued Operations
As a result of implementing Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08") effective April 1, 2014, beginning in the second quarter of 2014, the operating results for properties sold are included in continuing operations. Properties sold prior to implementing ASU 2014-08 are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented.
Columbia Property Trust sold 18 properties for $521.5 million in November 2013, resulting in a net loss of $0.4 million (the "18 Property Sale"). The activity reflected in 2014 relates to post-closing adjustments and true ups related to this 18 Property Sale.

	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Revenues:
Rental income	$1	$4
Tenant reimbursements	151	100
	152	104
Expenses:
Property operating costs	82	(265)
Asset and property management fees	—	7
General and administrative	110	128
Total expenses	192	(130)
Operating income (loss)	(40)	234
Other income (expense):
Interest and other income	—	3
Income (loss) from discontinued operations	(40)	237
Loss on disposition of discontinued operations	(650)	(978)
Loss from discontinued operations	$(690)	$(741)

10.    Earnings Per Share
For the three and six months ended June 30, 2015 and 2014, the basic and diluted earnings per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP and future employee awards, which relate to service in the current period and will be granted in January of the subsequent year. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$8,709	$8,021	$14,307	$11,421
Distributions paid on unvested shares	(45)	(32)	(94)	(64)
Net income used to calculate basic and diluted earnings per share	$8,664	$7,989	$14,213	$11,357
The following table reconciles the denominator for the basic and diluted earnings per-share computations shown on the consolidated statements of income for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average common shares - basic	124,925	124,860	124,914	124,855
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	37	27	26	25
Future LTIP awards for 2015	55	32	41	21
Weighted-average common shares - diluted	125,017	124,919	124,981	124,901
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014 (in thousands); and its condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$842,801	$—	$849,042
Buildings and improvements, net	—	29,887	3,041,448	—	3,071,335
Intangible lease assets, net	—	—	265,735	—	265,735
Construction in progress	—	160	39,617	—	39,777
Real estate assets held for sale, net	—	—	372,484	—	372,484
Total real estate assets	—	36,288	4,562,085	—	4,598,373
Cash and cash equivalents	673	11,908	21,161	—	33,742
Investment in subsidiaries	2,353,776	1,956,722	—	(4,310,498)	—
Tenant receivables, net of allowance	—	22	8,529	—	8,551
Straight-line rent receivable	—	1,194	106,533	—	107,727
Prepaid expenses and other assets	320,186	147,131	23,547	(461,954)	28,910
Deferred financing costs, net	—	7,773	2,038	—	9,811
Intangible lease origination costs, net	—	—	84,407	—	84,407
Deferred lease costs, net	—	1,545	96,289	—	97,834
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	—	36,878	—	36,878
Total assets	$2,674,635	$2,162,583	$5,061,467	$(4,772,452)	$5,126,233
Liabilities:
Line of credit and notes payable	$—	$766,000	$1,208,624	$(456,928)	$1,517,696
Bonds payable, net	—	598,829	—	—	598,829
Accounts payable, accrued expenses, and accrued capital expenditures	1	13,169	79,974	—	93,144
Due to affiliates	—	33	4,651	(4,684)	—
Deferred income	—	388	21,916	—	22,304
Intangible lease liabilities, net	—	—	71,387	—	71,387
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale, net	—	—	28,581	(342)	28,239
Total liabilities	1	1,378,419	1,535,133	(461,954)	2,451,599
Equity:
Total equity	2,674,634	784,164	3,526,334	(4,310,498)	2,674,634
Total liabilities and equity	$2,674,635	$2,162,583	$5,061,467	$(4,772,452)	$5,126,233

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,860	$—	$785,101
Building and improvements, net	—	29,899	2,996,532	—	3,026,431
Intangible lease assets, net	—	—	247,068	—	247,068
Construction in progress	—	433	17,529	—	17,962
Total real estate assets	—	36,573	4,039,989	—	4,076,562
Cash and cash equivalents	119,488	10,504	19,798	—	149,790
Investment in subsidiaries	2,409,941	2,120,018	—	(4,529,959)	—
Tenant receivables, net of allowance	—	246	6,699	—	6,945
Straight-line rent receivable	—	781	115,708	—	116,489
Prepaid expenses and other assets	204,079	148,226	19,734	(319,896)	52,143
Deferred financing costs, net	—	6,020	2,406	—	8,426
Intangible lease origination costs, net	—	—	105,528	—	105,528
Deferred lease costs, net	—	1,658	101,337	—	102,995
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878
Liabilities:
Lines of credit and notes payable	$—	$450,000	$1,299,232	$(318,348)	$1,430,884
Bonds payable, net	—	249,182	—	—	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	30	9,749	96,497	—	106,276
Due to affiliates	—	24	1,524	(1,548)	—
Deferred income	—	171	24,582	—	24,753
Intangible lease liabilities, net	—	—	74,305	—	74,305
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	30	709,126	1,616,140	(319,896)	2,005,400
Equity:
Total equity	2,733,478	1,614,900	2,915,059	(4,529,959)	2,733,478
Total liabilities and equity	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$622	$112,384	$(90)	$112,916
Tenant reimbursements	—	286	26,233	—	26,519
Hotel income	—	—	6,964	—	6,964
Other property income	—	—	1,814	(89)	1,725
	—	908	147,395	(179)	148,124
Expenses:
Property operating costs	—	720	47,453	(90)	48,083
Hotel operating costs	—	—	5,147	—	5,147
Asset and property management fees:
Related-party	—	26	—	(26)	—
Other	—	—	503	—	503
Depreciation	—	632	33,181	—	33,813
Amortization	—	57	23,681	—	23,738
General and administrative	36	2,193	4,914	(63)	7,080
Acquisition expenses	—	11	(11)	—	—
	36	3,639	114,868	(179)	118,364
Real estate operating income (loss)	(36)	(2,731)	32,527	—	29,760
Other income (expense):
Interest expense	—	(11,242)	(19,296)	7,773	(22,765)
Interest and other income	5,127	2,646	1,807	(7,773)	1,807
Loss on interest rate swaps	—	—	(2)	—	(2)
Income from equity investment	3,618	13,114	—	(16,732)	—
	8,745	4,518	(17,491)	(16,732)	(20,960)
Income before income tax expense	8,709	1,787	15,036	(16,732)	8,800
Income tax expense	—	(6)	(85)	—	(91)
Net income	$8,709	$1,781	$14,951	$(16,732)	$8,709

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$110	$103,802	$(91)	$103,821
Tenant reimbursements	—	43	22,891	—	22,934
Hotel income	—	—	6,505	—	6,505
Other property income	—	—	3,555	(58)	3,497
	—	153	136,753	(149)	136,757
Expenses:
Property operating costs	—	634	38,289	(91)	38,832
Hotel operating costs	—	—	4,689	—	4,689
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	675	—	675
Depreciation	—	405	29,764	—	30,169
Amortization	—	13	20,208	—	20,221
Impairment loss on real estate assets	—	—	1,432	—	1,432
General and administrative	47	2,597	5,822	(54)	8,412
Acquisition expenses	—	—	6,102	—	6,102
	47	3,653	106,981	(149)	110,532
Real estate operating income (loss)	(47)	(3,500)	29,772	—	26,225
Other income (expense):
Interest expense	—	(7,779)	(15,753)	4,672	(18,860)
Interest and other income	1,988	2,686	1,800	(4,672)	1,802
Loss on interest rate swaps	—	—	(105)	—	(105)
Income from equity investment	6,080	12,848	—	(18,928)	—
	8,068	7,755	(14,058)	(18,928)	(17,163)
Income before income tax expense	8,021	4,255	15,714	(18,928)	9,062
Income tax expense	—	(1)	(350)	—	(351)
Income from continuing operations	8,021	4,254	15,364	(18,928)	8,711
Discontinued operations:
Operating loss from discontinued operations	—	—	(40)	—	(40)
Loss on disposition of discontinued operations	—	—	(650)	—	(650)
Loss from discontinued operations	—	—	(690)	—	(690)
Net income	$8,021	$4,254	$14,674	$(18,928)	$8,021

Consolidating Statements of Operations (in thousands)

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,218	$224,691	$(184)	$225,725
Tenant reimbursements	—	514	54,254	—	54,768
Hotel income	—	—	11,957	—	11,957
Other property income	—	—	3,377	(160)	3,217
	—	1,732	294,279	(344)	295,667
Expenses:
Property operating costs	—	1,509	96,512	(184)	97,837
Hotel operating costs	—	—	9,738	—	9,738
Asset and property management fees:
Related-party	—	40	—	(40)	—
Other	—	—	900	—	900
Depreciation	—	1,256	66,564	—	67,820
Amortization	—	113	46,844	—	46,957
General and administrative	75	4,151	11,018	(120)	15,124
Acquisition expenses	—	11	1,984	—	1,995
	75	7,080	233,560	(344)	240,371
Real estate operating income (loss)	(75)	(5,348)	60,719	—	55,296
Other income (expense):
Interest expense	—	(20,467)	(36,196)	12,414	(44,249)
Interest and other income	7,118	5,303	3,633	(12,414)	3,640
Loss on interest rate swaps	—	—	(8)	—	(8)
Loss on early extinguishment of debt	—	(477)	—	—	(477)
Income from equity investment	7,264	25,895	—	(33,159)	—
	14,382	10,254	(32,571)	(33,159)	(41,094)
Income before income tax benefit (expense)	14,307	4,906	28,148	(33,159)	14,202
Income tax benefit (expense)	—	(11)	116	—	105
Net income	$14,307	$4,895	$28,264	$(33,159)	$14,307

Consolidating Statements of Operations (in thousands)

	For the Six Months Ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$219	$204,349	$(180)	$204,388
Tenant reimbursements	—	89	46,578	—	46,667
Hotel income	—	—	10,566	—	10,566
Other property income	—	—	4,399	(95)	4,304
	—	308	265,892	(275)	265,925
Expenses:
Property operating costs	—	1,244	76,748	(180)	77,812
Hotel operating costs	—	—	8,830	—	8,830
Asset and property management fees:
Related-party	—	8	—	(8)	—
Other	—	—	964	—	964
Depreciation	—	786	56,687	—	57,473
Amortization	—	22	38,720	—	38,742
Impairment loss on real estate assets	—	—	14,982	—	14,982
General and administrative	76	5,214	10,155	(87)	15,358
Acquisition expenses	—	—	6,102	—	6,102
	76	7,274	213,188	(275)	220,263
Real estate operating income (loss)	(76)	(6,966)	52,704	—	45,662
Other income (expense):
Interest expense	—	(15,213)	(30,911)	9,354	(36,770)
Interest and other income	3,976	5,381	3,609	(9,354)	3,612
Loss on interest rate swaps	—	—	(335)	—	(335)
Income from equity investment	7,521	21,454	—	(28,975)	—
	11,497	11,622	(27,637)	(28,975)	(33,493)
Income before income tax expense	11,421	4,656	25,067	(28,975)	12,169
Income tax expense	—	(2)	(5)	—	(7)
Income from continuing operations	11,421	4,654	25,062	(28,975)	12,162
Discontinued operations:
Operating income from discontinued operations	—	—	237	—	237
Loss on disposition of discontinued operations	—	—	(978)	—	(978)
Loss from discontinued operations	—	—	(741)	—	(741)
Net income	$11,421	$4,654	$24,321	$(28,975)	$11,421

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$8,709	$1,781	$14,951	$(16,732)	$8,709
Market value adjustment to interest rate swap	436	436	—	(436)	436
Comprehensive income	$9,145	$2,217	$14,951	$(17,168)	$9,145

	For the Three Months Ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$8,021	$4,254	$14,674	$(18,928)	$8,021
Market value adjustment to interest rate swap	(43)	(43)	—	43	(43)
Comprehensive income	$7,978	$4,211	$14,674	$(18,885)	$7,978

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$14,307	$4,895	$28,264	$(33,159)	$14,307
Market value adjustment to interest rate swap	595	595	—	(595)	595
Comprehensive income	$14,902	$5,490	$28,264	$(33,754)	$14,902

	For the Six Months Ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$11,421	$4,654	$24,321	$(28,975)	$11,421
Market value adjustment to interest rate swap	211	211	—	(211)	211
Comprehensive income	$11,632	$4,865	$24,321	$(29,186)	$11,632

Consolidating Statements of Cash Flows (in thousands)

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(69)	$(22,854)	$131,861	$—	$108,938
Cash flows from investing activities:
Net proceeds from sale of real estate	—	—	—	—	—
Investment in real estate and related assets	(57,198)	(495,298)	(50,326)	—	(602,822)
Investments in subsidiaries	(553,272)	—	—	553,272	—
Net cash used in investing activities	(610,470)	(495,298)	(50,326)	553,272	(602,822)
Cash flows from financing activities:
Borrowings, net of fees	—	1,055,482	—	—	1,055,482
Repayments of notes payable	—	(394,000)	(207,878)	—	(601,878)
Distributions	(75,046)	—	—	—	(75,046)
Shares redeemed to fund income tax withholdings on stock compensation	(722)	—	—	—	(722)
Intercompany contributions (distributions)	567,492	(141,926)	127,706	(553,272)	—
Net cash provided by (used in) financing activities	491,724	519,556	(80,172)	(553,272)	377,836
Net decrease in cash and cash equivalents	(118,815)	1,404	1,363	—	(116,048)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$673	$11,908	$21,161	$—	$33,742

	For the Six Months Ended June 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(73)	$(19,585)	$132,641	$—	$112,983
Cash flows from investing activities:
Net proceeds from sale of real estate	—	27,131	—	—	27,131
Investment in real estate and related assets	—	(157,776)	(30,782)	—	(188,558)
Intercompany contributions (distributions)	(133,515)	—	—	133,515	—
Net cash used in investing activities	(133,515)	(130,645)	(30,782)	133,515	(161,427)
Cash flows from financing activities:
Borrowings, net of fees	—	129,807	(605)	—	129,202
Repayments of line of credit and notes payable	—	(55,000)	(1,300)	—	(56,300)
Distributions	(74,979)	—	—	—	(74,979)
Intercompany transfers, net	179,565	59,837	(105,887)	(133,515)	—
Net cash provided by (used in) financing activities	104,586	134,644	(107,792)	(133,515)	(2,077)
Net increase (decrease) in cash and cash equivalents	(29,002)	(15,586)	(5,933)	—	(50,521)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$24,320	$5,122	$19,892	$—	$49,334

12.	Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
11 Property Sale
On July 1, 2015, Columbia Property Trust announced the sale of 11 properties, as described in Note 3, Real Estate Transactions.
229 West 43rd Street Purchase Agreement
On July 20, 2015, Columbia Property Trust entered an agreement to purchase the office portion, approximately 481,000 square feet, of a 16-story, 732,000-square-foot building in Midtown Manhattan (the "229 West 43rd Street Building") for a gross sales price of $516 million. Columbia Property Trust anticipates funding this acquisition with a $300.0 million, six-month bridge loan and additional borrowings under the JPMorgan Chase Credit Facility, and closing on this transaction in August 2015.
Loan Repayment
On July 13, 2015, Columbia Property Trust repaid the 100 East Pratt Street Building mortgage note, as described in Note 4, Line of Credit, Term Loan, and Notes Payable.
Term Loan & JPMorgan Chase Credit Facility
On July 30, 2015, Columbia Property Trust closed on two term loans and the replacement of the JPMorgan Chase Credit Facility, as described in Note 4, Line of Credit, Term Loan, and Notes Payable.

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
Overview
Executive Summary
We are continuing to focus on enhancing our market concentration through strategic acquisitions and dispositions. We opened the year with the acquisition of three properties, principally in New York City and Boston, in January for $588.0 million, and recently closed on the sale of 11 non-strategic properties previously identified for sale on July 1, 2015. Our capital recycling initiatives are continuing to improve our concentration in key markets and central business districts, as well as reduce our exposure to single-tenant assets. Over the intermediate and longer term, we are continuing to seek to increase our allocation to central business district properties, multi-tenant buildings, and primary, high barrier markets, and also to optimize the allocation between our traditional, stabilized core investments, and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Historically, we have maintained portfolio occupancy above 90% and within a fairly narrow range. During 2014 and 2015, our average portfolio percentage leased ranged from 92.1% to 93.5%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total number of leases	28	18	37	27
Lease term (months)	92	111	108	151
Square feet of leasing - renewal	104,705	63,558	144,755	506,204
Square feet of leasing - new	60,508	129,729	250,607	147,124
Total square feet of leasing	165,213	193,287	395,362	653,328
Rent leasing spread - renewal(1)	36.7%	12.2%	48.6%	(4.3)%
Rent leasing spread - new(2)	33.9%	14.0%	78.5%	19.2%
Rent leasing spread - all leases(1)(2)	35.8%	12.3%	68.9%	(3.7)%
Tenant improvements, per square foot - renewal	$35.01	$43.48	$24.93	$30.97
Tenant improvements, per square foot - new	$35.18	$47.58	$68.91	$45.74
Tenant improvements, per square foot - all leases	$35.07	$46.31	$56.95	$33.65
Leasing commissions, per square foot - renewal	$16.18	$30.10	$14.65	$14.47
Leasing commissions, per square foot - new	$21.96	$18.88	$30.74	$19.12
Leasing commissions, per square foot - all leases	$18.27	$22.36	$26.36	$15.33

(1)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-lined basis.

(2)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year.
In 2015, rent releasing spreads increased significantly due to a lease expansion and extension with DocuSign, Inc., the anchor tenant at our 221 Main Street property in San Francisco, which will triple the tenant’s presence at the property and extend the term through March 2024. During the second half of 2015, approximately 319,000 square feet of our leases, 1.9% of our portfolio based on revenues, are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the second quarter of 2015. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2015, we generated net cash flows from operating activities of $108.9 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $75.0 million.
During the six months ended June 30, 2015, we acquired three properties in two separate transactions for an aggregate purchase price of $588.0 million, exclusive of transaction costs. The 2015 acquisitions were funded with a combination of cash and borrowings, including the issuance of $350.0 million of bonds payable due in 2025 and borrowings under the JPMorgan Chase Credit Facility. During the six months ended June 30, 2015, we also used borrowings under the JPMorgan Chase Credit Facility to repay the $206.5 million 333 Market Street mortgage note, which resulted in a $316.0 million balance outstanding on the JPMorgan Chase Credit Facility at June 30, 2015. In July 2016, we closed on the 11 Property Sale for $433.3 million and used the net proceeds to repay the $105.0 million 100 East Pratt Street Building mortgage note and pay down the JPMorgan Chase Credit Facility.
On a short-term basis, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt refinancings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, property acquisitions, and interest and principal on current, and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the New York Stock Exchange on October 10, 2013, which we believe provides us access to additional and more efficient sources of capital. As of July 30, 2015, we had access to $345.0 million of the borrowing capacity under the JPMorgan Chase Credit Facility.
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
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of June 30, 2015, our debt-to-real-estate-asset ratio was approximately 37.0%.
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
JPMorgan Chase Credit Facility
The JPMorgan Chase Credit Facility has a capacity of $500.0 million and matures on August 21, 2017, with a one-year extension option. As of June 30, 2015, we had an outstanding balance of $316.0 million on the JPMorgan Chase Credit Facility. Amounts outstanding under the JPMorgan Chase Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 1.00% to 1.70% for LIBOR borrowings, or an applicable base rate, plus an applicable margin ranging from 0.00% to 0.70% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.15% to 0.35%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the JPMorgan Chase Credit Facility to up to $800.0 million, subject to certain limitations. As described in Note 4, Line of Credit, Term Loan, and Notes Payable, we replaced our JPMorgan Chase Credit Facility on July 30, 2015.
$450 Million Term Loan
The $450 Million Term Loan matures on February 3, 2016, with two, one-year extension options available. The interest rate on the $450 Million Term Loan continues to be effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $450 Million Term Loan is effectively fixed at 2.07%. Additionally, we have the ability to increase the borrowing capacity of the $450 Million Term Loan to up to $700.0 million, subject to certain limitations. As described in Note 4, Line of Credit, Term Loan, and Notes Payable, we replaced our $450 Million Term Loan with two term loans with an aggregate value of $450 million on July 30, 2015.
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
Debt Covenants
Our portfolio debt instruments, the $450 Million Term Loan, the JPMorgan Chase Credit Facility, the 2025 Bonds Payable, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of June 30, 2015. We expect to continue to be able to meet the requirements of our debt covenants over the next twelve months.
Contractual Commitments and Contingencies
As of June 30, 2015, prior to our July debt refinancings, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$2,138,698	$2,634	$1,064,189	$396,875	$675,000
Interest obligations on debt(1)	383,274	40,828	133,942	74,576	133,928
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	214,798	1,279	5,259	5,463	202,797
Total	$2,856,770	$44,741	$1,203,390	$476,914	$1,131,725

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $3.6 million during the six months ended June 30, 2015, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of June 30, 2015, we owned controlling interests in 38 office properties, which were approximately 92.1% leased, and one hotel. Our operating results are impacted by recent acquisition and disposition activity, as set forth below. In the near term, we expect real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities.
Recent Acquisitions

Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price(1) (in thousands)
2015
116 Huntington Avenue Building	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South Building	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons Building	Reston, VA	245,000	January 8, 2015	$64,000
2014
650 California Street Building	San Francisco, CA	477,000	September 9, 2014	$310,200
221 Main Street Building	San Francisco, CA	375,000	April 22, 2014	$228,800

(1)	Exclusive of transaction costs and purchase price adjustments.

Recent Dispositions

Property	Location	Rentable Square Footage	Disposition Date	Sale Price (in thousands)
2014
Lenox Park Property	Atlanta, GA	1,040,000	October 3, 2014	$290,000
9 Technology Drive Building	Westborough, MA	251,000	August 22, 2014	$47,000
7031 Columbia Gateway Drive Building	Columbia, MD	248,000	July 1, 2014	$59,500
200 South Orange Building	Orlando, FL	128,000	June 30, 2014	$18,800
160 Park Avenue Building	Florham Park, NJ	240,000	June 4, 2014	$10,200
We expect future operating results to be impacted by the 11 Property Sale, as described in Note 3, Real Estate Transactions, and the acquisition of the 229 West 43rd Street Building, as described in Note 12, Subsequent Events.
Comparison of the three months ended June 30, 2015 with the three months ended June 30, 2014
Continuing Operations
Rental income was $112.9 million for the three months ended June 30, 2015, which represents an increase as compared with $103.8 million for the three months ended June 30, 2014. The increase includes $16.5 million of additional rental income from the recently acquired properties, partially offset by a reduction of $7.8 million due to the properties sold in 2014. We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $26.5 million and $48.1 million, respectively, for the three months ended June 30, 2015, which represents an increase as compared with $22.9 million and $38.8 million, respectively, for the three months ended June 30, 2014, primarily due to the recently acquired properties. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, remained flat at $1.8 million for the three months ended June 30, 2015 and June 30, 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.7 million for the three months ended June 30, 2015, which represents a decrease as compared with $3.5 million for the three months ended June 30, 2014, primarily due to fees earned in 2014 in connection with a lease termination at the Market Square Building. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.5 million for the three months ended June 30, 2015, which represents a decrease as compared with $0.7 million for the three months ended June 30, 2014, due to bringing these functions in house for properties acquired in 2014. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $33.8 million for the three months ended June 30, 2015, which represents an increase as compared with $30.2 million for the three months ended June 30, 2014, primarily due to the $6.1 million impact of the recently acquired properties, partially offset by the $1.9 million impact of properties sold during 2014. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $23.7 million for the three months ended June 30, 2015, which represents an increase as compared with $20.2 million for the three months ended June 30, 2014, primarily due to the $7.1 million impact of the recently acquired properties, partially offset by the $1.7 million impact of properties sold in 2014 and the $1.0 million impact of prior period write offs at the Market Square Buildings. We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
During the three months ended June 30, 2014, we recognized an impairment loss of $1.4 million on the 160 Park Avenue Building in connection with revising our investment strategy to sell this property "as-is" in the second quarter of 2014; we closed on the sale in June 2014. We expect future impairment losses on real estate assets to be dependent upon the nature, timing, and extent of future disposition activities.
General and administrative expenses were $7.1 million for the three months ended June 30, 2015, which represents a decrease as compared to $8.4 million for the three months ended June 30, 2014. The decrease reflects $1.9 million of nonrecurring professional fees incurred in 2014, partially offset by $0.6 million of additional stock compensation expense in 2015. We expect that future general and administrative expenses may fluctuate somewhat over the near-term as we continue to build out our regionalized team.
We incurred total acquisition expenses of $6.1 million for the three months ended June 30, 2014, in connection with acquiring the 221 Main Street Building in San Francisco, California, in April 2014. See Note 3, Real Estate Transactions, of the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $22.8 million for the three months ended June 30, 2015, which represents an increase as compared with $18.9 million for the three months ended June 30, 2014, primarily due to the 2025 Bonds Payable, which were issued in March 2015. Interest expense is expected to fluctuate in the near term as a result of the issuance of the 2025 Bonds Payable, which will be partially offset as other borrowings are reduced using disposition proceeds.
Interest and other income was stable at $1.8 million for the three months ended June 30, 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 6.5 years as of June 30, 2015. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $2,000 for the three months ended June 30, 2015, compared with a loss of $105,000 for the three months ended June 30, 2014. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions, or the manner and timing in which our interest rate swaps are settled. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
Discontinued Operations
Loss from discontinued operations was $0.7 million for the three months ended June 30, 2014. Effective April 1, 2014, we adopted ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date have not been reclassified to discontinued operations. As further explained in Note 9, Held for Sale & Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was $8.7 million, or $0.07 per basic and diluted share, for the three months ended June 30, 2015, which represents a slight increase as compared with $8.0 million, or $0.06 per basic and diluted share, for the three months ended June 30, 2014. The increase is primarily due to $6.1 million of acquisition fees incurred in 2014 for the 221 Main Street Building acquisition, $1.4 million in impairment charges incurred on the 200 South Orange Building in 2014, and a $0.6 million loss in discontinued operations incurred in 2014 for post-closing adjustments to a prior period disposition. These increases are partially offset by a $4.0 million reduction in operating income for properties sold in the second half of 2014 and $3.6 million of additional interest expense resulting from bonds issued in March 2015. See the "Supplemental Performance Measures" section below for a discussion of same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Comparison of the six months ended June 30, 2015 with the six months ended June 30, 2014
Continuing Operations
Rental income was $225.7 million for the six months ended June 30, 2015, which represents an increase as compared with $204.4 million for the six months ended June 30, 2014. The increase includes $36.3 million of additional rental income from the recently acquired properties, partially offset by a reduction of $15.4 million due to the properties sold in 2014. We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $54.8 million and $97.8 million, respectively, for the six months ended June 30, 2015, which represents an increase as compared with $46.7 million and $77.8 million, respectively, for the six months ended June 30, 2014, primarily due to recently acquired properties. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $2.2 million for the six months ended June 30, 2015, which represents an increase as compared with a loss of $1.7 million for the six months ended June 30, 2014, due to additional group bookings and meetings at the hotel. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $3.2 million for the six months ended June 30, 2015, which represents a decrease as compared with $4.3 million for the six months ended June 30, 2014, primarily due to fluctuations in lease termination activity. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were relatively flat at $0.9 million for the six months ended June 30, 2015, and $1.0 million for the six months ended June 30, 2014. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $67.8 million for the six months ended June 30, 2015, which represents an increase as compared with $57.5 million for the six months ended June 30, 2014, primarily due to the $13.6 million impact of recent acquisitions, partially offset by the $4.0 million impact of properties sold during 2014. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $47.0 million for the six months ended June 30, 2015, which represents an increase as compared with $38.7 million for the six months ended June 30, 2014, primarily due to the $13.7 million impact of recent acquisitions, partially offset by the $3.5 million impact of properties sold in 2014. We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
During the six months ended June 30, 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); and $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014). We expect future impairment losses on real estate assets to be dependent upon the nature, timing, and extent of future disposition activities.
General and administrative expenses were relatively stable at $15.1 million for the six months ended June 30, 2015, and $15.4 million for the six months ended June 30, 2014. We expect that future general and administrative expenses may fluctuate somewhat over the near-term as we continue to build out our regionalized team.
We incurred total acquisition expenses of $2.0 million for the six months ended June 30, 2015 in connection with acquiring three properties in January 2015, and $6.1 million for the six months ended June 30, 2014, in connection with acquiring the 221 Main Street Building in April 2014. See Note 3, Real Estate Transactions, of the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $44.2 million for the six months ended June 30, 2015, which represents an increase as compared with $36.8 million for the six months ended June 30, 2014, primarily due to the $4.4 million impact of the 2025 Bonds Payable and the $3.2 million impact of mortgage notes related to properties acquired in 2014. Interest expense is expected to fluctuate in the near-term as a result of the issuance of the 2025 Bonds Payable, which will be offset as other borrowings are reduced using disposition proceeds.
Interest and other income was stable at $3.6 million for the six months ended June 30, 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 6.5 years as of June 30, 2015. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $8,000 for the six months ended June 30, 2015, compared with a loss of $335,000 for the six months ended June 30, 2014. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions, or the manner and timing in which our interest rate swaps are settled. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.

We recognized a loss on early extinguishment of debt of $0.5 million for the six months ended June 30, 2015, due to writing-off deferred financing costs in connection with repaying the Bridge Loan 4.3 months prior to its maturity date (see Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying financial statements) with proceeds from the 2025 Bonds Payable issued in March 2015. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
Discontinued Operations
Loss from discontinued operations was $0.7 million for the six months ended June 30, 2014. Effective April 1, 2014, we adopted ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date, have not been reclassified to discontinued operations. As further explained in Note 9, Held for Sale & Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was $14.3 million, or $0.11 per basic and diluted share, for the six months ended June 30, 2015, which represents an increase as compared with $11.4 million, or $0.09 per basic and diluted share, for the six months ended June 30, 2014. The increase is primarily due to $15.0 million of impairment charges incurred in 2014 on the 160 Park Avenue Building and the 200 South Orange Building, and a $4.1 million decrease in acquisition expense. These increases are partially offset by a $7.8 million reduction in operating income for properties sold in the second half of 2014, $4.4 million of additional interest expense resulting from bonds issued in March 2015, and $3.2 million in additional interest expense resulting from the mortgage notes assumed during 2014. See the "Supplemental Performance Measures" section below for a discussion of same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Supplemental Performance Measures
In addition to net income, we measure the performance of the company using certain non-GAAP supplemental performance measures, including: (i) Funds From Operations ("FFO"), (ii) Net Operating Income ("NOI"), and (iii) Same Store Net Operating Income ("Same Store NOI"). These non-GAAP metrics are commonly used by industry analysts and investors as supplemental operation performance measures of REITs and are viewed by management to be useful indicators of operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, many industry analysts and investors have considered presentation of operating results for real estate companies using historical cost accounting alone to be insufficient. Management believes that the use of FFO, NOI, and Same Store NOI, combined with net income, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
Net income is the most comparable GAAP measure to FFO, NOI, and Same Store NOI. Each of these supplemental performance measures exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income, income from continuing operations before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures used by other companies.
Funds From Operations
FFO is a non-GAAP measure used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance because it principally adjusts for the effects of GAAP depreciation and amortization of real estate assets, which assumes that the value of real estate diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
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
Reconciliations of net income to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation of Net Income to FFO:
Net income	$8,709	$8,021	$14,307	$11,421
Adjustments:
Depreciation of real estate assets	33,813	30,169	67,820	57,473
Amortization of lease-related costs	23,738	20,221	46,957	38,742
Impairment loss on real estate assets	—	1,432	—	14,982
Loss on sale of real estate assets - discontinued operations	—	650	—	978
Total Funds From Operations adjustments	57,551	52,472	114,777	112,175
NAREIT FFO available to common stockholders	$66,260	$60,493	$129,084	$123,596
Net Operating Income
As set forth below, NOI is calculated by deducting property operating costs from rental and other property revenues for continuing operations. As a performance metric comprised of only revenues and expenses directly related to ongoing real estate rental operations, which have been or will be settled in cash, NOI is narrower in scope than FFO.
NOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs. We believe that NOI is another useful supplemental performance measure, as it is an input in many REIT valuation models and it provides a means by which to evaluate the performance of the properties.
The major factors influencing our NOI are property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses.
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio.

On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been owned and in operation since April 1, 2014. NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,
	2015	2014
Revenues:
Rental income	$93,185	$92,924
Tenant reimbursements	23,844	21,969
Hotel income	6,964	6,505
Other property income	420	359
Total revenues	124,413	121,757
Operating expenses:
Property operating costs	(39,787)	(36,805)
Hotel operating costs	(5,147)	(4,689)
Total operating expenses	(44,934)	(41,494)
Same Store NOI	$79,479	$80,263
NOI from acquisitions(1)	13,618	1,869
NOI from dispositions(2)	3	7,532
Net operating income total	$93,100	$89,664

(1)	Acquisitions include: 315 Park Avenue South, 1881 Campus Commons, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(2)	Dispositions include: Lenox Park Buildings, 9 Technology Drive, 7031 Columbia Gateway Drive, 200 South Orange, and 160 Park Avenue.
A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,
	2015	2014
Net income	$8,709	$8,021
Net interest expense	22,762	18,860
Interest income from development authority bonds	(1,800)	(1,800)
Income tax benefit	91	351
Depreciation	33,813	30,169
Amortization	23,738	20,221
Real estate acquisition costs	—	6,102
Impairment loss	—	1,432
Discontinued operations adjustment	—	650
General and administrative	7,080	8,412
Interest rate swap valuation adjustment	(1,319)	(1,227)
Interest expense associated with interest rate swaps	1,321	1,332
Lease termination income(1)	(1,295)	(3,138)
Loss on disposition of real estate assets - discontinued operations	—	279
Net Operating Income	$93,100	$89,664
NOI from Acquisitions(2)	(13,618)	(1,869)
NOI from Dispositions(3)	(3)	(7,532)
Same Store NOI	$79,479	$80,263

(1)	Lease termination income includes adjustments for straight-line rent related to lease terminations.

(2)	Acquisitions includes 315 Park Avenue South, 1881 Campus Commons, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(3)	Dispositions includes: Lenox Park Buildings, 9 Technology Drive, 7031 Columbia Gateway Drive, 200 South Orange, and 160 Park Avenue.

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
Related-Party Transactions
During the six months ended June 30, 2015 and 2014, we did not have any related party transactions.
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
11 Property Sale
On July 1, 2015, we announced the sale of 11 properties, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
229 West 43rd Street Purchase Agreement
On July 20, 2015, we entered an agreement to purchase the office portion, approximately 481,000 square feet, of the 229 West 43rd Street Building, a 16-story, 732,000-square-foot building in Midtown Manhattan, for a gross sales price of $516 million.We anticipate funding this acquisition with a $300.0 million, six-month bridge loan and additional borrowings under the JPMorgan Chase Credit Facility, and closing on this transaction in August 2015.
Loan Repayment
On July 13, 2015, we repaid the 100 East Pratt Street Building mortgage note, as described in Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying consolidated financial statements.
Term Loan & JPMorgan Chase Credit Facility
On July 30, 2015, we closed on two term loans and the replacement of the JPMorgan Chase Credit Facility, as described in Note 4, Line of Credit, Term Loan, and Notes Payable, of the accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the JPMorgan Chase Credit Facility and the $450 Million Term Loan. However, only the JPMorgan Chase Credit Facility bears interest at an effectively variable rate, as the variable rate on the $450 Million Term Loan has been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of June 30, 2015, we had $316.0 million of outstanding borrowings under the JPMorgan Chase Credit Facility; $450.0 million outstanding on the $450 Million Term Loan; $249.3 million in 2018 Bonds Payable outstanding; $349.5 million in 2025 Bonds Payable outstanding; and $772.7 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 3.82% as of June 30, 2015.
Approximately $1,821.5 million of our total debt outstanding as of June 30, 2015 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2015, these balances incurred interest expense at an average interest rate of 4.16% and have expirations ranging from 2016 through 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our variable-rate debt facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at June 30, 2015, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)	During the quarter ended June 30, 2015, we redeemed shares as follows (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)
April 2015	4	$27.16
May 2015	—	$—
June 2015	—	$—

(1)	All activity for April 2015 related to the remittances of shares for income taxes associated with accelerated vesting of certain stock grants made under the LTIP (see Note 7, Stockholders' Equity).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 30, 2015	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2015 FORM 10-Q OF
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

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplement Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.3).
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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