Form 10-Q
period 2015-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2015-10-29
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of October 23, 2015: 124,363,587 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2014. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets:
Real estate assets, at cost:
Land	$1,056,275	$785,101
Buildings and improvements, less accumulated depreciation of $648,405 and $660,098, as of September 30, 2015 and December 31, 2014, respectively	3,322,241	3,026,431
Intangible lease assets, less accumulated amortization of $266,454 and $313,822, as of September 30, 2015 and December 31, 2014, respectively	280,049	247,068
Construction in progress	45,623	17,962
Total real estate assets	4,704,188	4,076,562
Cash and cash equivalents	44,823	149,790
Tenant receivables, net of allowance for doubtful accounts of $1 and $3 as of September 30, 2015 and December 31, 2014	10,818	6,945
Straight-line rent receivable	112,750	116,489
Prepaid expenses and other assets	29,636	52,143
Deferred financing costs, less accumulated amortization of $17,494 and $15,205, as of September 30, 2015 and December 31, 2014, respectively	13,719	8,426
Intangible lease origination costs, less accumulated amortization of $181,420 and $219,626, as of September 30, 2015 and December 31, 2014, respectively	87,710	105,528
Deferred lease costs, less accumulated amortization of $39,845 and $36,589, as of September 30, 2015 and December 31, 2014, respectively	99,035	102,995
Investment in development authority bonds	120,000	120,000
Total assets	$5,222,679	$4,738,878
Liabilities:
Line of credit, term loans, and notes payable	$1,659,387	$1,430,884
Bonds payable, net of discounts of $1,096 and $818, as of September 30, 2015 and December 31, 2014, respectively	598,904	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	110,103	106,276
Deferred income	25,232	24,753
Intangible lease liabilities, less accumulated amortization of $83,736 and $84,935, as of September 30, 2015 and December 31, 2014, respectively	66,753	74,305
Obligations under capital leases	120,000	120,000
Total liabilities	2,580,379	2,005,400
Commitments and Contingencies (Note 6)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 124,510,229 and 124,973,304 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,245	1,249
Additional paid-in capital	4,591,204	4,601,808
Cumulative distributions in excess of earnings	(1,945,731)	(1,867,611)
Cumulative other comprehensive loss	(4,418)	(1,968)
Total equity	2,642,300	2,733,478
Total liabilities and equity	$5,222,679	$4,738,878
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$107,011	$104,938	$332,736	$309,326
Tenant reimbursements	22,627	23,861	77,395	70,528
Hotel income	6,941	6,732	18,898	17,298
Other property income	1,140	1,450	4,357	5,754
	137,719	136,981	433,386	402,906
Expenses:
Property operating costs	46,538	41,144	144,375	118,956
Hotel operating costs	5,331	5,039	15,069	13,869
Asset and property management fees	472	682	1,372	1,646
Depreciation	32,441	29,980	100,261	87,453
Amortization	20,276	19,476	67,233	58,218
Impairment loss on real estate assets	—	—	—	14,982
General and administrative	6,797	7,836	21,921	23,194
Acquisition expenses	1,680	7,996	3,675	14,098
	113,535	112,153	353,906	332,416
Real estate operating income	24,184	24,828	79,480	70,490
Other income (expense):
Interest expense	(22,012)	(19,273)	(66,261)	(56,043)
Interest and other income	1,808	1,803	5,448	5,415
Loss on interest rate swaps	(1,102)	(28)	(1,110)	(363)
Loss on early extinguishment of debt	(2,672)	—	(3,149)	—
	(23,978)	(17,498)	(65,072)	(50,991)
Income from continuing operations before income tax expense, and gain on sale of real estate	206	7,330	14,408	19,499
Income tax expense	(245)	(409)	(140)	(416)
Income (loss) from continuing operations before gain on sale of real estate	(39)	6,921	14,268	19,083
Gain on sale of real estate assets	20,182	18,607	20,182	18,607
Income from continuing operations	20,143	25,528	34,450	37,690
Discontinued operations:
Operating loss from discontinued operations	—	(540)	—	(303)
Loss on disposition of discontinued operations	—	—	—	(978)
Loss from discontinued operations	—	(540)	—	(1,281)
Net income	$20,143	$24,988	$34,450	$36,409
Per-share information – basic:
Income from continuing operations	$0.16	$0.20	$0.28	$0.30
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income	$0.16	$0.20	$0.28	$0.29
Weighted-average common shares outstanding – basic	124,359	124,863	124,359	124,858
Per-share information – diluted:
Income from continuing operations	$0.16	$0.20	$0.28	$0.30
Loss from discontinued operations	$0.00	$0.00	$0.00	$(0.01)
Net income	$0.16	$0.20	$0.28	$0.29
Weighted-average common shares outstanding – diluted	124,460	124,938	124,445	124,921
Dividends per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,143	$24,988	$34,450	$36,409
Settlement of interest rate swap	1,102	—	1,102	—
Market value adjustments to interest rate swaps	(4,147)	850	(3,552)	1,061
Comprehensive income	$17,098	$25,838	$32,000	$37,470

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Redemptions of common stock	(570)	(5)	(12,802)	—	—	(12,807)
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	107	1	2,198	—	—	2,199
Distributions to common stockholders ($0.90 per share)	—	—	—	(112,570)	—	(112,570)
Net income	—	—	—	34,450	—	34,450
Settlement of interest rate swap	—	—	—	—	1,102	1,102
Market value adjustment to interest rate swaps	—	—	—	—	(3,552)	(3,552)
Balance, September 30, 2015	124,510	$1,245	$4,591,204	$(1,945,731)	$(4,418)	$2,642,300

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	139	1	1,197	—	—	1,198
Distributions to common stockholders ($0.90 per share)	—	—	—	(112,471)	—	(112,471)
Net income	—	—	—	36,409	—	36,409
Market value adjustment to interest rate swap	—	—	—	—	1,061	1,061
Balance, September 30, 2014	124,969	$1,249	$4,601,363	$(1,886,346)	$(2,246)	$2,714,020
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$34,450	$36,409
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(11,300)	(7,366)
Depreciation	100,261	87,453
Amortization	59,880	56,087
Impairment loss on real estate assets	—	14,982
Noncash interest expense	3,138	2,297
Loss on early extinguishment of debt	3,149	—
Gain on interest rate swaps	(1,532)	(3,624)
Gain on sale of real estate	(20,182)	(17,629)
Stock-based compensation expense	2,925	1,511
Changes in assets and liabilities, net of acquisitions:
Increase in tenant receivables, net	(3,205)	(1,533)
Decrease in prepaid expenses and other assets	377	2,252
Increase (decrease) in accounts payable and accrued expenses	6,539	(4,195)
Increase in deferred income	479	4,482
Net cash provided by operating activities	174,979	171,126
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	422,125	131,028
Real estate acquisitions	(1,062,031)	(335,986)
Capital improvements	(64,086)	(41,615)
Deferred lease costs paid	(15,403)	(12,057)
Net cash used in investing activities	(719,395)	(258,630)
Cash Flows from Financing Activities:
Financing costs paid	(9,607)	(1,482)
Costs paid to prepay debt and settle interest rate swap	(3,165)	—
Proceeds from lines of credit and notes payable	1,854,000	283,000
Repayments of lines of credit and notes payable	(1,625,187)	(134,965)
Proceeds from issuance of bonds payable	349,507	—
Distributions paid to stockholders	(112,570)	(112,471)
Redemptions of common stock	(13,529)	—
Net cash provided by financing activities	439,449	34,082
Net decrease in cash and cash equivalents	(104,967)	(53,422)
Cash and cash equivalents, beginning of period	149,790	99,855
Cash and cash equivalents, end of period	$44,823	$46,433
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of September 30, 2015, Columbia Property Trust owned 28 office properties and one hotel, which includes 41 operational buildings comprising approximately 14.2 million square feet of commercial space, located in 12 states. As of September 30, 2015, the office properties were approximately 93.3% leased.

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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of our real estate assets and related intangible assets for the nine months ended September 30, 2015.
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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of September 30, 2015, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
When calculating the intangible assets and liabilities for above-market and below-market tenant and ground leases where we are either the lessor or the lessee, the difference between the contractual rental rates and our estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. The remaining term of leases with renewal options at terms significantly below market reflect the assumed exercise of such below market renewal options and assume the amortization period would coincide with the extended lease term.
As of September 30, 2015 and December 31, 2014, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2015	Gross	$53,525	$352,062	$269,130	$150,489
	Accumulated Amortization	(40,019)	(209,404)	(181,420)	(83,736)
	Net	$13,506	$142,658	$87,710	$66,753
December 31, 2014	Gross	$79,805	$370,412	$325,154	$159,240
	Accumulated Amortization	(61,619)	(237,084)	(219,626)	(84,935)
	Net	$18,186	$133,328	$105,528	$74,305
For the three and nine months ended September 30, 2015 and 2014, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2015	$823	$10,926	$6,728	$4,634
For the three months ended September 30, 2014	$1,333	$8,979	$8,232	$3,754
For the nine months ended September 30, 2015	$3,578	$35,724	$23,006	$15,190
For the nine months ended September 30, 2014	$4,039	$26,230	$25,105	$10,613

The remaining net intangible assets and liabilities, as of September 30, 2015, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2015	$823	$11,360	$5,741	$4,393
For the years ending December 31:
2016	2,953	33,892	20,601	14,319
2017	1,750	21,693	14,763	9,270
2018	1,004	15,694	10,644	7,234
2019	998	13,742	9,636	6,557
2020	996	11,754	8,515	5,363
Thereafter	4,982	34,523	17,810	19,617
	$13,506	$142,658	$87,710	$66,753
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption, measured over a period equal to the remaining non-cancelable terms of the leases, including significantly below-market options for which exercise of the renewal option appears to be reasonably assured. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million and $110.7 million as of September 30, 2015 and December 31, 2014, respectively, and recognized amortization of these assets of approximately $0.6 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and approximately $1.9 million and $1.6 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, the remaining net below-market lease assets will be amortized as follows (in thousands):

For the remainder of 2015	$637
For the years ending December 31:
2016	2,549
2017	2,549
2018	2,549
2019	2,549
2020	2,549
Thereafter	110,502
$123,884
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(4,418)	$(1,968)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	—	$(2,633)
Fair value of interest rate swaps		$(4,418)	$(4,601)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(4,147)	$850	$(3,552)	$1,061
Loss on interest rate swap recognized through earnings	$(1,102)	$(28)	$(1,110)	$(363)
In July 2015, Columbia Property Trust paid $1.1 million to settle the interest rate swap on the $450 Million Term Loan, which is reflected in earnings. See Note 4, Line of Credit, Term Loans, and Notes Payable, for additional details. During the periods presented, there was no other hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01, through September 4, 2017 (the "Stock Repurchase Program"). Columbia Property Trust expects to acquire shares primarily through open market transactions, subject to market conditions and other factors. As of September 30, 2015, $187.2 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement – Prior Period Adjustments ("ASU 2015-16"), which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a real estate acquisition at the acquisition date, rather the cumulative impact of any adjustment should be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 will be effective for Columbia Property Trust beginning on January 1, 2016. Columbia Property Trust does not expect the adoption of ASU 2015-16 to have a material impact on its financial statements and disclosures.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires deferred financing costs to be presented on the balance sheet as a direct deduction of the carrying amount of the related debt. In August 2015, the FASB issued Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"), which allows for deferred financing costs associated with line of credit agreements, which may not have an outstanding balance, to continue to be presented as an asset. ASU 2015-03 and ASU 2015-15 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2016, and early adoption is permitted. We expect the implementation of ASU 2015-03 and ASU 2015-15 to impact our balance sheet presentation by requiring a portion of deferred financing costs, currently reported as an asset, to be reflected as a reduction to line of credit, term loans, and notes payable, a liability, for all periods presented.
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

3.	Real Estate Transactions
During 2014 and the nine months ended September 30, 2015, Columbia Property Trust acquired the following properties (in thousands):

	315 Park Avenue South Building	1881 Campus Commons Building	116 Huntington Avenue Building	229 West 43rd Street Building	221 Main Street Building	650 California Street Building
Location	New York, NY	Reston, VA	Boston, MA	New York, NY	San Francisco, CA	San Francisco, CA
Date Acquired	January 7, 2015	January 7, 2015	January 8, 2015	August 4, 2015	April 22, 2014	September 9, 2014
Purchase price:
Land	$119,633	$7,179	$—	$207,233	$60,509	$75,384
Building and improvements	232,598	49,273	108,383	265,952	161,853	221,135
Intangible lease assets	16,912	4,643	7,907	27,039	12,776	19,306
Intangible below market ground lease assets	—	—	30,244	—	—	—
Intangible lease origination costs	4,148	1,603	2,669	10,059	3,475	4,290
Intangible below market lease liability	(7,487)	(97)	(1,878)	—	(10,323)	(9,908)
Total purchase price	$365,804	$62,601	$147,325	$510,283	$228,290	$310,207
The purchase price for the 229 West 43rd Street Building includes allocations based upon preliminary estimates of the fair value of the assets and liabilities acquired. These allocations may be adjusted in the future upon finalization of these preliminary estimates. See Note 2, Summary of Significant Accounting Policies, for a discussion of the estimated useful life for each asset class.
2015 Acquisitions
The January 2015 acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, and the 116 Huntington Avenue Building were funded with proceeds from the issuance of $350.0 million of bonds payable due in 2025, proceeds from the Revolving Credit Facility, and cash on hand.
Portfolio Acquisition - 315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 328,000-square-foot office building in New York, New York (the "315 Park Avenue South Building") and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments.
As of the acquisition date, the 315 Park Avenue South Building was 94.9% leased to nine tenants, including Credit Suisse (74%). For the period from January 7, 2015 to September 30, 2015, Columbia Property Trust recognized revenues of $18.8 million and a net loss of $4.8 million from the 315 Park Avenue South Building. The net loss includes acquisition expenses of $1.2 million.
As of the acquisition date, the 1881 Campus Commons Building was 78.0% leased to 15 tenants, including SOS International (15%) and Siemens (12%). For the period from January 7, 2015 to September 30, 2015, Columbia Property Trust recognized revenues of $4.6 million and a net loss of $1.6 million from the 1881 Campus Commons Building. The net loss includes acquisition expenses of $0.5 million.
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 271,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to September 30, 2015, Columbia Property Trust recognized revenues of $8.3 million and a net loss of $0.6 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.
229 West 43rd Street Building
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street building, a 16-story,732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York (the "229

West 43rd Street Building"), for $516.0 million, exclusive of transaction costs and purchase price adjustments. This acquisition was funded with the $300 Million Bridge Loan and borrowings on the Revolving Credit Facility, as described in Note 4, Line of Credit, Term Loans, and Notes Payable. As of the acquisition date, the 229 West 43rd Street Building was 98% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%). For the period from August 4, 2015 to September 30, 2015, Columbia Property Trust recognized revenues of $5.5 million and net income of $0.4 million from the 229 West 43rd Street Building. The net income includes acquisition expenses of $1.7 million.
2014 Acquisitions
221 Main Street Building
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 378,000-square-foot office building in San Francisco, California, for $228.8 million, exclusive of closing costs. The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (16%). Columbia Property Trust recognized revenues of $7.9 million and a net loss of $9.4 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to September 30, 2014. The net loss includes acquisition expenses of $6.1 million.
650 California Street Building
On September 9, 2014, Columbia Property Trust acquired the 650 California Street Building, a 477,000 square foot office building in San Francisco, California, for $310.2 million, exclusive of transaction costs. The acquisition was funded with a $130.0 million assumed mortgage note, $118.0 million of borrowings on the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 650 California Street Building was 88.1% leased to 18 tenants, including Littler Mendelson (24%), Credit Suisse (13%), and Goodby Silverstein (11%). Columbia Property Trust recognized revenues of $1.3 million and a net loss of $8.3 million from the 650 California Street Building acquisition for the period from September 9, 2014 to September 30, 2014. The net loss includes acquisition expenses of $8.0 million.
Proforma Financial Information
The following unaudited pro forma statements of operations presented for the three and nine months ended September 30, 2015 and 2014, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, the 229 West 43rd Street Building, the 221 Main Street Building, and the 650 California Street Building as if the acquisitions occurred on January 1, 2014. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$140,225	$152,628	$450,020	$454,665
Net income (loss)	$21,534	$17,641	$36,183	$(1,841)
Net income (loss) per share - basic	$0.17	$0.14	$0.29	$(0.02)
Net income (loss) per share - diluted	$0.17	$0.14	$0.29	$(0.02)

2015 Dispositions
During the nine months ended September 30, 2015, Columbia Property Trust closed on the following transactions:
11 Property Sale
On July 1, 2015, Columbia Property Trust sold 11 properties to an unaffiliated third party for $433.3 million, exclusive of closing costs (the "11 Property Sale"), which resulted in a gain of $20.2 million. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million; and for the nine months ended September 30, 2014, the net income for the properties included in the 11 Property Sale was $9.4 million. The following properties comprise the 11 Property Sale:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III
2014 Dispositions
During the nine months ended September 30, 2014, Columbia Property Trust disposed of the following properties:
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

4.    Line of Credit, Term Loans, and Notes Payable
As of September 30, 2015 and December 31, 2014, Columbia Property Trust had the following line of credit, term loans, and notes payable indebtedness (excluding bonds payable; see Note 5, Bonds Payable) in thousands:

Facility	September 30, 2015	December 31, 2014
Market Square Buildings mortgage note	$325,000	$325,000
$300 Million Term Loan	300,000	—
$300 Million Bridge Loan	300,000	—
Revolving Credit Facility	264,000	—
$150 Million Term Loan	150,000	—
650 California Street Building mortgage note	129,395	130,000
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	29,992	32,074
$450 Million Term Loan	—	450,000
333 Market Street Building mortgage note	—	206,810
100 East Pratt Street Building mortgage note	—	105,000
215 Diehl Road Building mortgage note	—	21,000
Total indebtedness	$1,659,387	$1,430,884
Term Loans
On July 30, 2015, Columbia Property Trust replaced its $450 Million Term Loan, which had a maturity date of February 3, 2016, with two separate term loans. Columbia Property Trust entered into a $300 million unsecured, single-draw term loan (the "$300 Million Term Loan") with a syndicate of banks with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners. The $300 Million Term Loan matures on July 31, 2020. Columbia Property Trust also entered into a $150 million unsecured, single-draw term loan (the "$150 Million Term Loan") with a syndicate of banks with Wells Fargo Securities, LLC, U.S. Bank National Association, and Regions Capital Markets serving as joint lead arrangers and joint bookrunners. The $150 Million Term Loan matures on July 29, 2022.
The $300 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on Columbia Property Trust's applicable credit rating. The $300 Million Term Loan and the Revolving Credit Facility, as described below, provide for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $150 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR Loans, or a base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans, based on Columbia Property Trust's applicable credit rating. The interest rate on the $150 Million Term Loan has been effectively fixed at 3.52% with an interest rate swap agreement, which was designated as a cash flow hedge. The $150 Million Term Loan provides for four accordion options for an aggregate amount of $300 million, subject to certain conditions.
The $450 Million Term Loan bore interest at LIBOR, plus an applicable margin ranging from 1.15% to 1.95% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.15% to 0.95% for base rate loans, based on Columbia Property Trust's applicable credit rating. The interest rate on the $450 Million Term Loan was effectively fixed at 2.07% with an interest rate swap agreement, which was designated as a cash flow hedge. At the time the $450 Million Term Loan was replaced, the related interest rate swap was settled, resulting in a loss on interest rate swap of $1.1 million.
Revolving Credit Facility
On July 30, 2015, Columbia Property Trust amended its revolving credit facility (the "Revolving Credit Facility") with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from August 2017 to July 2019 with two, six-month extension options; (iii) enable Columbia Property Trust to increase the Revolving Credit Facility and the $300 Million Term Loan, as described above, by an aggregate amount of up to $400 million on four occasions; and (iv) revise certain covenants under the facility.
The Revolving Credit Facility, as entered into on July 30, 2015, bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR-based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on Columbia Property Trust's applicable credit rating. Previously, the applicable margin was a range from 1.00% to 1.70% for LIBOR-based borrowings or a range from 0.00% to 0.70% for base rate borrowings. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.125% to 0.30%, also based on Columbia Property Trust's applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.15% to 0.35%.
$300 Million Bridge Loan
On August 4, 2015, Columbia Property Trust took out a $300.0 million, six-month, unsecured loan with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "$300 Million Bridge Loan") to finance a portion of the 229 West 43rd Street Building acquisition. At Columbia Property Trust's option, borrowings under the $300 Million Bridge Loan bear interest at either (i) an alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.75% or (ii) LIBOR plus an applicable margin based on five stated pricing levels ranging from 0.90% to 1.75%, in each case based on Columbia Property Trust's credit rating.
The $300 Million Bridge Loan matures on February 4, 2016, with a six-month extension at the option of Columbia Property Trust, and may be prepaid by Columbia Property Trust at any time without premium or penalty. In addition, amounts under the $300 Million Bridge Loan must be repaid by Columbia Property Trust with the net cash proceeds of certain financing activities and asset sales, including (i) the issuance of common or preferred equity securities, (ii) the incurrence of mortgage indebtedness on any property, (iii) the incurrence of unsecured indebtedness, or (iv) the sale of certain real estate assets or any equity interests.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2015 and December 31, 2014, was approximately $1,690.2 million and $1,465.2 million, respectively. Columbia Property Trust estimated the fair value of its Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, and the $300 Million Bridge Loan (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants in the Debt Facilities:

(a)	limit the ratio of secured debt to total asset value, as defined therein, to 40% or less;

(b)	require the fixed charge coverage ratio, as defined therein, to be at least 1.50:1.00;

(c)	limit the ratio of debt to total asset value, as defined therein, to 60% or less;

(d)	require the ratio of unencumbered adjusted net operating income, as defined therein, to unsecured interest expense, as defined therein, to be at least 1.66:1.00;

(e)	require the ratio of unencumbered asset value, as defined therein, to total unsecured debt, as defined therein, to be at least 1.75:1.00; and

(f)	require maintenance of certain minimum tangible net worth balances.
The $300 Million Bridge Loan also contains customary negative covenants applicable to Columbia Property Trust, Columbia Property Trust OP, and certain subsidiaries, including, among other things, restrictions on indebtedness, liens, restricted payments, sales of assets and transactions with affiliates, and customary events of default, including but not limited to, the nonpayment of principal or interest, material inaccuracy of representations and warranties, violations of covenants, cross-default to material indebtedness, bankruptcy and insolvency, and material adverse judgments. As of September 30, 2015, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Interest Paid and Capitalized

During the nine months ended September 30, 2015 and 2014, Columbia Property Trust made interest payments totaling approximately $43.4 million and $40.9 million, respectively, of which approximately $0.4 million was capitalized during the nine months ended September 30, 2015, and no interest was capitalized during the nine months ended September 30, 2014.
Debt Repayments
On January 6, 2015, Columbia Property Trust entered into a $300 million, six-month, unsecured loan to finance a portion of the real estate assets purchased in January 2015. On March 12, 2015, Columbia Property Trust fully repaid the loan with proceeds from the 2025 Bonds Payable, as described in Note 5, Bonds Payable, at which time Columbia Property Trust recognized a loss on early extinguishment of debt of $0.5 million as a result of writing off the unamortized deferred financing costs. The loan was set to mature on July 6, 2015.
On June 1, 2015, Columbia Property Trust repaid the mortgage note for the 333 Market Street Building for $206.5 million and the related interest rate swap agreement expired. The maturity date for the 333 Market Street Building mortgage note was July 1, 2015.
On July 1, 2015, in connection with the 11 Property Sale, Columbia Property Trust repaid the mortgage note for the 215 Diehl Road Building, one of the properties included in the 11 Property Sale, for $21.0 million. As a result, Columbia Property Trust recognized a loss on early extinguishment of debt of $2.1 million, primarily as a result of a prepayment premium. The maturity date for the 215 Diehl Road Building mortgage note was July 1, 2017.
On July 13, 2015, Columbia Property Trust repaid the $105.0 million mortgage note on the 100 East Pratt Street Building at par. The maturity date for the 100 East Pratt Street Building mortgage note was June 11, 2017.
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
Interest payments of $7.3 million were made on the 2018 Bonds Payable during the nine months ended September 30, 2015 and 2014, respectively. The first interest payment on the 2025 Bonds Payable will be made in October 2015. Columbia Property Trust is subject to substantially similar covenants under the 2025 Bonds Payable and the 2018 Bonds Payable. As of September 30, 2015, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
As of September 30, 2015, the estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was approximately $602.4 million. As of December 31, 2014, the estimated fair value of the 2018 Bonds Payable was $250.6 million. The fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

6.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2015, no such options have been exercised that have not been materially satisfied.
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
On January 21, 2015, Columbia Property Trust granted 123,187 shares of common stock to employees, net of 11,368 shares withheld to settle the related tax liability, under the LTIP (the "2014 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2016, 2017, and 2018. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the nine months ended September 30, 2015 follows:

	For the Nine Months Ended September 30, 2015
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	104	$24.82
Granted	123	$24.40
Vested	(74)	$24.60
Forfeited	(2)	$24.56
Unvested shares - end of period(2)	151	$24.59

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of September 30, 2015, we expect approximately 143,000 of the 151,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the nine months ended September 30, 2015 and 2014, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
October 1, 2015	4,571	$23.40
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
October 1, 2014	4,960	$23.89
For the three and nine months ended September 30, 2015 and 2014, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization of unvested LTIP awards	$381	$185	$1,308	$645
Future employee awards(1)	412	225	1,228	624
Issuance of shares to independent directors	103	78	389	242
Total stock-based compensation expense	$896	$488	$2,925	$1,511

(1)
These future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2015 and December 31, 2014, there was $2.5 million and $1.7 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.

8.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Investments in real estate funded with other assets	$27,000	$3,807
Other assets assumed at acquisition	$7,785	$2,493
Other liabilities assumed at acquisition	$4,765	$2,004
Notes payable assumed at acquisition	$—	$203,000
Discount on issuance of bonds payable	$494	$—
Amortization of net (premiums) discounts on debt	$(94)	$270
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(3,552)	$1,061
Accrued capital expenditures and deferred lease costs	$16,444	$16,808
Accrued deferred financing costs	$2	$31
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$2,925	$1,197

9.	Discontinued Operations
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
Columbia Property Trust sold 18 properties for $521.5 million in November 2013, resulting in a net loss of $0.4 million (the "18 Property Sale"). The activity for the three and nine months ended September 30, 2014, relates to post-closing adjustments and true ups related to this 18 Property Sale.

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Revenues:
Rental income	$—	$4
Tenant reimbursements	15	115
	15	119
Expenses:
Property operating costs	7	(258)
Asset and property management fees	—	7
General and administrative	548	676
Total expenses	555	425
Operating loss	(540)	(306)
Other income (expense):
Interest and other income	—	3
Operating loss from discontinued operations	(540)	(303)
Loss on disposition of discontinued operations	—	(978)
Loss from discontinued operations	$(540)	$(1,281)

10.    Earnings Per Share
For the three and nine months ended September 30, 2015 and 2014, the basic and diluted earnings-per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP and future employee awards, which relate to service in the current period and will be granted in January of the subsequent year. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$20,143	$24,988	$34,450	$36,409
Distributions paid on unvested shares	(45)	(32)	(139)	(96)
Net income used to calculate basic and diluted earnings per share	$20,098	$24,956	$34,311	$36,313
The following table reconciles the denominator for the basic and diluted earnings per-share computations shown on the consolidated statements of income for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average common shares - basic	124,359	124,863	124,359	124,858
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	37	29	28	26
Future LTIP awards for 2015	64	46	58	37
Weighted-average common shares - diluted	124,460	124,938	124,445	124,921
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in thousands); and its condensed consolidating statements of cash flows for the nine months ended September 30, 2015 and 2014 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$1,050,034	$—	$1,056,275
Buildings and improvements, net	—	29,438	3,292,803	—	3,322,241
Intangible lease assets, net	—	—	280,049	—	280,049
Construction in progress	—	304	45,319	—	45,623
Total real estate assets	—	35,983	4,668,205	—	4,704,188
Cash and cash equivalents	2,520	12,409	29,894	—	44,823
Investment in subsidiaries	2,322,592	1,923,790	—	(4,246,382)	—
Tenant receivables, net of allowance	—	12	10,806	—	10,818
Straight-line rent receivable	—	1,228	111,522	—	112,750
Prepaid expenses and other assets	317,188	261,796	24,292	(573,640)	29,636
Deferred financing costs, net	—	11,840	1,879	—	13,719
Intangible lease origination costs, net	—	—	87,710	—	87,710
Deferred lease costs, net	—	1,654	97,381	—	99,035
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,642,300	$2,248,712	$5,151,689	$(4,820,022)	$5,222,679
Liabilities:
Line of credit, term loans, and notes payable	$—	$1,014,000	$1,216,558	$(571,171)	$1,659,387
Bonds payable, net	—	598,904	—	—	598,904
Accounts payable, accrued expenses, and accrued capital expenditures	—	23,727	86,376	—	110,103
Due to affiliates	—	26	2,443	(2,469)	—
Deferred income	—	249	24,983	—	25,232
Intangible lease liabilities, net	—	—	66,753	—	66,753
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	—	1,636,906	1,517,113	(573,640)	2,580,379
Equity:
Total equity	2,642,300	611,806	3,634,576	(4,246,382)	2,642,300
Total liabilities and equity	$2,642,300	$2,248,712	$5,151,689	$(4,820,022)	$5,222,679

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,860	$—	$785,101
Building and improvements, net	—	29,899	2,996,532	—	3,026,431
Intangible lease assets, net	—	—	247,068	—	247,068
Construction in progress	—	433	17,529	—	17,962
Total real estate assets	—	36,573	4,039,989	—	4,076,562
Cash and cash equivalents	119,488	10,504	19,798	—	149,790
Investment in subsidiaries	2,409,941	2,120,018	—	(4,529,959)	—
Tenant receivables, net of allowance	—	246	6,699	—	6,945
Straight-line rent receivable	—	781	115,708	—	116,489
Prepaid expenses and other assets	204,079	148,226	19,734	(319,896)	52,143
Deferred financing costs, net	—	6,020	2,406	—	8,426
Intangible lease origination costs, net	—	—	105,528	—	105,528
Deferred lease costs, net	—	1,658	101,337	—	102,995
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878
Liabilities:
Lines of credit, term loans, and notes payable	$—	$450,000	$1,299,232	$(318,348)	$1,430,884
Bonds payable, net	—	249,182	—	—	249,182
Accounts payable, accrued expenses, and accrued capital expenditures	30	9,749	96,497	—	106,276
Due to affiliates	—	24	1,524	(1,548)	—
Deferred income	—	171	24,582	—	24,753
Intangible lease liabilities, net	—	—	74,305	—	74,305
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	30	709,126	1,616,140	(319,896)	2,005,400
Equity:
Total equity	2,733,478	1,614,900	2,915,059	(4,529,959)	2,733,478
Total liabilities and equity	$2,733,508	$2,324,026	$4,531,199	$(4,849,855)	$4,738,878

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$682	$106,424	$(95)	$107,011
Tenant reimbursements	—	290	22,337	—	22,627
Hotel income	—	—	6,941	—	6,941
Other property income	—	—	1,227	(87)	1,140
	—	972	136,929	(182)	137,719
Expenses:
Property operating costs	—	752	45,881	(95)	46,538
Hotel operating costs	—	—	5,331	—	5,331
Asset and property management fees:
Related-party	—	30	—	(30)	—
Other	—	—	472	—	472
Depreciation	—	651	31,790	—	32,441
Amortization	—	59	20,217	—	20,276
General and administrative	37	2,338	4,479	(57)	6,797
Acquisition expenses	—	—	1,680	—	1,680
	37	3,830	109,850	(182)	113,535
Real estate operating income (loss)	(37)	(2,858)	27,079	—	24,184
Other income (expense):
Interest expense	—	(12,189)	(16,709)	6,886	(22,012)
Interest and other income	3,469	3,417	1,808	(6,886)	1,808
Loss on interest rate swaps	—	(1,101)	(1)	—	(1,102)
Loss on early extinguishment of debt	—	(573)	(2,099)	—	(2,672)
Income from equity investment	16,711	24,273	—	(40,984)	—
	20,180	13,827	(17,001)	(40,984)	(23,978)
Income before income tax expense and gain on sale of real estate assets	20,143	10,969	10,078	(40,984)	206
Income tax expense	—	(5)	(240)	—	(245)
Income before gain on sale of real estate assets	20,143	10,964	9,838	(40,984)	(39)
Gain (loss) on sale of real estate assets	—	(19)	20,201	—	20,182
Net income	$20,143	$10,945	$30,039	$(40,984)	$20,143

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$400	$104,627	$(89)	$104,938
Tenant reimbursements	—	73	23,788	—	23,861
Hotel income	—	—	6,732	—	6,732
Other property income	—	—	1,511	(61)	1,450
	—	473	136,658	(150)	136,981
Expenses:
Property operating costs	—	702	40,531	(89)	41,144
Hotel operating costs	—	—	5,039	—	5,039
Asset and property management fees:
Related-party	—	4	—	(4)	—
Other	—	—	682	—	682
Depreciation	—	440	29,540	—	29,980
Amortization	—	43	19,433	—	19,476
General and administrative	36	2,452	5,405	(57)	7,836
Acquisition expenses	—	—	7,996	—	7,996
	36	3,641	108,626	(150)	112,153
Real estate operating income (loss)	(36)	(3,168)	28,032	—	24,828
Other income (expense):
Interest expense	—	(7,715)	(16,219)	4,661	(19,273)
Interest and other income	1,986	2,676	1,802	(4,661)	1,803
Loss on interest rate swaps	—	—	(28)	—	(28)
Income from equity investment	23,038	29,876	—	(52,914)	—
	25,024	24,837	(14,445)	(52,914)	(17,498)
Income before income tax expense and gain of sale of real estate	24,988	21,669	13,587	(52,914)	7,330
Income tax expense	—	(1)	(408)	—	(409)
Income before gain on sale of real estate	24,988	21,668	13,179	(52,914)	6,921
Gain on sale of real estate	—	—	18,607	—	18,607
Income from continuing operations	24,988	21,668	31,786	(52,914)	25,528
Discontinued operations:
Operating loss from discontinued operations	—	—	(540)	—	(540)
Loss from discontinued operations	—	—	(540)	—	(540)
Net income	$24,988	$21,668	$31,246	$(52,914)	$24,988

Consolidating Statements of Operations (in thousands)

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,926	$331,089	$(279)	$332,736
Tenant reimbursements	—	804	76,591	—	77,395
Hotel income	—	—	18,898	—	18,898
Other property income	—	—	4,605	(248)	4,357
	—	2,730	431,183	(527)	433,386
Expenses:
Property operating costs	—	2,286	142,368	(279)	144,375
Hotel operating costs	—	—	15,069	—	15,069
Asset and property management fees:
Related-party	—	70	—	(70)	—
Other	—	—	1,372	—	1,372
Depreciation	—	1,907	98,354	—	100,261
Amortization	—	173	67,060	—	67,233
General and administrative	113	6,492	15,494	(178)	21,921
Acquisition expenses	—	11	3,664	—	3,675
	113	10,939	343,381	(527)	353,906
Real estate operating income (loss)	(113)	(8,209)	87,802	—	79,480
Other income (expense):
Interest expense	—	(32,656)	(52,904)	19,299	(66,261)
Interest and other income	10,586	8,720	5,441	(19,299)	5,448
Loss on interest rate swaps	—	(1,101)	(9)	—	(1,110)
Loss on early extinguishment of debt	—	(1,050)	(2,099)	—	(3,149)
Income from equity investment	23,977	46,301	—	(70,278)	—
	34,563	20,214	(49,571)	(70,278)	(65,072)
Income before income tax expense and gain on sale of real estate assets	34,450	12,005	38,231	(70,278)	14,408
Income tax expense	—	(16)	(124)	—	(140)
Income before gain on sale of real estate assets	34,450	11,989	38,107	(70,278)	14,268
Gain (loss) on sale of real estate assets	—	(19)	20,201	—	20,182
Net income	$34,450	$11,970	$58,308	$(70,278)	$34,450

Consolidating Statements of Operations (in thousands)

	For the Nine Months Ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$597	$308,999	$(270)	$309,326
Tenant reimbursements	—	162	70,366	—	70,528
Hotel income	—	—	17,298	—	17,298
Other property income	—	—	5,910	(156)	5,754
	—	759	402,573	(426)	402,906
Expenses:
Property operating costs	—	1,924	117,302	(270)	118,956
Hotel operating costs	—	—	13,869	—	13,869
Asset and property management fees:
Related-party	—	12	—	(12)	—
Other	—	—	1,646	—	1,646
Depreciation	—	1,226	86,227	—	87,453
Amortization	—	66	58,152	—	58,218
Impairment loss on real estate assets	—	—	14,982	—	14,982
General and administrative	112	7,666	15,560	(144)	23,194
Acquisition expenses	—	—	14,098	—	14,098
	112	10,894	321,836	(426)	332,416
Real estate operating income (loss)	(112)	(10,135)	80,737	—	70,490
Other income (expense):
Interest expense	—	(22,928)	(47,130)	14,015	(56,043)
Interest and other income	5,962	8,058	5,410	(14,015)	5,415
Loss on interest rate swaps	—	—	(363)	—	(363)
Income from equity investment	30,559	51,329	—	(81,888)	—
	36,521	36,459	(42,083)	(81,888)	(50,991)
Income before income tax expense and gain on sale of real estate assets	36,409	26,324	38,654	(81,888)	19,499
Income tax expense	—	(3)	(413)	—	(416)
Income before gain on sale of real estate assets	36,409	26,321	38,241	(81,888)	19,083
Gain on sale of real estate assets	—	—	18,607	—	18,607
Income from continuing operations	36,409	26,321	56,848	(81,888)	37,690
Discontinued operations:
Operating loss from discontinued operations	—	—	(303)	—	(303)
Loss on disposition of discontinued operations	—	—	(978)	—	(978)
Loss from discontinued operations	—	—	(1,281)	—	(1,281)
Net income	$36,409	$26,321	$55,567	$(81,888)	$36,409

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$20,143	$10,945	$30,039	$(40,984)	$20,143
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Market value adjustments to interest rate swaps	(4,147)	(4,147)	—	4,147	(4,147)
Comprehensive income	$17,098	$7,900	$30,039	$(37,939)	$17,098

	For the Three Months Ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$24,988	$21,668	$31,246	$(52,914)	$24,988
Market value adjustments to interest rate swaps	850	850	—	(850)	850
Comprehensive income	$25,838	$22,518	$31,246	$(53,764)	$25,838

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$34,450	$11,970	$58,308	$(70,278)	$34,450
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Market value adjustments to interest rate swaps	(3,552)	(3,552)	—	3,552	(3,552)
Comprehensive income	$32,000	$9,520	$58,308	$(67,828)	$32,000

	For the Nine Months Ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$36,409	$26,321	$55,567	$(81,888)	$36,409
Market value adjustments to interest rate swaps	1,061	1,061	—	(1,061)	1,061
Comprehensive income	$37,470	$27,382	$55,567	$(82,949)	$37,470

Consolidating Statements of Cash Flows (in thousands)

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(107)	$(37,391)	$212,477	$—	$174,979
Cash flows from investing activities:
Net proceeds from sale of real estate	10,727	411,398	—	—	422,125
Investment in real estate and related assets	(57,198)	(1,006,340)	(77,982)	—	(1,141,520)
Investments in subsidiaries	(1,065,695)	—	—	1,065,695	—
Net cash used in investing activities	(1,112,166)	(594,942)	(77,982)	1,065,695	(719,395)
Cash flows from financing activities:
Debt prepayment and interest rate settlement costs paid	—	(1,102)	(2,063)	—	(3,165)
Borrowings, net of fees	—	2,193,900	—	—	2,193,900
Repayments of notes payable	—	(1,290,000)	(335,187)	—	(1,625,187)
Distributions	(112,570)	—	—	—	(112,570)
Redemptions of common stock	(13,529)	—	—	—	(13,529)
Intercompany contributions (distributions)	1,121,404	(268,560)	212,851	(1,065,695)	—
Net cash provided by (used in) financing activities	995,305	634,238	(124,399)	(1,065,695)	439,449
Net decrease in cash and cash equivalents	(116,968)	1,905	10,096	—	(104,967)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$2,520	$12,409	$29,894	$—	$44,823

	For the Nine Months Ended September 30, 2014
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(108)	$(29,439)	$200,673	$—	$171,126
Cash flows from investing activities:
Net proceeds from sale of real estate	—	131,028	—	—	131,028
Investment in real estate and related assets	—	(342,225)	(47,433)	—	(389,658)
Intercompany contributions (distributions)	(219,063)	—	—	219,063	—
Net cash used in investing activities	(219,063)	(211,197)	(47,433)	219,063	(258,630)
Cash flows from financing activities:
Borrowings, net of fees	—	282,807	(1,289)	—	281,518
Repayments of line of credit and notes payable	—	(133,000)	(1,965)	—	(134,965)
Distributions	(112,471)	—	—	—	(112,471)
Intercompany contributions (distributions)	300,175	78,587	(159,699)	(219,063)	—
Net cash provided by (used in) financing activities	187,704	228,394	(162,953)	(219,063)	34,082
Net decrease in cash and cash equivalents	(31,467)	(12,242)	(9,713)	—	(53,422)
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$21,855	$8,466	$16,112	$—	$46,433

12.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:
On October 28, 2015, Columbia Property Trust sold a 49% interest in the Market Square Buildings, two buildings totaling 687,000-square-feet, to Blackstone Property Partners. With a gross asset value of $595.0 million for the Market Square Buildings, and after deducting the partner’s pro rata share of the $325.0 million indebtedness secured by the Market Square Buildings, as well as an adjustment of $12.25 million for the partner's pro rata share of above market debt, Columbia Property Trust received $120.0 million in gross proceeds. The net proceeds from this transaction will be used to repay a portion of the $300 Million Bridge Loan.

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
Overview
Executive Summary
We continue to focus on generating long-term shareholder returns through growth in net asset values with an emphasis on high-barrier to entry markets. Capital recycling initiatives are enabling us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. During 2015, we invested approximately $1.0 billion in New York and Boston acquisitions, and sold 11 properties situated in outlying markets. In September, we announced a plan to further reduce our exposure to non-target markets by selling three additional assets totaling 2.9 million square feet in Cleveland, Baltimore, and Newark. We will continue to seek opportunities to increase our portfolio allocation to central business district properties, multi-tenant buildings, and primary, high barrier markets and, at the same time, optimize the allocation between our traditional, stabilized core investments, and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
We are continuing to actively manage our debt capital, with a particular focus on our allocation to unsecured borrowings. In the third quarter, we refinanced approximately $1.0 billion of unsecured debt and repaid $126.0 million of mortgage loans. As a result, during the third quarter, we extended our weighted average debt maturity from 4.1 years to 4.8 years; decreased our weighted-average cost of borrowing from 3.75% per annum to 3.43% per annum; and increased our unencumbered pool of assets from $4.2 billion to $4.4 billion.
Further, in September, we launched a stock repurchase program, which authorizes us to purchase up to $200.0 million of our common stock over the next two years. We believe a stock repurchase program will enable us to benefit from market downturns, which may cause our stock to be undervalued from time to time. As of September 30, 2015, we had purchased $12.8 million of common stock at an average price of $22.45 per share.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Historically, we have maintained portfolio occupancy above 90% and within a fairly narrow range. During 2014 and 2015, our average portfolio percentage leased ranged from 91.7% to 93.5%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total number of leases	16	15	53	42
Lease term (months)	101	117	107	143
Square feet of leasing - renewal	18,560	44,986	163,315	551,190
Square feet of leasing - new	120,446	78,043	371,053	225,167
Total square feet of leasing	139,006	123,029	534,368	776,357
Rent leasing spread - renewal(1)	8.5%	49.5%	47.0%	2.5%
Rent leasing spread - new(2)	7.6%	225.1%	69.4%	111.6%
Rent leasing spread - all leases(1)(2)	7.7%	71.6%	62.7%	6.8%
Tenant improvements, per square foot - renewal	$11.19	$82.84	$24.36	$37.55
Tenant improvements, per square foot - new	$39.84	$56.65	$62.13	$51.37
Tenant improvements, per square foot - all leases	$38.37	$66.60	$53.43	$41.50
Leasing commissions, per square foot - renewal	$7.43	$3.58	$14.35	$13.09
Leasing commissions, per square foot - new	$23.51	$20.63	$29.05	$19.95
Leasing commissions, per square foot - all leases	$22.68	$14.15	$25.67	$15.05

(1)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(2)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.
In 2015, rent leasing spreads were significantly positive due to a lease expansion and extension executed in February 2015, with DocuSign, Inc., the anchor tenant at our 221 Main Street Building in San Francisco, which will triple the tenant's presence at the property and extend the term through March 2024. In 2014, rent leasing spreads were significantly positive due to two leases for an aggregate of 62,000 square feet also at the 221 Main Street Building with significant rent roll ups. Over the next twelve months, approximately 1,050,000 square feet of our leases (approximately 7.5% of our office portfolio based on revenues) are scheduled to expire. Approximately 393,000 of this total relates to one tenant at our 800 North Fredrick Building, and 137,000 relates to one tenant at our 80 Park Plaza Building, both of which are currently being marketed for sale.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the third quarter of 2015. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2015, we generated net cash flows from operating activities of $175.0 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $112.6 million.
During the nine months ended September 30, 2015, we acquired four properties for an aggregate gross purchase price of $1,104.0 million with a combination of cash and unsecured borrowings, which included bonds payable, bridge loans and draws on our Revolving Credit Facility. During the third quarter, we also sold 11 properties for $433.3 million and used the sale proceeds to repay two mortgage notes and to reduce the outstanding balance of our Revolving Credit Facility. Additionally, in September, we launched a stock repurchase program which allows the company to repurchase up to $200.0 million of its common stock over the next two years. During September, we repurchased $12.8 million of our common stock using borrowings under our Revolving Credit Facility.
Over the short-term, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt financings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, stock repurchases, property acquisitions, and interest and principal payments on current and maturing debt. We intend to repay the $300 Million Bridge Loan with proceeds from the disposition of properties currently being marketed for sale. The $300 Million Bridge Loan is scheduled to mature in February 2016, with one, six-month extension option. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We listed our shares on the New York Stock Exchange on October 10, 2013, which we believe provides us access to additional and more efficient sources of capital. As of October 26, 2015, we had access to $249.0 million of the borrowing capacity under the Revolving Credit Facility.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and proceeds from secured or unsecured borrowings. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy, we continue to maintain low debt levels, historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of September 30, 2015, our debt-to-real-estate-asset ratio was approximately 39.4%.
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
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of September 30, 2015, we had an outstanding balance of $264.0 million on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
Term Loans
The $300 Million Term Loan matures in July 2020, and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on our applicable credit rating.
The $150 Million Term Loan matures in July 2022. The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.52%.

$300 Million Bridge Loan
The $300 Million Bridge Loan matures on February 4, 2016, with a six-month extension option, and may be prepaid at any time without premium or penalty. At our option, borrowings under the $300 Million Bridge Loan bear interest at either (i) an alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.75% or (ii) LIBOR plus an applicable margin based on five stated pricing levels ranging from 0.90% to 1.75%, in each case based on our credit rating.
Bonds Payable
In March 2015, we issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement. We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million, a portion of which was used to repay a bridge loan, which was originated in January. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
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
Debt Covenants
Our portfolio debt instruments, the $300 Million Bridge Loan, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2025 Bonds Payable, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of September 30, 2015. We expect to continue to be able to meet the requirements of our debt covenants over the next twelve months.
Contractual Commitments and Contingencies
As of September 30, 2015, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Debt obligations	$2,259,387	$1,325	$472,187	$660,875	$1,125,000
Interest obligations on debt(1)	414,173	20,023	145,436	97,524	151,190
Capital lease obligations(2)	120,000	—	—	—	120,000
Operating lease obligations	214,158	639	5,259	5,463	202,797
Total	$3,007,718	$21,987	$622,882	$763,862	$1,598,987

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

(2)
Amounts include principal obligations only. We made interest payments on these obligations of $5.4 million during the nine months ended September 30, 2015, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of September 30, 2015, we owned controlling interests in 28 office properties, which were approximately 93.3% leased, and one hotel. Our operating results are impacted by recent acquisition and disposition activity, as set forth below. In the near term, we expect real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities.

Recent Acquisitions

Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price (in thousands)(1)
2015
229 West 43rd Street	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons	Reston, VA	245,000	January 7, 2015	$64,000
2014
650 California Street	San Francisco, CA	477,000	September 9, 2014	$310,200
221 Main Street	San Francisco, CA	378,000	April 22, 2014	$228,800

(1)	Exclusive of transaction costs and purchase price adjustments.
Recent Dispositions

Property	Location	Rentable Square Footage	Transaction Date	Sale Price (in thousands)
2015
170 Park Avenue	Florham Park, NJ	145,000	July 1, 2015
180 Park Avenue	Florham Park, NJ	224,000	July 1, 2015
Robbins Road	Westford, MA	458,000	July 1, 2015
Bannockburn Lake III	Bannockburn, IL	107,000	July 1, 2015
544 Lakeview	Vernon Hills, IL	139,000	July 1, 2015
Highland Landmark III	Downers Grove, MD	273,000	July 1, 2015
The Corridors III	Downers Grove, MD	222,000	July 1, 2015
Acxiom	Downers Grove, MD	322,000	July 1, 2015
215 Diehl Road	Naperville, IL	162,000	July 1, 2015
1580 West Nursery	Linthicum, MD	315,000	July 1, 2015
550 King Street	Boston, MA	490,000	July 1, 2015
11 Property Sale Total		2,857,000		$433,300
2014
Lenox Park Property	Atlanta, GA	1,040,000	October 3, 2014	$290,000
9 Technology Drive	Westborough, MA	251,000	August 22, 2014	$47,000
7031 Columbia Gateway Drive	Columbia, MD	248,000	July 1, 2014	$59,500
200 South Orange	Orlando, FL	128,000	June 30, 2014	$18,800
160 Park Avenue	Florham Park, NJ	240,000	June 4, 2014	$10,200
Comparison of the three months ended September 30, 2015 with the three months ended September 30, 2014
Continuing Operations
Rental income was $107.0 million for the three months ended September 30, 2015, which represents an increase as compared with $104.9 million for the three months ended September 30, 2014. The increase includes $19.4 million of additional rental income from the recently acquired properties, partially offset by the $16.0 million impact of the properties sold and the $1.4 million impact of rental concessions for newly leased space. We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.

Tenant reimbursements were relatively stable at $22.6 million for the three months ended September 30, 2015 and $23.9 million for the three months ended September 30, 2014. However, property operating costs increased to $46.5 million for the three months ended September 30, 2015, from $41.1 million for the three months ended September 30, 2014, primarily due to the $8.3 million additional expenses from newly acquired properties, partially offset by the $3.7 million impact from properties sold. Tenant reimbursements did not increase in tandem with property operating costs because leases at the newly acquired properties were early in their terms and, as such, subject to base years and concessions. Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, remained flat at $1.6 million for the three months ended September 30, 2015 and $1.7 million for the three months ended September 30, 2014. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $1.1 million for the three months ended September 30, 2015, which represents a decrease as compared with $1.5 million for the three months ended September 30, 2014, primarily due to selling the 550 King Street Building in the 11 Property Sale. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.5 million for the three months ended September 30, 2015, which represents a decrease as compared with $0.7 million for the three months ended September 30, 2014, as bringing these functions in house for properties acquired in 2014 has resulted in savings of $0.4 million, which were partially offset by costs increases of $0.2 million related to recently acquired properties. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $32.4 million for the three months ended September 30, 2015, which represents an increase as compared with $30.0 million for the three months ended September 30, 2014, primarily due to the $6.7 million impact of the recently acquired properties, partially offset by the $4.5 million impact of properties sold during 2014. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was relatively flat at $20.3 million for the three months ended September 30, 2015 and $19.5 million for the three months ended September 30, 2014, as the impact of recent acquisitions is offset by recent dispositions. We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $6.8 million for the three months ended September 30, 2015, which represents a decrease as compared to $7.8 million for the three months ended September 30, 2014. The decrease is primarily due to $0.7 million in nonrecurring professional fees incurred in 2014 and $0.4 million of costs savings related to changing transfer agents. We expect that future general and administrative expenses may fluctuate somewhat over the near-term as we continue to build out our regionalized team.
For the three months ended September 30, 2015, we incurred total acquisition expenses of $1.7 million in connection with acquiring the 229 West 43rd Street Building in New York, New York. For the three months ended September 30, 2014, we incurred total acquisition expenses of $8.0 million, in connection with acquiring the 650 California Street Building in San Francisco, California. See Note 3, Real Estate Transactions, of the accompanying financial statements for details of this acquisitions. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $22.0 million for the three months ended September 30, 2015, which represents an increase as compared with $19.3 million for the three months ended September 30, 2014, primarily due to $5.6 million in additional interest incurred to fund our recent acquisitions, partially offset by a reduction of $2.8 million related to mortgage notes recently repaid. Over the near-term, interest expense is expected to remain at similar levels until we execute our near-term plans to sell properties and repay short-term debt.
Interest and other income was stable at $1.8 million for the three months ended September 30, 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 6.3 years as of September 30, 2015. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $1.1 million for the three months ended September 30, 2015, compared with a loss of $28,000 for the three months ended September 30, 2014. The $1.1 million loss in the 2015 is primarily due to cost paid to settle the interest rate swap on the $450 Million Term Loan, which was refinanced in July 2015. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions, or the manner and timing in which our interest rate swaps are settled. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $2.7 million for the three months ended September 30, 2015, primarily due to prepayment fees incurred to settle the 215 Diehl Building mortgage note in connection with selling the property as part of the 11 Property Sale. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
Discontinued Operations
Loss from discontinued operations was $0.5 million for the three months ended September 30, 2014. Effective April 1, 2014, we adopted ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date have not been reclassified to discontinued operations. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was $20.1 million, or $0.16 per basic and diluted share, for the three months ended September 30, 2015, which represents a decrease as compared with $25.0 million, or $0.20 per basic and diluted share, for the three months ended September 30, 2014. The decrease is primarily due to a $6.3 million reduction in acquisition fees in 2015. Other factors include $3.6 million of additional interest expense from the 2025 Bonds Payable issued in March 2015, a $2.7 million loss on early repayment of debt primarily related to settling the 215 Diehl Road Building mortgage note in connection with the 11 Property Sale in July 2015, and a $1.1 million loss on interest rate swaps related to refinancing the $450 Million Term Loan in August 2015. See "Supplemental Performance Measures" section below for a discussion of same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Comparison of the nine months ended September 30, 2015 with the nine months ended September 30, 2014
Continuing Operations
Rental income was $332.7 million for the nine months ended September 30, 2015, which represents an increase as compared with $309.3 million for the nine months ended September 30, 2014. The increase includes $56.2 million of additional rental income from the recently acquired properties, partially offset by a reduction of $31.6 million due to the properties sold. We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $77.4 million and $144.4 million, respectively, for the nine months ended September 30, 2015, which represents an increase as compared with $70.5 million and $119.0 million, respectively, for the nine months ended September 30, 2014, primarily due to recently acquired properties. Tenant reimbursements and property operating costs are expected to fluctuate with changes in our portfolio.
Hotel income, net of hotel operating costs, was $3.8 million for the nine months ended September 30, 2015, which represents an increase as compared with $3.4 million for the nine months ended September 30, 2014, due to additional group bookings and meetings at the hotel. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $4.4 million for the nine months ended September 30, 2015, which represents a decrease as compared with $5.8 million for the nine months ended September 30, 2014, primarily due to fluctuations in lease termination activity. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.4 million for the nine months ended September 30, 2015, which represents a decrease as compared to $1.6 million for the nine months ended September 30, 2014, primarily due to a reduction of $0.8 million resulting from bringing this function in house for properties acquired in 2014, partially offset by an increase of $0.5 million related to properties acquired in 2015. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $100.3 million for the nine months ended September 30, 2015, which represents an increase as compared with $87.5 million for the nine months ended September 30, 2014, primarily due to the $19.7 million impact of recent acquisitions, partially offset by the $8.7 million impact of recent dispositions. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.

Amortization was $67.2 million for the nine months ended September 30, 2015, which represents an increase as compared with $58.2 million for the nine months ended September 30, 2014, primarily due to the $19.8 million impact of recent acquisitions, partially offset by the $7.2 million impact of properties sold in 2014, and the $2.4 million impact of prior period write offs at the Market Square Buildings. We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
During the nine months ended September 30, 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); and $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014). We expect future impairment losses on real estate assets to be dependent upon the nature, timing, and extent of future disposition activities.
General and administrative expenses were relatively stable at $21.9 million for the nine months ended September 30, 2015, and $23.2 million for the nine months ended September 30, 2014. We expect that future general and administrative expenses may fluctuate somewhat over the near-term as we continue to build out our regionalized team.
We incurred total acquisition expenses of $3.7 million for the nine months ended September 30, 2015, in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building in August 2014, and $14.1 million for the nine months ended September 30, 2014, in connection with acquiring the 221 Main Street Building in April 2014 and the 650 California Street building in September 2014. See Note 3, Real Estate Transactions, of the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $66.3 million for the nine months ended September 30, 2015, which represents an increase as compared with $56.0 million for the nine months ended September 30, 2014, primarily due to the $8.0 million impact of the 2025 Bonds Payable, increased borrowings on our Revolving Credit Facility, and the amortization of costs related to 2015 refinancing activity. See Note 4, Line of Credit, Term Loans, and Notes Payable, of the accompanying financial statements for additional details. Interest expense is expected to remain at similar levels in the near-term until we execute our near-term plans to sell properties and repay short-term debt.
Interest and other income was stable at $5.4 million for the nine months ended September 30, 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 6.3 years as of September 30, 2015. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of $1.1 million for the nine months ended September 30, 2015, and a loss of $0.4 million for the nine months ended September 30, 2014. The $1.1 million loss in 2015 is primarily due to the settlement of the swap related to the $450 Million Term Loan, which was replaced in July 2015. We anticipate future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions, or the manner and timing in which our interest rate swaps are settled. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity, and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $3.1 million for the nine months ended September 30, 2015, primarily due to prepayment fees incurred to settle the 215 Diehl Building mortgage note, in connection with selling the property as part of the 11 Property Sale, and writing off deferred financing costs in association with repaying a bridge loan 4.3 months prior to its maturity date. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
Discontinued Operations
Loss from discontinued operations was $1.3 million for the nine months ended September 30, 2014. Effective April 1, 2014, we adopted ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date have not been reclassified to discontinued operations. As further explained in Note 9, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was relatively stable at $34.5 million, or $0.28 per basic and diluted share, for the nine months ended September 30, 2015, and $36.4 million, or $0.29 per basic and diluted share, for the nine months ended September 30, 2014. The $10.4 million decrease in acquisition fees is materially offset by the impact of real estate transactions and related financing activities. See the

"Supplemental Performance Measures" section below for a discussion of same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
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

Reconciliations of net income to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation of Net Income to FFO:
Net income	$20,143	$24,988	$34,450	$36,409
Adjustments:
Depreciation of real estate assets	32,441	29,980	100,261	87,453
Amortization of lease-related costs	20,276	19,476	67,233	58,218
Impairment loss on real estate assets	—	—	—	14,982
Gain on sale of real estate assets - continuing operations	(20,182)	(18,607)	(20,182)	(18,607)
Loss on sale of real estate assets - discontinued operations	—	—	—	978
Total Funds From Operations adjustments	32,535	30,849	147,312	143,024
NAREIT FFO available to common stockholders	$52,678	$55,837	$181,762	$179,433
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
On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been owned and in operation since July 1, 2014. NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,
	2015	2014
Revenues:
Rental income	$86,374	$87,418
Tenant reimbursements	20,389	21,173
Hotel income	6,941	6,732
Other property income	324	360
Total revenues	114,028	115,683
Operating expenses:
Property operating costs	(37,855)	(37,314)
Hotel operating costs	(5,331)	(5,039)
Total operating expenses	(43,186)	(42,353)
Same Store NOI	$70,842	$73,330
NOI from acquisitions(1)	13,778	663
NOI from dispositions(2)	(50)	15,284
Net operating income total	$84,570	$89,277

(1)	Acquisitions include: 229 West 43rd Street, 315 Park Avenue South, 1881 Campus Commons, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(2)
Dispositions include: 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, Robbins Road, Lenox Park Buildings, 9 Technology Drive, and 7031 Columbia Gateway Drive

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,
	2015	2014
Net income	$20,143	$24,988
Net interest expense	22,004	19,273
Interest income from development authority bonds	(1,800)	(1,800)
Income tax expense	245	409
Depreciation	32,441	29,980
Amortization	20,276	19,476
Real estate acquisition costs	1,680	7,996
Gain on sale of real estate assets	(20,182)	(18,607)
Loss on early extinguishment of debt	2,672	—
General and administrative	6,797	7,836
Interest rate swap valuation adjustment	—	(1,300)
Interest expense associated with interest rate swaps	—	1,328
Settlement of interest rate swap	1,102	—
Lease termination income(1)	(808)	(877)
Operating loss from discontinued operations	—	575
Net Operating Income	$84,570	$89,277
NOI from Acquisitions(2)	(13,778)	(663)
NOI from Dispositions(3)	50	(15,284)
Same Store NOI	$70,842	$73,330

(1)	Lease termination income includes adjustments for straight-line rent related to lease terminations.

(2)	Acquisitions includes 315 Park Avenue South, 1881 Campus Commons, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(3)	Dispositions includes: Lenox Park Buildings, 9 Technology Drive, 7031 Columbia Gateway Drive, 200 South Orange, and 160 Park Avenue.
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
Related-Party Transactions
During the nine months ended September 30, 2015 and 2014, we did not have any related party transactions.
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
On October 28, 2015, we sold a 49% interest in the Market Square Buildings, two buildings totaling 687,000-square-feet, to Blackstone Property Partners. With a gross asset value of $595.0 million for the Market Square Buildings, and after deducting the partner’s pro rata share of the $325.0 million indebtedness secured by the Market Square Buildings, as well as an adjustment of $12.25 million for the partner's pro rata share of above market debt, we received $120.0 million in gross proceeds. The net proceeds from this transaction will be used to repay a portion of the $300 Million Bridge Loan.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Bridge Loan, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility, the $300 Million Bridge Loan, and the $300 Million Term Loan bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of September 30, 2015, we had $264.0 million of outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $300.0 million outstanding under the $300 Million Bridge Loan; $249.3 million in 2018 Bonds Payable outstanding; $349.5 million in 2025 Bonds Payable outstanding; and $645.4 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 3.36% as of September 30, 2015.
Approximately $1,394.3 million of our total debt outstanding as of September 30, 2015, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2015, these balances incurred interest expense at an average interest rate of 4.68% and have expirations ranging from 2016 through 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at September 30, 2015, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended September 30, 2015, we purchased and retired the following shares in accordance with the Stock Repurchase Program (in thousands, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(2)
July 2015	—	$—	—	$—
August 2015	—	$—	—	$—
September 2015(1)	569,717	$22.454	569,717	$187,208

(1)	All activity for September 2015 relates to the Stock Repurchase Program, as described above.

(2)	Amounts available for future purchase relate only to our Stock Repurchase Program, and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 29, 2015	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2015 FORM 10-Q OF
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
10.1*
Amended and Restated Revolving Credit and Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and Regions Bank, U.S. Bank National Association, MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as documentation agents, and each of the financial institutions a signatory thereto, as lenders.

10.2*
Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower, the financial institutions party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and Regions Bank and U.S. National Association, as syndication agents, and PNC Bank, National Association, as documentation agent.

10.3*
Term Loan Agreement, dated August 4, 2015, by and among the Columbia Property Trust Operating Partnership, L.P., as borrower, J.P. Morgan Securities LLC, as joint lead arranger and sole bookrunner, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, Capital One, National Association, and Wells Fargo Bank, N.A. as joint lead arrangers and co-syndication agents, and each of the financial institutions a signatory thereto, as lenders.

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