Form 10-K
period 2015-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2016-02-11
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015
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
Yes  ☐ No  ☒

As of June 30, 2015, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was $2,717,276,000 based on the closing price as reported by the New York Stock Exchange.
As of January 31, 2016, 123,475,470 shares of common stock were outstanding.

Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2016.

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
General
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and any unconsolidated joint ventures.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2015, Columbia Property Trust owned 27 office properties and one hotel, which contain approximately 14.0 million square feet of commercial space, located in 12 states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of December 31, 2015, the office properties were approximately 93.2% leased.
Real Estate Investment Objectives
Columbia Property Trust seeks to invest in and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in the total return to our shareholders. Our value creation and growth strategies are founded in the following:
Targeted Market Strategy
Our portfolio consists of a combination of multi- and single-tenant office properties located in Central Business District ("CBD") and suburban areas. We focus our acquisition efforts in select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the major U.S. office markets provide a greater propensity for producing increasing net income and property values over time. We maintain a long-term goal of increasing our market concentrations in order to leverage our scale, efficiency, and market knowledge.
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
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Our leverage level and other credit metrics provide the financial flexibility to pursue new acquisitions and other growth opportunities that will further our long-term performance objectives.
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
Proactive Asset Management
We believe our team is well equipped to deliver operating results in all facets of the management process. Our leasing efforts are founded in understanding the varied and complex needs of tenants in the marketplace today. We pursue meeting those needs through new and renewal leases, as well as lease restructures that further our long-term goals. We are committed to prudent capital investment in our assets to ensure their competitive positioning and status, and rigorously pursue efficient operations and cost containment at the property level.

Transaction Activity
In connection with furthering our real estate investment objectives, we have executed the following real estate transactions in 2015 and 2014:

Acquisitions
Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price
2015
229 West 43rd Street Building	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue Building	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South Building	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons Building	Reston, VA	244,000	January 7, 2015	$64,000
2014
650 California Street Building	San Francisco, CA	477,000	September 9, 2014	$310,200
221 Main Street Building	San Francisco, CA	375,000	April 22, 2014	$228,800
Dispositions
Property	Location	Rentable Square Footage	Disposition Date	Purchase Price
2015
1881 Campus Commons Building	Reston, VA	244,000	December 10, 2015	$65,000
11 Property Sale:		2,856,000	July 1, 2015	$433,250
170 Park Avenue Building	Northern NJ	145,000
180 Park Avenue Building	Northern NJ	224,000
1580 West Nursery Road Buildings	Baltimore, MD	315,000
Acxiom Buildings	Chicago, IL	322,000
Highland Landmark III Building	Chicago, IL	273,000
The Corridors III Building	Chicago, IL	222,000
215 Diehl Road Building	Chicago, IL	162,000
544 Lakeview Building	Chicago, IL	139,000
Bannockburn Lake III Building	Chicago, IL	106,000
Robbins Road Buildings	Boston, MA	458,000
550 King Street Buildings	Boston, MA	490,000
2014
Lenox Park Property	Atlanta, GA	1,040,000	October 3, 2014	$290,000
9 Technology Drive Building	Westborough, MA	251,000	August 22, 2014	$47,000
7031 Columbia Gateway Drive Building	Columbia, MD	248,000	July 1, 2014	$59,500
200 South Orange Building	Orlando, FL	128,000	June 30, 2014	$18,800
160 Park Avenue Building	Florham Park, NJ	240,000	June 4, 2014	$10,200

Joint Venture
Property Contributed to Joint Venture	Location	% Sold / Retained	Rentable Square Footage	Closing Date	Contributed Value
2015
Market Square Buildings	Washington, D.C.	49%/51%	687,000	October 28, 2015	$595,000

Employees
As of December 31, 2015, we employed 99 people.
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
Concentration of Credit Risk
We are dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations. Based on our 2015 annualized lease revenue, no single tenant accounts for more than 10% of our portfolio.
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
Although U.S. macroeconomic conditions have been relatively stable during 2015, several economic factors have adversely affected the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 93.2% leased at December 31, 2015, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2015 annualized lease revenue, approximately 13% of leases expire in 2016, 10% of leases expire in 2017, and 8% of leases expire in 2018 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
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
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as San Francisco, California; New York City, New York; Houston, Texas; the greater Washington, D.C. area; and Atlanta, Georgia, may have a greater impact on our overall occupancy levels and rental rates and therefore our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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
Future acquisitions may fail to perform in accordance with our expectations, may require renovation costs exceeding our estimates or expose us to unknown liabilities, and may be located in new markets where we may face risks associated with investing in an unfamiliar market.
In the normal course of business, we typically evaluate potential acquisitions, enter into nonbinding letters of intent, and may, at any time, enter into contracts to acquire additional properties. Acquired properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks, and other factors. In addition, the renovation and improvement costs we incur in bringing an acquired property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all. The properties we acquire may be subject to liabilities for which we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors, or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.
Furthermore, we may acquire properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area, and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management's attention from our existing business or other attractive opportunities in our established markets.
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
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in San Francisco, California, an area especially susceptible to earthquakes, and collectively, these properties represent approximately 22% of our 2015 Annualized Lease Revenue, as described in Item 2, Properties. Because these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely effected.
For example, we plan to undertake a project to make significant repairs to our property located in suburban Pittsburgh, Pennsylvania. The project relates to the initial construction of the property and involves repairing the outer building walls. Repairs are expected to commence in 2016, to take two to three years to complete, and to cost between $30 million to $35 million. While we continue to evaluate insurance coverage and other potential sources of recovery for the repairs, no assurances can be made that any amounts will be recovered.
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
As of January 31, 2016, our total indebtedness was approximately $1.8 billion, which includes a $150.0 million term loan, $599.0 million of bonds, and $318.6 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and a $300.0 million term loan, a $119.0 million balance on a bridge loan, and $307.0 million outstanding on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility (the "Revolving Credit Facility"), our two unsecured term loan facilities with an aggregate value of $450 million, and our bridge loan (the "$300 Million Bridge Loan"), each includes a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities. If any of our properties are foreclosed due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
Our senior unsecured debt is rated investment grade by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization, and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, property development risks, industry conditions, and contingencies. Therefore, any deterioration in our operating performance could cause our investment-grade rating to come under pressure. Our corporate credit rating at Standard & Poor's Ratings Service is currently BBB with a stable outlook, and our corporate credit rating at Moody's Investor Service is currently Baa2 with a stable outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loan, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.

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
Property ownership through joint ventures may limit our ability to act exclusively in our interest.
We recently entered into a joint venture arrangement for one of our properties and in the future may acquire properties in or contribute properties to joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. We are also subject to risk in cases where an institutional owner is our joint venture partner, including (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
We are dependent on our executive officers and employees.
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
If our disclosure controls or internal control over financial reporting are not effective, investors could lose confidence in our reported financial information, which could adversely affect the perception of our business and the trading price of our common stock.
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
The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, since our listing, our average daily trading volume per month has been as low as 441,000 shares. If our stock continues to experience low trading volumes, it may be difficult for individuals to sell their shares when they want and at a price that is desirable to them. Furthermore, low trading volumes for our common stock may cause the price of our stock to be highly volatile.
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
To qualify as a REIT, we must distribute to our stockholders each year 90% of our REIT taxable income (which is determined without regard to the dividends-paid deduction or net capital gains). At times, we may not have sufficient funds to satisfy these distribution requirements and may need to borrow funds to maintain our REIT status and avoid the payment of income and excise taxes. These borrowing needs could result from (i) differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, (ii) the effect of nondeductible capital expenditures, (iii) the creation of reserves, or (iv) required debt or amortization payments. We may need to borrow funds at times when market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of our common stock.
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
Overview
As of December 31, 2015, we owned interests in 27 office properties and one hotel located in 12 states and the District of Columbia. All of the properties are wholly owned except for one, which is owned through an unconsolidated joint venture. As of December 31, 2015, our office properties were approximately 93.2% leased.
Property Statistics
The tables below include statistics for properties that we own directly and our pro-rata share (51%) of the Market Square Buildings, which are owned through an unconsolidated joint venture. Annualized Lease Revenue is (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases, as well as leases executed but not yet commenced for vacant space, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract. Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.
The following table shows lease expirations of our office properties as of December 31, 2015, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2015 Annualized Lease Revenue (in thousands)	Rentable Square Feet (in thousands)	Percentage of 2015 Annualized Lease Revenue
Vacant	$—	908	—%
2016	64,150	1,321	13%
2017	48,386	1,188	10%
2018	37,191	786	8%
2019	16,671	300	3%
2020	32,934	844	7%
2021	58,135	1,763	12%
2022	32,671	786	7%
2023	26,291	673	5%
2024	11,868	225	2%
2025	35,725	1,160	7%
Thereafter	123,014	3,406	26%
	$487,036	13,360	100%

The following table shows the geographic locations of our office properties as of December 31, 2015.

Location	2015 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2015 Annualized Lease Revenue
San Francisco	$105,012	1,901	22%
New York	82,822	1,114	17%
Houston	45,163	1,062	9%
Washington, D.C.	37,020	548	8%
Atlanta	36,286	1,562	7%
Cleveland	35,386	1,101	7%
Baltimore	25,835	643	5%
Northern New Jersey	24,030	617	5%
Other(1)	95,482	3,904	20%
	$487,036	12,452	100%

(1)	No more than 4% is attributable to any individual geographic location.
The following table shows the industry breakdown of our office tenants as of December 31, 2015.

Industry	2015 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2015 Annualized Lease Revenue
Legal Services	$79,100	1,490	16%
Business Services	69,870	1,199	14%
Depository Institutions	60,967	1,673	13%
Security & Commodity Brokers	48,952	954	10%
Electric, Gas, & Sanitary Services	39,953	1,690	8%
Communication	30,509	1,124	6%
Engineering & Management Services	28,689	897	6%
Industrial Machinery & Equipment	13,823	533	3%
Miscellaneous Retail	13,338	587	3%
Nondepository Institutions	13,328	366	3%
Other(1)	88,507	1,939	18%
	$487,036	12,452	100%

(1)	No more than 3% is attributable to any individual industry.

The following table shows the major tenants of our office properties as of December 31, 2015.

Tenant	2015 Annualized Lease Revenue (in thousands)	Percentage of 2015 Annualized Lease Revenue
Wells Fargo	$28,538	6%
Jones Day	28,124	6%
AT&T	22,003	5%
PSEG Services	21,849	4%
Credit Suisse	19,675	4%
Pershing	18,278	4%
Westinghouse	15,565	3%
T. Rowe Price	15,411	3%
Yahoo!	13,616	3%
Keybank	13,248	3%
Foster Wheeler	12,850	3%
Other(1)	277,879	56%
	$487,036	100%

(1)	No more than 3% is attributable to any individual tenant.
The following table shows certain information related to significant properties as of December 31, 2015.

Property & Location	Number of Buildings	Leased Square Feet (in thousands)	Total Real Estate, Net (in thousands)	% of Total Assets	2015 Annualized Lease Revenue (in thousands)	Average Annualized Lease Revenue per Square Foot	% Leased
229 West 43rd Street, New York	1	470	$493,664	12.1%	$32,385	$68.9	97.7%

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
Our common stock was listed on the New York Stock Exchange (the "NYSE") on October 10, 2013, under the symbol "CXP." Prior to October 10, 2013, none of our common stock was listed on a national securities exchange and there was no established public trading market for such shares. As of January 31, 2016, we had approximately 123.5 million shares of common stock outstanding held by a total of 80,031 stockholders of record.
The closing high and low prices for our stock and dividends declared during 2015 and 2014 were as follows:

	High	Low	Dividends
2015 Quarters:
First	$27.67	$24.08	$0.30
Second	$27.45	$24.55	$0.30
Third	$25.30	$21.16	$0.30
Fourth	$25.97	$23.21	$0.30
2014 Quarters:
First	$27.73	$23.12	$0.30
Second	$29.13	$26.01	$0.30
Third	$26.09	$23.85	$0.30
Fourth	$25.79	$23.80	$0.30
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

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500, Morgan Stanley REIT Index, and the FTSE NAREIT US Real Estate Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2015. The graph assumes a $100 investment in each of the indices on October 10, 2013, and the reinvestment of all dividends.

Index	October 10, 2013	December 31, 2013	December 31, 2014	December 31, 2015
Columbia Property Trust	$100.00	$112.10	$119.00	$115.70
S&P 500 Index	$100.00	$109.70	$124.70	$126.40
Morgan Stanley REIT Index	$100.00	$97.70	$127.38	$130.60
FTSE NAREIT US Real Estate Index	$100.00	$97.68	$127.40	$131.30

Share Repurchases
On September 4, 2015, our board of directors approved a stock repurchase program, which authorizes us to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017 (the "Stock Repurchase Program"). During the quarter ended December 31, 2015, we purchased and retired the following shares in accordance with the Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(2)
October 2015	—	$—	—	$—
November 2015	—	$—	—	$—
December 2015(1)	151,727	$23.228	151,727	$183,683,000

(1)	All activity for December 2015 relates to the Stock Repurchase Program, as described above.

(2)	Amounts available for future purchase relate only to our Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.
Unregistered Issuance of Securities
During the years 2013, 2014, and 2015, we did not issue any securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 2,000,000 shares of common stock for issuance under our long term incentive plan (the "LTIP") and 25,000 shares of common stock under the a director stock option plan (the "Independent Director Stock Option Plan"). See Note 8, Stockholders' Equity, to the accompanying consolidated financial statements, for more information about these plans. The LTIP was approved by our stockholders in 2013, and the Independent Director Stock Option Plan was approved by our stockholders in 2003, before we commenced our initial public offering. The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Common stock issued under the LTIP	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	1,875	$48.00	307,595	1,710,030
Equity compensation plans not approved by security holders	—	—	—	—
Total	1,875	$48.00	307,595	1,710,030

(1)	Includes 1,692,405 shares reserved for issuance under the LTIP and 17,625 shares reserved for issuance under the Independent Director Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2015, 2014, 2013, 2012, and 2011 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2015	2014	2013	2012	2011
Total assets(1)	$4,678,118	$4,734,240	$4,587,301	$5,724,652	$5,773,090
Total stockholders' equity	$2,614,194	$2,733,478	$2,787,823	$3,163,980	$3,346,655
Outstanding debt	$1,735,063	$1,680,066	$1,489,179	$1,650,296	$1,469,486
Outstanding long-term debt	$1,577,063	$1,469,245	$1,477,563	$1,621,541	$1,433,295
Obligations under capital leases	$120,000	$120,000	$120,000	$586,000	$646,000

	Years Ended December 31,
	2015	2014	2013	2012	2011
Total revenues(2)	$566,065	$540,797	$526,578	$494,271	$492,887
Loss from unconsolidated joint venture	$(1,142)	$—	$—	$—	$—
Net income	$44,619	$92,635	$15,720	$48,039	$56,642

Net cash provided by operating activities	$223,080	$236,906	$218,329	$252,839	$279,158
Net cash provided by (used in) investing activities	$(576,699)	$(23,788)	$495,389	$31,047	$(666,090)
Net cash provided by (used in) financing activities	$236,474	$(163,183)	$(667,417)	$(269,729)	$387,610
Distributions paid	$112,570	$149,962	$191,473	$256,020	$270,720
Net proceeds raised through issuance of our common stock(3)	$—	$—	$46,402	$118,388	$130,289
Net debt proceeds (repayments)(3)	$29,488	$(11,739)	$(160,940)	$(28,191)	$375,222
Acquisitions, earnest money paid, and investments in real estate(3)	$(1,145,402)	$(416,991)	$(44,856)	$(233,798)	$(638,783)
Per weighted-average common share data:
Net income – basic(4)	$0.36	$0.74	$0.12	$0.35	$0.42
Net income – diluted(4)	$0.36	$0.74	$0.12	$0.35	$0.42
Distributions declared(4)	$1.20	$1.20	$1.44	$1.88	$2.00
Weighted-average common shares outstanding – basic(4)	124,757	124,860	134,085	136,672	135,680
Weighted-average common shares outstanding – diluted(4)	124,847	124,918	134,085	136,672	135,680

(1)
The amounts for 2014 through 2011 have been adjusted to conform with current period presentation by reclassifying debt issuance costs on the accompanying consolidated balance sheets, other than those related to our revolving credit facility, from a deferred financing costs asset to an offset to line of credit, term loans, and notes payable liability and bonds payable.

(2)
The amounts for 2012 and 2011 have been adjusted to conform with current-period presentation, including classifying revenues generated by sold properties as discontinued operations (see Note 13, Discontinued Operations, to the accompanying consolidated financial statements).

(3)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(4)
Where applicable, share and per-share amounts have been retroactively adjusted to reflect the impact of the August 14, 2013, four-for-one reverse stock split for all periods presented (See Note 8, Stockholders' Equity, to the accompanying consolidated financial statements).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
Executive Summary
We continue to focus on generating long-term shareholder returns through growth in net asset value with an emphasis on high-barrier to entry markets. Capital recycling initiatives are enabling us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. During 2015, we invested $1.0 billion in New York and Boston acquisitions, and sold a total of 12 properties situated in outlying markets for $0.5 billion. In September, we announced a plan to further reduce our exposure to non-target markets by selling three additional assets totaling 2.9 million square feet in Cleveland, Baltimore, and Newark. We will continue to seek opportunities to increase our portfolio allocation to central business district properties, multi-tenant buildings, and primary, high barrier markets and, at the same time, optimize the allocation between our traditional, stabilized core investments, and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that it will improve the opportunity for growth over the longer term.
We are continuing to actively manage our debt capital, with a particular focus on our allocation to unsecured borrowings. During 2015, we refinanced approximately $1.0 billion of unsecured debt and repaid $332.5 million of mortgage loans. As a result, during the second half of the year, we extended our weighted average debt maturity from 4.1 years to 4.8 years; decreased our weighted-average cost of borrowing from 3.75% per annum to 3.45% per annum; and increased our unencumbered pool of assets as a percentage of gross real estate assets from 72.7% to 81.2%.
Further, in September of 2015, we launched a stock repurchase program, which authorizes us to purchase up to $200.0 million of our common stock through September of 2017. We believe a stock repurchase program will enable us to benefit from market downturns, which may cause our stock to be undervalued from time to time. As of December 31, 2015, we had purchased $16.3 million of common stock at an average price of $22.62 per share.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Historically, we have maintained portfolio occupancy above 90% and within a fairly narrow range. During 2014 and 2015, our average portfolio percentage leased ranged from 92.1% to 93.5%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues.

	Years Ended December 31,
	2015		2014
Total number of leases	75		61
Weighted-average lease term (months)	163		143
Square feet of leasing - renewal	757,283	(1)	740,583
Square feet of leasing - new	486,572	(2)	359,239
Total square feet of leasing	1,243,855		1,099,822
Rent leasing spread - renewal(3)	13.3%		3.9%
Rent leasing spread - new(4)	49.9%		37.0%
Rent leasing spread - all leases(3)(4)	27.4%		7.3%
Tenant improvements, per square foot - renewal	$27.91		$55.81
Tenant improvements, per square foot - new	$76.20		$50.01
Tenant improvements, per square foot - all leases	$49.70		$54.18
Leasing commissions, per square foot - renewal	$12.46		$23.74
Leasing commissions, per square foot - new	$40.06		$21.93
Leasing commissions, per square foot - all leases	$24.91		$23.23

(1)	Includes our pro-rata share (51%) of total leased at Market Square (6,000 square feet of renewal leasing) from October 28, 2015 through December 31, 2015.

(2)	Includes our pro-rata share (51%) of total leased at Market Square (22,000 square feet of new leasing) from October 28, 2015 through December 31, 2015.

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.
In 2015, rent leasing spreads were positive primarily due to a lease with Docusign, Inc. at 221 Main Street and a lease with Equinox at 315 Park Avenue South, partially offset by the impact of a lease with CH2M at South Jamaica Street. In February 2015, we executed an expansion and extension with Docusign, Inc., the anchor tenant at our 221 Main Street Building in San Francisco, which will triple Docusign Inc.'s presence at the property and extend the term of their lease through March 2024. In December 2015, we executed a new lease with Equinox for 45,000 square feet at 315 Park Avenue South through December 2035. In October 2015, we executed an extension and contraction with CH2M, the sole tenant at our South Jamaica Street Property in Denver, Colorado, which will reduce CH2M's occupancy to three of the four buildings at the property and extend the term of their lease through September 2032.
Over the next twelve months, approximately 1,321,000 square feet of our leases (approximately 13% of our office portfolio based on annualized lease revenue) are scheduled to expire. Approximately 393,000 of this total relates to one tenant at our 800 North Fredrick Building, which is currently being marketed for sale. The remainder of the near-term expirations primarily relate to our properties in San Francisco, New York, and Washington, D.C. Overall, we expect to replace these leases with rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the fourth quarter of 2015. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
During 2015, we generated net cash flows from operating activities of $223.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $112.6 million.
During 2015, we acquired four properties for an aggregate gross purchase price of $1,104.0 million with a combination of cash and unsecured borrowings, which included bonds payable, bridge loans, and draws on our Revolving Credit Facility, as described below. We also sold 12 properties for a total of $498.3 million, and sold a portion of our Market Square Buildings to a joint venture (the "Market Square Joint Venture") for $120 million in net proceeds. We used the sale proceeds to repay two mortgage notes and to reduce the outstanding balance of our Revolving Credit Facility and $300 Million Bridge Loan, as described below. Additionally, in September, we launched a stock repurchase program which allows the company to repurchase up to $200.0 million of its common stock over the next two years. During 2015, we repurchased $16.3 million of our common stock using borrowings under our Revolving Credit Facility.
Over the short-term, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt financings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, stock repurchases, property acquisitions, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of January 31, 2016, we had access to $193 million of the borrowing capacity under the Revolving Credit Facility. We expect to repay the $119.0 million balance remaining on the $300 Million Bridge Loan, which matures in August of 2016, with proceeds from properties currently being marketed for sale.
$300 Million Bridge Loan
Our $300 Million Bridge Loan matures on August 4, 2016, after the exercise of a six-month extension option in December 2015, and may be prepaid at any time without premium or penalty. As of December 31, 2015, the outstanding balance on the $300 Million Bridge Loan is $119.0 million. At our option, borrowings under the $300 Million Bridge Loan bear interest at either (i) an alternate base rate, plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.75% or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin based on five stated pricing levels ranging from 0.90% to 1.75%, in each case based on our credit rating.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2015, our debt-to-real-estate-asset ratio, including our pro-rata share (51%) of the Market Square Joint Venture, was approximately 35.6%.

Contractual Commitments and Contingencies
As of December 31, 2015, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations(1)	$1,900,813	$163,460	$403,587	$668,016	$665,750
Interest obligations on debt(1)(2)	344,286	68,335	111,374	73,477	91,100
Capital lease obligations(3)	120,000	—	—	—	120,000
Operating lease obligations	213,518	2,557	5,433	5,462	200,066
Total	$2,578,617	$234,352	$520,394	$746,955	$1,076,916

(1)
Reflects debt and interest obligations on debt, including our pro-rata share (51%) of the Market Square Buildings note payable. We guarantee $25.0 million of the Market Square Buildings note payable (see Footnote 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
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

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $7.2 million during 2015, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Revolving Credit Facility
Our Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of December 31, 2015, we had an outstanding balance of $247.0 million on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
The Revolving Credit Facility contains the following restrictive covenants:

•	limits the ratio of secured debt to total asset value, as defined therein, to 40% or less;

•	requires the fixed charge coverage ratio, as defined therein, to be at least 1.50:1.00;

•	limits the ratio of debt to total asset value, as defined therein, to 60% or less;

•	requires the ratio of unencumbered adjusted net operating income, as defined therein, to unsecured interest expense, as defined therein, to be at least 1.75:1.00;

•	requires the ratio of unencumbered asset value, as defined therein, to total unsecured debt, as defined therein, to be at least 1.66:1.00; and

•	requires maintenance of certain minimum tangible net worth balances.
As of December 31, 2015, we believe we were in compliance with the restrictive covenants on our outstanding debt obligations.
Term Loans
We have a $300.0 million unsecured, single-draw term loan, which matures in July 2020 (the "$300 Million Term Loan"), and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on our applicable credit rating.

We have a $150.0 million unsecured, single-draw term loan, which matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.52%.
Bonds Payable
In March 2015, we issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement (the "2025 Bonds Payable"). We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million, a portion of which was used to repay a bridge loan, which was originated in January. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
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
The restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable as defined pursuant to an indenture include:

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
As of December 31, 2015, we believe we were in compliance with the restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
Debt Repayments, Maturities, and Interest Payments
On January 6, 2015, we entered into a $300.0 million, six-month, unsecured loan to finance a portion of the real estate assets purchased in January 2015. On March 12, 2015, we fully repaid the loan with proceeds from the 2025 Bonds Payable, at which time we recognized a loss on early extinguishment of debt of $0.5 million as a result of writing off the unamortized deferred financing costs. The loan was set to mature on July 6, 2015.
On June 1, 2015, we repaid the mortgage note for the 333 Market Street Building for $206.5 million and the related interest rate swap agreement expired. The maturity date for the 333 Market Street Building mortgage note was July 1, 2015.
On July 1, 2015, in connection with the 11 Property Sale, as described in Note 3, Real Estate and Other Transactions, to the accompanying financial statements, we repaid the mortgage note for the 215 Diehl Road Building, one of the properties included in the 11 Property Sale, for $21.0 million. As a result, we recognized a loss on early extinguishment of debt of $2.1 million, primarily as a result of a prepayment premium. The maturity date for the 215 Diehl Road Building mortgage note was July 1, 2017.
On July 13, 2015, we repaid the $105.0 million mortgage note on the 100 East Pratt Street Building at par. The maturity date for the 100 East Pratt Street Building mortgage note was June 11, 2017.
On October 8, 2014, we repaid the mortgage note for the 544 Lakeview Building for $9.1 million, resulting in a loss on early extinguishment of debt of $23,000. The original maturity date for the 544 Lakeview Building mortgage note was December 1, 2014.
During 2015 and 2014, we made interest payments of approximately $54.0 million and $56.1 million, respectively, related to our line of credit and notes payable. Interest payments on the 2025 Bonds Payable began in October 2015. Interest payments of $22.7 million were made on the 2025 Bonds Payable and the 2018 Bonds Payable during 2015, and interest payments of $14.7 million were made on the 2018 Bonds Payable during 2014.

Universal Shelf Registration Statement
We have on file a universal shelf registration statement on Form S-3 (No. 333-198764) with the Securities and Exchange Commission (the "Universal Shelf Registration Statement"), which was effective upon filing in September 2014. The Universal Shelf Registration Statement provides us with flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings would be established at the time of an offering.
Results of Operations
Overview
As of December 31, 2015, we owned 27 office properties, which were approximately 93.2% leased, including our share of the Market Square Joint Venture, and one hotel. All of our properties are wholly owned except the Market Square Buildings, which are owned through an unconsolidated joint venture. Our operating results are impacted by recent acquisition and disposition activity, as set forth in the Transaction Activity section of Item 1, Business, and the partial disposition of the Market Square Buildings in October 2015. In the near term, we expect real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activity.
Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
Continuing Operations
Rental income was $436.0 million for 2015, which represents an increase from $414.5 million for 2014. The increase includes $74.3 million of additional rental income from properties acquired in 2014 and 2015, partially offset by a reduction of $51.1 million due to selling properties during the same periods, and transferring the Market Square Buildings to a joint venture on October 28, 2015. Rental income related to our joint venture interest in the Market Square Buildings (51%) is included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations. We expect future rental income to fluctuate primarily based on leasing, acquisition, and disposition activity.
Tenant reimbursements were relatively stable at $99.7 million and $95.4 million for 2015 and 2014, respectively. Property operating costs were $188.1 million for 2015, which represents an increase as compared with $163.7 million for 2014, primarily due to an increase of $32.2 million from properties acquired during 2014 and 2015, partially offset by a decrease of $14.0 million due to selling properties during the same periods, and transferring the Market Square Buildings to a joint venture on October 28, 2015. Tenant reimbursements and property operating costs related to our joint venture interest in the Market Square Buildings (51%) are included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations. Tenant reimbursements did not increase at the same pace as property operating costs primarily due to a lease contraction at one of our properties, and a prior year property tax refund received in the current year. Tenant reimbursements and property operating costs are expected to fluctuate with acquisitions, dispositions and leasing activity.
Hotel income, net of hotel operating costs, was $4.7 million for 2015, which represents an increase as compared with $4.1 million for 2014, due to additional group bookings and meetings at the hotel. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $6.1 million for 2015, which represents a decrease as compared with $8.0 million for 2014, primarily due to fluctuations in lease termination activity. Future other property income is expected to fluctuate primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.8 million for 2015, which represents a decrease as compared with $2.3 million for 2014, primarily as a result of bringing asset and property management services in house during 2015 for properties in San Francisco ($1.1 million reduction), partially offset by incurring additional property management and asset management fees for properties acquired in 2015 ($0.7 million increase). Future asset and property management fees are expected to fluctuate with future acquisition, disposition, and joint venture activity.
Depreciation was $131.5 million for 2015, which represents an increase as compared with $117.8 million for 2014, primarily due to the $25.8 million impact of recent acquisitions, partially offset by the $15.4 million impact of recent dispositions and transferring the Market Square Buildings to a joint venture on October 28, 2015. Depreciation related to our joint venture interest in the Market Square Buildings (51%) is included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations. Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.

Amortization was $87.1 million for 2015, which represents an increase as compared with $78.8 million for 2014, primarily due to the $25.5 million impact of recent acquisitions, partially offset by the $13.8 million impact of properties sold and transferring the Market Square Buildings to a joint venture on October 28, 2015, and the $2.4 million impact of prior-period write offs at our existing properties. Amortization related to our joint venture interest in the Market Square Buildings (51%) is included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations.We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
In 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014); and $10.1 million on the Bannockburn Lake III Building in Bannockburn, Illinois, in the fourth quarter of 2014 (sold in July 2015). In 2015, we did not recognize any impairment losses. We have recently begun to market for sale several properties, which are located in Baltimore, Cleveland and Newark. Future impairment losses will depend primarily on the disposition strategies evaluated and, ultimately, pursued for these assets, and our holding period intentions for our other assets.
General and administrative expenses were $29.7 million for 2015, which represents a decrease from $31.3 million for 2014. The decrease is primarily due to the full period impact of savings related to changing transfer agents in the third quarter of 2014 ($1.5 million). In addition, reductions related to non-recurring professional fees incurred in 2014 ($2.6 million) are largely offset by costs incurred in 2015 to develop our regional investment platform ($1.5 million) and for vesting under our stock-based incentive compensation plan ($1.0 million). We expect general and administrative expenses to fluctuate somewhat in the near-term as we continue to develop our regionalized investment and asset management platform.
We incurred acquisition expenses of $3.7 million for 2015, in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building, in New York, in August 2015. We incurred acquisition expenses of $14.1 million for 2014, in connection with acquiring the 221 Main Street Building and the 650 California Street Building in San Francisco, in 2014. See Note 3, Real Estate and Other Transactions, to the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $85.3 million for 2015, which represents an increase as compared with $75.7 million for 2014, primarily due to $11.6 million of additional interest incurred on the 2025 Bonds Payable issued in March 2015 and $4.1 million related to the full year impact of the notes payable assumed with the properties acquired in 2014, partially offset by a $5.6 million reduction related to the mortgages settled during 2015. See Note 5, Line of Credit, Term Loans, and Notes Payable, to the accompanying financial statements for additional details. Interest expense is expected to remain at similar levels in the near-term until we execute our near-term plans to sell properties and repay short-term debt.
Interest and other income was stable at $7.3 million for 2015 and 2014. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately six years as of December 31, 2015. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.1 million for 2015, as compared with $0.4 million for 2014. The $1.1 million loss in 2015 is primarily due to the settlement of the swap related to the $450 Million Term Loan, which was replaced with other unsecured borrowings in July 2015. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $3.1 million in 2015, primarily due to prepayment fees incurred to settle the 215 Diehl Building mortgage note in connection with selling the property as part of the 11 Property Sale, and writing off deferred financing costs in association with repaying a bridge loan in March 2015, 4.3 months prior to its original maturity date. We recognized a loss of $23,000 in 2014 related to the early repayment of the $9.1 million mortgage note for the 544 Lakeview Building. This note was originally due on December 1, 2014, and fully repaid on October 8, 2014. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $1.1 million for 2015, as income from operations at the Market Square Buildings is offset by interest expense related to the $325 million mortgage note on the property. Future income or loss from unconsolidated joint venture will fluctuate with operating activity at the Market Square Buildings.
We recognized gains on sales of real estate assets of $23.9 million in 2015. In July 2015, we sold 11 Properties for $433.3 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $20.2 million; in October 2015, we sold a 49% interest in the Market Square Buildings for a gross sales price of $120.0 million, resulting in a gain on sale of real estate assets of $3.1 million; and in December 2015, we sold the 1881 Campus Commons Building for $65.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $0.5 million. We recognized a gain on sale of real estate assets of $75.3 million in 2014. In July 2014, we sold the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for $59.5 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $7.7 million; in August 2014, we sold the 9 Technology Drive Building in Westborough, Massachusetts, for $47.0 million, exclusive of purchase price adjustments and transaction costs, yielding a gain on sale of real estate assets of $11.1 million; and in October 2014, we sold the Lenox Park Property in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of approximately $56.5 million. We expect future gains on sales of real estate assets will fluctuate with disposition activity.
Discontinued Operations
Loss from discontinued operations was $2.0 million for 2014. Effective April 1, 2014, we adopted Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08"), which requires only dispositions representing a strategic shift in our operations to be reclassified to discontinued operations. Therefore, the operating results of properties disposed subsequent to our adoption date have not been reclassified to discontinued operations. As further explained in Note 13, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations.
Net Income
Net income was $44.6 million, or $0.36 per basic and diluted share, for 2015, which represents a decrease from $92.6 million, or $0.74 per share, for 2014, primarily due to recognizing a $56.5 million gain on the sale of the Lenox Park Property in October 2014. This decrease is partially offset by $15.6 million of additional real estate operating income from the $0.5 billion of net real estate acquisitions made in 2015 and leasing activity, reduced by $9.6 million of additional interest expense to fund such acquisitions. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and acquisition and disposition activity.
Comparison of the year ended December 31, 2014 versus the year ended December 31, 2013
Rental income was $414.5 million for 2014, which represents an increase from $406.9 million for 2013, due to the $19.3 million impact of the acquisition of the 221 Main Street Building and the 650 California Street Building in April 2014 and September 2014, respectively, partially offset by the $13.6 million impact of 2014 dispositions.
Tenant reimbursements and property operating costs were $95.4 million and $163.7 million, respectively, for 2014, which represents a slight increase as compared with $90.9 million and $154.6 million, respectively, for 2013, as the $7.4 million impact of recently acquired properties and the $3.3 million impact of increased property taxes resulting from annual assessments were partially offset by the $2.6 million impact of the disposition of properties in late 2013 and 2014.
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
Asset and property management fees were $2.3 million for 2014, which represents a decrease from $6.4 million for 2013, due to the termination of the Advisory Agreement effective February 28, 2013. See Note 11, Related-Party Transactions and Agreements, to the accompanying consolidated financial statements, for additional information.
Depreciation was $117.8 million for 2014, which represents an increase from $108.1 million for 2013, due to the $9.4 million impact of 2014 and 2013 acquisitions, partially offset by the $3.4 million impact of 2014 and 2013 dispositions, and the $3.0 million impact of the completion of capital improvements at certain of our existing properties.
Amortization was stable at $78.8 million and $78.7 million for 2014 and 2013, respectively, as the impact of 2014 acquisitions was offset by the impact of 2013 and 2014 dispositions.
In 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014); and $10.1 million on the Bannockburn Lake III Building in Bannockburn, Illinois, in the fourth quarter of 2014 (sold in July 2015).

General and administrative expenses were $31.3 million for 2014, which represents a decrease as compared with $61.9 million for 2013, primarily due to the impact of transitioning to a self-managed structure and the expiration of contracts related thereto. See Note 11, Related-Party Transactions and Agreements, to the accompanying financial statements for details.
We incurred $4.1 million in listing costs during 2013 in connection with listing our shares on the New York Stock Exchange on October 10, 2013, and no listing costs in 2014.
We incurred total acquisition expenses of $14.1 million for 2014 in connection with acquiring two properties in San Francisco, California, and no acquisition expenses in 2013. See Note 3, Real Estate and Other Transactions, to the accompanying financial statements for additional details.
Interest expense was $75.7 million for 2014, which represents a decrease as compared with $101.9 million for 2013, primarily due to settling $466.0 million of our $586.0 million total capital lease obligations, and the related and offsetting development authority bond investments, in December 2013.
Interest and other income was $7.3 million for 2014, which represents a decrease from $34.0 million for 2014, due to the December 2013 settlement of $466.0 million of the $586.0 million total development authority bonds, and the related and offsetting obligations under capital leases. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
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
We recognized gains on sales of real estate assets of $75.3 million in 2014. In July 2014, we sold the 7031 Columbia Gateway Drive Building in Columbia, Maryland, for $59.5 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $7.7 million; in August 2014, we sold the 9 Technology Drive Building in Westborough, Massachusetts, for $47.0 million, exclusive of purchase price adjustments and transaction costs, yielding a gain on sale of real estate assets of $11.1 million; and in October 2014, we sold the Lenox Park Property in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of approximately $56.5 million.
Discontinued Operations
Loss from discontinued operations was $2.0 million for 2014, as compared with $10.1 million for 2013. The decrease in loss from discontinued operations is due to our adoption of ASU 2014-08, which requires only dispositions that represent a strategic shift in our operations be reclassified to discontinued operations. Therefore, the operating results of properties disposed of subsequent to April 1, 2014, were not reclassified to discontinued operations. As further explained in Note 13, Discontinued Operations, to the accompanying consolidated financial statements, prior to our adoption of ASU 2014-08, properties meeting certain criteria for disposal were classified as "discontinued operations" in the accompanying consolidated statements of operations for all periods presented.
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
Reconciliations of net income to FFO (in thousands):

	Years Ended December 31,
	2015	2014	2013
Reconciliation of Net Income to Funds From Operations:
Net income	$44,619	$92,635	$15,720
Adjustments:
Depreciation of real estate assets	131,490	117,766	119,835
Amortization of lease-related costs	87,128	78,843	86,300
Depreciation and amortization included in loss from unconsolidated joint venture(1)	1,606	—	—
Impairment loss on real estate assets	—	25,130	29,737
Gain on sale of real estate assets – continuing operations	(23,860)	(75,275)	—
Gain (loss) on sale of real estate assets – discontinued operations	—	1,627	(11,225)
Total Funds From Operations adjustments	196,364	148,091	224,647
Funds From Operations	$240,983	$240,726	$240,367

(1)	Reflects our pro-rata share (51%) of depreciation and amortization for the Market Square Joint Venture, which was created on October 28, 2015.

Net Operating Income
As set forth below, NOI is calculated by deducting property operating costs from rental and other property revenues for continuing operations. As a performance metric consisting of only revenues and expenses directly related to ongoing real estate rental operations, which have been or will be settled in cash, NOI is narrower in scope than FFO.
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
Same Store NOI is computed in a consistent manner as NOI on an individual property basis. For the periods presented, our same store portfolio includes all properties that have been owned and operated from January 1, 2014 through December 31, 2015, including the operating revenues and expenses related to our current share of the Market Square Buildings (51%). On October 28, 2015, we sold a 49% interest in the Market Square Buildings by transferring the property to a joint venture. NOI and Same Store NOI are calculated as follows for 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Revenues:
Rental income	$309,755	$312,763
Tenant reimbursements	76,319	75,744
Hotel income	24,309	22,885
Other property income	1,686	1,431
Total revenues	412,069	412,823
Operating expenses:
Property operating costs	(133,939)	(129,891)
Hotel operating costs	(19,615)	(18,792)
Total operating expenses	(153,554)	(148,683)
Same Store NOI	258,515	264,140
NOI from acquisitions(1)	62,461	12,239
NOI from dispositions(2)	33,358	74,035
Net operating income total	$354,334	$350,414

(1)
Reflects activity for the following properties acquired since January 1, 2014, for all periods presented: 229 West 43rd Street, 315 Park Avenue South, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(2)
Reflects activity for the following properties sold since January 1, 2014, for all periods presented: 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, Robbins Road, Lenox Park Buildings, 9 Technology Drive, 7031 Columbia Gateway Drive, 200 South Orange, and 160 Park Avenue.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2015	2014
Net income	$44,619	$92,635
Net interest expense	86,738	75,681
Interest income from development authority bonds	(7,200)	(7,200)
Income tax expense	378	662
Depreciation	132,625	117,766
Amortization	87,599	78,843
Real estate acquisition costs	3,675	14,142
Gain on sale of real estate assets	(23,860)	(75,275)
Impairment loss	—	25,130
Loss on disposition of discontinued operations	—	1,627
Loss on early extinguishment of debt	3,149	23
General and administrative	29,738	31,275
Interest rate swap valuation adjustment	(2,634)	(4,946)
Interest expense associated with interest rate swaps	2,642	5,317
Settlement of interest rate swap	1,102	—
Lease termination income(1)	(4,237)	(6,291)
Operating loss from discontinued operations	—	1,025
Less: Net Operating Income	$354,334	$350,414
NOI from Acquisitions(2)	(62,461)	(12,239)
NOI from Dispositions(3)	(33,358)	(74,035)
Same Store NOI	$258,515	$264,140

(1)	Lease termination income includes adjustments for straight-line rent related to lease terminations.

(2)
Reflects activity for the following properties acquired since January 1, 2014, for all periods presented: 229 West 43rd Street, 315 Park Avenue South, 116 Huntington Avenue, 650 California Street, and 221 Main Street.

(3)
Reflects activity for the following properties sold since January 1, 2014, for all periods presented: 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, Robbins Road, Lenox Park Buildings, 9 Technology Drive, 7031 Columbia Gateway Drive, 200 South Orange, and 160 Park Avenue.

Portfolio Information
As of December 31, 2015, we owned 27 office properties and one hotel. These properties contain approximately 14.0 million square feet of commercial space located in 12 states and the District of Columbia. All of our office properties are wholly owned except for one, which is owned through an unconsolidated joint venture. As of December 31, 2015, including our 51% interest in the Market Square Joint Venture, the office properties were approximately 93.2% leased. Annualized Lease Revenue is defined in Item 2, Properties.
As of December 31, 2015, our five highest geographic concentrations were as follows:

Location	2015 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2015 Annualized Lease Revenue
San Francisco	$105,012	1,901	22%
New York	82,822	1,114	17%
Houston	45,163	1,062	9%
Washington, D.C.	37,020	548	8%
Atlanta	36,286	1,562	7%
	$306,303	6,187	63%
As of December 31, 2015, our five highest tenant industry concentrations were as follows:

Industry	2015 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2015 Annualized Lease Revenue
Legal Services	$79,100	1,490	16%
Business Services	69,870	1,199	14%
Depository Institutions	60,967	1,673	13%
Security & Commodity Brokers	48,952	954	10%
Electric, Gas, & Sanitary Services	39,953	1,690	8%
	$298,842	7,006	61%
As of December 31, 2015, our five highest tenant concentrations were as follows:

Tenant	2015 Annualized Lease Revenue (in thousands)	Percentage of 2015 Annualized Lease Revenue
Wells Fargo	$28,538	6%
Jones Day	28,124	6%
AT&T	22,003	5%
PSEG Services	21,849	4%
Credit Suisse	19,675	4%
	$120,189	25%
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
No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices; (Level

2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction. We have determined that there is no impairment in the carrying values of our real estate assets and related intangible assets for the year ended December 31, 2015.
Projections of expected future operating cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's fair value and could result in the misstatement of the carrying value of our real estate assets and related intangible assets and net income.
In connection with furthering our portfolio repositioning efforts, in the first quarter of 2013, we began to market 18 properties for sale. Pursuant to the accounting policy outlined above, we evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, we reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows (Level 3) and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the sale agreement for these 18 properties (the "18 Property Sale") in November of 2013, we reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price (Level 1) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
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
In the fourth quarter of 2014, we identified $500 million to $600 million of properties in our portfolio that fell outside of our targeted investment strategy. In connection with initiating the sales process for these assets, we evaluated the recoverability of the carrying values of each of these properties and determined that the carrying value of the Bannockburn Lake III property, a vacant property located in Bannockburn, Illinois, was no longer recoverable due to reducing its expected property holding period to less than one year. As a result, in the fourth quarter of 2014, we reduced the carrying value of the Bannockburn Lake III property to $5.0 million, estimated based on current projected discounted future cash flows (Level 3), by recording an impairment loss of $10.1 million.
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

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases. This calculation includes significantly below- market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets or liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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
Intangible Assets and Liabilities Arising from In-Place Leases Where We Are the Lessee
In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases.
Related-Party Transactions and Agreements
During 2013, we were party to agreements with our former advisor and its affiliates, whereby we incurred and paid fees and reimbursements for certain advisory services and property management services. On February 28, 2013, we terminated the related agreements and acquired Columbia Property Trust Advisory Services and Columbia Property Trust Services, including the employees necessary to perform the corporate and property management functions previously performed by our former advisor and property manager. See Note 11, Related-Party Transactions and Agreements, to our accompanying consolidated financial statements for details of our related-party transactions, agreements, and fees.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, to the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	structural repairs at one of our properties ranging from $30.0 million to $35.0 million;

•	guaranty of debt of an unconsolidated joint venture of $25 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Dividends
On January 6, 2016, we paid the dividends for the fourth quarter of 2015 for an aggregate amount of $37.4 million to shareholders of record on December 1, 2015.
On February 10, 2016, our board of directors declared dividends for the first quarter of 2016 in the amount of $0.30 per share, payable on March 15, 2016, to stockholders of record on March 1, 2016.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of our debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a moderate level of overall borrowings. However, we currently have a substantial amount of debt outstanding. The majority of our borrowings are in the form of effectively fixed-rate financings, which helps to insulate our portfolio from interest rate risk. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the fluctuation of interest rates in future periods.
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2015 and 2014, the estimated fair value of our line of credit and notes payable and bonds was $1.7 million, respectively.

Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2015, our debt, including our pro-rata share (51%) of the debt of the Market Square Joint Venture, consisted of the following, in thousands:

	2016	2017	2018	2019	2020	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$119,000	$—	$—	$247,000	$300,000	$—	$666,000
Effectively fixed-rate debt	$44,460	$127,728	$275,860	$121,015	$—	$665,750	$1,234,813

Average interest rate:
Effectively variable-rate debt	1.50%	—%	—%	1.40%	1.37%	—%	1.40%
Effectively fixed-rate debt	5.70%	4.60%	5.85%	3.60%	—%	4.24%	4.62%
Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Bridge Loan, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility, the $300 Million Bridge Loan, and the $300 Million Term Loan bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described herein.
As of December 31, 2015, we had $247.0 million of outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $119.0 million outstanding under the $300 Million Bridge Loan; $249.4 million in 2018 Bonds Payable outstanding; $349.5 million in 2025 Bonds Payable outstanding; $319.1 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our consolidated debt instruments was 3.35% as of December 31, 2015.
Approximately $1,068.0 million of our consolidated debt outstanding as of December 31, 2015, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2015, these balances incurred interest expense at an average interest rate of 4.56% and have expirations ranging from 2016 through 2025. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A one percent change in interest rates would have a $7.0 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for our pro-rata share (51%) of the Market Square Buildings mortgage note, our weighted average interest rate is 4.62%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at December 31, 2015, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2015, 2014, or 2013.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.
The report of the Company's independent registered public accounting firm on internal control over financial reporting for the Company is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 11, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 11, 2016

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2015, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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
The other information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2016 Proxy Statement.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 11, 2016	By:	/s/ JAMES A. FLEMING
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 11, 2016		/s/ WENDY W. GILL
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Carmen M. Bowser	Independent Director
Carmen M. Bowser		February 11, 2016

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 11, 2016

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 11, 2016

/s/ John L. Dixon	Independent Director
John L. Dixon		February 11, 2016

/s/ David B. Henry	Independent Director
David B. Henry		February 11, 2016

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 11, 2016

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 11, 2016

/s/ Michael S. Robb	Independent Director
Michael S. Robb		February 11, 2016

/s/ George W. Sands	Independent Director
George W. Sands		February 11, 2016

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 11, 2016

EXHIBIT INDEX
TO
2015 FORM 10-K OF
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

10.12
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

Ex.	Description
10.13
Amended and Restated Revolving Credit and Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower, J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, as syndication agent and Regions Bank, U.S. Bank National Association, MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as documentation agents, and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

10.14
Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower, the financial institutions party thereto, as lenders, Wells Fargo Bank, National Association, as administrative agent, Wells Fargo Securities, LLC, Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners and Regions Bank and U.S. National Association, as syndication agents, and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

10.15
Term Loan Agreement, dated August 4, 2015, by and among the Columbia Property Trust Operating Partnership, L.P., as borrower, J.P. Morgan Securities LLC, as joint lead arranger and sole bookrunner, JPMorgan Chase Bank, N.A., as administrative agent, PNC Bank, National Association, Capital One, National Association, and Wells Fargo Bank, N.A. as joint lead arrangers and co-syndication agents, and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Property Trust, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations during the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Component of an Entity”.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 11, 2016

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2015	2014
Assets:
Real estate assets, at cost:
Land	$896,467	$785,101
Buildings and improvements, less accumulated depreciation of $613,639 and $660,098, as of December 31, 2015 and 2014, respectively	2,897,431	3,026,431
Intangible lease assets, less accumulated amortization of $250,085 and $313,822, as of December 31, 2015 and 2014, respectively	259,136	247,068
Construction in progress	31,847	17,962
Total real estate assets	4,084,881	4,076,562
Investment in unconsolidated joint venture	118,695	—
Cash and cash equivalents	32,645	149,790
Tenant receivables, net of allowance for doubtful accounts of $8 and $3, as of December 31, 2015 and 2014, respectively	11,670	6,945
Straight-line rent receivable	109,062	116,489
Prepaid expenses and other assets	35,848	55,931
Intangible lease origination costs, less accumulated amortization of $181,482 and $219,626, as of December 31, 2015 and 2014, respectively	77,190	105,528
Deferred lease costs, less accumulated amortization of $40,817 and $36,589, as of December 31, 2015 and 2014, respectively	88,127	102,995
Investment in development authority bonds	120,000	120,000
Total assets	$4,678,118	$4,734,240
Liabilities:
Line of credit, term loans, and notes payable, net of deferred financing costs of $4,492 and $3,438, as of December 31, 2015 and 2014, respectively	$1,130,571	$1,427,446
Bonds payable, net of discount of $1,020 and $818 and deferred financing costs of $3,721 and $1,200, as of December 31, 2015 and 2014, respectively	595,259	247,982
Accounts payable, accrued expenses, and accrued capital expenditures	98,759	106,276
Dividends payable	37,354	—
Deferred income	24,814	24,753
Intangible lease liabilities, less accumulated amortization of $81,496 and $84,935, as of December 31, 2015 and 2014, respectively	57,167	74,305
Obligations under capital leases	120,000	120,000
Total liabilities	2,063,924	2,000,762
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 124,363,073 and 124,973,304 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,243	1,249
Additional paid-in capital	4,588,303	4,601,808
Cumulative distributions in excess of earnings	(1,972,916)	(1,867,611)
Accumulated other comprehensive loss	(2,436)	(1,968)
Total equity	2,614,194	2,733,478
Total liabilities and equity	$4,678,118	$4,734,240

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2015	2014	2013
Revenues:
Rental income	$436,048	$414,541	$406,907
Tenant reimbursements	99,655	95,375	90,875
Hotel income	24,309	22,885	23,756
Other property income	6,053	7,996	5,040
	566,065	540,797	526,578
Expenses:
Property operating costs	188,078	163,722	154,559
Hotel operating costs	19,615	18,792	18,340
Asset and property management fees:
Related-party	—	—	4,693
Other	1,816	2,258	1,671
Depreciation	131,490	117,766	108,105
Amortization	87,128	78,843	78,710
Impairment loss on real estate assets	—	25,130	—
General and administrative	29,683	31,275	61,866
Listing costs	—	—	4,060
Acquisition expenses	3,675	14,142	—
	461,485	451,928	432,004
Real estate operating income	104,580	88,869	94,574
Other income (expense):
Interest expense	(85,296)	(75,711)	(101,941)
Interest and other income	7,254	7,275	34,029
Loss on interest rate swaps	(1,110)	(371)	(342)
Loss on the early extinguishment of debt	(3,149)	(23)	—
	(82,301)	(68,830)	(68,254)
Income before income tax expenses, unconsolidated joint ventures, and gains on sale of real estate	22,279	20,039	26,320
Income tax expense	(378)	(662)	(500)
Loss from unconsolidated joint venture	(1,142)	—	—
Income before gains of sale of real estate assets	20,759	19,377	25,820
Gains on sale of real estate assets	23,860	75,275	—
Income from continuing operations	44,619	94,652	25,820
Discontinued operations:
Operating loss from discontinued operations	—	(390)	(21,325)
Gain (loss) on disposition of discontinued operations	—	(1,627)	11,225
Loss from discontinued operations	—	(2,017)	(10,100)
Net income	$44,619	$92,635	$15,720
Per-share information – basic:
Income from continuing operations	$0.36	$0.76	$0.19
Loss from discontinued operations	$0.00	$(0.02)	$(0.08)
Net income	$0.36	$0.74	$0.12
Weighted-average common shares outstanding – basic	124,757	124,860	134,085
Per-share information – diluted:
Income from continuing operations	$0.36	$0.76	$0.19
Loss from discontinued operations	$0.00	$(0.02)	$(0.08)
Net income	$0.36	$0.74	$0.12
Weighted-average common shares outstanding – diluted	124,847	124,918	134,085
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$44,619	$92,635	$15,720
Market value adjustment to interest rate swap	(1,570)	1,339	1,997
Settlement of interest rate swap	1,102	—	—
Foreign currency translation adjustment	—	—	(83)
Comprehensive income	$44,151	$93,974	$17,634

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital(1)	Cumulative Distributions in Excess of Earnings	Redeemable Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares(1)	Amount(1)
Balance, December 31, 2012	136,901	$1,369	$4,901,889	$(1,634,531)	$(99,526)	$(5,221)	$3,163,980
Issuance of common stock	1,665	17	46,585	—	—	—	46,602
Stock compensation	—	—	855	—	—	—	855
Redemptions of common stock	(4,373)	(44)	(112,062)	—	—	—	(112,106)
Decrease in redeemable common stock	—	—	—	—	99,526	—	99,526
Tender repurchase of common stock	(9,363)	(94)	(233,968)	—	—	—	(234,062)
Distributions to common stockholders ($1.44 per share)	—	—	—	(191,473)	—	—	(191,473)
Offering Costs	—	—	(3,133)	—	—	—	(3,133)
Net income	—	—	—	15,720	—	—	15,720
Foreign currency translation adjustment	—	—	—	—	—	(83)	(83)
Market value adjustment to interest rate swap	—	—	—	—	—	1,997	1,997
Balance, December 31, 2013	124,830	1,248	4,600,166	(1,810,284)	—	(3,307)	2,787,823
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	143	1	1,642	—	—	—	1,643
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,962)	—	—	(149,962)
Net income	—	—	—	92,635	—	—	92,635
Market value adjustment to interest rate swap	—	—	—	—	—	1,339	1,339
Balance, December 31, 2014	124,973	1,249	4,601,808	(1,867,611)	—	(1,968)	2,733,478
Redemptions of common stock	(721)	(7)	(16,328)	—	—	—	(16,335)
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	111	1	2,823	—	—	—	2,824
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,924)	—	—	(149,924)
Net income	—	—	—	44,619	—	—	44,619
Market value adjustment to interest rate swap	—	—	—	—	—	(1,570)	(1,570)
Settlement of interest rate swap	—	—	—	—	—	1,102	1,102
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$—	$(2,436)	$2,614,194

(1)	All share amounts and computations using such amounts have been retroactively adjusted to reflect the August 14, 2013, four-for-one reverse stock split (See Note 8, Stockholders' Equity).

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$44,619	$92,635	$15,720
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(16,632)	(9,916)	(22,793)
Depreciation	131,490	117,766	119,835
Amortization	78,000	74,212	84,630
Impairment losses on real estate assets	—	25,130	29,737
Noncash interest expense	4,335	3,055	3,602
Loss on early extinguishment of debt	3,149	23	4,709
Gain on interest rate swaps	(1,532)	(4,945)	(5,530)
Gain on sale of real estate	(23,860)	(73,648)	(11,225)
Loss from unconsolidated joint venture	1,142	—	—
Stock-based compensation expense	3,548	1,975	1,055
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	(4,414)	(227)	6,249
Decrease (increase) in prepaid expenses and other assets	(2,155)	5,442	(4,097)
Increase in accounts payable and accrued expenses	3,330	2,589	4,207
Decrease in due to affiliates	—	—	(1,801)
Increase (decrease) in deferred income	2,060	2,815	(5,969)
Net cash provided by operating activities	223,080	236,906	218,329
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	596,734	418,207	565,945
Real estate acquisitions	(1,062,031)	(335,986)	—
Earnest money paid	—	(27,000)	—
Capital improvements	(83,371)	(54,005)	(44,856)
Deferred lease costs paid	(22,531)	(25,004)	(25,700)
Investment in unconsolidated joint venture	(5,500)	—	—
Net cash provided by (used in) investing activities	(576,699)	(23,788)	495,389
Cash Flows from Financing Activities:
Financing costs paid	(9,729)	(1,482)	(3,721)
Prepayments to settle debt and interest rate swap	(3,165)	—	(4,709)
Proceeds from lines of credit and notes payable	1,884,000	283,000	301,000
Proceeds from issuance of bonds payable	349,507	—	—
Repayments of lines of credit and notes payable	(1,854,512)	(294,739)	(461,940)
Issuance of common stock	—	—	46,402
Distributions paid to stockholders	(112,570)	(149,962)	(145,071)
Distributions paid to stockholders and reinvested in shares of our common stock	—	—	(46,402)
Redemptions of common stock	(17,057)	—	(115,781)
Tender offer redemptions of common stock	—	—	(234,062)
Tender offer and offering costs paid	—	—	(3,133)
Net cash provided by (used in) financing activities	236,474	(163,183)	(667,417)
Net increase (decrease) in cash and cash equivalents	(117,145)	49,935	46,301
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)
Cash and cash equivalents, beginning of period	149,790	99,855	53,657
Cash and cash equivalents, end of period	$32,645	$149,790	$99,855
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, AND 2013

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. References to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect, and any unconsolidated joint ventures.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2015, Columbia Property Trust owned 27 office properties and one hotel, which contain approximately 14.0 million square feet of commercial space, located in 12 states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of December 31, 2015, the office properties, including Columbia Property Trust's share of the unconsolidated joint venture, were approximately 93.2% leased.

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

Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. During the year ended December 31, 2015, $0.6 million of interest was capitalized, and for the year ended December 31, 2014, no interest was capitalized.
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Columbia Property Trust assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of our real estate assets and related intangible assets for the year ended December 31, 2015.
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
In connection with furthering its portfolio repositioning efforts, in the first quarter of 2013, Columbia Property Trust initiated a process to market 18 properties for sale. Pursuant to the accounting policy outlined above, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the 120 Eagle Rock property in East Hanover, New Jersey, and the 333 & 777 Republic Drive property in Allen Park, Michigan, were no longer recoverable due to shortening the respective expected property holding periods in connection with these repositioning efforts. As a result, Columbia Property Trust reduced the carrying value of the 120 Eagle Rock property and the 333 & 777 Republic Drive property to reflect their respective fair values estimated, based on projected discounted future cash flows (Level 3) and recorded corresponding property impairment losses of $11.7 million and $5.2 million, respectively, in the first quarter of 2013, which are included in operating income (loss) from discontinued operations in the accompanying statement of operations. In connection with finalizing the terms of the sale agreement for these 18 properties (the "18 Property Sale") in November 2013, Columbia Property Trust reduced the aggregate carrying value of the assets therein to fair value, as estimated based on the approximate contract price (Level 1) of $500 million, by recognizing an additional impairment loss of $12.9 million in the third quarter of 2013, which is included in operating income (loss) from discontinued operations in the accompanying statement of operations.
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
In the fourth quarter of 2014, Columbia Property Trust identified $500 million to $600 million of properties in its portfolio that fell outside of its targeted investment strategy. In connection with initiating the sales process for these assets, Columbia Property Trust evaluated the recoverability of the carrying values of each of these properties and determined that the carrying value of the Bannockburn Lake III property, a vacant property located in Bannockburn, Illinois, was no longer recoverable due to reducing its expected property holding period to less than one year. As a result, in the fourth quarter of 2014, Columbia Property Trust reduced the carrying value of the Bannockburn Lake III property to $5.0 million, estimated based on current projected discounted future cash flows (Level 3), by recording an impairment loss of $10.1 million.
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for 2015, 2014, and 2013 (in thousands) using Level 3 inputs.

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
At such time that a property is determined to be held for sale, its carrying amount is reduced to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of December 31, 2015, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet.

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

•
The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases. This calculation includes significantly below- market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets or liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

As of December 31, 2015 and 2014, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2015	Gross	$50,463	$317,841	$258,672	$138,663
	Accumulated Amortization	(37,971)	(194,446)	(181,482)	(81,496)
	Net	$12,492	$123,395	$77,190	$57,167
December 31, 2014	Gross	$79,805	$370,412	$325,154	$159,240
	Accumulated Amortization	(61,619)	(237,084)	(219,626)	(84,935)
	Net	$18,186	$133,328	$105,528	$74,305
During 2015, 2014, and 2013, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ended December 31,
2015	$4,412	$45,972	$28,530	$19,345
2014	$5,368	$36,474	$33,037	$15,507
2013	$6,077	$38,879	$38,978	$14,411
The remaining net intangible assets and liabilities as of December 31, 2015, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2016	$2,565	$30,806	$19,070	$14,172
2017	1,383	19,850	13,387	9,218
2018	1,041	15,576	10,564	7,234
2019	1,041	13,706	9,583	6,557
2020	1,039	11,734	8,516	5,363
Thereafter	5,423	31,723	16,070	14,623
	$12,492	$123,395	$77,190	$57,167
Weighted-Average Amortization Period	4 years	4 years	4 years	5 years
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million and $110.7 million as of December 31, 2015 and 2014, respectively, net of accumulated amortization of $17.7 million and $15.1 million as of December 31, 2015 and 2014, respectively. Columbia Property Trust recognized amortization expense related to these assets of approximately $2.5 million for 2015 and $2.1 million for 2014 and 2013.
As of December 31, 2015, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the years ending December 31:
2016	$2,549
2017	2,549
2018	2,549
2019	2,549
2020	2,549
Thereafter	110,504
$123,249
Weighted-Average Amortization Period	49 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2015 and 2014.
Tenant Receivables, net
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses in the accompanying consolidated statements of operations of approximately $26,000 and $518,000 for 2015 and 2014, respectively.
Straight Line Rent Receivable
Straight line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash received is less than the amount of revenue recognized, typically early in the lease, straight line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized.
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, non-tenant receivables, prepaid taxes, insurance and operating costs, unamortized deferred financing costs related to the line of credit (the "Revolving Credit Facility"), certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred. As of December 31, 2014, prepaid expenses and other assets included $27.0 million of earnest money deposits paid in 2014 for the January 2015 property acquisitions described in Note 3, Real Estate and Other Transactions. These deposits were applied to the purchase prices at closing.
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Columbia Property Trust has elected to adopt Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03") and Accounting Standards Update 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15") effective December 31, 2015. These standards require deferred financing costs, except for costs related to revolving credit facilities, to be presented as a direct reduction to the carrying amount of the related debt for all periods presented. As a result, as of December 31, 2014, $8.4 million of deferred financing costs have been reclassified as follows: $3.8 million is included in prepaid expenses and other assets; $3.4 million is presented as a reduction to line of credit, term loan, and notes payable; and the remaining $1.2 million is presented as a reduction to bonds payable. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2015, 2014, and 2013, of approximately $4.4 million, $3.5 million, and $3.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs consist of costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease. Such costs are capitalized and recognized as operating expenses over the lease term. Columbia Property Trust recognized amortization of deferred lease costs of approximately $12.6 million, $12.2 million, and $13.1 million for 2015, 2014, and 2013, respectively, the majority of which is recorded as amortization expense. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
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
Line of Credit, Term Loans, and Notes Payable
Certain mortgage notes included in line of credit, term loan, and notes payable in the accompanying consolidated balance sheets were assumed upon the acquisition of real properties. When debt is assumed, Columbia Property Trust records the loan at fair value. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method.
As described in the Deferred Financing Costs section above, line of credit, term loans, and notes payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $4.5 million and $3.4 million as of December 31, 2015 and December 31, 2014, respectively.
Bonds Payable
In March 2015, Columbia Property Trust issued $350.0 million of its ten-year unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"). In April 2011, Columbia Property Trust issued $250.0 million of its seven-year unsecured 5.875% senior notes at 99.295% of their face value (the "2018 Bonds Payable"). The discount on the 2025 Bonds Payable and the 2018 Bonds Payable is amortized to interest expense over the term of the bonds using the effective-interest method.
As described in the Deferred Financing Costs section above, bonds payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $3.7 million and $1.2 million as of December 31, 2015 and December 31, 2014, respectively.

Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01, through September 4, 2017 (the "Stock Repurchase Program"). Columbia Property Trust expects to acquire shares primarily through open market transactions, subject to market conditions and other factors. As of December 31, 2015, $183.7 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. See Note 8, Stockholders' Equity, for additional details.
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

The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2015 and 2014 (in thousands):

		Estimated Fair Value as of
		December 31,
Instrument Type	Balance Sheet Classification	2015	2014
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(2,436)	$(1,968)
Derivatives not designated as hedging instruments:
Interest rate contracts	Accounts payable	$—	$(2,633)
Fair value of interest rate swaps		$(2,436)	$(4,601)
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

	Years ended December 31,
	2015	2014	2013
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(1,570)	$1,339	$1,997
Loss on interest rate swap recognized through earnings	$(1,110)	$(371)	$(342)
In July 2015, Columbia Property Trust paid $1.1 million to settle the interest rate swap on the $450 Million Term Loan, which is reflected in earnings. See Note 5, Line of Credit, Term Loans, and Notes Payable, for additional details. During the periods presented, there was no other hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Revenue Recognition
All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized on a straight-line basis from when we receive notification of termination through the date the tenant has lost the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement.
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2015, 2014, or 2013.
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
Operating Segments
Columbia Property Trust establishes its operating segments at the property level, and none of its operating segments meet the quantitative or qualitative thresholds to be considered an individual reportable segment.
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation, including deferred financing costs (as described above), discontinued operations (see Note 13, Discontinued Operations), and equity accounts impacted by the Reverse Stock Split (see Note 8, Stockholders' Equity).
Recent Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-16, Simplifying the Accounting for Measurement – Prior Period Adjustments ("ASU 2015-16"), which eliminates the requirement to retrospectively account for adjustments made to provisional amounts recognized in a real estate acquisition at the acquisition date, rather the cumulative impact of any adjustment should be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for Columbia Property Trust beginning on January 1, 2016. Columbia Property Trust does not expect the adoption of ASU 2015-16 to have a material impact on its financial statements and disclosures.
In April 2015, the FASB issued ASU 2015-03, which requires deferred financing costs to be presented on the balance sheet as a direct deduction of the carrying amount of the related debt. In August 2015, the FASB issued ASU 2015-15, which allows for deferred financing costs associated with line of credit agreements, which may not have an outstanding balance, to continue to be presented as an asset. ASU 2015-03 and ASU 2015-15 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2016, and early adoption is permitted. Columbia Property Trust has elected to early adopt ASU 2015-03 and 2015-15 as of December 31, 2015.
In February 2015, the FASB issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which requires the reevaluation of certain legal entities for consolidation, including limited partnerships, VIEs, and reporting entities that are involved with VIEs. ASU 2015-02 is effective retrospectively for Columbia Property Trust beginning on January 1, 2016, and early adoption is permitted. Columbia Property Trust does not expect the adoption of ASU 2015-02 to have a material impact on its financial statements and disclosures.
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

3.	Real Estate and Other Transactions
Acquisitions
During 2015 and 2014, Columbia Property Trust acquired the following properties (in thousands). Columbia Property Trust did not acquire any properties during 2013.

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
Portfolio Acquisition - 315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 328,000-square-foot office building in New York, New York (the "315 Park Avenue South Building") and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments, using proceeds from the issuance of $350.0 million in bonds payable due in 2025, proceeds from the Revolving Credit Facility, and cash on hand.
As of the acquisition date, the 315 Park Avenue South Building was 94.9% leased to nine tenants, including Credit Suisse (74%). For the period from January 7, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $25.1 million and a net loss of $6.6 million from the 315 Park Avenue South Building. The net loss includes acquisition expenses of $1.2 million.
As of the acquisition date, the 1881 Campus Commons Building was 78.0% leased to 15 tenants, including SOS International (15%) and Siemens (12%). For the period from January 7, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $5.8 million and a net loss of $1.3 million from the 1881 Campus Commons Building. The net loss includes acquisition expenses of $0.5 million. Columbia Property Trust sold 1881 Campus Commons on December 10, 2015, as described in the Dispositions section below.
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 271,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits, using proceeds from the issuance of $350.0 million in bonds payable due in 2025, proceeds from the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $11.3 million and a net loss of $0.7 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.

229 West 43rd Street Building
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street building, a 16-story, 732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York (the "229 West 43rd Street Building"), for $516.0 million, exclusive of transaction costs and purchase price adjustments. This acquisition was funded with the $300 Million Bridge Loan and borrowings on the Revolving Credit Facility, as described in Note 5, Line of Credit, Term Loans, and Notes Payable. As of the acquisition date, the 229 West 43rd Street Building was 98.0% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%). For the period from August 4, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $15.3 million and net income of $2.2 million from the 229 West 43rd Street Building. The net income includes acquisition expenses of $1.7 million.
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
650 California Street Building
On September 9, 2014, Columbia Property Trust acquired the 650 California Street Building, a 477,000-square-foot office building in San Francisco, California, for $310.2 million, exclusive of transaction costs. The acquisition was funded with a $130.0 million assumed mortgage note, $118.0 million of borrowings on the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 650 California Street Building was 88.1% leased to 18 tenants, including Littler Mendelson (24%), Credit Suisse (13%), and Goodby Silverstein (11%). Columbia Property Trust recognized revenues of $8.0 million and a net loss of $9.7 million from the 650 California Street Building acquisition for the period from September 9, 2014 to December 31, 2014. The net loss includes acquisition expenses of $8.0 million.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2015, 2014, and 2013, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, the 229 West 43rd Street Building, the 221 Main Street Building, and the 650 California Street Building as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2013 (in thousands).

	2015	2014	2013
Revenues	$582,699	$605,494	$604,205
Net income (loss)	$46,363	$66,814	$(58,043)
Net income (loss) per share – basic	$0.37	$0.53	$(0.43)
Net income (loss) per share – diluted	$0.37	$0.53	$(0.43)
Dispositions
As a result of adopting Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08") effective April 1, 2014, for all periods presented in the accompanying consolidated statements of operations, the revenues and expenses associated with the 2015 and 2014 property sales described below are included in continuing operations, while the revenues and expenses associated with sales executed before April 1, 2014, are classified as discontinued operations. During 2015, 2014 and 2013, Columbia Property Trust closed on the following transactions:
Market Square Buildings - Partial Sale
On October 28, 2015, Columbia Property Trust transferred the Market Square Buildings and the related $325.0 million mortgage note to a joint venture (the "Market Square Joint Venture") and sold a 49% interest in the Market Square Joint Venture to Blackstone Property Partners ("Blackstone") for approximately $120.0 million of net proceeds, which were used to repay a portion of the $300 Million Bridge Loan. As a result of this transaction, Columbia Property Trust recognized a gain on real estate assets of $3.1 million and retains a 51% interest in the Market Square Joint Venture. The Market Square Joint Venture owns and operates the

Market Square Buildings through a REIT ("Market Square East & West, LLC"). See Note 4, Unconsolidated Joint Venture, for additional information.
11 Property Sale
On July 1, 2015, Columbia Property Trust sold 11 properties to an unaffiliated third party for $433.3 million, exclusive of purchase price adjustments and closing costs (the "11 Property Sale"), which resulted in a gain of $20.2 million. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, 2015, the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million; and for the years ended December 31, 2014 and 2013, the net income for the properties included in the 11 Property Sale was $3.0 million and $15.1 million, respectively. The 11 Property Sale including the following properties:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III
1881 Campus Commons
On December 10, 2015, Columbia Property Trust closed on the sale of the 1881 Campus Commons Building in Reston, Virginia for $65.0 million, exclusive of purchase price adjustments and closing costs, yielding a gain of $0.5 million. The proceeds from the sale of the 1881 Campus Commons Building were used to reduce the outstanding balance of the $300 Million Bridge Loan, as described in Note 5, Line of Credit, Term Loans, and Notes Payable.
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
Lenox Park Property
On October 3, 2014, Columbia Property Trust closed on the sale of the Lenox Park Property, containing five buildings, in Atlanta, Georgia, for $290.0 million, exclusive of transaction costs, yielding a gain on sale of real estate assets of $56.5 million in the fourth quarter of 2014.
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
Other Transactions
As described in Note 11, Related-Party Transactions and Agreements, Columbia Property Trust acquired Columbia Property Trust Advisory Services, LLC ("Columbia Property Trust Advisory Services") and Columbia Property Trust Services, LLC ("Columbia Property Trust Services") on February 28, 2013. The following unaudited pro forma statements of operations presented for 2013, have been prepared for Columbia Property Trust to give effect to the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services as if the acquisitions occurred on January 1, 2013. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had the acquisitions of Columbia Property Trust Advisory Services and Columbia Property Trust Services been consummated as of January 1, 2013 (in thousands).

	As of December 31,
	2015	2014	2013
Revenues	*	*	$526,966
Net income attributable to common shareholders	*	*	$18,475

*	Columbia Property Trust owned Columbia Property Trust Advisory Services and Columbia Property Trust Services for all of 2015 and 2014.
4.    Unconsolidated Joint Venture
Columbia Property Trust owns a majority interest of 51% in the Market Square Joint Venture, and Blackstone owns the remaining 49% interest in the joint venture. The Market Square Joint Venture owns and operates the Market Square Buildings through Market Square East & West, LLC, which operates as a REIT. The Market Square Buildings are two, 13-story office buildings containing 687,000 square feet of office space in Washington, D.C. Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions and, as such, uses the equity method of accounting to record its investment. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for equity in earnings and cash contributions and distributions. Income or loss and cash distributions are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
Columbia Property Trust evaluates the recoverability of its investment in unconsolidated joint venture in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value.
As of December 31, 2015, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. On October 28, 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which will be reduced as space is leased.

Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

December 31, 2015
Total assets	$573,073
Total debt	$324,603
Total equity	$230,060
Columbia Property Trust's investment	$118,695
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands):

From inception through December 31, 2015
Total Revenues	$7,962
Net loss	$(2,239)
Columbia Property Trust's share	$(1,142)
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3% of the gross revenue of the Market Square Buildings, payable monthly, and asset management fees of $1.0 million annually, in equal quarterly installments. During 2015, Columbia Property Trust earned $0.2 million in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. As of December 31, 2015, $0.1 million in property management fees was payable to Columbia Property Trust, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

5.	Line of Credit, Term Loans, and Notes Payable
As of December 31, 2015 and 2014, Columbia Property Trust had the following line of credit, term loan, and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2015		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2015		2014
$300 Million Term Loan	LIBOR + 110 bp	(1)	Interest only	7/31/2020	$300,000		$—
Revolving Credit Facility	LIBOR + 100 bp	(2)	Interest only	7/31/2019	247,000		—
$150 Million Term Loan	LIBOR + 155 bp	(3)	Interest only	7/29/2022	150,000		—
650 California Street Building mortgage note	3.60%		Term debt	7/1/2019	128,785		130,000
$300 Million Bridge Loan	LIBOR + 110 bp	(4)	Interest only	8/4/2016	119,000		—
221 Main Building mortgage note	3.95%		Interest only	5/10/2017	73,000		73,000
263 Shuman Boulevard Building mortgage note	5.55%		Interest only	7/1/2017	49,000		49,000
SanTan Corporate Center mortgage notes	5.83%		Interest only	10/11/2016	39,000		39,000
One Glenlake Building mortgage note	5.80%		Term debt	12/10/2018	29,278		32,074
$450 Million Term Loan	LIBOR + 130 bp		Interest only	2/3/2016	—		450,000
Market Square Buildings mortgage note	5.07%		Interest only	7/1/2023	—	(5)	325,000
333 Market Street Building mortgage note	LIBOR + 202 bp		Interest only	7/1/2015	—		206,810
100 East Pratt Street Building mortgage note	5.08%		Interest only	6/11/2017	—		105,000
215 Diehl Road Building mortgage note	5.55%		Interest only	7/1/2017	—		21,000
Less: Deferred financing costs related to term loans and notes payable					(4,492)		(3,438)
Total indebtedness					$1,130,571		$1,427,446

(1)
The $300 Million Term Loan, as further described below, bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on Columbia Property Trust's applicable credit rating.

(2)
Borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR-based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on Columbia Property Trust's applicable credit rating.

(3)
Columbia Property Trust is party to an interest rate swap agreement, which effectively fixes its interest rate on the $150 Million Term Loan, as further described below, at 3.52% and terminates on July 29, 2022. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in the fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.

(4)
The $300 Million Bridge Loan, as further described below, bears interest, at Columbia Property Trust's option, at either LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% based on Columbia Property Trust's applicable credit rating.

(5)	The Market Square Buildings mortgage note was transferred to the Market Square Joint Venture, effective October 28, 2015. See Note 4, Unconsolidated Joint Venture, for details.
Term Loans
On July 30, 2015, Columbia Property Trust replaced its $450 Million Term Loan, which had a maturity date of February 3, 2016, with two separate term loans. Columbia Property Trust entered into a $300.0 million unsecured, single-draw term loan (the "$300 Million Term Loan") with a syndicate of banks with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners. The $300 Million Term Loan matures on July 31, 2020. Columbia Property Trust also entered into a $150.0 million unsecured, single-draw term loan (the "$150 Million Term Loan") with a syndicate of banks with Wells Fargo Securities, LLC, U.S. Bank National Association, and Regions Capital Markets serving as joint lead arrangers and joint bookrunners. The $150 Million Term Loan matures on July 29, 2022.
The $300 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR Loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on Columbia Property Trust's applicable credit rating. The $300 Million Term Loan and the Revolving Credit Facility, as described below, provide for four accordion options for an aggregate amount of up to $400.0 million, subject to certain conditions. The $150 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or a base rate, plus an applicable margin ranging from 0.40% to 1.35% for base-rate loans, based on Columbia Property Trust's applicable credit rating. The interest rate on the $150 Million Term Loan has been effectively fixed at 3.52% with an interest rate swap agreement, which was designated as a cash flow hedge. The $150 Million Term Loan provides for four accordion options for an aggregate amount of $300.0 million, subject to certain conditions.
The $450 Million Term Loan bore interest at LIBOR, plus an applicable margin ranging from 1.15% to 1.95% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.15% to 0.95% for base-rate loans, based on Columbia Property Trust's applicable credit rating. The interest rate on the $450 Million Term Loan was effectively fixed at 2.07% with an interest rate swap agreement, which was designated as a cash flow hedge. At the time the $450 Million Term Loan was replaced, the related interest rate swap was settled, resulting in a loss on interest rate swap of $1.1 million.
Revolving Credit Facility
On July 30, 2015, Columbia Property Trust amended the Revolving Credit Facility, with a total capacity of $500.0 million (the "Revolving Credit Facility") with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from August 2017 to July 2019 with two, six-month extension options; (iii) enable Columbia Property Trust to increase the Revolving Credit Facility and the $300 Million Term Loan, as described above, by an aggregate amount of up to $400.0 million on four occasions; and (iv) revise certain covenants under the facility.
The Revolving Credit Facility, as entered into on July 30, 2015, bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR-based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on Columbia Property Trust's applicable credit rating. Previously, the applicable margin was a range from 1.00% to 1.70% for LIBOR-based borrowings or a range from 0.00% to 0.70% for base-rate borrowings. Additionally, the per annum facility fee on the aggregate revolving commitment (used or unused) now ranges from 0.125% to 0.30%, also based on Columbia Property Trust's applicable credit rating. Prior to amendment, the per annum facility fee ranged from 0.15% to 0.35%.
$300 Million Bridge Loan
On August 4, 2015, Columbia Property Trust entered into a $300.0 million, six-month, unsecured loan with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "$300 Million Bridge Loan") to finance a portion of the 229 West 43rd Street Building acquisition. At Columbia Property Trust's option, borrowings under the $300 Million Bridge Loan bear interest at either (i) an alternate base rate, plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.75% or (ii) LIBOR, plus an applicable margin based on five stated pricing levels ranging from 0.90% to 1.75%, in each case based on Columbia Property Trust's credit rating.
On December 21, 2015, Columbia Property Trust exercised its option to extend the $300 Million Bridge Loan's maturity date by six months from February 4, 2016 to August 4, 2016. Columbia Property Trust may prepay the $300 Million Bridge Loan at any time without premium or penalty. In addition, amounts under the $300 Million Bridge Loan must be repaid by Columbia Property Trust with the net cash proceeds of certain financing activities and asset sales, including (i) the issuance of common or preferred equity securities, (ii) the incurrence of mortgage indebtedness on any property, (iii) the incurrence of unsecured indebtedness, or (iv) the sale of certain real estate assets or any equity interests.
221 Main Street Building Mortgage Note
In April 2014, in connection with acquiring the 221 Main Street Building in San Francisco, California, Columbia Property Trust assumed a $73.0 million mortgage note payable (the "221 Main Street Building Mortgage Note"), which is secured by the property. At the time of acquisition, Columbia Property Trust evaluated the 221 Main Street Building Mortgage Note and determined that the face value of the note approximates its fair value. The fair value of the 221 Main Street Building Mortgage Note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates (Level 2). The 221 Main Street Building Mortgage Note is due on May 10, 2017, and requires monthly, interest-only payments at an interest rate of 3.95% per annum.
650 California Street Building Mortgage Note
In September 2014, in connection with acquiring the 650 California Street Building in San Francisco, California, Columbia Property Trust assumed a $130.0 million mortgage note payable (the "650 California Street Building Mortgage Note"), which is secured by the property. At the time of acquisition, Columbia Property Trust evaluated the 650 California Street Building Mortgage Note and determined that the face value of the note approximates its fair value. The fair value of the 650 California Street Building

Mortgage Note was estimated by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates (Level 2). The 650 California Building Mortgage Note is due on July 1, 2019. Through June 2015, the 650 California Street Building Mortgage Note requires monthly, interest-only payments at an interest rate of 3.60% per annum. In July 2015, Columbia Property Trust began making $591,000 monthly payments, or $7.1 million annually, consisting of principal and interest.
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, and the $300 Million Bridge Loan (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants in the Debt Facilities:

(a)	limit the ratio of secured debt to total asset value, as defined therein, to 40% or less;

(b)	require the fixed charge coverage ratio, as defined therein, to be at least 1.50:1.00;

(c)	limit the ratio of debt to total asset value, as defined therein, to 60% or less;

(d)	require the ratio of unencumbered adjusted net operating income, as defined therein, to unsecured interest expense, as defined therein, to be at least 1.75:1.00;

(e)	require the ratio of unencumbered asset value, as defined therein, to total unsecured debt, as defined therein, to be at least 1.66:1.00; and

(f)	require maintenance of certain minimum tangible net worth balances.
The $300 Million Bridge Loan also contains customary negative covenants applicable to Columbia Property Trust, Columbia Property Trust OP, and certain subsidiaries, including, among other things, restrictions on indebtedness, liens, restricted payments, sales of assets and transactions with affiliates' and customary events of default, including but not limited to, the nonpayment of principal or interest, material inaccuracy of representations and warranties, violations of covenants, cross-default to material indebtedness, bankruptcy and insolvency, and material adverse judgments. As of December 31, 2015, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit, term loan, and notes payable as of December 31, 2015 and 2014, was approximately $1,140.1 million and $1,465.2 million, respectively. The related carrying value of the line of credit, term loan, and notes payable as of December 31, 2015 and 2014, was $1,135.1 million and $1,430.9 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (Level 3).
Interest Paid and Capitalized
As of December 31, 2015 and 2014, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable, was approximately 2.54% and 3.95%, respectively. Columbia Property Trust made interest payments of approximately $54.0 million, $56.1 million, and $59.6 million during 2015, 2014, and 2013, respectively, of which approximately $0.6 million was capitalized during 2015, and no interest was capitalized during 2014 or 2013.
Debt Repayments and Maturities
On January 6, 2015, Columbia Property Trust entered into a $300.0 million, six-month, unsecured loan to finance a portion of the real estate assets purchased in January 2015. On March 12, 2015, Columbia Property Trust fully repaid the loan with proceeds from the 2025 Bonds Payable, as described in Note 5, Bonds Payable, at which time Columbia Property Trust recognized a loss on early extinguishment of debt of $0.5 million as a result of writing off the unamortized deferred financing costs. The loan was set to mature on July 6, 2015.
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
The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit, term loan, and notes payable as of December 31, 2015 (in thousands):

2016	$163,460
2017	127,728
2018	25,859
2019	368,016
2020	300,000
Thereafter	150,000
Total	$1,135,063

6.	Bonds Payable
In March 2015, Columbia Property Trust OP issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"), pursuant to a shelf registration statement, which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. In the accompanying consolidated balance sheets, the 2025 Bonds Payable are shown net of the initial issuance discount of approximately $0.5 million, which will be amortized to interest expense over the term of the 2025 Bonds Payable using the effective interest method. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
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
Interest payments on the 2025 Bonds Payable began in October 2015. Interest payments of $22.7 million were made on the 2025 Bonds Payable and the 2018 Bonds Payable during 2015, and interest payments of $14.7 million were made on the 2018 Bonds Payable during 2014.
The restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable, as defined, pursuant to an indenture include:

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
As of December 31, 2015, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its 2025 Bonds Payable and 2018 Bonds Payable. The 2018 Bonds Payable were originally issued through a private offering and subsequently registered.
The estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable as of December 31, 2015, was approximately $602.3 million and the fair value of the 2018 Bonds Payable as of December 31, 2014, was $250.6 million. The related carrying value of the bonds payable, net of discounts, as of December 31, 2015 and 2014 was $595.3 million and $248.0 million, respectively. The fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements, as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2015, no tenants have exercised such options that had not been materially satisfied.
Obligations Under Operating Leases
Columbia Property Trust owns four properties that are subject to ground leases with expiration dates of December 31, 2058; February 28, 2062; December 14, 2077, and July 31, 2099. We incurred $2.6 million in rent expense related to such ground leases in 2015, 2014, and 2013. The lease expiring on December 14, 2077 has been fully prepaid. As of December 31, 2015, the required payments under the terms of the remaining three ground leases are as follows (in thousands):

2016	$2,557
2017	2,702
2018	2,731
2019	2,731
2020	2,731
Thereafter	200,066
Total	$213,518
Obligations Under Capital Leases
The Three Glenlake Building is subject to a capital lease of land. This obligation requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which matures in 2021. The required payments under the terms of the leases are as follows as of December 31, 2015 (in thousands):

2016	$7,200
2017	7,200
2018	7,200
2019	7,200
2020	7,200
Thereafter	127,200
163,200
Amounts representing interest	(43,200)
Total	$120,000
Guaranty of Debt of Unconsolidated Joint Venture
Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which will be reduced as space is leased. As of December 31, 2015, Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty.
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

8.	Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01, through September 4, 2017 (the "Stock Repurchase Program"). Columbia Property Trust intends to continue to acquire shares primarily through open market transactions, subject to market conditions and other factors. Under the Stock Repurchase Program, during 2015, Columbia Property Trust acquired approximately 721,000 shares at an average price of $22.62, for aggregate purchases of $16.3 million. As of December 31, 2015, $183.7 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). In July 2013, Columbia Property Trust's shareholders approved the LTIP, and 2,000,000 shares were authorized and reserved for issuance under the LTIP.
On January 21, 2015, Columbia Property Trust granted 123,187 shares of common stock to employees, net of 11,368 shares withheld to settle the related tax liability, under the LTIP (the "2014 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2016, 2017, and 2018. On January 21, 2014, Columbia Property Trust granted 143,740 shares of common stock to employees, net of 12,752 shares withheld to settle the related tax liability, under the LTIP for 2013 performance (the "2013 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2015, 2016, and 2017. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(39)		$24.82
Forfeited	(1)		$24.82
Unvested shares as of December 31, 2014	104		$24.82
Granted	123		$24.40
Vested	(74)		$24.60
Forfeited	(2)		$24.56
Unvested shares as of December 31, 2015	151	(2)	$24.59

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)
As of December 31, 2015, we expect approximately 143,450 of the 151,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

On January 21, 2016, Columbia Property Trust granted 231,015 shares of common stock to employees, net of 20,842 shares withheld to settle the related tax liability, under the LTIP, of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2017, 2018, and 2019.
Beginning in January 2014, Columbia Property Trust pays quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vest at the time of grant. In September 2013, Columbia Property Trust paid the annual equity retainer for 2013. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Weighted-Average Grant-Date Fair Value
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
October 1, 2015	4,571	$23.40
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
October 1, 2014	4,960	$23.89
2013 Director Grant:
September 13, 2013	6,820	$29.32
Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2015	2014	2013
Amortization of unvested LTIP awards	$1,699	$749	$—
Future employee awards(1)	1,353	866	855
Issuance of shares to independent directors	496	360	200
Total stock-based compensation expense	$3,548	$1,975	$1,055

(1)
These future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. There was $2.2 million and $1.7 million of unrecognized compensation costs related to unvested awards under the LTIP as of December 31, 2015 and December 31, 2014, respectively. This amount will be amortized over the respective vesting period, ranging from one year to three years at the time of grant.
Authorized Shares
On July 1, 2014, Columbia Property Trust reduced the number of common shares authorized from 900,000,000 to 225,000,000, which is proportionally equal to the reduction in shares outstanding as a result of the Reverse Stock Split.
Listing
On October 10, 2013, Columbia Property Trust listed its shares of common stock on the New York Stock Exchange under the ticker symbol "CXP." Columbia Property Trust has incurred $4.1 million of costs related to the listing during 2013, primarily related to professional and legal fees associated with the listing. Such fees have been recorded separately as listing costs in the accompanying statement of operations.
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
A summary of stock option activity under the Director Plan during 2015, 2014, and 2013, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2012	7,375	$48	7,375
Granted	—
Expired	—
Outstanding as of December 31, 2013	7,375	$48	7,375
Granted	—
Expired	(3,500)
Outstanding as of December 31, 2014	3,875	$48	3,875
Granted	—
Expired	(2,000)
Outstanding as of December 31, 2015	1,875	$48	1,875
Columbia Property Trust has evaluated the fair values of options granted under the Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2015, was approximately 1.3 years.

9.    Operating Leases
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
Based on 2015 Annualized Lease Revenue, as defined, none of our tenants represent more than 6% of Columbia Property Trust's portfolio. Tenants in the legal services, business services, and banking industries each represent 16%, 14%, and 13%, respectively, of Columbia Property Trust's annualized lease revenue. Columbia Property Trust's properties are located in 12 states and the District of Columbia.
As of December 31, 2015, approximately 22% and 17% of Columbia Property Trust's office properties are located in San Francisco and New York, respectively, based on annualized lease revenue.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding properties under development, as of December 31, 2015, is as follows (in thousands):

2016	$372,172
2017	333,328
2018	315,690
2019	295,537
2020	275,081
Thereafter	1,191,990
Total	$2,783,798

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years ended December 31,
	2015	2014	2013
Investment in real estate funded with other assets	$27,000	$3,807	$—
Other assets assumed upon acquisition	$7,785	$2,493	$741
Other liabilities assumed upon acquisition	$4,765	$2,004	$741
Real estate assets transferred to unconsolidated joint venture	$531,696	$—	$—
Mortgage note transferred to unconsolidated joint venture	$325,000	$—	$—
Other assets transferred to unconsolidated joint venture	$37,987	$—	$—
Other liabilities transferred to unconsolidated joint venture	$20,595	$—	$—
Other liabilities settled at disposition	$—	$—	$872
Notes payable assumed at acquisition	$—	$203,000	$—
Interest accruing into notes payable	$—	$—	$186
Discount on issuance of bonds payable	$494	$—	$—
Amortization of discounts (premiums) on debt	$(18)	$396	$(363)
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$(1,570)	$1,339	$1,997
Accrued capital expenditures and deferred lease costs	$19,324	$17,283	$15,997
Accrued dividends payable	$37,354	$—	$—
Transfer of development authority bonds	$—	$—	$466,000
Common stock issued to employees and directors, and amortized (net of amounts withheld for taxes)	$3,548	$1,642	$1,055
Decrease in redeemable common stock	$—	$—	$(99,526)

11.	Related-Party Transactions and Agreements
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

Related-Party Costs
Columbia Property Trust did not incur any related party costs in 2015 or 2014. In 2013, pursuant to the terms of the agreements described above, Columbia Property Trust incurred the following related-party costs (in thousands):

Year ended December 31, 2013
Consulting services	$25,417
Transition services	5,750
Asset management fees	5,083
Administrative reimbursements, net(1)	1,939
Investor services	829
Property management fees	523
Construction fees(2)	139
Other	69
Total	$39,749

(1)	Administrative reimbursements are presented net of reimbursements from tenants of approximately $0.7 million for the year ended December 31, 2013.

(2)	Construction fees were capitalized to real estate assets as incurred.
There were no amounts due to affiliates as of December 31, 2015 or December 31, 2014.

12.	Income Taxes
Columbia Property Trust's income tax basis net income during 2015, 2014, and 2013 (in thousands) follows:

	2015	2014	2013
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$44,619	$92,635	$15,720
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	81,559	69,832	72,554
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(13,409)	(8,437)	(26,565)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(6,626)	(9,394)	(8,186)
Gain on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	(2,633)	(4,945)	(5,530)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	5	(1)	(65)
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(117,857)	(47,159)	(78,559)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	14,342	31,991	9,710
Income tax basis net income (loss), prior to dividends-paid deduction	$—	$124,522	$(20,921)
As of December 31, 2015, the tax basis carrying value of Columbia Property Trust's total assets was approximately $5.0 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2015	2014	2013
Ordinary income	—%	83.1%	—%
Capital gains	—%	—%	—%
Return of capital	100%	16.9%	100%
Total	100%	100%	100%
As of December 31, 2015, returns for the calendar years 2011 through 2015 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as we made distributions in excess of taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2015, 2014, and 2013, are as follows:

	Years ended December 31,
	2015	2014	2013
Federal income tax	$17	$318	$307
State income tax	25	35	2
Total income tax	$42	$353	$309
As of December 31, 2015 and 2014, Columbia Property Trust had no deferred tax liabilities. As of December 31, 2015 and 2014, Columbia Property Trust had a deferred tax asset of $0.2 million and $0.3 million, respectively, included in prepaid expenses and other assets in the accompanying consolidated balance sheets. Columbia Property Trust has assessed its ability to realize this deferred tax asset and determined that it is more likely than not that the deferred tax asset of $0.2 million as of December 31, 2015, is realizable.

13.	Discontinued Operations
As a result of implementing ASU 2014-08 effective April 1, 2014, beginning in the second quarter of 2014, the operating results for properties sold are included in continuing operations. Properties sold prior to implementing ASU 2014-08 are included in discontinued operations in the accompanying consolidated statements of operations for all periods presented. The following properties were sold prior to implementing ASU 2014-08 and are, therefore, included in discontinued operations in the accompanying consolidated statements of operations for all periods presented:

•	the properties included in the 18 Property Sale, which closed on November 5, 2013, for $521.5 million and resulted in a net loss of $0.4 million;

•
Dvintsev Business Center – Tower B in Moscow, Russia, which sold on March 21, 2013, along with its holding entity, Landlink, Ltd., which was 100% owned by Columbia Property Trust, for $67.5 million and resulted in a gain of $10.0 million;

The following table shows the revenues and expenses of the above-described discontinued operations (in thousands). No activity has been reclassified to discontinued operations in 2015. Amounts reclassified in 2014 reflect post closing adjustments and true ups related to the 18 Property Sale, which closed prior to our adoption of ASU 2014-08.

	Years ended December 31,
	2014	2013
Revenues:
Rental income	$4	$48,550
Tenant reimbursements	115	11,205
Other property income	—	291
	119	60,046
Expenses:
Property operating costs	(250)	21,232
Asset and property management fees	7	1,501
Depreciation	—	11,730
Amortization	—	7,590
Impairment loss on real estate assets	—	29,737
General and administrative	755	1,360
Total expenses	512	73,150
Operating loss	(393)	(13,104)
Other income (expense):
Interest expense	3	(3,804)
Interest and other income	—	293
Loss on early extinguishment of debt	—	(4,709)
Loss from discontinued operations before income tax expense	(390)	(21,324)
Income tax expense	—	(1)
Loss from discontinued operations	(390)	(21,325)
Gain (loss) on disposition of discontinued operations	(1,627)	11,225
Loss from discontinued operations	$(2,017)	$(10,100)

14.    Earnings Per Share

For 2015 and 2014, the basic and diluted earnings-per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to the LTIP grants, as described in Note 8, Stockholders' Equity. The following table reconciles the numerator for the basic and diluted earnings per share computations shown on the consolidated statements of income for 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Net income	$44,619	$92,635	$15,720
Distributions paid on unvested shares	(185)	(128)	—
Net income used to calculate basic and diluted earnings per share	$44,434	$92,507	$15,720
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for 2015, 2014, and 2013 (in thousands):

	2015	2014	2013
Weighted-average common shares – basic	124,757	124,860	134,085
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
Previously granted LTIP awards, unvested	33	29	—
Future LTIP awards	57	29	—
Weighted-average common shares – diluted	124,847	124,918	134,085
15.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014(in thousands, except per-share data):

	2015
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues	$147,543	$148,124	$137,719		$132,679
Net income	$5,598	$8,709	$20,143	(1)	$10,169
Net income per share - basic	$0.04	$0.07	$0.16		$0.08
Net income per share - diluted	$0.04	$0.07	$0.16		$0.08
Dividends declared per share	$0.30	$0.30	$0.30		$0.30

(1)
Net income for the third quarter of 2015 includes gains on sales of real estate assets of $20.2 million related to the 11 Property Sale, partially offset by losses on early extinguishment of debt of $2.7 million.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$129,168	$136,757	$136,981	$137,891
Net income	$3,400	$8,021	$24,988	$56,226	(1)
Net income per share - basic	$0.03	$0.06	$0.20	$0.45
Net income per share - diluted	$0.03	$0.06	$0.20	$0.45
Dividends declared per share	$0.30	$0.30	$0.30	$0.30

(1)
Net income for the fourth quarter of 2014 includes gains on sales of real estate of $56.6 million (See Note 3, Real Estate and Other Transactions), partially offset by impairment losses of $10.1 million.

16.     Financial Information for Parent Guarantor, Other Guarantor Subsidiaries, and Non-Guarantor Subsidiaries
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31, 2015 and 2014 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2015, 2014, and 2013 (in thousands); and its condensed consolidating statements of cash flows for 2015, 2014, and 2013 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$890,226	$—	$896,467
Buildings and improvements, net	—	28,913	2,868,518	—	2,897,431
Intangible lease assets, net	—	—	259,136	—	259,136
Construction in progress	—	917	30,930	—	31,847
Total real estate assets	—	36,071	4,048,810	—	4,084,881
Investment in unconsolidated joint venture	—	118,695	—	—	118,695
Cash and cash equivalents	989	14,969	16,687	—	32,645
Investment in subsidiaries	2,333,408	1,901,581	—	(4,234,989)	—
Tenant receivables, net of allowance	—	52	11,618	—	11,670
Straight-line rent receivable	—	1,311	107,751	—	109,062
Prepaid expenses and other assets	317,151	265,615	26,153	(573,071)	35,848
Intangible lease origination costs, net	—	—	77,190	—	77,190
Deferred lease costs, net	—	2,055	86,072	—	88,127
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118
Liabilities:
Line of credit, term loan, and notes payable, net	$—	$812,836	$888,340	$(570,605)	$1,130,571
Bonds payable, net	—	595,259	—	—	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	—	13,313	85,446	—	98,759
Dividends payable	37,354	—	—	—	37,354
Due to affiliates	—	21	2,445	(2,466)	—
Deferred income	—	200	24,614	—	24,814
Intangible lease liabilities, net	—	—	57,167	—	57,167
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	37,354	1,421,629	1,178,012	(573,071)	2,063,924
Equity:
Total equity	2,614,194	918,720	3,316,269	(4,234,989)	2,614,194
Total liabilities, redeemable common stock, and equity	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$778,860	$—	$785,101
Building and improvements, net	—	29,899	2,996,532	—	3,026,431
Intangible lease assets, net	—	—	247,068	—	247,068
Construction in progress	—	433	17,529	—	17,962
Total real estate assets	—	36,573	4,039,989	—	4,076,562
Cash and cash equivalents	119,488	10,504	19,798	—	149,790
Investment in subsidiaries	2,409,941	2,120,018	—	(4,529,959)	—
Tenant receivables, net of allowance	—	246	6,699	—	6,945
Straight-line rent receivable	—	781	115,708	—	116,489
Prepaid expenses and other assets	204,079	152,014	19,734	(319,896)	55,931
Intangible lease origination costs, net	—	—	105,528	—	105,528
Deferred lease costs, net	—	1,658	101,337	—	102,995
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,733,508	$2,321,794	$4,528,793	$(4,849,855)	$4,734,240
Liabilities:
Lines of credit, term loan, and notes payable	$—	$448,968	$1,296,826	$(318,348)	$1,427,446
Bonds payable, net	—	247,982	—	—	247,982
Accounts payable, accrued expenses, and accrued capital expenditures	30	9,749	96,497	—	106,276
Due to affiliates	—	24	1,524	(1,548)	—
Deferred income	—	171	24,582	—	24,753
Intangible lease liabilities, net	—	—	74,305	—	74,305
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	30	706,894	1,613,734	(319,896)	2,000,762
Equity:
Total equity	2,733,478	1,614,900	2,915,059	(4,529,959)	2,733,478
Total liabilities, redeemable common stock, and equity	$2,733,508	$2,321,794	$4,528,793	$(4,849,855)	$4,734,240

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$2,662	$433,763	$(377)	$436,048
Tenant reimbursements	—	1,316	98,339	—	99,655
Hotel income	—	—	24,309	—	24,309
Other property income	171	—	6,215	(333)	6,053
	171	3,978	562,626	(710)	566,065
Expenses:
Property operating costs	—	3,065	185,390	(377)	188,078
Hotel operating costs	—	—	19,615	—	19,615
Asset and property management fees:
Related-party	—	100	—	(100)	—
Other	—	—	1,816	—	1,816
Depreciation	—	2,571	128,919	—	131,490
Amortization	—	237	86,891	—	87,128
General and administrative	152	8,754	21,010	(233)	29,683
Acquisition expenses	—	11	3,664	—	3,675
	152	14,738	447,305	(710)	461,485
Real estate operating income (loss)	19	(10,760)	115,321	—	104,580
Other income (expense):
Interest expense	—	(44,919)	(67,076)	26,699	(85,296)
Interest and other income	14,141	12,565	7,247	(26,699)	7,254
Loss on interest rate swaps	—	(1,101)	(9)	—	(1,110)
Loss on early extinguishment of debt	—	(1,050)	(2,099)	—	(3,149)
	14,141	(34,505)	(61,937)	—	(82,301)
Income before income tax expense and unconsolidated joint venture	14,160	(45,265)	53,384	—	22,279
Income tax expense	—	(25)	(353)	—	(378)
Income (loss) from unconsolidated entities	30,459	59,165	—	(90,766)	(1,142)
Income before gain (loss) on sale of real estate assets	44,619	13,875	53,031	(90,766)	20,759
Gain (loss) on sale of real estate assets	—	(19)	23,879	—	23,860
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,150	$413,752	$(361)	$414,541
Tenant reimbursements	—	222	95,153	—	95,375
Hotel income	—	—	22,885	—	22,885
Other property income	—	—	8,220	(224)	7,996
	—	1,372	540,010	(585)	540,797
Expenses:
Property operating costs	—	2,716	161,367	(361)	163,722
Hotel operating costs	—	—	18,792	—	18,792
Asset and property management fees:
Related-party	—	17	—	(17)	—
Other	—	—	2,258	—	2,258
Depreciation	—	1,795	115,971	—	117,766
Amortization	—	121	78,722	—	78,843
Impairment loss on real estate assets	—	—	25,130	—	25,130
General and administrative	149	9,701	21,632	(207)	31,275
Acquisition expenses	—	—	14,142	—	14,142
	149	14,350	438,014	(585)	451,928
Real estate operating income (loss)	(149)	(12,978)	101,996	—	88,869
Other income (expense):
Interest expense	—	(30,271)	(64,105)	18,665	(75,711)
Interest and other income	7,969	10,724	7,247	(18,665)	7,275
Loss on interest rate swaps	—	—	(371)	—	(371)
Loss on early extinguishment of debt	—	—	(23)	—	(23)
Income from equity investment	84,815	113,976	—	(198,791)	—
	92,784	94,429	(57,252)	(198,791)	(68,830)
Income before income tax expense and gain on sale of real estate assets	92,635	81,451	44,744	(198,791)	20,039
Income tax expense	—	(4)	(658)	—	(662)
Income before gain on sale of real estate assets	92,635	81,447	44,086	(198,791)	19,377
Gain on sale of real estate assets	—	—	75,275	—	75,275
	92,635	81,447	119,361	(198,791)	94,652
Discontinued operations:
Operating loss from discontinued operations	—	—	(390)	—	(390)
Loss on disposition of discontinued operations	—	—	(1,627)	—	(1,627)
Loss from discontinued operations	—	—	(2,017)	—	(2,017)
Net income	$92,635	$81,447	$117,344	$(198,791)	$92,635

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$403	$406,791	$(287)	$406,907
Tenant reimbursements	—	149	90,726	—	90,875
Hotel income	—	—	23,756	—	23,756
Other property income	—	17	5,208	(185)	5,040
	—	569	526,481	(472)	526,578
Expenses:
Property operating costs	—	1,966	152,880	(287)	154,559
Hotel operating costs	—	—	18,340	—	18,340
Asset and property management fees:
Related-party	4,397	15	313	(32)	4,693
Other	—	—	1,671	—	1,671
Depreciation	—	1,247	106,858	—	108,105
Amortization	—	28	78,682	—	78,710
General and administrative	16	43,555	18,448	(153)	61,866
Listing fees	317	3,743	—	—	4,060
	4,730	50,554	377,192	(472)	432,004
Real estate operating income (loss)	(4,730)	(49,985)	149,289	—	94,574
Other income (expense):
Interest expense	—	(32,659)	(88,137)	18,855	(101,941)
Interest and other income	7,987	10,874	34,023	(18,855)	34,029
Loss on interest rate swaps	—	—	(342)	—	(342)
Income from equity investment	12,463	86,101	—	(98,564)	—
	20,450	64,316	(54,456)	(98,564)	(68,254)
Income before income tax expense	15,720	14,331	94,833	(98,564)	26,320
Income tax expense	—	(3)	(497)	—	(500)
Income from continuing operations	15,720	14,328	94,336	(98,564)	25,820
Discontinued operations:
Operating income (loss) from discontinued operations	—	658	(21,983)	—	(21,325)
Gain on disposition of discontinued operations	—	—	11,225	—	11,225
Income (loss) from discontinued operations	—	658	(10,758)	—	(10,100)
Net income	$15,720	$14,986	$83,578	$(98,564)	$15,720

Consolidating Statements of Comprehensive Income (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619
Market value adjustment to interest rate swap	(1,570)	(1,570)	—	1,570	(1,570)
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Comprehensive income	$44,151	$13,388	$76,910	$(90,298)	$44,151

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$92,635	$81,447	$117,344	$(198,791)	$92,635
Market value adjustment to interest rate swap	1,339	1,339	—	(1,339)	1,339
Comprehensive income	$93,974	$82,786	$117,344	$(200,130)	$93,974

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$15,720	$14,986	$83,578	$(98,564)	$15,720
Market value adjustment to interest rate swap	1,997	1,997	—	(1,997)	1,997
Foreign currency translation adjustment	(83)	—	(83)	83	(83)
Comprehensive income	$17,634	$16,983	$83,495	$(100,478)	$17,634

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$26	$(50,601)	$273,655	$—	$223,080
Cash flows from investing activities:
Net proceeds from sale of real estate	72,353	524,381	—	—	596,734
Investment in real estate and related assets	(57,198)	(1,007,511)	(103,224)	—	(1,167,933)
Investment in unconsolidated joint venture	—	(5,500)	—	—	(5,500)
Investments in subsidiaries	(1,065,695)	—	—	1,065,695	—
Net cash used in investing activities	(1,050,540)	(488,630)	(103,224)	1,065,695	(576,699)
Cash flows from financing activities:
Borrowings, net of fees	—	2,223,778	—	—	2,223,778
Repayments	—	(1,518,000)	(336,512)	—	(1,854,512)
Prepayments to settle debt and interest rate swap	—	(1,102)	(2,063)	—	(3,165)
Redemptions of common stock	(17,057)	—	—	—	(17,057)
Distributions	(112,570)	—	—	—	(112,570)
Intercompany transfers, net	1,061,642	(160,980)	165,033	(1,065,695)	—
Net cash provided by (used in) financing activities	932,015	543,696	(173,542)	(1,065,695)	236,474
Net increase (decrease) in cash and cash equivalents	(118,499)	4,465	(3,111)	—	(117,145)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$989	$14,969	$16,687	$—	$32,645

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(122)	$(38,618)	$275,646	$—	$236,906
Cash flows from investing activities:
Net proceeds from sale of real estate	—	418,207	—	—	418,207
Investment in real estate and related assets	(5,000)	(366,380)	(70,615)	—	(441,995)
Investments in subsidiaries	67,403	—	—	(67,403)	—
Net cash provided by (used in) investing activities	62,403	51,827	(70,615)	(67,403)	(23,788)
Cash flows from financing activities:
Borrowings, net of fees	—	282,807	(1,289)	—	281,518
Repayments	—	(283,000)	(11,739)	—	(294,739)
Distributions	(149,962)	—	—	—	(149,962)
Intercompany transfers	153,847	(23,220)	(198,030)	67,403	—
Net cash provided by (used in) financing activities	3,885	(23,413)	(211,058)	67,403	(163,183)
Net increase (decrease) in cash and cash equivalents	66,166	(10,204)	(6,027)	—	49,935
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$119,488	$10,504	$19,798	$—	$149,790

	For the Year Ended December 31, 2013
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(331)	$(84,270)	$302,930	$218,329
Cash flows from investing activities:
Net proceeds from sale of real estate	14,127	551,818	—	565,945
Investment in real estate and related assets	—	(5,270)	(65,286)	(70,556)
Net cash provided by (used in) investing activities	14,127	546,548	(65,286)	495,389
Cash flows from financing activities:
Borrowings, net of fees	—	297,320	(41)	297,279
Repayments	—	(343,000)	(118,940)	(461,940)
Loss on early extinguishment of debt	—	—	(4,709)	(4,709)
Redemptions of common stock, net of issuances	(306,574)	—	—	(306,574)
Distributions	(191,473)	—	—	(191,473)
Intercompany transfers	516,659	(400,712)	(115,947)	—
Net cash used in financing activities	18,612	(446,392)	(239,637)	(667,417)
Net increase (decrease) in cash and cash equivalents	32,408	15,886	(1,993)	46,301
Effect of foreign exchange rate on cash and cash equivalents	—	—	(103)	(103)
Cash and cash equivalents, beginning of period	20,914	4,822	27,921	53,657
Cash and cash equivalents, end of period	$53,322	$20,708	$25,825	$99,855

17.	Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Dividends
On January 6, 2016, Columbia Property Trust paid the dividends for the fourth quarter of 2015 for an aggregate amount of $37.4 million to shareholders of record on December 1, 2015.
On February 10, 2016, the board of directors declared dividends for the first quarter of 2016 in the amount of $0.30 per share, payable on March 15, 2016, to stockholders of record on March 1, 2016.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2015 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2015			Accumulated Depreciation and Amortization			Life on Which Depreciation and Amortization is Computed(e)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(d)		Date of Construction	Date Acquired
515 POST OAK	Houston, TX	100%	None		$6,100	$28,905	$35,005	$11,097	$6,241	$39,861	$46,102	$10,091	1980	2/10/2004	0 to 40 years
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	$29,278		5,846	66,681	72,527	(4,416)	5,934	62,177	68,111	18,137	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, D.C.	100%	None		26,248	76,269	102,517	(3,222)	26,806	72,489	99,295	25,872	2001	6/29/2004	0 to 40 years
800 NORTH FREDERICK	Gaithersburg, MD	100%	None		22,758	43,174	65,932	582	20,195	46,319	66,514	22,684	1986	10/22/2004	0 to 40 years
100 EAST PRATT	Baltimore, MD	100%	None		31,234	140,217	171,451	39,414	31,777	179,088	210,865	66,984	1975/1991	5/12/2005	0 to 40 years
UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		27,493	278,288	305,781	(18,499)	27,756	259,526	287,282	70,843	2001/2002/2003	9/20/2005	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None		8,186	147,653	155,839	(26,891)	8,186	120,762	128,948	33,568	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(a)	7,269	244,424	251,693	19,746	7,454	263,985	271,439	84,190	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	15,993	3,629	50,295	53,924	18,479	1991	12/22/2005	0 to 40 years
SANTAN CORPORATE CENTER	Chandler, AZ	100%	$39,000		8,045	46,282	54,327	(3,552)	8,193	42,582	50,775	10,624	2000/2003	4/18/2006	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	$49,000		7,142	41,535	48,677	6,890	7,233	48,334	55,567	21,631	1986	7/20/2006	0 to 40 years
80 PARK PLAZA	Newark, NJ	100%	None		31,766	109,952	141,718	37,804	32,221	147,301	179,522	51,407	1979	9/21/2006	0 to 40 years
INTERNATIONAL FINANCIAL TOWER	Jersey City, NJ	100%	None		29,061	141,544	170,605	11,350	29,712	152,243	181,955	48,398	1989	10/31/2006	0 to 40 years
STERLING COMMERCE	Irving, TX	100%	None		8,639	43,980	52,619	4,111	8,752	47,978	56,730	23,162	1999	12/21/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(2,074)	53,099	57,556	110,655	13,542	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	None	(a)	—	324,520	324,520	2,465	—	326,985	326,985	83,786	2001	8/17/2007	0 to 40 years
SOUTH JAMAICA STREET	Englewood, CO	100%	None		13,429	109,781	123,210	3,252	13,735	112,727	126,462	37,184	2002/2003/2007	9/26/2007	0 to 40 years
LINDBERGH CENTER	Atlanta, GA	100%	None	(a)	—	262,468	262,468	3,252	—	265,720	265,720	61,116	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Atlanta, GA	100%	None	(b)	7,517	88,784	96,301	891	8,055	89,137	97,192	21,829	2008	7/31/2008	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	173,062	188,574	5,210	15,512	178,272	193,784	34,875	2009/2010	6/1/2010	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%	None		4,734	79,344	84,078	5,130	4,734	84,474	89,208	18,352	2008	6/28/2010	0 to 40 years
333 MARKET STREET	San Francisco, CA	100%	None		114,483	292,840	407,323	1	114,484	292,840	407,324	27,487	1979	12/21/2012	0 to 40 years
221 MAIN STREET	San Francisco, CA	100%	$73,000		60,509	174,629	235,138	1,906	60,509	176,535	237,044	14,728	1974	4/22/2014	0 to 40 years
650 CALIFORNIA STREET	San Francisco, CA	100%	$128,785		75,384	240,441	315,825	4,442	75,384	244,883	320,267	20,572	1964	9/9/2014	0 to 40 years
315 PARK AVENUE SOUTH	New York, NY	100%	None		119,633	249,510	369,143	304	119,633	249,814	369,447	12,711	1910	1/7/2015	0 to 40 years
116 HUNTINGTON AVENUE	Boston, MA	100%	None	(c)	—	116,290	116,290	32,189	—	148,479	148,479	6,125	1991	1/8/2015	0 to 40 years
229 WEST 43RD STREET	New York, NY	100%	None		207,233	292,991	500,224	(1,215)	207,233	291,776	499,009	5,347	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS					$894,793	$3,907,652	$4,802,445	$146,160	$896,467	$4,052,138	$4,948,605	$863,724
UNCONSOLIDATED REAL ESTATE ASSETS:
MARKET SQUARE BUILDINGS(f)	Washington, D.C.	51%	325,000		152,629	450,757	603,386	62,698	152,629	388,059	540,688	2,640	1990	10/28/2015	0 to 40 years

(a)	Property is owned subject to a long-term ground lease.

(b)	As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(c)	116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.

(d)	The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $5.229 billion.

(e)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years and buildings are depreciated over 40 years.

(f)
Account balances are presented at 100% for the Market Square Buildings.  On October 28, 2015, the Market Square Buildings were transferred to an unconsolidated joint venture in which Columbia Property Trust owned 51% as of December 31, 2015. The aggregate cost of 100% of the land and buildings and improvements, net of debt, held by the Market Square Joint Venture, for federal income tax purposes is approximately $298.8 million.

S-1

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2015		2014	2013
Real Estate:
Balance at beginning of year	$5,050,482		$4,875,866	$5,507,769
Additions to/improvements of real estate	1,162,068		610,510	51,422
Sale/transfer of real estate	(1,188,083)	(1)	(399,499)	(614,822)
Impairment of real estate	—		(25,130)	(29,737)
Write-offs of building and tenant improvements	(1,552)		(1,230)	(492)
Write-offs of intangible assets(2)	(12,614)		(5,251)	(466)
Write-offs of fully depreciated assets	(61,696)		(4,784)	(37,808)
Balance at end of year	$4,948,605		$5,050,482	$4,875,866
Accumulated Depreciation and Amortization:
Balance at beginning of year	$973,920		$903,472	$896,174
Depreciation and amortization expense	183,492		161,133	166,720
Sale/transfer of real estate	(221,481)	(1)	(80,607)	(120,981)
Write-offs of tenant improvements	(948)		(690)	(212)
Write-offs of intangible assets(2)	(9,563)		(4,604)	(421)
Write-offs of fully depreciated assets	(61,696)		(4,784)	(37,808)
Balance at end of year	$863,724		$973,920	$903,472

(1)	Includes the transfer of 100% of the Market Square Buildings to an unconsolidated joint venture, in which Columbia Property Trust currently owns a 51% interest.

(2)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2