Form 10-Q
period 2016-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2016-04-28
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of April 25, 2016: 123,467,080 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with Columbia Property Trust's Annual Report on Form 10-K filed for the year ended December 31, 2015. Columbia Property Trust's results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$864,690	$896,467
Buildings and improvements, less accumulated depreciation of $584,830 and $613,639, as of March 31, 2016 and December 31, 2015, respectively	2,790,003	2,897,431
Intangible lease assets, less accumulated amortization of $244,578 and $250,085, as of March 31, 2016 and December 31, 2015, respectively	245,783	259,136
Construction in progress	11,223	31,847
Total real estate assets	3,911,699	4,084,881
Investment in unconsolidated joint venture	121,784	118,695
Cash and cash equivalents	185,376	32,645
Tenant receivables, net of allowance for doubtful accounts of $530 and $8 as of March 31, 2016 and December 31, 2015, respectively	11,731	11,670
Straight-line rent receivable	103,367	109,062
Prepaid expenses and other assets	35,779	35,848
Intangible lease origination costs, less accumulated amortization of $174,180 and $181,482, as of March 31, 2016 and December 31, 2015, respectively	70,560	77,190
Deferred lease costs, less accumulated amortization of $38,808 and $40,817, as of March 31, 2016 and December 31, 2015, respectively	74,502	88,127
Investment in development authority bonds	120,000	120,000
Total assets	$4,634,798	$4,678,118
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $4,044 and $4,492, as of March 31, 2016 and December 31, 2015, respectively	$1,204,678	$1,130,571
Bonds payable, net of discounts of $945 and $1,020 and deferred financing costs of $3,546 and $3,721, as of March 31, 2016 and December 31, 2015, respectively	595,509	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	85,351	98,759
Dividends payable	—	37,354
Deferred income	21,886	24,814
Intangible lease liabilities, less accumulated amortization of $82,098 and $81,496, as of March 31, 2016 and December 31, 2015, respectively	53,154	57,167
Obligations under capital leases	120,000	120,000
Total liabilities	2,080,578	2,063,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 123,458,960 and 124,363,073 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,234	1,243
Additional paid-in capital	4,563,537	4,588,303
Cumulative distributions in excess of earnings	(2,003,258)	(1,972,916)
Cumulative other comprehensive loss	(7,293)	(2,436)
Total equity	2,554,220	2,614,194
Total liabilities and equity	$4,634,798	$4,678,118
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$99,586	$112,809
Tenant reimbursements	19,753	28,249
Hotel income	4,663	4,993
Other property income	2,577	1,492
	126,579	147,543
Expenses:
Property operating costs	41,336	49,754
Hotel operating costs	4,331	4,591
Asset and property management fees	330	397
Depreciation	29,289	34,007
Amortization	16,075	23,219
General and administrative	10,490	8,044
Acquisition expenses	—	1,995
	101,851	122,007
Real estate operating income	24,728	25,536
Other income (expense):
Interest expense	(17,897)	(21,484)
Interest and other income	1,805	1,833
Loss on interest rate swaps	—	(6)
Loss on early extinguishment of debt	—	(477)
	(16,092)	(20,134)
Income before income taxes, unconsolidated joint venture, and loss on sale of real estate	8,636	5,402
Income tax benefit (expense)	(77)	196
Loss from unconsolidated joint venture	(1,552)	—
Income before loss on sale of real estate	7,007	5,598
Loss on sale of real estate	(310)	—
Net income	$6,697	$5,598
Per-share information – basic:
Net income	$0.05	$0.04
Weighted-average common shares outstanding – basic	123,393	124,903
Per-share information – diluted:
Net income	$0.05	$0.04
Weighted-average common shares outstanding – diluted	123,412	124,935
Dividends per share	$0.30	$0.30

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Net income	$6,697	$5,598
Market value adjustments to interest rate swaps	(4,857)	159
Comprehensive income	$1,840	$5,757

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Redemptions of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	201	2	223	—	—	225
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,039)	—	(37,039)
Net income	—	—	—	6,697	—	6,697
Market value adjustment to interest rate swap	—	—	—	—	(4,857)	(4,857)
Balance, March 31, 2016	123,459	$1,234	$4,563,537	$(2,003,258)	$(7,293)	$2,554,220

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	104	1	393	—	—	394
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,523)	—	(37,523)
Net income	—	—	—	5,598	—	5,598
Market value adjustment to interest rate swap	—	—	—	—	159	159
Balance, March 31, 2015	125,077	$1,250	$4,602,201	$(1,899,536)	$(1,809)	$2,702,106
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$6,697	$5,598
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(6,168)	(5,064)
Depreciation	29,289	34,007
Amortization	14,753	20,477
Noncash interest expense	1,012	1,069
Loss on early extinguishment of debt	—	477
Gain on interest rate swaps	—	(1,315)
Loss from unconsolidated joint venture	1,552	—
Loss on sale of real estate	310	—
Stock-based compensation expense	1,382	1,014
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	798	(3,935)
Increase in prepaid expenses and other assets	(244)	(1,295)
Decrease in accounts payable and accrued expenses	(3,613)	(7,436)
Increase (decrease) in deferred income	(2,928)	935
Net cash provided by operating activities	42,840	44,532
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	159,406	—
Real estate acquisitions	—	(551,277)
Capital improvements	(14,295)	(17,256)
Deferred lease costs paid	(3,683)	(6,804)
Investments in unconsolidated joint venture	(4,641)	—
Net cash provided by (used in) investing activities	136,787	(575,337)
Cash Flows from Financing Activities:
Financing costs paid	—	(3,429)
Proceeds from lines of credit and notes payable	131,000	463,000
Repayments of lines of credit and notes payable	(57,341)	(358,684)
Proceeds from issuance of bonds payable	—	349,507
Distributions paid to stockholders	(74,393)	(37,523)
Redemptions of common stock	(26,162)	(620)
Net cash provided by (used in) financing activities	(26,896)	412,251
Net increase (decrease) in cash and cash equivalents	152,731	(118,554)
Cash and cash equivalents, beginning of period	32,645	149,790
Cash and cash equivalents, end of period	$185,376	$31,236
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of March 31, 2016, Columbia Property Trust owned 26 office properties and one hotel, containing approximately 13.3 million square feet of commercial space, located in 12 states and the District of Columbia. All of the properties are wholly owned, except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of March 31, 2016, the office properties, including Columbia Property Trust's share of the unconsolidated joint venture, were approximately 92.4% leased.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K").
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
Level 2 – Assets or liabilities valued based on observable market data for similar instruments.
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of our real estate assets and related intangible assets as of March 31, 2016.
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
At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. As of March 31, 2016, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet.

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
As of March 31, 2016 and December 31, 2015, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2016	Gross	$50,463	$298,982	$244,740	$135,252
	Accumulated Amortization	(38,764)	(187,508)	(174,180)	(82,098)
	Net	$11,699	$111,474	$70,560	$53,154
December 31, 2015	Gross	$50,463	$317,841	$258,672	$138,663
	Accumulated Amortization	(37,971)	(194,446)	(181,482)	(81,496)
	Net	$12,492	$123,395	$77,190	$57,167
For the three months ended March 31, 2016 and 2015, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2016	$794	$8,529	$5,269	$3,681
For the three months ended March 31, 2015	$1,367	$12,362	$8,157	$5,411
The remaining net intangible assets and liabilities, as of March 31, 2016, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2016	$1,769	$21,133	$12,751	$10,084
For the years ending December 31:
2017	1,383	19,396	12,310	9,162
2018	1,041	15,329	9,487	7,218
2019	1,041	13,459	8,507	6,540
2020	1,039	11,487	7,439	5,346
2021	1,032	7,328	3,306	3,095
Thereafter	4,394	23,342	16,760	11,709
	$11,699	$111,474	$70,560	$53,154

Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have positive or negative value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible leases assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million as of March 31, 2016 and December 31, 2015, and recognized amortization of these assets of approximately $0.6 million for the three months ended March 31, 2016 and 2015.
As of March 31, 2016, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2016	$1,912
For the years ending December 31:
2017	2,549
2018	2,549
2019	2,549
2020	2,549
2021	2,549
Thereafter	107,953
$122,610
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a cash flow hedge, if any, are recognized currently in earnings. All changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain (loss) on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain (loss) on interest rate swaps for contracts that do not qualify for hedge accounting treatment. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(7,293)	$(2,436)
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

	Three Months Ended March 31,
	2016	2015
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(4,857)	$159
Loss on interest rate swap recognized through earnings	$—	$(6)
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
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation. Within the financing section of the consolidated statement of cash flows, shares redeemed to fund income tax withholdings presented in prior year is now included in share redemptions.
Recent Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets, and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases), on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for Columbia Property Trust for reporting periods beginning after December 15, 2018, with early adoption permitted. Columbia Property Trust is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.

3.	Real Estate Transactions
Acquisitions
During the three months ended March 31, 2016, Columbia Property Trust did not acquire any properties. During 2015, Columbia Property Trust acquired the following properties (in thousands):

	315 Park Avenue South Building	1881 Campus Commons Building	116 Huntington Avenue Building	229 West 43rd Street Building
Location	New York, NY	Reston, VA	Boston, MA	New York, NY
Date Acquired	January 7, 2015	January 7, 2015	January 8, 2015	August 4, 2015
Purchase price:
Land	$119,633	$7,179	$—	$207,233
Building and improvements	232,598	49,273	108,383	265,952
Intangible lease assets	16,912	4,643	7,907	27,039
Intangible below market ground lease assets	—	—	30,244	—
Intangible lease origination costs	4,148	1,603	2,669	10,059
Intangible below market lease liability	(7,487)	(97)	(1,878)	—
Total purchase price	$365,804	$62,601	$147,325	$510,283
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired two assets, 315 Park Avenue South, a 327,000-square-foot office building in New York, New York (the "315 Park Avenue South Building"), and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments, using proceeds from the issuance of $350.0 million bonds payable due in 2025, proceeds from the Revolving Credit Facility, and cash on hand.
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
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 271,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits, using proceeds from the issuance of $350.0 million bonds payable due in 2025, proceeds from the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to March 31, 2015, Columbia Property Trust recognized revenues of $2.9 million and a net loss of $0.2 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.
229 West 43rd Street Building
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street building, a 16-story,732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York (the "229 West 43rd Street Building"), for $516.0 million, exclusive of transaction costs and purchase price adjustments. This acquisition was funded with the $300 Million Bridge Loan and borrowings on the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable. As of the acquisition date, the 229 West 43rd Street Building was 98% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%).

Proforma Financial Information
The following unaudited pro forma statements of operations presented for the three months ended March 31, 2015, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, and the 229 West 43rd Street Building as if the acquisitions occurred on January 1, 2014. Columbia Property Trust owned these buildings for the entirety of the three months ended March 31, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

Three Months Ended March 31, 2015
Revenues	$154,965
Net income	$6,723
Net income per share - basic	$0.05
Net income per share - diluted	$0.05
Dispositions
During 2016 and 2015, Columbia Property Trust closed on the following transactions:
100 East Pratt Property
On March 31, 2016, Columbia Property Trust sold the 100 East Pratt Property in Baltimore, Maryland for $187.0 million, before purchase price adjustments, and recognized a $0.3 million loss on the sale. The net sale proceeds of $159.4 million were used to repay $119.0 million remaining on the $300 Million Bridge Loan on April 1, 2016, and to reduce the outstanding balance of the Revolving Credit Facility.
1881 Campus Commons Building
On December 10, 2015, Columbia Property Trust sold the 1881 Campus Commons Building in Reston, Virginia, for $65.0 million, exclusive of purchase price adjustments and closing costs, yielding a gain of $0.5 million. The proceeds from the sale of the 1881 Campus Commons Building were used to reduce the outstanding balance of the $300 Million Bridge Loan, as described in Note 5, Line of Credit and Notes Payable.
Market Square Buildings - Partial Sale
On October 28, 2015, Columbia Property Trust transferred the Market Square Buildings and the related $325.0 million mortgage note to a joint venture (the "Market Square Joint Venture") and sold a 49% interest in the Market Square Joint Venture to Blackstone Property Partners ("Blackstone") for approximately $120.0 million of net proceeds, which were used to repay a portion of the $300 Million Bridge Loan. As a result of this transaction, Columbia Property Trust recognized a gain on real estate of $3.1 million and retains a 51% interest in the Market Square Joint Venture. The Market Square Joint Venture owns and operates the Market Square Buildings through a REIT ("Market Square REIT East & West, LLC"). See Note 4, Unconsolidated Joint Venture, for additional information.
11 Property Sale
On July 1, 2015, Columbia Property Trust sold 11 properties to an unaffiliated third party for $433.3 million, exclusive of closing costs (the "11 Property Sale"), which resulted in a gain of $20.2 million. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, 2015 the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million. The following properties make up the 11 Property Sale:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III

4.    Unconsolidated Joint Venture
Columbia Property Trust owns a majority interest of 51% in the Market Square Joint Venture, and Blackstone owns the remaining 49% interest in the joint venture. The Market Square Joint Venture owns and operates the Market Square Buildings through Market Square REIT East & West, LLC, which operates as a REIT. The Market Square Buildings are two, 13-story office buildings containing 687,000 square feet of office space in Washington, D.C. Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in the Market Square Joint Venture. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income (loss). Cash distributions and earnings are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
Columbia Property Trust evaluates the recoverability of its investment in unconsolidated joint venture in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value.
As of March 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. On October 28, 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which will be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	March 31, 2016	December 31, 2015
Total assets	$573,428	$573,073
Total debt	$324,616	$324,603
Total equity	$233,973	$230,060
Columbia Property Trust's investment	$121,784	$118,695
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands):

Three Months Ended March 31, 2016
Total revenues	$11,663
Net loss	$(3,043)
Columbia Property Trust's share	$(1,552)
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3.0% of the gross revenue of the Market Square Buildings and reimbursements of property operating costs, payable monthly, and asset management fees of $1.0 million annually, in equal quarterly installments. During the three months ended March 31, 2016, Columbia Property Trust earned $0.7 million in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. As of March 31, 2016, $0.2 million in property management fees were due from the Market Square Joint Venture, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

5.    Line of Credit and Notes Payable
As of March 31, 2016 and December 31, 2015, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	March 31, 2016	December 31, 2015
Revolving Credit Facility	$322,000	$247,000
$300 Million Term Loan	300,000	300,000
$150 Million Term Loan	150,000	150,000
650 California Street Building mortgage note	128,169	128,785
$300 Million Bridge Loan	119,000	119,000
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
SanTan Corporate Center mortgage notes	39,000	39,000
One Glenlake Building mortgage note	28,553	29,278
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(4,044)	(4,492)
Total indebtedness	$1,204,678	$1,130,571
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2016 and December 31, 2015, was approximately $1,214.5 million and $1,140.1 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2016 and December 31, 2015, was $1,208.7 million and $1,135.1 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan) and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the three months ended March 31, 2016 and 2015, Columbia Property Trust made interest payments totaling approximately $7.6 million and $15.5 million, respectively, of which approximately $0.1 million was capitalized during the three months ended March 31, 2016 and March 31, 2015. As of March 31, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On April 1, 2016, Columbia Property Trust repaid the $119.0 million remaining on its $300 million, six-month unsecured loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015 (the "$300 Million Bridge Loan"). The $300 Million Bridge Loan was scheduled to mature on August 4, 2016.
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
No interest payments were made on the 2018 Bonds Payable or the 2025 Bonds Payable during the three months ended March 31, 2016 and 2015. Columbia Property Trust is subject to substantially similar covenants under the 2025 Bonds Payable and the 2018 Bonds Payable. As of March 31, 2016, Columbia Property Trust believes it was in compliance with the restrictive covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
As of March 31, 2016 and December 31, 2015, the estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was approximately $602.2 million and $602.3 million, respectively. The related carrying value of the bonds payable, net of discounts, as of March 31, 2016 and December 31, 2015 was $599.0 million. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2016, no such options have been exercised that have not been materially satisfied.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering in to the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which will be reduced as space is leased. As of March 31, 2016, Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, through September 4, 2017 (the "Stock Repurchase Program"). Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions which are subject to market conditions and other factors. Under the Stock Repurchase Program, since inception, Columbia Property Trust has acquired approximately 1.8 million shares at an average price of $22.60 per share, for aggregate purchases of $41.3 million. As of March 31, 2016, $158.7 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
Long-Term Incentive Plan
Columbia Property Trust maintains a long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). Columbia Property Trust's shareholders approved the LTIP in July 2013, and a total of 2.0 million shares are authorized and reserved for issuance under the LTIP.
On January 21, 2016, Columbia Property Trust granted 231,015 shares of common stock to employees, net of 20,842 shares withheld to settle the related tax liability, under the LTIP (the "2015 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2017, 2018, and 2019. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the three months ended March 31, 2016 follows:

	For the Three Months Ended March 31, 2016
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	151	$24.59
Granted	247	$21.79
Vested	(135)	$23.33
Forfeited	(1)	$21.90
Unvested shares - end of period(2)	262	$22.61

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of March 31, 2016, we expect approximately 249,000 of the 262,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the three months ended March 31, 2016 and 2015, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2016 Director Grants:
January 4, 2016	7,439	$23.00
2015 Director Grants:
January 2, 2015	5,850	$25.75

For the three months ended March 31, 2016 and 2015, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization of unvested LTIP awards	$851	$563
Future employee awards(1)	360	300
Issuance of shares to independent directors	171	151
Total stock-based compensation expense	$1,382	$1,014

(1)
These future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2016 and December 31, 2015, there was $5.0 million and $3.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Investments in real estate funded with other assets	$—	$27,000
Other assets assumed at acquisition	$—	$6,119
Other liabilities assumed at acquisition	$—	$2,917
Discount on issuance of bonds payable	$—	$494
Amortization of net (premiums) discounts on debt	$75	$(119)
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(4,857)	$159
Accrued capital expenditures and deferred lease costs	$2,631	$10,153
Accrued deferred financing costs	$—	$461
Common stock issued to employees and directors, and amortized (net of amounts withheld for income taxes)	$225	$393

10.    Earnings Per Share
For the three months ended March 31, 2016 and 2015, in computing the basic and diluted earnings-per-share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP and future employee awards, which relate to service in the current period and will be granted in January of the subsequent year. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$6,697	$5,598
Distributions paid on unvested shares	(82)	(49)
Net income used to calculate basic and diluted earnings per share	$6,615	$5,549

The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted-average common shares - basic	123,393	124,903
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	5	17
Future LTIP awards for 2016	14	15
Weighted-average common shares - diluted	123,412	124,935
11.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
The 2025 Bonds Payable and the 2018 Bonds Payable (see Note 6, Bonds Payable) were issued by Columbia Property Trust OP, and are guaranteed by Columbia Property Trust. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP), as defined in the bond indentures, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantee is full and unconditional; and

(3)	No other subsidiary of the parent company guarantor (Columbia Property Trust) guarantees the 2025 Bonds Payable or the 2018 Bonds Payable.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2016 and 2015 (in thousands); and its condensed consolidating statements of cash flows for the three months ended March 31, 2016 and 2015 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$858,449	$—	$864,690
Buildings and improvements, net	—	29,300	2,760,703	—	2,790,003
Intangible lease assets, net	—	—	245,783	—	245,783
Construction in progress	—	25	11,198	—	11,223
Total real estate assets	—	35,566	3,876,133	—	3,911,699
Investment in unconsolidated joint venture	—	121,784	—	—	121,784
Cash and cash equivalents	149,341	22,301	13,734	—	185,376
Investment in subsidiaries	2,087,639	1,882,787	—	(3,970,426)	—
Tenant receivables, net of allowance	—	141	11,590	—	11,731
Straight-line rent receivable	—	1,455	101,912	—	103,367
Prepaid expenses and other assets	317,246	264,587	26,438	(572,492)	35,779
Intangible lease origination costs, net	—	—	70,560	—	70,560
Deferred lease costs, net	—	1,983	72,519	—	74,502
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,554,226	$2,330,604	$4,292,886	$(4,542,918)	$4,634,798
Liabilities:
Line of credit and notes payable	$—	$888,145	$886,563	$(570,030)	$1,204,678
Bonds payable, net	—	595,509	—	—	595,509
Accounts payable, accrued expenses, and accrued capital expenditures	6	24,846	60,499	—	85,351
Due to affiliates	—	29	2,433	(2,462)	—
Deferred income	—	38	21,848	—	21,886
Intangible lease liabilities, net	—	—	53,154	—	53,154
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	6	1,508,567	1,144,497	(572,492)	2,080,578
Equity:
Total equity	2,554,220	822,037	3,148,389	(3,970,426)	2,554,220
Total liabilities and equity	$2,554,226	$2,330,604	$4,292,886	$(4,542,918)	$4,634,798

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$890,226	$—	$896,467
Building and improvements, net	—	28,913	2,868,518	—	2,897,431
Intangible lease assets, net	—	—	259,136	—	259,136
Construction in progress	—	917	30,930	—	31,847
Total real estate assets	—	36,071	4,048,810	—	4,084,881
Investment in unconsolidated joint venture	—	118,695	—	—	118,695
Cash and cash equivalents	989	14,969	16,687	—	32,645
Investment in subsidiaries	2,333,408	1,901,581	—	(4,234,989)	—
Tenant receivables, net of allowance	—	52	11,618	—	11,670
Straight-line rent receivable	—	1,311	107,751	—	109,062
Prepaid expenses and other assets	317,151	265,615	26,153	(573,071)	35,848
Intangible lease origination costs, net	—	—	77,190	—	77,190
Deferred lease costs, net	—	2,055	86,072	—	88,127
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118
Liabilities:
Lines of credit, term loans, and notes payable	$—	$812,836	$888,340	$(570,605)	$1,130,571
Bonds payable, net	—	595,259	—	—	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	—	13,313	85,446	—	98,759
Distributions payable	37,354	—	—	—	37,354
Due to affiliates	—	21	2,445	(2,466)	—
Deferred income	—	200	24,614	—	24,814
Intangible lease liabilities, net	—	—	57,167	—	57,167
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	37,354	1,421,629	1,178,012	(573,071)	2,063,924
Equity:
Total equity	2,614,194	918,720	3,316,269	(4,234,989)	2,614,194
Total liabilities and equity	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$849	$98,833	$(96)	$99,586
Tenant reimbursements	—	402	19,351	—	19,753
Hotel income	—	—	4,663	—	4,663
Other property income	245	—	2,420	(88)	2,577
	245	1,251	125,267	(184)	126,579
Expenses:
Property operating costs	—	771	40,661	(96)	41,336
Hotel operating costs	—	—	4,331	—	4,331
Asset and property management fees:
Related-party	—	30	—	(30)	—
Other	—	—	330	—	330
Depreciation	—	698	28,591	—	29,289
Amortization	—	76	15,999	—	16,075
General and administrative	38	2,194	8,316	(58)	10,490
	38	3,769	98,228	(184)	101,851
Real estate operating income (loss)	207	(2,518)	27,039	—	24,728
Other income (expense):
Interest expense	—	(12,405)	(12,881)	7,389	(17,897)
Interest and other income	3,555	3,835	1,804	(7,389)	1,805
	3,555	(8,570)	(11,077)	—	(16,092)
Income before income taxes, unconsolidated joint venture, and loss on sale of real estate	3,762	(11,088)	15,962	—	8,636
Income tax expense	—	(7)	(70)	—	(77)
Income from equity investment	2,935	9,293	—	(13,780)	(1,552)
Income before on loss of real estate assets	6,697	(1,802)	15,892	(13,780)	7,007
Loss on sale of real estate assets	—	—	(310)	—	(310)
Net income	$6,697	$(1,802)	$15,582	$(13,780)	$6,697

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$544	$112,359	$(94)	$112,809
Tenant reimbursements	—	228	28,021	—	28,249
Hotel income	—	—	4,993	—	4,993
Other property income	—	—	1,563	(71)	1,492
	—	772	146,936	(165)	147,543
Expenses:
Property operating costs	—	739	49,109	(94)	49,754
Hotel operating costs	—	—	4,591	—	4,591
Asset and property management fees:
Related-party	—	14	—	(14)	—
Other	—	—	397	—	397
Depreciation	—	623	33,384	—	34,007
Amortization	—	56	23,163	—	23,219
General and administrative	38	1,956	6,107	(57)	8,044
Acquisition expenses	—	—	1,995	—	1,995
	38	3,388	118,746	(165)	122,007
Real estate operating income (loss)	(38)	(2,616)	28,190	—	25,536
Other income (expense):
Interest expense	—	(9,225)	(16,899)	4,640	(21,484)
Interest and other income	1,991	2,657	1,825	(4,640)	1,833
Loss on interest rate swaps	—	—	(6)	—	(6)
Loss on early extinguishment of debt	—	(477)	—	—	(477)
Income from equity investment	3,645	12,794	—	(16,439)	—
	5,636	5,749	(15,080)	(16,439)	(20,134)
Income before income tax benefit	5,598	3,133	13,110	(16,439)	5,402
Income tax benefit (expense)	—	(5)	201	—	196
Net income	$5,598	$3,128	$13,311	$(16,439)	$5,598

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$6,697	$(1,802)	$15,582	$(13,780)	$6,697
Market value adjustments to interest rate swaps	(4,857)	(4,857)	—	4,857	(4,857)
Comprehensive income	$1,840	$(6,659)	$15,582	$(8,923)	$1,840

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$5,598	$3,128	$13,311	$(16,439)	$5,598
Market value adjustments to interest rate swaps	159	159	—	(159)	159
Comprehensive income	$5,757	$3,287	$13,311	$(16,598)	$5,757

Consolidating Statements of Cash Flows (in thousands)

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$206	$(13,343)	$55,977	$42,840
Cash flows from investing activities:
Net proceeds from sale of real estate	159,406	—	—	159,406
Investment in real estate and related assets	—	(336)	(17,642)	(17,978)
Investment in unconsolidated joint venture	—	(4,641)	—	(4,641)
Net cash used in investing activities	159,406	(4,977)	(17,642)	136,787
Cash flows from financing activities:
Borrowings, net of fees	—	131,000	—	131,000
Repayments of notes payable	—	(56,000)	(1,341)	(57,341)
Distributions	(74,393)	—	—	(74,393)
Redemptions of common stock	(26,162)	—	—	(26,162)
Intercompany contributions (distributions)	89,295	(49,348)	(39,947)	—
Net cash provided by (used in) financing activities	(11,260)	25,652	(41,288)	(26,896)
Net decrease in cash and cash equivalents	148,352	7,332	(2,953)	152,731
Cash and cash equivalents, beginning of period	989	14,969	16,687	32,645
Cash and cash equivalents, end of period	$149,341	$22,301	$13,734	$185,376

	For the Three Months Ended March 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(32)	$(10,292)	$54,856	$—	$44,532
Cash flows from investing activities:
Net proceeds from sale of real estate	—	—	—	—	—
Investment in real estate and related assets	(57,123)	(494,850)	(23,364)	—	(575,337)
Intercompany contributions (distributions)	(553,203)	—	—	553,203	—
Net cash used in investing activities	(610,326)	(494,850)	(23,364)	553,203	(575,337)
Cash flows from financing activities:
Borrowings, net of fees	—	809,078	—	—	809,078
Repayments of line of credit and notes payable	—	(358,000)	(684)	—	(358,684)
Distributions	(37,523)	—	—	—	(37,523)
Redemptions of common stock	(620)	—	—	—	(620)
Intercompany contributions (distributions)	532,534	51,140	(30,471)	(553,203)	—
Net cash provided by (used in) financing activities	494,391	502,218	(31,155)	(553,203)	412,251
Net decrease in cash and cash equivalents	(115,967)	(2,924)	337	—	(118,554)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$3,521	$7,580	$20,135	$—	$31,236

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
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K.
Executive Summary
We are focused on generating long-term shareholder returns through growth in net asset value with an emphasis on high-barrier- to-entry markets. Capital recycling initiatives are enabling us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. During 2015, we invested $1.0 billion in New York and Boston acquisitions, and sold a total of 12 properties situated in outlying markets for $0.5 billion. We recently announced a plan to further reduce our exposure to non-target markets by selling three additional assets totaling 2.9 million square feet in Baltimore, Cleveland and Newark; we sold the 100 E. Pratt Street Building in Baltimore for gross proceeds of $187.0 million on March 31, 2016, and are actively engaged in sale discussions for the other two properties. We will continue to seek opportunities to increase our portfolio allocation to central business district properties, multi-tenant buildings, and primary, high barrier markets and, at the same time, optimize the allocation between our traditional, stabilized core investments, and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that this transition will improve the opportunity for growth over the longer term.
We are continuing to actively manage our debt capital, with a particular focus on our allocation to unsecured borrowings. Since January 1, 2015, we have refinanced approximately $1.0 billion of unsecured debt and repaid $332.5 million of mortgage loans. As a result, over this period we extended our weighted average debt maturity from 3.3 years to 4.8 years(1); decreased our weighted-average cost of borrowing from 4.24% per annum to 3.60% per annum(1); and increased our unencumbered pool of assets as a percentage of gross real estate assets from 61.7% to 80.3%(1).
Further, we have continued to repurchase stock under our Stock Repurchase Program, approved in September of 2015, which authorizes us to purchase up to $200.0 million of our common stock through September of 2017. We believe a stock repurchase program will enable us to benefit from market downturns, which may cause our stock to be undervalued from time to time. As of March 31, 2016, we had purchased an aggregate of $41.3 million of common stock at an average price of $22.60 per share.

(1)
Calculated as of March 31,2016, adjusted to pro forma the impact of the following debt repayments made on April 1, 2016 with net proceeds from the sale of the 100 East Pratt Property:  $119 million remaining on the $300 million Bridge Loan, and $28 million of the borrowings outstanding on the Revolving Credit Facility.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Historically, we have maintained portfolio occupancy above 90% and within a fairly narrow range. Over the last year, our average portfolio percentage leased ranged from 92.1% to 93.3%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended March 31,
	2016		2015
Total number of leases	9		9
Lease term (months)	95		113
Square feet of leasing - renewal	11,985	(1)	40,050
Square feet of leasing - new	49,239	(2)	190,099
Total square feet of leasing	61,224		230,149
Rent leasing spread - renewal(3)	1.1%		69.4%
Rent leasing spread - new(4)	115.8%		85.3%
Rent leasing spread - all leases(3)(4)	113.6%		82.7%
Tenant improvements, per square foot - renewal	$2.47		$7.50
Tenant improvements, per square foot - new	$28.99		$74.11
Tenant improvements, per square foot - all leases	$28.49		$65.03
Leasing commissions, per square foot - renewal	$8.46		$12.00
Leasing commissions, per square foot - new	$21.83		$32.09
Leasing commissions, per square foot - all leases	$21.58		$29.35

(1)	Includes our pro-rata share (51%) of total leased at the Market Square Buildings (2,000 square feet of renewal leasing).

(2)	Includes our pro-rata share (51%) of total leased at the Market Square Buildings (6,000 square feet of new leasing).

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.
In 2016, rent leasing spreads are positive due to a 24,000-square-foot lease at our University Circle Property in San Francisco, California. In 2015, rent leasing spreads were positive due to a lease expansion and extension with the anchor tenant at our 221 Main Street Building in San Francisco, California. Over the next twelve months, approximately 1,378,000 square feet of our leases (approximately 14.7% of our office portfolio based on revenues) are scheduled to expire. Approximately 398,000 of this total relates to properties currently being marketed for sale. The remainder of the near-term expirations primarily relate to our properties in New York, San Francisco, and Washington, D.C. Overall, we expect to replace these leases with starting rates slightly below those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the first quarter of 2016. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2016, we generated net cash flows from operating activities of $42.8 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $74.4 million, which includes dividend payments of $37.4 million for the fourth quarter of 2015, and $37.0 million for the first quarter of 2016.

During the first quarter of 2016, we sold the 100 East Pratt Building for net sales proceeds of $159.5 million, and repurchased 1.1 million shares of our common stock for $25.0 million by drawing on our Revolving Credit Facility.  On April 1, 2016, we used the 100 East Pratt Street proceeds to repay the $119.0 million remaining on the $300 Million Bridge Loan, and to reduce our Revolving Credit Facility balance.
Over the short-term, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt financings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, stock repurchases, property acquisitions, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 25, 2016, we had access to $215.0 million of the borrowing capacity under the Revolving Credit Facility.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the cost of our assets. This conservative leverage goal could reduce the amount of current income we can generate for our stockholders, but it also reduces their risk of loss. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of March 31, 2016, our debt-to-real-estate-asset ratio, including our pro-rata share (51%) of the Market Square Joint Venture, was approximately 38.5%.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of March 31, 2016, we had an outstanding balance of $322.0 million on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
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
Bonds Payable
In March 2015, we issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement (defined below). We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
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

Debt Covenants
Our portfolio debt instruments, the $300 Million Bridge Loan, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2025 Bonds Payable, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of March 31, 2016. We expect to continue to be able to meet the requirements of our debt covenants over the next twelve months.
Universal Shelf Registration Statement
We have on file a universal shelf registration statement on Form S-3 (No. 333-198764) with the SEC (the "Universal Shelf Registration Statement"), which was effective upon filing in September 2014. The Universal Shelf Registration Statement provides us with future flexibility to offer, from time to time and in one or more offerings, debt securities, common stock, preferred stock, depositary shares, warrants, or any combination thereof. The terms of any such future offerings would be established at the time of an offering.
Contractual Commitments and Contingencies
As of March 31, 2016, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2016		2017-2018	2019-2020	Thereafter
Debt obligations(1)	$1,974,472	$162,119	(2)	$403,587	$743,016	$665,750
Interest obligations on debt(3)	320,454	50,090		108,254	71,010	91,100
Capital lease obligations(4)	120,000	—		—	—	120,000
Operating lease obligations	212,878	1,917		5,433	5,462	200,066
Total	$2,627,804	$214,126		$517,274	$819,488	$1,076,916

(1)
Reflects debt and interest obligations on debt, including our pro-rata share (51%) of the Market Square Buildings note payable. We guarantee $25.0 million of the Market Square Buildings note payable (see Footnote 7, Commitments & Contingencies, to the accompanying financial statements).

(2)	Debt obligations for 2016 include $119.0 million outstanding under the $300 Million Bridge Loan, which was repaid on April 1, 2016.

(3)
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

(4)
Amounts include principal obligations only. We made interest payments on these obligations of $1.8 million during the three months ended March 31, 2016, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

Results of Operations
Overview
As of March 31, 2016, we owned controlling interests in 26 office properties, which were approximately 92.4% leased, and one hotel. Our operating results are impacted by recent acquisition, disposition and joint venture activity, as set forth below. In the near term, we expect real estate operating income to fluctuate primarily based on acquisitions, dispositions, and leasing activities.

Recent Acquisitions
Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price (in thousands)(1)
2015
229 West 43rd Street	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons	Reston, VA	244,000	January 7, 2015	$64,000

(1)	Exclusive of transaction costs and purchase price adjustments.

Recent Dispositions
Property	Location	Rentable Square Footage	Transaction Date	Sale Price (in thousands)
2016
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000
2015
1881 Campus Commons	Reston, VA	244,000	December 10, 2015	$65,000
11 Property Sale:		2,856,000	July 1, 2015	$433,250
170 Park Avenue	Northern NJ	145,000
180 Park Avenue	Northern NJ	224,000
1580 West Nursery Road	Baltimore, MD	315,000
Acxiom Buildings	Chicago, IL	322,000
Highland Landmark III	Chicago, IL	273,000
The Corridors III	Chicago, IL	222,000
215 Diehl Road	Chicago, IL	162,000
544 Lakeview	Chicago, IL	139,000
Bannockburn Lake III	Chicago, IL	106,000
Robbins Road	Boston, MA	458,000
550 King Street	Boston, MA	490,000

Joint Venture
Property Contributed to Joint Venture	Location	% Sold / Retained	Rentable Square Footage	Closing Date	Contributed Value
2015
Market Square Buildings	Washington, D.C.	49%/51%	687,000	October 28, 2015	$595,000
Comparison of the three months ended March 31, 2016 with the three months ended March 31, 2015
Rental income was $99.6 million for the three months ended March 31, 2016, which represents a decrease as compared with $112.8 million for the three months ended March 31, 2015. The decrease is primarily due to prior year dispositions ($11.5 million)

and transferring the Market Square Buildings to a joint venture ($9.9 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($8.5 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $19.8 million and $41.3 million, respectively, for the three months ended March 31, 2016, which represents a decrease as compared with $28.2 million and $49.8 million, respectively, for the three months ended March 31, 2015. The decrease is primarily due to properties disposed of in the prior year and the transfer of the Market Square Buildings to a joint venture. Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, remained flat at $0.3 million for the three months ended March 31, 2016 as compared to $0.4 million for the three months ended March 31, 2015. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $2.6 million for the three months ended March 31, 2016, which represents an increase as compared with $1.5 million for the three months ended March 31, 2015, primarily due to lease termination activity and management fee income from services provided to the Market Square Joint Venture, as described in Note 4, Unconsolidated Joint Venture. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.3 million for the three months ended March 31, 2016, which represents a decrease as compared with $0.4 million for the three months ended March 31, 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. The Market Square Buildings were previously managed by a third party. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $29.3 million for the three months ended March 31, 2016, which represents a decrease as compared with $34.0 million for the three months ended March 31, 2015, primarily due to prior year dispositions ($4.0 million) and transferring the Market Square Buildings to a joint venture ($3.6 million), partially offset by prior year acquisitions ($2.3 million) and capital projects at our existing properties ($0.5 million). Excluding the impact of changes in our portfolio, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $16.1 million for the three months ended March 31, 2016, which represents a decrease as compared with $23.2 million for the three months ended March 31, 2015. The decrease is primarily due to the expiration of leases ($2.9 million), prior year dispositions ($2.5 million), and transferring the Market Square Buildings to a joint venture ($2.3 million), partially offset by prior year acquisitions ($1.4 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $10.5 million for the three months ended March 31, 2016, which represents an increase as compared to $8.0 million for the three months ended March 31, 2015. The increase is due to costs incurred to develop our regional investment platform ($1.5 million), bad-debt expenses ($0.6 million), and additional vesting under stock-based incentive compensation plan ($0.3 million). Due to non-recurring costs incurred in this period, we expect future general and administrative expenses to decrease over the near-term.
For the three months ended March 31, 2015, we incurred total acquisition expenses of $2.0 million in connection with acquiring three properties in January 2015. See Note 3, Real Estate Transactions, of the accompanying financial statements for details of these acquisitions. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $17.9 million for the three months ended March 31, 2016, which represents a decrease as compared with $21.5 million for the three months ended March 31, 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($4.1 million) and repaying three mortgage loans in 2015 ($2.5 million), partially offset by the issuance of bonds in March 2015 ($2.8 million). We expect interest expense to decrease slightly over the near term, as a result of repaying the remainder of the $300 Million Bridge Loan with proceeds from the sale of the 100 East Pratt Property on April 1, 2016.
Interest and other income was stable at $1.8 million for the three months ended March 31, 2016 and 2015. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 5.8 years as of March 31, 2016. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps of $6,000 for the three months ended March 31, 2015, related to the 333 Market Street Building mortgage note, which was repaid in June 2015. We do not anticipate gains and losses on interest rate swaps in the near term, as our only interest rate swap is accounted for as a hedge; thus, changes in the market rate are recorded to other comprehensive income.
We recognized a loss on early extinguishment of debt of $0.5 million for the three months ended March 31, 2015. In March 2015, we repaid a bridge loan used to finance acquisitions in January of 2015 approximately four months early, resulting in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $1.6 million for the three months ended March 31, 2016, as income from operations at the Market Square Buildings was offset by interest expense related to the $325 million mortgage note on the property. Future income or loss from unconsolidated joint venture will fluctuate with operating activity at the Market Square Buildings.
Net Income
Net income was $6.7 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2016, which represents an increase as compared with $5.6 million, or $0.04 per basic and diluted share, for the three months ended March 31, 2015. The increase is due to acquisition expenses incurred in 2015 only ($2.0 million), partially offset by the impact of property sales, including the sale of a 49% interest in the Market Square Buildings and related mortgage note through an unconsolidated joint venture ($0.8 million). See "Supplemental Performance Measures" section below for our same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.

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
Reconciliations of net income to FFO (in thousands):

	Three Months Ended March 31,
	2016	2015
Reconciliation of Net Income to FFO:
Net income	$6,697	$5,598
Adjustments:
Depreciation of real estate assets	29,289	34,007
Amortization of lease-related costs	16,075	23,219
Depreciation and amortization included in loss from unconsolidated joint venture(1)	2,470	—
Loss on sale of real estate assets	310	—
Total Funds From Operations adjustments	48,144	57,226
NAREIT FFO available to common stockholders	$54,841	$62,824

(1)	Reflects our pro-rata share (51%) of depreciation and amortization for the Market Square Joint Venture.

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
On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been owned and in operation since January 1, 2015, including the operating revenues and expenses related to our current share of the Market Square Buildings (51%). NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental income	$84,990	$85,125
Tenant reimbursements	16,737	18,902
Hotel income	4,663	4,993
Other property income	944	274
Total revenues	107,334	109,294
Operating expenses:
Property operating costs	(34,858)	(35,497)
Hotel operating costs	(4,331)	(4,591)
Total operating expenses	(39,189)	(40,088)
Same Store NOI	$68,145	$69,206
NOI from acquisitions(1)	10,038	5,189
NOI from dispositions(2)	3,918	17,285
Net operating income total	$82,101	$91,680

(1)	Reflects activity for the following properties acquired since January 1, 2015, for all periods presented: 229 West 43rd Street, 315 Park Avenue South, and 116 Huntington Avenue.

(2)
Reflects activity for the following properties sold since January 1, 2015, for all periods presented: 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income	$6,697	$5,598
Net interest expense	19,999	21,469
Interest income from development authority bonds	(1,800)	(1,800)
Income tax expense (benefit)	77	(196)
Depreciation	31,097	34,007
Amortization	16,737	23,219
Loss on sale of real estate assets	310	—
Real estate acquisition costs	—	1,995
Loss on early extinguishment of debt	—	477
General and administrative	10,552	8,044
Interest rate swap valuation adjustment	—	(1,315)
Interest expense associated with interest rate swaps	—	1,321
Lease termination income(1)	(1,568)	(1,139)
Net Operating Income	$82,101	$91,680
NOI from Acquisitions(2)	(10,038)	(5,189)
NOI from Dispositions(3)	(3,918)	(17,285)
Same Store NOI	$68,145	$69,206

(1)	Lease termination income includes adjustments for straight-line rent related to lease terminations.

(2)	Reflects activity for the following properties acquired since January 1, 2015, for all periods presented: 229 West 43rd Street, 315 Park Avenue South, and 116 Huntington Avenue.

(3)
Reflects activity for the following properties sold since January 1, 2015, for all periods presented: 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

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
The TRS Entities are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, office properties that we do not intend to hold long term and a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Related-Party Transactions
During the three months ended March 31, 2016 and 2015, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	structural repairs at one of our properties, ranging from $30.0 million to $35.0 million;

•	guaranty of debt of an unconsolidated joint venture of $25.0 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not currently enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes.
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
As of March 31, 2016, we had $322.0 million of outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $119.0 million outstanding under the $300 Million Bridge Loan; $249.5 million in 2018 Bonds Payable outstanding; $349.6 million in 2025 Bonds Payable outstanding; and $317.7 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 3.30% as of March 31, 2016.
Approximately $1,066.8 million of our total debt outstanding as of March 31, 2016, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2016, these balances incurred interest expense at an average interest rate of 4.56% and have expirations ranging from 2016 through 2025. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for our pro-rata share (51%) of the Market Square Buildings mortgage note, our weighted-average interest rate is 3.45%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at March 31, 2016, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended March 31, 2016, we purchased and retired the following shares in accordance with the Stock Repurchase Program and shares remitted for income taxes associated with stock grants under the Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(3)
January 2016(1)	1,150,902	$22.58	1,105,215	$158,683,331
February 2016(2)	1,699	$20.27	—	$158,683,331
March 2016(2)	5,340	$21.99	—	$158,683,331

(1)
Activity for January 2016 relates to the Stock Repurchase Program, as described above, or the remittance of shares for income taxes associated with stock grants under the Long-Term Incentive Plan (see Note 8, Stockholders' Equity).

(2)	All activity for February 2016 and March 2016 relates to the remittance of shares for income taxes associated with stock grants under the Long-Term Incentive Plan (see Note 8, Stockholders' Equity).

(3)	Amounts available for future purchase relate only to our Stock Repurchase Program, and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 28, 2016	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2016 FORM 10-Q OF
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