Form 10-Q
period 2016-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2016-07-28
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of July 25, 2016: 123,471,082 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2015. Columbia Property Trust's results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$844,495	$896,467
Buildings and improvements, less accumulated depreciation of $603,088 and $613,639, as of June 30, 2016 and December 31, 2015, respectively	2,741,929	2,897,431
Intangible lease assets, less accumulated amortization of $235,121 and $250,085, as of June 30, 2016 and December 31, 2015, respectively	236,580	259,136
Construction in progress	14,176	31,847
Real estate assets held for sale, less accumulated depreciation and amortization of $9,897 as of June 30, 2016	43,246	—
Total real estate assets	3,880,426	4,084,881
Investment in unconsolidated joint venture	123,919	118,695
Cash and cash equivalents	23,803	32,645
Tenant receivables, net of allowance for doubtful accounts of $614 and $8 as of June 30, 2016 and December 31, 2015, respectively	11,210	11,670
Straight-line rent receivable	113,921	109,062
Prepaid expenses and other assets	35,230	35,848
Intangible lease origination costs, less accumulated amortization of $161,994 and $181,482, as of June 30, 2016 and December 31, 2015, respectively	65,775	77,190
Deferred lease costs, less accumulated amortization of $41,626 and $40,817, as of June 30, 2016 and December 31, 2015, respectively	87,182	88,127
Investment in development authority bonds	120,000	120,000
Other assets held for sale	10	—
Total assets	$4,461,476	$4,678,118
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $3,675 and $4,492, as of June 30, 2016 and December 31, 2015, respectively	$1,056,690	$1,130,571
Bonds payable, net of discounts of $870 and $1,020 and unamortized deferred financing costs of $3,311 and $3,721, as of June 30, 2016 and December 31, 2015, respectively	595,819	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	86,010	98,759
Dividends payable	—	37,354
Deferred income	23,793	24,814
Intangible lease liabilities, less accumulated amortization of $85,547 and $81,496, as of June 30, 2016 and December 31, 2015, respectively	49,396	57,167
Obligations under capital leases	120,000	120,000
Liabilities held for sale	132	—
Total liabilities	1,931,840	2,063,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 123,463,608 and 124,363,073 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,234	1,243
Additional paid-in capital	4,564,729	4,588,303
Cumulative distributions in excess of earnings	(2,027,012)	(1,972,916)
Cumulative other comprehensive loss	(9,315)	(2,436)
Total equity	2,529,636	2,614,194
Total liabilities and equity	$4,461,476	$4,678,118
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income	$93,567	$112,916	$193,153	$225,725
Tenant reimbursements	18,708	26,519	38,461	54,768
Hotel income	6,551	6,964	11,214	11,957
Other property income	9,104	1,725	11,681	3,217
	127,930	148,124	254,509	295,667
Expenses:
Property operating costs	40,242	48,083	81,578	97,837
Hotel operating costs	5,038	5,147	9,369	9,738
Asset and property management fees	341	503	671	900
Depreciation	28,450	33,813	57,739	67,820
Amortization	14,932	23,738	31,007	46,957
General and administrative	7,761	7,080	18,251	15,124
Acquisition expenses	—	—	—	1,995
	96,764	118,364	198,615	240,371
Real estate operating income	31,166	29,760	55,894	55,296
Other income (expense):
Interest expense	(17,380)	(22,765)	(35,277)	(44,249)
Interest and other income	1,808	1,807	3,613	3,640
Loss on interest rate swaps	—	(2)	—	(8)
Loss on early extinguishment of debt	(92)	—	(92)	(477)
	(15,664)	(20,960)	(31,756)	(41,094)
Income before income taxes, unconsolidated joint venture, and loss on sale of real estate	15,502	8,800	24,138	14,202
Income tax benefit (expense)	(245)	(91)	(322)	105
Loss from unconsolidated joint venture	(1,952)	—	(3,504)	—
Income before loss on sale of real estate	13,305	8,709	20,312	14,307
Loss on sale of real estate	(19)	—	(329)	—
Net income	$13,286	$8,709	$19,983	$14,307
Per-share information – basic:
Net income	$0.11	$0.07	$0.16	$0.11
Weighted-average common shares outstanding – basic	123,206	124,925	123,299	124,914
Per-share information – diluted:
Net income	$0.11	$0.07	$0.16	$0.11
Weighted-average common shares outstanding – diluted	123,294	125,017	123,357	124,981
Dividends per share	$0.30	$0.30	$0.60	$0.60

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$13,286	$8,709	$19,983	$14,307
Market value adjustments to interest rate swaps	(2,022)	436	(6,879)	595
Comprehensive income	$11,264	$9,145	$13,104	$14,902

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)
(in thousands, except per-share amounts)

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	206	2	1,415	—	—	1,417
Distributions to common stockholders ($0.60 per share)	—	—	—	(74,079)	—	(74,079)
Net income	—	—	—	19,983	—	19,983
Market value adjustment to interest rate swap	—	—	—	—	(6,879)	(6,879)
Balance, June 30, 2016	123,464	$1,234	$4,564,729	$(2,027,012)	$(9,315)	$2,529,636

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	102	1	1,299	—	—	1,300
Distributions to common stockholders ($0.60 per share)	—	—	—	(75,046)	—	(75,046)
Net income	—	—	—	14,307	—	14,307
Market value adjustment to interest rate swap	—	—	—	—	595	595
Balance, June 30, 2015	125,075	$1,250	$4,603,107	$(1,928,350)	$(1,373)	$2,674,634
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$19,983	$14,307
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(16,622)	(5,884)
Depreciation	57,739	67,820
Amortization	28,057	42,005
Noncash interest expense	1,927	1,986
Loss on early extinguishment of debt	92	477
Gain on interest rate swaps	—	(2,633)
Loss from unconsolidated joint venture	3,504	—
Loss on sale of real estate	329	—
Stock-based compensation expense	2,595	2,029
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	2,035	(2,526)
Increase in prepaid expenses and other assets	(27)	(1,231)
Decrease in accounts payable and accrued expenses	(9,191)	(6,019)
Decrease in deferred income	(983)	(1,393)
Net cash provided by operating activities	89,438	108,938
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	159,387	—
Real estate acquisitions	—	(551,277)
Capital improvements	(22,792)	(41,653)
Deferred lease costs paid	(13,692)	(9,892)
Investments in unconsolidated joint venture	(8,728)	—
Net cash provided by (used in) investing activities	114,175	(602,822)
Cash Flows from Financing Activities:
Financing costs paid	(139)	(4,025)
Proceeds from lines of credit and notes payable	215,000	710,000
Repayments of lines of credit and notes payable	(289,697)	(601,878)
Proceeds from issuance of bonds payable	—	349,507
Distributions paid to stockholders	(111,433)	(75,046)
Repurchases of common stock	(26,186)	(722)
Net cash provided by (used in) financing activities	(212,455)	377,836
Net decrease in cash and cash equivalents	(8,842)	(116,048)
Cash and cash equivalents, beginning of period	32,645	149,790
Cash and cash equivalents, end of period	$23,803	$33,742
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of June 30, 2016, Columbia Property Trust owned 26 office properties and one hotel, containing approximately 13.3 million square feet of commercial space, located in 12 states and the District of Columbia. All of the properties are wholly owned, except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of June 30, 2016, the operational office properties, including Columbia Property Trust's share of the unconsolidated joint venture, were approximately 90.6% leased.

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
Fair Value Measurements
Columbia Property Trust estimates the fair value of its assets and liabilities (where currently required under GAAP) consistent with the provisions of Accounting Standard Codification ("ASC") 820, Fair Value Measurements ("ASC 820"). Under this standard, fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date, under current market conditions. While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures provides the following fair value technique parameters and hierarchy, depending upon availability:
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of our real estate assets and related intangible assets as of June 30, 2016.
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
At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of June 30, 2016, the 800 North Frederick Property was subject to a binding sale contract and, thus, is classified as held for sale in the accompanying consolidated balance sheet as of that date. This transaction closed in the third quarter of 2016 (see Note 3, Real Estate Transactions).

The major classes of assets and liabilities classified as held for sale as of June 30, 2016, are provided below (in thousands):

June 30, 2016
Real estate assets held for sale:
Real estate assets, at cost:
Land	$20,195
Buildings and improvements, less accumulated depreciation of $9,897	23,051
Total real estate assets held for sale	$43,246
Other assets held for sale:
Prepaid expenses and other assets	$10
Total other assets held for sale, net	$10
Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$132
Total liabilities held for sale	$132
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2016 and December 31, 2015, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2016	Gross	$47,513	$283,270	$227,769	$134,943
	Accumulated Amortization	(36,441)	(179,737)	(161,994)	(85,547)
	Net	$11,072	$103,533	$65,775	$49,396
December 31, 2015	Gross	$50,463	$317,841	$258,672	$138,663
	Accumulated Amortization	(37,971)	(194,446)	(181,482)	(81,496)
	Net	$12,492	$123,395	$77,190	$57,167
For the three and six months ended June 30, 2016 and 2015, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2016	$626	$7,918	$4,772	$3,745
For the three months ended June 30, 2015	$1,388	$12,436	$8,121	$5,145
For the six months ended June 30, 2016	$1,420	$16,447	$10,041	$7,426
For the six months ended June 30, 2015	$2,755	$24,798	$16,278	$10,556

The remaining net intangible assets and liabilities, as of June 30, 2016, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2016	$1,133	$12,136	$7,480	$5,502
For the years ending December 31:
2017	1,370	18,503	12,315	8,237
2018	1,028	14,732	10,099	6,309
2019	1,028	12,904	9,134	5,632
2020	1,028	10,974	8,085	4,495
2021	1,028	7,089	4,143	2,831
Thereafter	4,457	27,195	14,519	16,390
	$11,072	$103,533	$65,775	$49,396
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of June 30, 2016 and December 31, 2015, and recognized amortization of these assets of approximately $0.6 million for the three months ended June 30, 2016 and 2015, and approximately $1.3 million for the six months ended June 30, 2016 and 2015.

As of June 30, 2016, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2016	$1,274
For the years ending December 31:
2017	2,549
2018	2,549
2019	2,549
2020	2,549
2021	2,549
Thereafter	107,956
$121,975
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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(9,315)	$(2,436)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(2,022)	$436	$(6,879)	$595
Loss on interest rate swap recognized through earnings	$—	$(2)	$—	$(8)
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
Recent Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets, and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases), or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for Columbia Property Trust for reporting periods beginning after December 15, 2018, with early adoption permitted. Columbia Property Trust is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.

3.	Real Estate Transactions
Acquisitions
During the six months ended June 30, 2016, Columbia Property Trust did not acquire any properties. During 2015, Columbia Property Trust acquired the following properties (in thousands):

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
315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired two assets, 315 Park Avenue South, a 327,000-square-foot office building in New York, New York (the "315 Park Avenue South Building"), and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments, using proceeds from the issuance of $350.0 million bonds payable due in 2025, proceeds from the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable, and cash on hand.
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
229 West 43rd Street Building
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street building, a 16-story,732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York (the "229 West 43rd Street Building"), for $516.0 million, exclusive of transaction costs and purchase price adjustments. This acquisition was funded with the $300 Million Bridge Loan, as described in Note 5, Line of Credit and Notes Payable, and borrowings on the

Revolving Credit Facility. As of the acquisition date, the 229 West 43rd Street Building was 98% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%).
Proforma Financial Information
The following unaudited pro forma statements of operations presented for the three and six months ended June 30, 2015, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, and the 229 West 43rd Street Building as if the acquisitions occurred on January 1, 2014. Other than 1881 Campus Commons, which was sold in December 2015, Columbia Property Trust owned these buildings for the entirety of the three and six months ended June 30, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$154,831	$309,795
Net income	$7,936	$14,659
Net income per share - basic	$0.06	$0.12
Net income per share - diluted	$0.06	$0.12
Dispositions
During 2016 and 2015, Columbia Property Trust closed on the following transactions:
800 North Frederick Property
On July 8, 2016, Columbia Property Trust sold the 800 North Frederick Property in suburban Maryland for $48.0 million, before purchase price adjustments, and will recognize a gain of approximately $2.1 million on the sale in the third quarter of 2016. The net sale proceeds of $45.4 million were used to reduce the outstanding balance of the Revolving Credit Facility.
100 East Pratt Property
On March 31, 2016, Columbia Property Trust sold the 100 East Pratt Property in Baltimore, Maryland, for $187.0 million, before purchase price adjustments, and recognized a $0.3 million loss on the sale. The net sale proceeds of $159.4 million were used to repay $119.0 million remaining on the $300 Million Bridge Loan on April 1, 2016, and to reduce the outstanding balance of the Revolving Credit Facility.
1881 Campus Commons Building
On December 10, 2015, Columbia Property Trust sold the 1881 Campus Commons Building in Reston, Virginia, for $65.0 million, exclusive of purchase price adjustments and closing costs, yielding a gain of $0.5 million. The proceeds from the sale of the 1881 Campus Commons Building were used to reduce the outstanding balance of the $300 Million Bridge Loan.
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
4.    Unconsolidated Joint Venture
Columbia Property Trust owns a majority interest of 51% in the Market Square Joint Venture, and Blackstone owns the remaining 49% interest in the joint venture. The Market Square Joint Venture owns and operates the Market Square Buildings through Market Square REIT East & West, LLC, which operates as a REIT. The Market Square Buildings are two, 13-story office buildings containing 698,000 square feet of office space in Washington, D.C. Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in the Market Square Joint Venture. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income (loss). Cash distributions and earnings are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
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
As of June 30, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. On October 28, 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which has been reduced to $23.3 million as of June 30, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	June 30, 2016	December 31, 2015
Total assets	$578,416	$573,073
Total debt	$324,629	$324,603
Total equity	$238,156	$230,060
Columbia Property Trust's investment	$123,919	$118,695
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands). The Market Square Joint Venture was formed subsequent to June 30, 2015.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Total revenues	$9,776	$21,439
Net loss	$(3,827)	$(6,870)
Columbia Property Trust's share	$(1,952)	$(3,504)

Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3.0% of the gross revenue of the Market Square Buildings and reimbursements of property operating costs, payable monthly, and receives asset management fees of $1.0 million annually, payable in equal quarterly installments. During the three and six months ended June 30, 2016, Columbia Property Trust earned $0.6 million and $1.3 million, respectively, in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. The Market Square Joint Venture was formed in October 2015, so similar fees were not earned during the six months ended June 30, 2015. As of June 30, 2016, $0.1 million in property management fees were due from the Market Square Joint Venture, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
5.    Line of Credit and Notes Payable
As of June 30, 2016 and December 31, 2015, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	June 30, 2016	December 31, 2015
Revolving Credit Facility	$333,000	$247,000
$300 Million Term Loan	300,000	300,000
$150 Million Term Loan	150,000	150,000
650 California Street Building mortgage note	127,547	128,785
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
One Glenlake Building mortgage note	27,818	29,278
$300 Million Bridge Loan	—	119,000
SanTan Corporate Center mortgage notes	—	39,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(3,675)	(4,492)
Total indebtedness	$1,056,690	$1,130,571
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2016 and December 31, 2015, was approximately $1,065.4 million and $1,140.1 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2016 and December 31, 2015, was $1,060.4 million and $1,135.1 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan") and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the six months ended June 30, 2016 and 2015, Columbia Property Trust made interest payments totaling approximately $15.2 million and $30.7 million, respectively, of which approximately $0.1 million and $0.2 million were capitalized during the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On June 30, 2016, Columbia Property Trust used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016. In the second quarter of 2016, Columbia Property Trust wrote-off approximately $10,000 of related unamortized financing costs, which are included in loss on early extinguishment in the accompanying statements of operations.

On April 1, 2016, Columbia Property Trust repaid the $119.0 million remaining on its $300 million, six-month unsecured loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015 (the "$300 Million Bridge Loan"). The $300 Million Bridge Loan was scheduled to mature on August 4, 2016. Columbia Property Trust recognized a loss on early extinguishment of debt of $82,000 related to unamortized deferred financing costs.
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
Interest payments of $14.6 million were made on the 2018 Bonds Payable and the 2025 Bonds Payable during the six months ended June 30, 2016; and interest payments of $7.3 million were made on the 2018 Bonds Payable during the six months ended June 30, 2015. Columbia Property Trust is subject to substantially similar covenants under the 2025 Bonds Payable and the 2018 Bonds Payable. As of June 30, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2025 Bonds Payable and the 2018 Bonds Payable.
As of June 30, 2016 and December 31, 2015, the estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was approximately $602.1 million and $602.3 million, respectively. The related carrying value of the bonds payable, net of discounts, as of June 30, 2016 and December 31, 2015, was $599.1 million and $599.0 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the 2025 Bonds Payable and the 2018 Bonds Payable arrangements as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2016, Columbia Property Trust is committed, under a recently signed lease, to contribute approximately $70.1 million toward leasehold improvements at our 222 East 41st Street Property, which is expected to be paid during 2016 and 2017.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing to date, the guaranty has been reduced to $23.3 million as of June 30, 2016. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of June 30, 2016.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, through September 4, 2017 (the "Stock Repurchase Program"). Since this program commenced on September 4, 2015, Columbia Property Trust has spent a total of $41.3 million to acquire 1.8 million shares at an average price of $22.60 per share. As of June 30, 2016, $158.7 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder approved, long-term incentive plan that provides for grants of up to 2.0 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). On January 21, 2016, Columbia Property Trust granted 231,015 shares of common stock to employees, net of 20,842 shares repurchased to fund income tax witholdings, under the LTIP (the "2015 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest in three equal increments on January 31, 2017, 2018, and 2019. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the six months ended June 30, 2016 follows:

	For the Six Months Ended June 30, 2016
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	151	$24.59
Granted	247	$21.79
Vested	(138)	$23.32
Forfeited	(3)	$21.90
Unvested shares - end of period(2)	257	$22.62

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of June 30, 2016, we expect approximately 244,000 of the 257,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the six months ended June 30, 2016 and 2015, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2016 Director Grants:
January 4, 2016	7,439	$23.00
April 1, 2016	8,120	$21.89
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
For the three and six months ended June 30, 2016 and 2015, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization of unvested LTIP awards	$689	$364	$1,540	$927
Future employee awards(1)	346	516	706	816
Issuance of shares to independent directors	178	135	349	286
Total stock-based compensation expense	$1,213	$1,015	$2,595	$2,029

(1)
These future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2016 and December 31, 2015, there was $4.4 million and $2.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,
	2016	2015
Investments in real estate funded with other assets	$—	$27,000
Other assets assumed at acquisition	$—	$6,119
Other liabilities assumed at acquisition	$—	$3,572
Discount on issuance of bonds payable	$—	$494
Amortization of net discounts (premiums) on debt	$151	$(169)
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(6,879)	$595
Accrued capital expenditures and deferred lease costs	$7,505	$15,218
Accrued deferred financing costs	$—	$19
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$1,417	$1,300

10.    Earnings Per Share
For the three and six months ended June 30, 2016 and 2015, in computing the basic and diluted earnings-per-share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$13,286	$8,709	$19,983	$14,307
Distributions paid on unvested shares	(77)	(45)	(159)	(94)
Net income used to calculate basic and diluted earnings per share	$13,209	$8,664	$19,824	$14,213
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average common shares - basic	123,206	124,925	123,299	124,914
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	43	37	26	26
Future LTIP awards for the current year	45	55	32	41
Weighted-average common shares - diluted	123,294	125,017	123,357	124,981
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2016 and 2015 (in thousands); and its condensed consolidating statements of cash flows for the six months ended June 30, 2016 and 2015 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$838,254	$—	$844,495
Buildings and improvements, net	—	28,927	2,713,002	—	2,741,929
Intangible lease assets, net	—	—	236,580	—	236,580
Construction in progress	—	396	13,780	—	14,176
Real estate assets held for sale, net	—	—	43,246	—	43,246
Total real estate assets	—	35,564	3,844,862	—	3,880,426
Investment in unconsolidated joint venture	—	123,919	—	—	123,919
Cash and cash equivalents	1,270	10,441	12,092	—	23,803
Investment in subsidiaries	2,211,139	2,018,419	—	(4,229,558)	—
Tenant receivables, net of allowance	—	28	11,182	—	11,210
Straight-line rent receivable	—	1,471	112,450	—	113,921
Prepaid expenses and other assets	317,228	263,543	26,360	(571,901)	35,230
Intangible lease origination costs, net	—	—	65,775	—	65,775
Deferred lease costs, net	—	1,992	85,190	—	87,182
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale	—	—	10	—	10
Total assets	$2,529,637	$2,455,377	$4,277,921	$(4,801,459)	$4,461,476
Liabilities:
Line of credit and notes payable	$—	$780,366	$845,767	$(569,443)	$1,056,690
Bonds payable, net	—	595,819	—	—	595,819
Accounts payable, accrued expenses, and accrued capital expenditures	1	19,687	66,322	—	86,010
Due to affiliates	—	31	2,427	(2,458)	—
Deferred income	—	69	23,724	—	23,793
Intangible lease liabilities, net	—	—	49,396	—	49,396
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale	—	—	132	—	132
Total liabilities	1	1,395,972	1,107,768	(571,901)	1,931,840
Equity:
Total equity	2,529,636	1,059,405	3,170,153	(4,229,558)	2,529,636
Total liabilities and equity	$2,529,637	$2,455,377	$4,277,921	$(4,801,459)	$4,461,476

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$890,226	$—	$896,467
Building and improvements, net	—	28,913	2,868,518	—	2,897,431
Intangible lease assets, net	—	—	259,136	—	259,136
Construction in progress	—	917	30,930	—	31,847
Total real estate assets	—	36,071	4,048,810	—	4,084,881
Investment in unconsolidated joint venture	—	118,695	—	—	118,695
Cash and cash equivalents	989	14,969	16,687	—	32,645
Investment in subsidiaries	2,333,408	1,901,581	—	(4,234,989)	—
Tenant receivables, net of allowance	—	52	11,618	—	11,670
Straight-line rent receivable	—	1,311	107,751	—	109,062
Prepaid expenses and other assets	317,151	265,615	26,153	(573,071)	35,848
Intangible lease origination costs, net	—	—	77,190	—	77,190
Deferred lease costs, net	—	2,055	86,072	—	88,127
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118
Liabilities:
Lines of credit, term loans, and notes payable	$—	$812,836	$888,340	$(570,605)	$1,130,571
Bonds payable, net	—	595,259	—	—	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	—	13,313	85,446	—	98,759
Distributions payable	37,354	—	—	—	37,354
Due to affiliates	—	21	2,445	(2,466)	—
Deferred income	—	200	24,614	—	24,814
Intangible lease liabilities, net	—	—	57,167	—	57,167
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	37,354	1,421,629	1,178,012	(573,071)	2,063,924
Equity:
Total equity	2,614,194	918,720	3,316,269	(4,234,989)	2,614,194
Total liabilities and equity	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$863	$92,796	$(92)	$93,567
Tenant reimbursements	—	455	18,253	—	18,708
Hotel income	—	—	6,551	—	6,551
Other property income	245	—	8,955	(96)	9,104
	245	1,318	126,555	(188)	127,930
Expenses:
Property operating costs	—	731	39,603	(92)	40,242
Hotel operating costs	—	—	5,038	—	5,038
Asset and property management fees:
Related-party	—	42	—	(42)	—
Other	—	—	341	—	341
Depreciation	—	723	27,727	—	28,450
Amortization	—	77	14,855	—	14,932
General and administrative	38	2,087	5,690	(54)	7,761
	38	3,660	93,254	(188)	96,764
Real estate operating income (loss)	207	(2,342)	33,301	—	31,166
Other income (expense):
Interest expense	—	(11,825)	(12,933)	7,378	(17,380)
Interest and other income	3,555	3,824	1,807	(7,378)	1,808
Loss on early extinguishment of debt	—	(82)	(10)	—	(92)
	3,555	(8,083)	(11,136)	—	(15,664)
Income before income taxes, equity method investments, and loss on sale of real estate	3,762	(10,425)	22,165	—	15,502
Income tax expense	—	(5)	(240)	—	(245)
Income from subsidiaries	9,524	17,804	—	(27,328)	—
Loss from unconsolidated joint venture	—	(1,952)	—	—	(1,952)
Income before on loss of real estate assets	13,286	5,422	21,925	(27,328)	13,305
Loss on sale of real estate assets	—	—	(19)	—	(19)
Net income	$13,286	$5,422	$21,906	$(27,328)	$13,286

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$622	$112,384	$(90)	$112,916
Tenant reimbursements	—	286	26,233	—	26,519
Hotel income	—	—	6,964	—	6,964
Other property income	—	—	1,814	(89)	1,725
	—	908	147,395	(179)	148,124
Expenses:
Property operating costs	—	720	47,453	(90)	48,083
Hotel operating costs	—	—	5,147	—	5,147
Asset and property management fees:
Related-party	—	26	—	(26)	—
Other	—	—	503	—	503
Depreciation	—	632	33,181	—	33,813
Amortization	—	57	23,681	—	23,738
General and administrative	36	2,193	4,914	(63)	7,080
Acquisition expenses	—	11	(11)	—	—
	36	3,639	114,868	(179)	118,364
Real estate operating income (loss)	(36)	(2,731)	32,527	—	29,760
Other income (expense):
Interest expense	—	(11,242)	(19,296)	7,773	(22,765)
Interest and other income	5,127	2,646	1,807	(7,773)	1,807
Loss on interest rate swaps	—	—	(2)	—	(2)
Income from subsidiaries	3,618	13,114	—	(16,732)	—
	8,745	4,518	(17,491)	(16,732)	(20,960)
Income before income tax benefit (expense)	8,709	1,787	15,036	(16,732)	8,800
Income tax benefit (expense)	—	(6)	(85)	—	(91)
Net income	$8,709	$1,781	$14,951	$(16,732)	$8,709

Consolidating Statements of Operations (in thousands)

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,713	$191,628	$(188)	$193,153
Tenant reimbursements	—	857	37,604	—	38,461
Hotel income	—	—	11,214	—	11,214
Other property income	490	—	11,376	(185)	11,681
	490	2,570	251,822	(373)	254,509
Expenses:
Property operating costs	—	1,501	80,265	(188)	81,578
Hotel operating costs	—	—	9,369	—	9,369
Asset and property management fees:
Related-party	—	72	—	(72)	—
Other	—	—	671	—	671
Depreciation	—	1,421	56,318	—	57,739
Amortization	—	153	30,854	—	31,007
General and administrative	77	4,281	14,006	(113)	18,251
	77	7,428	191,483	(373)	198,615
Real estate operating income (loss)	413	(4,858)	60,339	—	55,894
Other income (expense):
Interest expense	—	(24,230)	(25,814)	14,767	(35,277)
Interest and other income	7,109	7,658	3,613	(14,767)	3,613
Loss on early extinguishment of debt	—	(82)	(10)	—	(92)
	7,109	(16,654)	(22,211)	—	(31,756)
Income before income taxes, equity method investments, and loss on sale of real estate	7,522	(21,512)	38,128	—	24,138
Income tax expense	—	(12)	(310)	—	(322)
Income from subsidiaries	12,461	28,625	—	(41,086)	—
Loss from unconsolidated joint venture	—	(3,504)	—	—	(3,504)
Income before loss on sale of real estate	19,983	3,597	37,818	(41,086)	20,312
Loss on sale of real estate	—	—	(329)	—	(329)
Net income	$19,983	$3,597	$37,489	$(41,086)	$19,983

Consolidating Statements of Operations (in thousands)

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,218	$224,691	$(184)	$225,725
Tenant reimbursements	—	514	54,254	—	54,768
Hotel income	—	—	11,957	—	11,957
Other property income	—	—	3,377	(160)	3,217
	—	1,732	294,279	(344)	295,667
Expenses:
Property operating costs	—	1,509	96,512	(184)	97,837
Hotel operating costs	—	—	9,738	—	9,738
Asset and property management fees:
Related-party	—	40	—	(40)	—
Other	—	—	900	—	900
Depreciation	—	1,256	66,564	—	67,820
Amortization	—	113	46,844	—	46,957
General and administrative	75	4,151	11,018	(120)	15,124
Acquisition expenses	—	11	1,984	—	1,995
	75	7,080	233,560	(344)	240,371
Real estate operating income (loss)	(75)	(5,348)	60,719	—	55,296
Other income (expense):
Interest expense	—	(20,467)	(36,196)	12,414	(44,249)
Interest and other income	7,118	5,303	3,633	(12,414)	3,640
Loss on interest rate swaps	—	—	(8)	—	(8)
Loss on early extinguishment of debt	—	(477)	—	—	(477)
Income from subsidiaries	7,264	25,895	—	(33,159)	—
	14,382	10,254	(32,571)	(33,159)	(41,094)
Income before income tax benefit	14,307	4,906	28,148	(33,159)	14,202
Income tax benefit (expense)	—	(11)	116	—	105
Net income	$14,307	$4,895	$28,264	$(33,159)	$14,307

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$13,286	$5,422	$21,906	$(27,328)	$13,286
Market value adjustments to interest rate swaps	(2,022)	(2,022)	—	2,022	(2,022)
Comprehensive income	$11,264	$3,400	$21,906	$(25,306)	$11,264

	For the Three Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$8,709	$1,781	$14,951	$(16,732)	$8,709
Market value adjustments to interest rate swaps	436	436	—	(436)	436
Comprehensive income	$9,145	$2,217	$14,951	$(17,168)	$9,145

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$19,983	$3,597	$37,489	$(41,086)	$19,983
Market value adjustments to interest rate swaps	(6,879)	(6,879)	—	6,879	(6,879)
Comprehensive income	$13,104	$(3,282)	$37,489	$(34,207)	$13,104

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$14,307	$4,895	$28,264	$(33,159)	$14,307
Market value adjustments to interest rate swaps	595	595	—	(595)	595
Comprehensive income	$14,902	$5,490	$28,264	$(33,754)	$14,902

Consolidating Statements of Cash Flows (in thousands)

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$412	$(25,854)	$114,880	$89,438
Cash flows from investing activities:
Net proceeds from sale of real estate	159,387	—	—	159,387
Investment in real estate and related assets	—	(755)	(35,729)	(36,484)
Investment in unconsolidated joint venture	—	(8,728)	—	(8,728)
Net cash used in investing activities	159,387	(9,483)	(35,729)	114,175
Cash flows from financing activities:
Borrowings, net of fees	—	214,861	—	214,861
Repayments of notes payable	—	(248,000)	(41,697)	(289,697)
Distributions	(111,433)	—	—	(111,433)
Repurchases of common stock	(26,186)	—	—	(26,186)
Intercompany contributions (distributions)	(21,899)	63,948	(42,049)	—
Net cash provided by (used in) financing activities	(159,518)	30,809	(83,746)	(212,455)
Net decrease in cash and cash equivalents	281	(4,528)	(4,595)	(8,842)
Cash and cash equivalents, beginning of period	989	14,969	16,687	32,645
Cash and cash equivalents, end of period	$1,270	$10,441	$12,092	$23,803

	For the Six Months Ended June 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(69)	$(22,854)	$131,861	$—	$108,938
Cash flows from investing activities:
Investment in real estate and related assets	(57,198)	(495,298)	(50,326)	—	(602,822)
Investment in subsidiaries	(553,272)	—	—	553,272	—
Net cash used in investing activities	(610,470)	(495,298)	(50,326)	553,272	(602,822)
Cash flows from financing activities:
Borrowings, net of fees	—	1,055,482	—	—	1,055,482
Repayments of line of credit and notes payable	—	(394,000)	(207,878)	—	(601,878)
Distributions	(75,046)	—	—	—	(75,046)
Repurchases of common stock	(722)	—	—	—	(722)
Intercompany contributions (distributions)	567,492	(141,926)	127,706	(553,272)	—
Net cash provided by (used in) financing activities	491,724	519,556	(80,172)	(553,272)	377,836
Net decrease in cash and cash equivalents	(118,815)	1,404	1,363	—	(116,048)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$673	$11,908	$21,161	$—	$33,742

12.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the following items in addition to those disclosed elsewhere in this report:
Property Disposition
On July 8, 2016, Columbia Property Trust closed on the sale of the 800 North Frederick Building, as described in Note 3, Real Estate Transactions.

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
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns through growth in net asset values, with a focus on high-barrier-to-entry markets. Capital recycling initiatives are enabling us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. Since January of 2015, we have invested $1.0 billion in New York and Boston acquisitions, and sold 14 properties situated in outlying markets for $0.7 billion (including the recent sale of the 800 North Frederick Road Building in suburban Maryland on July 8, 2016 for $48.0 million). We are continuing to explore the potential sale of additional non-core assets, and remain focused on pursuing investment opportunities that will allow us to increase our portfolio allocation to central business district properties, multi-tenant buildings and primary, high-barrier markets and, at the same time, seeking to optimize our portfolio allocation between traditional, stabilized core investments and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that this transition will improve the opportunity for growth over the longer term.
We are continuing to proactively manage our upcoming lease expirations. In the second quarter of 2016, we leased 595,515 square feet. In April, we executed a 30-year, full building lease of 390,000-square feet at the 222 East 41st Street property in New York, which replaces a lease for the majority of the building that was scheduled to expire later this year; and in June, we executed a 35,000-square-foot lease at the 315 Park Avenue South Buildings in New York and a 130,000-square foot lease renewal at the SanTan property in Phoenix, Arizona.
We continue to support a flexible balance sheet, by maintaining low leverage, with an emphasis on unsecured borrowings, and a stock repurchase program. Since January 1, 2015, we have refinanced approximately $1.0 billion of unsecured debt and repaid $371.5 million of mortgage loans. As a result, over this period we have extended our weighted average debt maturity from 3.3 years to 4.8 years, decreased our weighted-average cost of borrowing from 4.24% per annum to 3.18% per annum, and increased our unencumbered pool of assets as a percentage of gross real estate assets from 61.7% to 81.2%. Our stock repurchase program authorizes us to purchase up to $200.0 million of our common stock through September of 2017. We believe such a program enables us to benefit from market downturns, which may cause our stock to be undervalued from time to time. To date, we have purchased an aggregate of $41.3 million of common stock, including $25.0 million purchased in early 2016.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our average portfolio percentage leased ranged from 87.8% to 93.3%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Total number of leases	12		28	21		37
Lease term (months)	361		92	352		108
Square feet of leasing - renewal	148,489	(1)	104,705	160,474	(1)	144,755
Square feet of leasing - new	447,026	(2)	60,508	496,265	(2)	250,607
Total square feet of leasing	595,515		165,213	656,739		395,362
Rent leasing spread - renewal(3)	25.9%		36.7%	25.3%		48.6%
Rent leasing spread - new(4)	15.4%		33.9%	18.9%		78.5%
Rent leasing spread - all leases(3)(4)	15.4%		35.8%	19.0%		68.9%
Tenant improvements, per square foot - renewal	$25.29		$35.01	$24.72		$24.93
Tenant improvements, per square foot - new	$174.94		$35.18	$170.08		$68.91
Tenant improvements, per square foot - all leases	$171.14		$35.07	$166.44		$56.95
Leasing commissions, per square foot - renewal	$10.39		$16.18	$10.34		$14.65
Leasing commissions, per square foot - new	$44.73		$21.96	$43.97		$30.74
Leasing commissions, per square foot - all leases	$43.86		$18.27	$43.13		$26.36

(1)	Includes our pro-rata share (51%) of total leased at the Market Square Buildings (14,000 square feet of renewal leasing quarter to date and 16,000 square fee of renewal leasing year to date).

(2)	Includes our pro-rata share (51%) of total leased at the Market Square Buildings (4,000 square feet of new leasing quarter to date and 9,000 square fee of new leasing year to date).

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.
In 2016, rent leasing spreads are positive and tenant improvements per square foot increased due to a 390,000-square-foot, 30-year lease at our 222 East 41st Street Property and a 130,000-square foot lease renewal at our SanTan Corporate Center property in Phoenix, Arizona. In 2015, rent leasing spreads were positive due to a lease expansion and extension with the anchor tenant at our 221 Main Street Building in San Francisco, California. Over the next 12 months, approximately 968,000 square feet of our leases (approximately 10% of our office portfolio based on revenues) are scheduled to expire. Approximately 460,000 of this total relates to properties currently being marketed for sale. The remainder of the near-term expirations primarily relate to our properties in New York, San Francisco, and Washington, D.C. Overall, we expect to replace these leases with starting rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the second quarter of 2016. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2016, we generated net cash flows from operating activities of $89.4 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $111.4 million, which includes dividend payments of $37.4 million for the fourth quarter of 2015, and $74.0 million for the first and second quarters of 2016.
During the six months ended June 30, 2016, we generated net proceeds of $159.4 million from the sale of the 100 East Pratt Building and used those proceeds, along with $86.0 million of net borrowings on our revolving credit facility, to repay the $119.0 million remaining on the $300 Million Bridge Loan and the $39.0 million SanTan Corporate Center mortgage notes, to fund $45.2 million of leasing and capital projects, and to redeem $26.2 million of our common stock.
Over the short-term, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt financings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, stock repurchases, property acquisitions, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 25, 2016, we had access to $224.0 million of the borrowing capacity under the Revolving Credit Facility.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the cost of our assets. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of June 30, 2016, our debt-to-real-estate-asset ratio, including our pro-rata share (51%) of the Market Square Joint Venture, was approximately 35.8%.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of June 30, 2016, we had an outstanding balance of $333.0 million on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
Term Loans
The $300 Million Term Loan matures in July 2020 and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on our applicable credit rating.
The $150 Million Term Loan matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.52%.
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

Debt Covenants
Our portfolio debt instruments, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2025 Bonds Payable, and the 2018 Bonds Payable, contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of June 30, 2016. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
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
Contractual Commitments and Contingencies
As of June 30, 2016, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations(1)	$1,826,115	$2,762	$403,587	$754,016	$665,750
Interest obligations on debt(2)	302,831	32,075	108,504	71,152	91,100
Capital lease obligations(3)	120,000	—	—	—	120,000
Operating lease obligations(4)	212,240	1,279	5,433	5,462	200,066
Total	$2,461,186	$36,116	$517,524	$830,630	$1,076,916

(1)
Reflects debt and interest obligations on debt, including our pro-rata share (51%) of the Market Square Buildings note payable. We guarantee $23.3 million of the Market Square Buildings note payable (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

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

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $3.6 million during the six months ended June 30, 2016, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

(4)
Reflects obligations related to ground leases at certain properties, as describe in Note 2, Summary of Significant Accounting Policies. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including a commitment to contribute $70.1 million toward leasehold improvements. See Note 7, Commitments and Contingencies, for more information.

Results of Operations
Overview
As of June 30, 2016, we owned controlling interests in 26 office properties and one hotel. As of June 30, 2016, our operational office properties were approximately 90.6% leased. Our operating results are impacted by recent acquisition, disposition, and joint venture activity, as set forth below. In the near-term, we expect real estate operating income to fluctuate, primarily based on acquisitions, dispositions, and leasing activities.

Recent Acquisitions
Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price(1) (in thousands)
2015
229 West 43rd Street	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons	Reston, VA	244,000	January 7, 2015	$64,000

(1)	Exclusive of transaction costs and purchase price adjustments.

Recent Dispositions
Property	Location	Rentable Square Footage	Transaction Date	Sale Price(1) (in thousands)
2016
800 North Frederick	Suburban MD	393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000
2015
1881 Campus Commons	Reston, VA	244,000	December 10, 2015	$65,000
11 Property Sale:		2,856,000	July 1, 2015	$433,250
170 Park Avenue	Northern NJ	145,000
180 Park Avenue	Northern NJ	224,000
1580 West Nursery Road	Baltimore, MD	315,000
Acxiom Buildings	Chicago, IL	322,000
Highland Landmark III	Chicago, IL	273,000
The Corridors III	Chicago, IL	222,000
215 Diehl Road	Chicago, IL	162,000
544 Lakeview	Chicago, IL	139,000
Bannockburn Lake III	Chicago, IL	106,000
Robbins Road	Boston, MA	458,000
550 King Street	Boston, MA	490,000

(1)	Exclusive of transaction costs and purchase price adjustments

Joint Venture
Property Contributed to Joint Venture	Location	% Sold / Retained	Rentable Square Footage	Closing Date	Contributed Value
2015
Market Square Buildings	Washington, D.C.	49%/51%	687,000	October 28, 2015	$595,000

Comparison of the three months ended June 30, 2016 with the three months ended June 30, 2015
Rental income was $93.6 million for the three months ended June 30, 2016, which represents a decrease as compared with $112.9 million for the three months ended June 30, 2015. The decrease is primarily due to dispositions ($16.5 million) and transferring the Market Square Buildings to a joint venture ($9.8 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($8.2 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $18.7 million and $40.2 million, respectively, for the three months ended June 30, 2016, which reflects a proportional decrease as compared with $26.5 million and $48.1 million, respectively, for the three months ended June 30, 2015. The decrease in tenant reimbursements is due to dispositions ($4.7 million) and the transfer of the Market Square Buildings to a joint venture ($3.5 million), partially offset by the acquisition of the 229 West 43rd Street Building ($0.7 million). The decrease in property operating costs is also due to dispositions ($7.1 million) and the transfer of the Market Square Buildings to a joint venture ($5.0 million), partially offset by the acquisition of the 229 West 43rd Street Building ($2.5 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.5 million for the three months ended June 30, 2016, which represents a decrease as compared with $1.8 million for the three months ended June 30, 2015, primarily due to a higher level of group bookings and meetings at the hotel in the second quarter of 2015. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $9.1 million for the three months ended June 30, 2016, which represents an increase as compared with $1.7 million for the three months ended June 30, 2015, primarily due to an early termination at our 222 East 41st Street property. The terminated space has been relet in a full-building lease, expected to commence later in 2016. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.3 million for the three months ended June 30, 2016, which represents a decrease as compared with $0.5 million for the three months ended June 30, 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. Future asset and property management fees are expected to fluctuate primarily based on future acquisition and disposition activity.
Depreciation was $28.5 million for the three months ended June 30, 2016, which represents a decrease as compared with $33.8 million for the three months ended June 30, 2015, primarily due to dispositions ($5.3 million) and transferring the Market Square Buildings to a joint venture ($3.6 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($2.3 million). Excluding the impact of additional acquisitions and dispositions, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $14.9 million for the three months ended June 30, 2016, which represents a decrease as compared with $23.7 million for the three months ended June 30, 2015. The decrease is primarily due to the expiration of leases ($4.8 million), dispositions ($3.3 million), and transferring the Market Square Buildings to a joint venture ($2.0 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($1.4 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $7.8 million for the three months ended June 30, 2016, which represents an increase as compared with $7.1 million for the three months ended June 30, 2015, primarily due to the continued development of our regional management and investment platform, and additional vesting under our stock-based incentive compensation plan. We expect future general and administrative expenses to remain at similar levels over the near-term as a result of developing our regional platform.
Interest expense was $17.4 million for the three months ended June 30, 2016, which represents a decrease as compared with $22.8 million for the three months ended June 30, 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($4.1 million) and repaying mortgage loans ($1.6 million). We expect interest expense to continue to decrease slightly in the near-term as disposition proceeds are used to reduce borrowings on our Revolving Credit Facility.
Interest and other income was stable at $1.8 million for the three months ended June 30, 2016 and 2015. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 5.5 years as of June 30, 2016. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.

We recognized a loss on interest rate swaps of $2,000 for the three months ended June 30, 2015, related to the 333 Market Street Building mortgage note, which was repaid in June 2015. We do not anticipate gains and losses on interest rate swaps in the near-term, as our only interest rate swap is accounted for as a hedge; thus, changes in the market value are recorded to other comprehensive income.
We recognized a loss on early extinguishment of debt of $0.1 million for the three months ended June 30, 2016 primarily to write off deferred financing costs in connection with repaying the $119.0 million remaining on the $300 Million Bridge Loan in April 2016 (approximately three months before maturity). We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $2.0 million for the three months ended June 30, 2016, as our 51% pro-rata share of net operating income from the Market Square Buildings was offset by our 51% pro-rata share of interest incurred on the property's $325 million mortgage note. Future income or loss from unconsolidated joint venture will fluctuate with leasing and other operating activities at the Market Square Buildings.
Net Income
Net income was $13.3 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2016, which represents an increase as compared with $8.7 million, or $0.07 per basic and diluted share, for the three months ended June 30, 2015. The increase is due to lease termination income earned in June 2016 ($6.2 million) and the impact of the acquisition of the 229 West 43rd Street Building in August 2015 ($2.5 million), partially offset by the impact of property sales, including the sale of a 49% interest in the Market Square Buildings and related mortgage note through an unconsolidated joint venture ($5.0 million). See "Supplemental Performance Measures" section below for our same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.
Comparison of the six months ended June 30, 2016 with the six months ended June 30, 2015
Rental income was $193.2 million for the six months ended June 30, 2016, which represents a decrease as compared with $225.7 million for the three months ended June 30, 2015. The decrease is primarily due to dispositions ($28.0 million) and transferring the Market Square Buildings to a joint venture ($19.6 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($16.7 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $38.5 million and $81.6 million, respectively, for the six months ended June 30, 2016, which reflects a proportional decrease as compared with $54.8 million and $97.8 million, respectively, for the six months ended June 30, 2015. The decrease in tenant reimbursements is due to dispositions ($8.6 million) and the transfer of the Market Square Buildings to a joint venture ($6.5 million), partially offset by the acquisition of the 229 West 43rd Street Building ($1.8 million). The decrease in property operating costs is also due to dispositions ($11.0 million) and the transfer of the Market Square Buildings to a joint venture ($9.9 million), partially offset by the acquisition of the 229 West 43rd Street Building ($5.2 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.8 million for the six months ended June 30, 2016, which represents a decrease as compared with $2.2 million for the six months ended June 30, 2015, primarily due to a higher level of group bookings and meetings at the hotel in the second quarter of 2015. Hotel income and hotel operating costs are primarily driven by the local economic conditions and, as a result, are expected to fluctuate in the future, primarily based on changes in the supply of, and demand for, hotel and banquet space in Cleveland, Ohio, similar to that offered by the Key Center Marriott hotel.
Other property income was $11.7 million for the six months ended June 30, 2016, which represents an increase as compared with $3.2 million for the six months ended June 30, 2015, primarily due to an early termination at our 222 East 41st Street property ($6.2 million) and management fees earned from the Market Square Joint Venture in 2016 ($1.3 million), as described in Note 4, Unconsolidated Joint Venture. The terminated space has been relet in a full-building lease expected to commence later in 2016. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.7 million for the six months ended June 30, 2016, which represents a decrease as compared with $0.9 million for the six months ended June 30, 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.

Depreciation was $57.7 million for the six months ended June 30, 2016, which represents a decrease as compared with $67.8 million for the six months ended June 30, 2015, primarily due to dispositions ($10.0 million) and transferring the Market Square Buildings to a joint venture ($7.2 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($4.7 million). Excluding the impact of additional acquisitions and dispositions, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $31.0 million for the six months ended June 30, 2016, which represents a decrease as compared with $47.0 million for the six months ended June 30, 2015. The decrease is primarily due to the expiration of leases ($8.0 million), dispositions ($5.9 million), and transferring the Market Square Buildings to a joint venture ($4.3 million), partially offset by the acquisition of the 229 West 43rd Street Building in August 2015 ($2.8 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $18.3 million for the six months ended June 30, 2016, which represents an increase as compared with $15.1 million for the six months ended June 30, 2015. The increase is due to costs incurred to develop our regional management and investment platform ($1.5 million), bad-debt expenses ($0.6 million), and additional vesting under our stock-based incentive compensation plan ($0.5 million). We expect future general and administrative expenses to decrease over the near-term due to the transitional costs incurred to develop our regional platform.
For the six months ended June 30, 2015, we incurred total acquisition expenses of $2.0 million in connection with acquiring three properties in January 2015. See Note 3, Real Estate Transactions, of the accompanying financial statements for details of these acquisitions. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $35.3 million for the six months ended June 30, 2016, which represents a decrease as compared with $44.2 million for the six months ended June 30, 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($8.2 million) and repaying mortgage loans ($4.1 million), partially offset by the issuance of bonds in March 2015 ($2.8 million). We expect interest expense to continue to decrease slightly in the near-term as disposition proceeds are used to reduce borrowings on our Revolving Credit Facility.
Interest and other income was stable at $3.6 million for the six months ended June 30, 2016 and 2015. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 5.5 years as of June 30, 2016. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps of $8,000 for the six months ended June 30, 2015, related to the 333 Market Street Building mortgage note, which was repaid in June 2015. We do not anticipate gains and losses on interest rate swaps in the near-term, as our only interest rate swap is accounted for as a hedge; thus, changes in the market value are recorded to other comprehensive income.
We recognized a loss on early extinguishment of debt of $0.1 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. In April 2016, we repaid a bridge loan used to finance a portion of the acquisition of the 229 West 43rd Street Building, approximately three months early. In March 2015, we repaid a bridge loan used to finance acquisitions in January of 2015 approximately four months early. Both early repayments resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $3.5 million for the six months ended June 30, 2016, as our 51% pro-rata share of net operating income from the Market Square Buildings was offset by our 51% pro-rata share of interest incurred on the property's $325 million mortgage note. Future income or loss from unconsolidated joint venture will fluctuate with operating activity at the Market Square Buildings.
Net Income
Net income was $20.0 million, or $0.16 per basic and diluted share, for the six months ended June 30, 2016, which represents an increase as compared with $14.3 million, or $0.11 per basic and diluted share, for the six months ended June 30, 2015. The increase is due to lease termination activity in the current year ($6.9 million) and the acquisition of the 229 West 43rd Street Building in August of 2015 ($5.1 million), partially offset by the impact of property sales, including the sale of a 49% interest in the Market Square Buildings and related mortgage note through an unconsolidated joint venture ($6.2 million). See "Supplemental Performance Measures" section below for our same store results compared with the prior year period. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.

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
Net income is the most comparable GAAP measure to FFO, NOI, and Same Store NOI. Each of these supplemental performance measures exclude expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income, income before income taxes, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures used by other companies.
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
Reconciliations of net income to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation of Net Income to FFO:
Net income	$13,286	$8,709	$19,983	$14,307
Adjustments:
Depreciation of real estate assets	28,450	33,813	57,739	67,820
Amortization of lease-related costs	14,932	23,738	31,007	46,957
Depreciation and amortization included in loss from unconsolidated joint venture(1)	2,077	—	4,547	—
Loss on sale of real estate assets	19	—	329	—
Total Funds From Operations adjustments	45,478	57,551	93,622	114,777
NAREIT FFO available to common stockholders	$58,764	$66,260	$113,605	$129,084

(1)	Reflects our pro-rata share (51%) of depreciation and amortization for the Market Square Joint Venture.

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
On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been owned and in operation since April 1, 2015, including the operating revenues and expenses related to our current share of the Market Square Buildings (51%). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
Revenues:
Rental income	$89,224	$91,669
Tenant reimbursements	19,037	19,990
Hotel income	6,551	6,964
Other property income	820	278
Lease termination income	8,104	1,231
Total revenues	123,736	120,132
Operating expenses:
Property operating costs	(40,622)	(38,835)
Hotel operating costs	(5,038)	(5,147)
Total operating expenses	(45,660)	(43,982)
Same Store NOI(1)	$78,076	$76,150
NOI from acquisitions(2)	6,458	—
NOI from dispositions(3)	14	18,245
Net operating income total	$84,548	$94,395

(1)	Includes Columbia Property Trust's pro-rata share (51%) in the Market Square Joint Venture for both periods presented.

(2)	Reflects activity for the following property acquired since April 1, 2015, for all periods presented: 229 West 43rd Street.

(3)
Reflects activity for the following properties sold since April 1, 2015, for all periods presented: 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,
	2016	2015
Net income	$13,286	$8,709
Net interest expense	19,479	22,762
Interest income from development authority bonds	(1,800)	(1,800)
Income tax expense (benefit)	247	91
Depreciation	30,076	33,813
Amortization	15,383	23,738
Loss on sale of real estate assets	19	—
Loss on early extinguishment of debt	92	—
General and administrative	7,766	7,080
Interest rate swap valuation adjustment	—	(1,319)
Interest expense associated with interest rate swaps	—	1,321
Net Operating Income	$84,548	$94,395
NOI from acquisitions(1)	(6,458)	—
NOI from dispositions(2)	(14)	(18,245)
Same Store NOI(3)	$78,076	$76,150

(1)	Reflects activity for the following property acquired since April 1, 2015, for all periods presented: 229 West 43rd Street.

(2)
Reflects activity for the following properties sold since April 1, 2015, for all periods presented: 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

(3)	Includes Columbia Property Trust's pro-rata share (51%) in the Market Square Joint Venture for both periods presented.
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
Related-Party Transactions
During the six months ended June 30, 2016 and 2015, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	structural repairs at one of our properties, ranging from $30.0 million to $35.0 million;

•	guaranty of debt of an unconsolidated joint venture of $23.3 million;

•	obligations under operating leases;

•	obligations under capital leases;

•
commitments under existing lease agreements, including a commitment for $70.1 million in leasehold improvements related to a recently executed lease, which is expected to be paid during 2016 and 2017; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the following items in addition to those disclosed elsewhere in this report:
Property Disposition
On July 8, 2016, we closed on the sale of the 800 North Frederick Building, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility and the $300 Million Term Loan bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of June 30, 2016, we had $333.0 million of outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $249.6 million in 2018 Bonds Payable outstanding; $349.6 million in 2025 Bonds Payable outstanding; and $277.3 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 3.39% as of June 30, 2016.

Approximately $1,026.5 million of our total debt outstanding as of June 30, 2016, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2016, these balances incurred interest expense at an average interest rate of 4.51% and have expirations ranging from 2017 through 2025. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for our pro-rata share (51%) of the Market Square Buildings mortgage note, our weighted-average interest rate is 3.54%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at June 30, 2016, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended June 30, 2016, we did not purchase or retire any shares in accordance with the Stock Repurchase Program. The following shares were remitted for income taxes associated with stock grants under the Long-Term Incentive Plan:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
April 2016	1,076	$22.30	—	$158,683,331
May 2016	—	$—	—	$158,683,331
June 2016	—	$—	—	$158,683,331

(1)	Amounts available for future purchase relate only to our Stock Repurchase Program, and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 28, 2016	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2016 FORM 10-Q OF
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

99.1*	Computation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.