Form 10-Q
period 2016-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2016-10-27
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of October 24, 2016: 123,478,809 shares

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
The information furnished in the accompanying consolidated balance sheets, and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2015. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets:
Real estate assets, at cost:
Land	$787,456	$896,467
Buildings and improvements, less accumulated depreciation of $500,583 and $613,639, as of September 30, 2016 and December 31, 2015, respectively	2,371,273	2,897,431
Intangible lease assets, less accumulated amortization of $141,451 and $250,085, as of September 30, 2016 and December 31, 2015, respectively	204,200	259,136
Construction in progress	28,888	31,847
Real estate assets held for sale, less accumulated depreciation and amortization of $111,425 as of September 30, 2016	238,876	—
Total real estate assets	3,630,693	4,084,881
Investment in unconsolidated joint venture	125,605	118,695
Cash and cash equivalents	190,856	32,645
Tenant receivables, net of allowance for doubtful accounts of $35 and $8 as of September 30, 2016 and December 31, 2015, respectively	6,366	11,670
Straight-line rent receivable	70,186	109,062
Prepaid expenses and other assets	24,885	35,848
Intangible lease origination costs, less accumulated amortization of $81,735 and $181,482, as of September 30, 2016 and December 31, 2015, respectively	58,645	77,190
Deferred lease costs, less accumulated amortization of $33,729 and $40,817, as of September 30, 2016 and December 31, 2015, respectively	60,383	88,127
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $23,125 as of September 30, 2016	32,306	—
Total assets	$4,319,925	$4,678,118
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $3,406 and $4,492, as of September 30, 2016 and December 31, 2015, respectively	$821,586	$1,130,571
Bonds payable, net of discounts of $1,709 and $1,020 and unamortized deferred financing costs of $5,528 and $3,721, as of September 30, 2016 and December 31, 2015, respectively	692,763	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	81,617	98,759
Dividends payable	—	37,354
Deferred income	20,411	24,814
Intangible lease liabilities, less accumulated amortization of $46,480 and $81,496, as of September 30, 2016 and December 31, 2015, respectively	36,239	57,167
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization $1,210 as of September 30, 2016	15,644	—
Total liabilities	1,788,260	2,063,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 123,471,082 and 124,363,073 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	1,234	1,243
Additional paid-in capital	4,565,651	4,588,303
Cumulative distributions in excess of earnings	(2,027,155)	(1,972,916)
Cumulative other comprehensive loss	(8,065)	(2,436)
Total equity	2,531,665	2,614,194
Total liabilities and equity	$4,319,925	$4,678,118
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income	$87,561	$107,011	$280,714	$332,736
Tenant reimbursements	17,090	22,627	55,551	77,395
Hotel income	6,270	6,941	17,484	18,898
Other property income	2,345	1,140	14,026	4,357
	113,266	137,719	367,775	433,386
Expenses:
Property operating costs	39,101	46,538	120,679	144,375
Hotel operating costs	4,946	5,331	14,315	15,069
Asset and property management fees	387	472	1,058	1,372
Depreciation	26,778	32,441	84,517	100,261
Amortization	11,895	20,276	42,902	67,233
General and administrative	7,467	6,797	25,718	21,921
Acquisition expenses	—	1,680	—	3,675
	90,574	113,535	289,189	353,906
Real estate operating income	22,692	24,184	78,586	79,480
Other income (expense):
Interest expense	(17,138)	(22,012)	(52,415)	(66,261)
Interest and other income	1,839	1,808	5,452	5,448
Loss on interest rate swaps	—	(1,102)	—	(1,110)
Loss on early extinguishment of debt	(18,905)	(2,672)	(18,997)	(3,149)
	(34,204)	(23,978)	(65,960)	(65,072)
Income (loss) before income taxes, unconsolidated joint venture, and gains on sales of real estate	(11,512)	206	12,626	14,408
Income tax expense	(65)	(245)	(387)	(140)
Loss from unconsolidated joint venture	(1,937)	—	(5,441)	—
Income (loss) before gains on sales of real estate	(13,514)	(39)	6,798	14,268
Gains on sales of real estate	50,412	20,182	50,083	20,182
Net income	$36,898	$20,143	$56,881	$34,450
Per-share information – basic:
Net income	$0.30	$0.16	$0.46	$0.28
Weighted-average common shares outstanding – basic	123,215	124,359	123,271	124,359
Per-share information – diluted:
Net income	$0.30	$0.16	$0.46	$0.28
Weighted-average common shares outstanding – diluted	123,350	124,460	123,348	124,445
Dividends per share	$0.30	$0.30	$0.90	$0.90

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,898	$20,143	$56,881	$34,450
Settlement of interest rate swap	—	1,102	—	1,102
Market value adjustments to interest rate swap	1,250	(4,147)	(5,629)	(3,552)
Comprehensive income	$38,148	$17,098	$51,252	$32,000

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (UNAUDITED)
(in thousands, except per-share amounts)

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	213	2	2,337	—	—	2,339
Distributions to common stockholders ($0.90 per share)	—	—	—	(111,120)	—	(111,120)
Net income	—	—	—	56,881	—	56,881
Market value adjustment to interest rate swap	—	—	—	—	(5,629)	(5,629)
Balance, September 30, 2016	123,471	$1,234	$4,565,651	$(2,027,155)	$(8,065)	$2,531,665

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Repurchases of common stock	(570)	(5)	(12,802)	—	—	(12,807)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	107	1	2,198	—	—	2,199
Distributions to common stockholders ($0.90 per share)	—	—	—	(112,570)	—	(112,570)
Net income	—	—	—	34,450	—	34,450
Settlement of interest rate swap	—	—	—	—	1,102	1,102
Market value adjustment to interest rate swap	—	—	—	—	(3,552)	(3,552)
Balance, September 30, 2015	124,510	$1,245	$4,591,204	$(1,945,731)	$(4,418)	$2,642,300
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$56,881	$34,450
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(15,470)	(11,300)
Depreciation	84,517	100,261
Amortization	39,271	59,880
Noncash interest expense	2,765	3,138
Loss on early extinguishment of debt	18,997	3,149
Gain on interest rate swaps	—	(1,532)
Loss from unconsolidated joint venture	5,441	—
Gains on sales of real estate	(50,083)	(20,182)
Stock-based compensation expense	3,512	2,925
Changes in assets and liabilities, net of acquisitions:
Decrease (increase) in tenant receivables, net	4,646	(3,205)
Decrease in prepaid expenses and other assets	5,776	377
Increase (decrease) in accounts payable and accrued expenses	(3,799)	6,539
Increase (decrease) in deferred income	(2,750)	479
Net cash provided by operating activities	149,704	174,979
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	482,089	422,125
Real estate acquisitions	—	(1,062,031)
Capital improvements	(34,447)	(64,086)
Deferred lease costs paid	(19,713)	(15,403)
Investments in unconsolidated joint venture	(12,351)	—
Net cash provided by (used in) investing activities	415,578	(719,395)
Cash Flows from Financing Activities:
Financing costs paid	(3,111)	(9,607)
Prepayments to settle debt and interest rate swap	(17,921)	(3,165)
Proceeds from lines of credit and notes payable	435,000	1,854,000
Repayments of lines of credit and notes payable	(745,070)	(1,625,187)
Proceeds from issuance of bonds payable	348,691	349,507
Repayment of bonds payable	(250,000)	—
Distributions paid to stockholders	(148,474)	(112,570)
Repurchases of common stock	(26,186)	(13,529)
Net cash provided by (used in) financing activities	(407,071)	439,449
Net increase (decrease) in cash and cash equivalents	158,211	(104,967)
Cash and cash equivalents, beginning of period	32,645	149,790
Cash and cash equivalents, end of period	$190,856	$44,823
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of September 30, 2016, Columbia Property Trust owned 24 office properties and one hotel, containing approximately 11.6 million square feet of commercial space, located in 11 states and the District of Columbia. All of the properties are wholly owned, except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of September 30, 2016, the office properties, including 51% of the Market Square Joint Venture, in which Columbia Property Trust owns a 51% interest, were approximately 90.7% leased, excluding the 9127 South Jamaica Street building, which was subsequently sold on October 12, 2016 (see Note 3, Real Estate Transactions).

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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of our real estate assets and related intangible assets as of September 30, 2016.
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

•
The sale of the property is probable (i.e. typically subject to a binding sale contract with a non-refundable deposit), and transfer of the property is expected to qualify for recognition as a completed sale, within one year.

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of September 30, 2016, the Key Center Tower and the Key Center Marriott and the 9127 South Jamaica Street building were subject to binding sale contracts and met the other aforementioned criteria; thus these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of the 9127 South Jamaica Street building closed on October 12, 2016 (see Note 3, Real Estate Transactions). The Key Center Tower and the Key Center Marriott transaction is expected to close in the fourth quarter of 2016.
The major classes of assets and liabilities classified as held for sale as of September 30, 2016, are provided below (in thousands):

September 30, 2016
Real estate assets held for sale:
Real estate assets, at cost:
Land	$15,036
Buildings and improvements, less accumulated depreciation of $86,881	210,340
Intangible lease assets, less accumulated amortization of $24,544	11,798
Construction in progress	1,702
Total real estate assets held for sale, net	$238,876
Other assets held for sale:
Tenant receivables, net of allowance for doubtful accounts	$2,011
Straight-line rent receivable	13,854
Prepaid expenses and other assets	2,721
Intangible lease origination costs, less accumulated amortization of $18,597	1,204
Deferred lease costs, less accumulated amortization of $4,528	12,516
Total other assets held for sale, net	$32,306
Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$11,224
Deferred income	1,653
Intangible lease liabilities, less accumulated amortization of $1,210	2,767
Total liabilities held for sale, net	$15,644
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of September 30, 2016 and December 31, 2015, Columbia Property Trust had the following intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2016	Gross	$19,994	$184,740	$140,380	$82,719
	Accumulated Amortization	(17,328)	(104,542)	(81,735)	(46,480)
	Net	$2,666	$80,198	$58,645	$36,239
December 31, 2015	Gross	$50,463	$317,841	$258,672	$138,663
	Accumulated Amortization	(37,971)	(194,446)	(181,482)	(81,496)
	Net	$12,492	$123,395	$77,190	$57,167

For the three and nine months ended September 30, 2016 and 2015, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2016	$594	$6,133	$3,757	$2,768
For the three months ended September 30, 2015	$823	$10,926	$6,728	$4,634
For the nine months ended September 30, 2016	$2,014	$22,602	$13,811	$10,206
For the nine months ended September 30, 2015	$3,578	$35,724	$23,006	$15,190
The remaining net intangible assets and liabilities, as of September 30, 2016, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2016	$348	$5,682	$3,289	$2,567
For the years ending December 31:
2017	612	17,237	11,371	7,576
2018	270	13,467	9,964	5,649
2019	270	11,639	8,999	4,972
2020	270	9,709	7,950	3,836
2021	270	5,823	4,008	2,171
Thereafter	626	16,641	13,064	9,468
	$2,666	$80,198	$58,645	$36,239
Intangible Assets and Liabilities Arising from In-Place Leases where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of September 30, 2016 and December 31, 2015, and recognized amortization of these assets of approximately $0.6 million for the three months ended September 30, 2016 and 2015, and approximately $1.9 million for the nine months ended September 30, 2016 and 2015.

As of September 30, 2016, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2016	$637
For the years ending December 31:
2017	2,549
2018	2,549
2019	2,549
2020	2,549
2021	2,549
Thereafter	107,954
$121,336

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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(8,065)	$(2,436)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,250	$(4,147)	$(5,629)	$(3,552)
Loss on interest rate swap recognized through earnings	$—	$(1,102)	$—	$(1,110)
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
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the "FASB") issued ASU 2016-15, Classification of Cash Receipts and Payments ("ASU 2016-15"), which addresses the statement of cash flow classification requirements for several types of receipts and payments. ASU 2016-15 provides that, among other things, (i) debt prepayments and extinguishment costs should be classified as financing activities, (ii) insurance proceeds should be classified in accordance with the nature of the respective claims, and (iii) distributions from equity method investees should be classified based on the underlying nature of the investee activity according to specific guidelines. ASU 2016-15 is effective for Columbia Property Trust on January 1, 2018, with early adoption permitted. ASU 2016-15 is not expected to materially impact Columbia Property Trust's accounting policies, or its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets, and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases), or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for Columbia Property Trust for reporting periods beginning after December 15, 2018, with early adoption permitted. Columbia Property Trust is evaluating the impact ASU 2016-02 will have on its financial position and results of operations.

3.	Real Estate Transactions
Acquisitions
During the nine months ended September 30, 2016, Columbia Property Trust did not acquire any properties. During 2015, Columbia Property Trust acquired the following properties (in thousands):

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
Proforma Financial Information
The following unaudited pro forma statements of operations presented for the three and nine months ended September 30, 2015, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, and the 229 West 43rd Street Building as if the acquisitions occurred on January 1, 2014. Other than 1881 Campus Commons, which was sold in December 2015, Columbia Property Trust owned these buildings for the entirety of the three and nine months ended September 30, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 (in thousands).

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$140,225	$450,020
Net income	$21,534	$36,183
Net income per share - basic	$0.17	$0.29
Net income per share - diluted	$0.17	$0.29

Dispositions
During 2016 and 2015, Columbia Property Trust closed on the following transactions:
9127 South Jamaica Street Building
On October 12, 2016, Columbia Property Trust sold the 9127 South Jamaica Street building, one of the four buildings at the South Jamaica Street Property in Denver, Colorado, for $19.5 million, before purchase price adjustments.
80 Park Plaza Property
On September 30, 2016, Columbia Property Trust sold the 80 Park Plaza Property in Newark, New Jersey, for $174.5 million, before purchase price adjustments, and recognized a gain of approximately $21.6 million on the sale in the third quarter of 2016. A portion of the net sale proceeds of $169.3 million were used to repay the outstanding balance of the Revolving Credit Facility of $99.0 million after quarter end.
South Jamaica Street Property
On September 22, 2016, Columbia Property Trust sold three of the four buildings at the South Jamaica Street Property in Denver, Colorado, for $122.0 million, before purchase price adjustments, and recognized a gain of approximately $27.2 million on the sale in the third quarter of 2016. The net sale proceeds of $108.0 million were used to reduce the outstanding balance of the Revolving Credit Facility.
800 North Frederick Property
On July 8, 2016, Columbia Property Trust sold the 800 North Frederick Property in suburban Maryland for $48.0 million, before purchase price adjustments, and recognized a gain of approximately $2.1 million on the sale in the third quarter of 2016. The net sale proceeds of $45.4 million were used to reduce the outstanding balance of the Revolving Credit Facility.
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
Market Square Buildings - Partial Sale
On October 28, 2015, Columbia Property Trust transferred the Market Square Buildings, as described in Note 4, Unconsolidated Joint Venture, and the related $325.0 million mortgage note to a joint venture (the "Market Square Joint Venture") and sold a 49% interest in the Market Square Joint Venture to Blackstone Property Partners ("Blackstone") for approximately $120.0 million of net proceeds, which were used to repay a portion of the $300 Million Bridge Loan. As a result of this transaction, Columbia Property Trust recognized a gain on real estate of $3.1 million and retains a 51% interest in the Market Square Joint Venture. The Market Square Joint Venture owns and operates the Market Square Buildings through a REIT ("Market Square REIT East & West, LLC"). See Note 4, Unconsolidated Joint Venture, for additional information.

11 Property Sale
On July 1, 2015, Columbia Property Trust sold 11 properties to an unaffiliated third party for $433.3 million, exclusive of closing costs (the "11 Property Sale"), which resulted in a gain of $19.7 million. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, 2015, the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million. The following properties make up the 11 Property Sale:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III
4.    Unconsolidated Joint Venture
Columbia Property Trust owns a majority interest of 51% in the Market Square Joint Venture, and Blackstone owns the remaining 49% interest in the joint venture. The Market Square Joint Venture owns and operates the Market Square Buildings through Market Square REIT East & West, LLC, which operates as a REIT. The Market Square Buildings are two, 13-story office buildings containing 698,000 square feet of office space in Washington, D.C. (the "Market Square Buildings") Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in the Market Square Joint Venture. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income (loss). Cash distributions and earnings are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
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
As of September 30, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. On October 28, 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which has been reduced to $23.3 million as of September 30, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	September 30, 2016	December 31, 2015
Total assets	$578,097	$573,073
Total debt	$324,642	$324,603
Total equity	$239,845	$230,060
Columbia Property Trust's investment	$125,605	$118,695
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands). The Market Square Joint Venture was formed subsequent to September 30, 2015.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Total revenues	$9,787	$31,226
Net loss	$(3,799)	$(10,669)
Columbia Property Trust's share	$(1,937)	$(5,441)

Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3.0% of the gross revenue of the Market Square Buildings and reimbursements of property operating costs, payable monthly, and receives asset management fees of $1.0 million annually, payable in equal quarterly installments. During the three and nine months ended September 30, 2016, Columbia Property Trust earned $0.6 million and $1.9 million, respectively, in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. The Market Square Joint Venture was formed in October 2015, so similar fees were not earned during the nine months ended September 30, 2015. As of September 30, 2016, $0.1 million in property management fees were due from the Market Square Joint Venture, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.
5.    Line of Credit and Notes Payable
As of September 30, 2016 and December 31, 2015, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	September 30, 2016	December 31, 2015
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
650 California Street Building mortgage note	126,920	128,785
Revolving Credit Facility	99,000	247,000
221 Main Street Building mortgage note	73,000	73,000
263 Shuman Boulevard Building mortgage note	49,000	49,000
One Glenlake Building mortgage note	27,072	29,278
$300 Million Bridge Loan	—	119,000
SanTan Corporate Center mortgage notes	—	39,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(3,406)	(4,492)
Total indebtedness	$821,586	$1,130,571
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2016 and December 31, 2015, was approximately $829.4 million and $1,140.1 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2016 and December 31, 2015, was $825.0 million and $1,135.1 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan") and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the nine months ended September 30, 2016 and 2015, Columbia Property Trust made interest payments totaling approximately $21.7 million and $43.4 million, respectively, of which approximately $0.2 million and $0.4 million were capitalized during the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
Subsequent to quarter end, Columbia Property Trust used proceeds from the 80 Park Plaza Property sale to fully repay the Revolving Credit Facility balance of $99.0 million.

On June 30, 2016, Columbia Property Trust used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016. In the second quarter of 2016, Columbia Property Trust wrote off approximately $10,000 of related unamortized financing costs, which are included in loss on early extinguishment in the accompanying statements of operations.
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
6.    Bonds Payable
On August 12, 2016, Columbia Property Trust OP issued $350.0 million of ten-year, unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received net proceeds from the 2026 Bonds Payable of $346.4 million, which were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes due April 2018 (the "2018 Bonds Payable"), including a $17.9 million make-whole payment reflected as an early loss on extinguishment of debt in the accompanying consolidated statement of operations. The remaining net proceeds were used to repay borrowings on the Revolving Credit Facility. The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. In the accompanying consolidated balance sheets, the 2026 Bonds Payable are shown net of the initial issuance discount of approximately $1.3 million, which will be amortized to interest expense over the term of the 2026 Bonds Payable using the effective interest method. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
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
Interest payments of $20.8 million were made on the 2018 Bonds Payable and the 2025 Bonds Payable during the nine months ended September 30, 2016, and interest payments of $7.3 million were made on the 2018 Bonds Payable during the nine months ended September 30, 2015. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2016, the estimated fair value of the 2026 Bonds Payable and the 2025 Bonds Payable was approximately $703.2 million, and as of December 31, 2015, the estimated fair value of the 2025 Bonds Payable and the 2018 Bonds Payable was approximately $602.3 million. The related carrying value of the bonds payable, net of discounts, as of September 30, 2016 and December 31, 2015, was $698.3 million and $599.0 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2016, Columbia Property Trust is committed, under a recently signed lease, to contribute approximately $70.1 million toward leasehold improvements at our 222 East 41st Street property, which is expected to be paid during 2016 and 2017.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing the guaranty has been reduced to $23.3 million as of September 30, 2016. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of September 30, 2016.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, through September 4, 2017 (the "Stock Repurchase Program"). Since this program commenced on September 4, 2015, Columbia Property Trust has spent a total of $41.3 million to acquire 1.8 million shares at an average price of $22.60 per share. During the three months ended September 30, 2016, Columbia Property Trust made no share repurchases. As of September 30, 2016, $158.7 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan that provides for grants of up to 2.0 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). On January 21, 2016, Columbia Property Trust granted 231,015 shares of common stock to employees, net of 20,842 shares repurchased to fund income tax witholdings, under the LTIP (the "2015 LTIP Employee Grant"), of which 25% vested upon grant, and the remaining shares will vest in three equal increments on January 31, 2017, 2018, and 2019. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the nine months ended September 30, 2016 follows:

	For the Nine Months Ended September 30, 2016
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares - beginning of period	151	$24.59
Granted	247	$21.79
Vested	(138)	$23.32
Forfeited	(3)	$21.90
Unvested shares - end of period(2)	257	$22.62

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of September 30, 2016, we expect approximately 244,000 of the 257,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the nine months ended September 30, 2016 and 2015, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2016 Director Grants:
January 4, 2016	7,439	$23.00
April 1, 2016	8,120	$21.89
July 1, 2016	8,158	$21.52
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
For the three and nine months ended September 30, 2016 and 2015, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization of unvested LTIP awards	$650	$381	$2,190	$1,308
Future employee awards(1)	91	412	797	1,228
Issuance of shares to independent directors	176	103	525	389
Total stock-based compensation expense	$917	$896	$3,512	$2,925

(1)
These estimated future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2016 and December 31, 2015, there was $3.8 million and $2.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to three years at the time of grant.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Investments in real estate funded with other assets	$1,442	$27,000
Other assets assumed at acquisition	$—	$7,785
Other liabilities assumed at acquisition	$—	$4,765
Discount on issuance of bonds payable	$1,309	$494
Amortization of net discounts (premiums) on debt	$222	$(94)
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$—	$(3,552)
Accrued capital expenditures and deferred lease costs	$16,074	$16,444
Accrued deferred financing costs	$12	$2
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$2,339	$2,925

10.    Earnings Per Share
For the three and nine months ended September 30, 2016 and 2015, in computing the basic and diluted earnings-per-share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,898	$20,143	$56,881	$34,450
Distributions paid on unvested shares	(77)	(45)	(237)	(139)
Net income used to calculate basic and diluted earnings per share	$36,821	$20,098	$56,644	$34,311
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average common shares - basic	123,215	124,359	123,271	124,359
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	82	37	46	28
Future LTIP awards for the current year	53	64	31	58
Weighted-average common shares - diluted	123,350	124,460	123,348	124,445
11.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
The 2026 Bonds Payable and the 2025 Bonds Payable (see Note 6, Bonds Payable) were issued by Columbia Property Trust OP, and are guaranteed by Columbia Property Trust. In accordance with SEC Rule 3-10(c), Columbia Property Trust includes herein condensed consolidating financial information in lieu of separate financial statements of the subsidiary issuer (Columbia Property Trust OP), as defined in the bond indentures, because all of the following criteria are met:

(1)	The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);

(2)	The guarantee is full and unconditional; and

(3)	No other subsidiary of the parent company guarantor (Columbia Property Trust) guarantees the 2026 Bonds Payable or the 2025 Bonds Payable.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015 (in thousands); and its condensed consolidating statements of cash flows for the nine months ended September 30, 2016 and 2015 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$781,215	$—	$787,456
Buildings and improvements, net	—	28,707	2,342,566	—	2,371,273
Intangible lease assets, net	—	—	204,200	—	204,200
Construction in progress	—	448	28,440	—	28,888
Real estate assets held for sale, net	—	—	238,876	—	238,876
Total real estate assets	—	35,396	3,595,297	—	3,630,693
Investment in unconsolidated joint venture	—	125,605	—	—	125,605
Cash and cash equivalents	169,434	9,343	12,079	—	190,856
Investment in subsidiaries	2,045,043	1,880,585	—	(3,925,628)	—
Tenant receivables, net of allowance	—	77	6,289	—	6,366
Straight-line rent receivable	—	1,557	68,629	—	70,186
Prepaid expenses and other assets	317,188	262,417	16,580	(571,300)	24,885
Intangible lease origination costs, net	—	—	58,645	—	58,645
Deferred lease costs, net	—	1,955	58,428	—	60,383
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale	—	—	32,306	—	32,306
Total assets	$2,531,665	$2,316,935	$3,968,253	$(4,496,928)	$4,319,925
Liabilities:
Line of credit and notes payable	$—	$546,505	$705,844	$(430,763)	$821,586
Bonds payable, net	—	692,763	—	—	692,763
Accounts payable, accrued expenses, and accrued capital expenditures	—	20,352	61,265	—	81,617
Due to affiliates	—	31	1,561	(1,592)	—
Deferred income	—	249	20,162	—	20,411
Intangible lease liabilities, net	—	—	36,239	—	36,239
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale	—	—	154,589	(138,945)	15,644
Total liabilities	—	1,259,900	1,099,660	(571,300)	1,788,260
Equity:
Total equity	2,531,665	1,057,035	2,868,593	(3,925,628)	2,531,665
Total liabilities and equity	$2,531,665	$2,316,935	$3,968,253	$(4,496,928)	$4,319,925

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$890,226	$—	$896,467
Building and improvements, net	—	28,913	2,868,518	—	2,897,431
Intangible lease assets, net	—	—	259,136	—	259,136
Construction in progress	—	917	30,930	—	31,847
Total real estate assets	—	36,071	4,048,810	—	4,084,881
Investment in unconsolidated joint venture	—	118,695	—	—	118,695
Cash and cash equivalents	989	14,969	16,687	—	32,645
Investment in subsidiaries	2,333,408	1,901,581	—	(4,234,989)	—
Tenant receivables, net of allowance	—	52	11,618	—	11,670
Straight-line rent receivable	—	1,311	107,751	—	109,062
Prepaid expenses and other assets	317,151	265,615	26,153	(573,071)	35,848
Intangible lease origination costs, net	—	—	77,190	—	77,190
Deferred lease costs, net	—	2,055	86,072	—	88,127
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118
Liabilities:
Lines of credit and notes payable, net	$—	$812,836	$888,340	$(570,605)	$1,130,571
Bonds payable, net	—	595,259	—	—	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	—	13,313	85,446	—	98,759
Dividends payable	37,354	—	—	—	37,354
Due to affiliates	—	21	2,445	(2,466)	—
Deferred income	—	200	24,614	—	24,814
Intangible lease liabilities, net	—	—	57,167	—	57,167
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	37,354	1,421,629	1,178,012	(573,071)	2,063,924
Equity:
Total equity	2,614,194	918,720	3,316,269	(4,234,989)	2,614,194
Total liabilities and equity	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$956	$86,702	$(97)	$87,561
Tenant reimbursements	—	564	16,526	—	17,090
Hotel income	—	—	6,270	—	6,270
Other property income	245	—	2,196	(96)	2,345
	245	1,520	111,694	(193)	113,266
Expenses:
Property operating costs	—	860	38,338	(97)	39,101
Hotel operating costs	—	—	4,946	—	4,946
Asset and property management fees:
Related-party	—	40	—	(40)	—
Other	—	—	387	—	387
Depreciation	—	745	26,033	—	26,778
Amortization	—	86	11,809	—	11,895
General and administrative	38	2,297	5,188	(56)	7,467
	38	4,028	86,701	(193)	90,574
Real estate operating income (loss)	207	(2,508)	24,993	—	22,692
Other income (expense):
Interest expense	—	(12,249)	(12,256)	7,367	(17,138)
Interest and other income	3,571	3,813	1,822	(7,367)	1,839
Loss on early extinguishment of debt	—	(18,905)	—	—	(18,905)
	3,571	(27,341)	(10,434)	—	(34,204)
Income before income taxes, equity method investments, and gains on sales of real estate	3,778	(29,849)	14,559	—	(11,512)
Income tax expense	—	—	(65)	—	(65)
Income from subsidiaries	33,120	61,442	—	(94,562)	—
Loss from unconsolidated joint venture	—	(1,937)	—	—	(1,937)
Income before on gains on sales of real estate assets	36,898	29,656	14,494	(94,562)	(13,514)
Gain on sales of real estate assets	—	—	50,412	—	50,412
Net income	$36,898	$29,656	$64,906	$(94,562)	$36,898

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$682	$106,424	$(95)	$107,011
Tenant reimbursements	—	290	22,337	—	22,627
Hotel income	—	—	6,941	—	6,941
Other property income	—	—	1,227	(87)	1,140
	—	972	136,929	(182)	137,719
Expenses:
Property operating costs	—	752	45,881	(95)	46,538
Hotel operating costs	—	—	5,331	—	5,331
Asset and property management fees:
Related-party	—	30	—	(30)	—
Other	—	—	472	—	472
Depreciation	—	651	31,790	—	32,441
Amortization	—	59	20,217	—	20,276
General and administrative	37	2,338	4,479	(57)	6,797
Acquisition expenses	—	—	1,680	—	1,680
	37	3,830	109,850	(182)	113,535
Real estate operating income (loss)	(37)	(2,858)	27,079	—	24,184
Other income (expense):
Interest expense	—	(12,189)	(16,709)	6,886	(22,012)
Interest and other income	3,469	3,417	1,808	(6,886)	1,808
Loss on interest rate swaps	—	(1,101)	(1)	—	(1,102)
Loss on early extinguishment of debt	—	(573)	(2,099)	—	(2,672)
Income from subsidiaries	16,711	24,273	—	(40,984)	—
	20,180	13,827	(17,001)	(40,984)	(23,978)
Income before income tax expense	20,143	10,969	10,078	(40,984)	206
Income tax expense	—	(5)	(240)	—	(245)
Income before gain (loss) on sale of real estate assets	20,143	10,964	9,838	(40,984)	(39)
Gain (loss) on sale of real estate assets	—	(19)	20,201	—	20,182
Net income	$20,143	$10,945	$30,039	$(40,984)	$20,143

Consolidating Statements of Operations (in thousands)

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$2,669	$278,330	$(285)	$280,714
Tenant reimbursements	—	1,421	54,130	—	55,551
Hotel income	—	—	17,484	—	17,484
Other property income	735	—	13,571	(280)	14,026
	735	4,090	363,515	(565)	367,775
Expenses:
Property operating costs	—	2,360	118,604	(285)	120,679
Hotel operating costs	—	—	14,315	—	14,315
Asset and property management fees:
Related-party	—	112	—	(112)	—
Other	—	—	1,058	—	1,058
Depreciation	—	2,166	82,351	—	84,517
Amortization	—	239	42,663	—	42,902
General and administrative	116	6,575	19,195	(168)	25,718
	116	11,452	278,186	(565)	289,189
Real estate operating income (loss)	619	(7,362)	85,329	—	78,586
Other income (expense):
Interest expense	—	(36,479)	(38,071)	22,135	(52,415)
Interest and other income	10,680	11,471	5,436	(22,135)	5,452
Loss on early extinguishment of debt	—	(18,987)	(10)	—	(18,997)
	10,680	(43,995)	(32,645)	—	(65,960)
Income before income taxes, equity method investments, and gains on sales of real estate	11,299	(51,357)	52,684	—	12,626
Income tax expense	—	(12)	(375)	—	(387)
Income from subsidiaries	45,582	89,972	—	(135,554)	—
Loss from unconsolidated joint venture	—	(5,441)	—	—	(5,441)
Income before gains on sales of real estate	56,881	33,162	52,309	(135,554)	6,798
Gains on sales of real estate	—	—	50,083	—	50,083
Net income	$56,881	$33,162	$102,392	$(135,554)	$56,881

Consolidating Statements of Operations (in thousands)

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,926	$331,089	$(279)	$332,736
Tenant reimbursements	—	804	76,591	—	77,395
Hotel income	—	—	18,898	—	18,898
Other property income	—	—	4,605	(248)	4,357
	—	2,730	431,183	(527)	433,386
Expenses:
Property operating costs	—	2,286	142,368	(279)	144,375
Hotel operating costs	—	—	15,069	—	15,069
Asset and property management fees:
Related-party	—	70	—	(70)	—
Other	—	—	1,372	—	1,372
Depreciation	—	1,907	98,354	—	100,261
Amortization	—	173	67,060	—	67,233
General and administrative	113	6,492	15,494	(178)	21,921
Acquisition expenses	—	11	3,664	—	3,675
	113	10,939	343,381	(527)	353,906
Real estate operating income (loss)	(113)	(8,209)	87,802	—	79,480
Other income (expense):
Interest expense	—	(32,656)	(52,904)	19,299	(66,261)
Interest and other income	10,586	8,720	5,441	(19,299)	5,448
Loss on interest rate swaps	—	(1,101)	(9)	—	(1,110)
Loss on early extinguishment of debt	—	(1,050)	(2,099)	—	(3,149)
Income from subsidiaries	23,977	46,301	—	(70,278)	—
	34,563	20,214	(49,571)	(70,278)	(65,072)
Income before income tax expense and gain (loss) on sale of real estate assets	34,450	12,005	38,231	(70,278)	14,408
Income tax expense	—	(16)	(124)	—	(140)
Income before gain (loss) on sale of real estate assets	34,450	11,989	38,107	(70,278)	14,268
Gain (loss) on sale of real estate assets	—	(19)	20,201	—	20,182
Net income	$34,450	$11,970	$58,308	$(70,278)	$34,450

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$36,898	$29,656	$64,906	$(94,562)	$36,898
Market value adjustments to interest rate swaps	1,250	1,250	—	(1,250)	1,250
Comprehensive income	$38,148	$30,906	$64,906	$(95,812)	$38,148

	For the Three Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$20,143	$10,945	$30,039	$(40,984)	$20,143
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Market value adjustments to interest rate swaps	(4,147)	(4,147)	—	4,147	(4,147)
Comprehensive income	$17,098	$7,900	$30,039	$(37,939)	$17,098

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$56,881	$33,162	$102,392	$(135,554)	$56,881
Market value adjustments to interest rate swaps	(5,629)	(5,629)	—	5,629	(5,629)
Comprehensive income	$51,252	$27,533	$102,392	$(129,925)	$51,252

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating adjustments	Columbia Property Trust (Consolidated)
Net income	$34,450	$11,970	$58,308	$(70,278)	$34,450
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Market value adjustments to interest rate swaps	(3,552)	(3,552)	—	3,552	(3,552)
Comprehensive income	$32,000	$9,520	$58,308	$(67,828)	$32,000

Consolidating Statements of Cash Flows (in thousands)

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$635	$(38,952)	$188,021	$149,704
Cash flows from investing activities:
Net proceeds from sale of real estate	482,089	—	—	482,089
Investment in real estate and related assets	—	(1,552)	(52,608)	(54,160)
Investment in unconsolidated joint venture	—	(12,351)	—	(12,351)
Net cash used in investing activities	482,089	(13,903)	(52,608)	415,578
Cash flows from financing activities:
Debt prepayment and interest rate settlement costs paid	(17,921)	—	—	(17,921)
Borrowings, net of fees	348,691	431,889	—	780,580
Repayments	(250,000)	(702,000)	(43,070)	(995,070)
Distributions	(148,474)	—	—	(148,474)
Repurchases of common stock	(26,186)	—	—	(26,186)
Intercompany contributions (distributions)	(220,389)	317,340	(96,951)	—
Net cash provided by (used in) financing activities	(314,279)	47,229	(140,021)	(407,071)
Net decrease in cash and cash equivalents	168,445	(5,626)	(4,608)	158,211
Cash and cash equivalents, beginning of period	989	14,969	16,687	32,645
Cash and cash equivalents, end of period	$169,434	$9,343	$12,079	$190,856

	For the Nine Months Ended September 30, 2015
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(107)	$(37,391)	$212,477	$—	$174,979
Cash flows from investing activities:
Net proceeds from sale of real estate	10,727	411,398	—	—	422,125
Investment in real estate and related assets	(57,198)	(1,006,340)	(77,982)	—	(1,141,520)
Investment in subsidiaries	(1,065,695)	—	—	1,065,695	—
Net cash used in investing activities	(1,112,166)	(594,942)	(77,982)	1,065,695	(719,395)
Cash flows from financing activities:
Debt prepayment and interest rate swap settlement costs paid	—	(1,102)	(2,063)	—	(3,165)
Borrowings, net of fees	—	2,193,900	—	—	2,193,900
Repayments of line of credit and notes payable	—	(1,290,000)	(335,187)	—	(1,625,187)
Distributions	(112,570)	—	—	—	(112,570)
Repurchases of common stock	(13,529)	—	—	—	(13,529)
Intercompany contributions (distributions)	1,121,404	(268,560)	212,851	(1,065,695)	—
Net cash provided by (used in) financing activities	995,305	634,238	(124,399)	(1,065,695)	439,449
Net increase (decrease) in cash and cash equivalents	(116,968)	1,905	10,096	—	(104,967)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$2,520	$12,409	$29,894	$—	$44,823

12.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the following item in addition to those disclosed elsewhere in this report:
Property Disposition
During October 2016, Columbia Property Trust closed on the sale of the 9127 South Jamaica Street building in Denver, Colorado, as described in Note 3, Real Estate Transactions.

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
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns through a combination of steadily growing cash flows and appreciation in our net asset values, with a focus on high-barrier-to-entry markets. Capital recycling initiatives are enabling us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. During 2015 and 2016, we have sold 16 properties situated in outlying markets for approximately $1.0 billion, and reinvested those proceeds in acquisitions in New York and Boston, and targeted capital improvements. We are continuing to explore the sale of additional non-core assets and pursue additional investment opportunities in our key markets, which will allow us to increase our portfolio allocations to central business districts and multi-tenant buildings, and at the same time, optimize our portfolio allocation between traditional, stabilized core investments and growth-oriented, value-add investments. While transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time, we believe that this transition will improve the opportunity for growth over the longer term.
We are continuing to proactively manage our upcoming lease expirations. During 2016, we have leased 783,752 square feet of space. In April, we executed a 30-year, full building lease of 390,000-square feet at the 222 East 41st Street property in New York, which replaces a lease for the majority of the building that was scheduled to expire later this year; and in June we executed a 130,000-square foot lease renewal at the SanTan Corporate Center in Phoenix, Arizona, resulting in a slight rent roll up, with a long-time tenant occupying the entirety of one of the two buildings at the property; and a 35,000-square-foot lease at the 315 Park Avenue South Building in New York, which brought the property to 97% leased.
We continue to support a flexible balance sheet by maintaining low leverage, with an emphasis on unsecured borrowings. During 2015 and 2016, we have refinanced approximately $1.3 billion of unsecured debt and repaid $371.5 million of mortgage loans. As a result, over this period we have extended our weighted-average debt maturity from 3.3 years to 6.3 years(1), decreased our weighted-average cost of borrowing from 4.24% per annum to 3.61%(1) per annum, and increased our unencumbered pool of assets as a percentage of gross real estate assets from 61.7% to 79.5%(1). Our board has adopted a stock repurchase program that authorizes us to purchase up to $200.0 million of our common stock through September of 2017. We believe such a program enables us to benefit from market downturns, which may cause our stock to be undervalued from time to time. To date, we have purchased an aggregate of $41.3 million of common stock, including $25.0 million purchased in early 2016.

(1)
Statistics (i) include 51% of the debt held by the the Market Square Joint Venture, in which we own a 51% interest, and (ii) are adjusted for the repayment of the outstanding balance of our Revolving Credit Facility of $99.0 million, which occurred on October 3, 2016.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our average portfolio percentage leased ranged from 90.6% to 93.3%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016		2015	2016		2015
Total number of leases	11		16	32		53
Lease term (months)	82		101	341		107
Square feet of leasing - renewal	92,625	(1)	18,560	253,099	(1)	163,315
Square feet of leasing - new	34,388	(2)	120,446	530,653	(2)	371,053
Total square feet of leasing	127,013		139,006	783,752		534,368
Rent leasing spread - renewal(3)	26.3%		8.5%	25.8%		47.0%
Rent leasing spread - new(4)	—%		7.6%	18.9%	(5)	69.4%
Rent leasing spread - all leases(3)(4)	26.3%		7.7%	19.2%		62.7%
Tenant improvements, per square foot - renewal	$50.85		$11.19	$38.66		$24.36
Tenant improvements, per square foot - new	$31.36		$39.84	$168.18	(5)	$62.13
Tenant improvements, per square foot - all leases	$44.59		$38.37	$161.51		$53.43
Leasing commissions, per square foot - renewal	$16.98		$7.43	$13.88		$14.35
Leasing commissions, per square foot - new	$24.07		$23.51	$43.70	(5)	$29.05
Leasing commissions, per square foot - all leases	$19.25		$22.68	$42.16		$25.67

(1)
Includes 51% of renewal leasing at the Market Square Joint Venture, in which we own a 51% interest. There was 41,000 square feet of renewal leasing quarter to date and 57,000 square feet of renewal leasing year to date at the Market Square Buildings.

(2)
Includes 51% of new leasing at the Market Square Joint Venture, in which we own a 51% interest. There was 3,000 square feet of new leasing quarter to date and 12,000 square feet of new leasing year to date at the Market Square Buildings.

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.

(5)
In the second quarter of 2016, we executed a new 390,000-square-foot, 30-year lease at our 222 East 41st Street property with NYU Langone Medical, which resulted in positive rent leasing spreads of 14.4%, tenant improvements of $180.10 per square foot, and leasing commissions of $44.90 per square foot.

In 2015, rent leasing spreads were positive due to a lease expansion and extension with the anchor tenant at our 221 Main Street building in San Francisco, California and a new lease for 45,000 square feet at 315 Park Avenue South in New York. For the three months ended September 30, 2016, rent leasing spreads increased, primarily due to an 11,000-square foot, 9-year lease renewal at our 650 California Street property (138%). Over the next 12 months, approximately 983,000 square feet of our leases (approximately 11% of our office portfolio based on revenues) are scheduled to expire. Approximately 451,000 of this total relates to properties currently being marketed for sale. The remainder of the near-term expirations primarily relate to our properties in New York and San Francisco. Overall, we expect to replace these leases with starting rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. Our board of directors elected to maintain the quarterly stockholder distribution rate of $0.30 per share for the third quarter of 2016. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.

Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2016, we generated net cash flows from operating activities of $149.7 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $148.5 million, which includes dividend payments of $37.4 million for the fourth quarter of 2015 and $111.1 million for the first three quarters of 2016.
During the nine months ended September 30, 2016, we issued the 2026 Bonds Payable, generating net proceeds of $348.7 million, which were used to prepay our $250 million 2018 Bonds Payable, originally due in April 2018, and for the related early redemption premium. The remaining bond proceeds and the net proceeds of $482.1 million from current year property dispositions were used to pay down the outstanding balance on our Revolving Credit Facility, to repay the $119.0 million remaining on the $300 Million Bridge Loan, to repay the $39.0 million SanTan Corporate Center mortgage notes, to fund $54.2 million of leasing and capital projects, and to redeem $26.2 million of our common stock.
Over the short-term, we expect our primary sources of capital to be operating cash flows, select property dispositions, and future debt financings. We expect that our principal demands for funds will be operating expenses, distributions to stockholders, capital improvements to our existing assets, stock repurchases, property acquisitions, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We used the proceeds from 80 Park Plaza disposition, which closed on September 30, 2016, to fully pay down the remaining balance on our Revolving Credit Facility after quarter end. As a result, we have access to the full $500.0 million capacity of the Revolving Credit Facility as of October 25, 2016.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the undepreciated cost of our assets. Our debt-to-real-estate-asset ratio is calculated using the consolidated outstanding debt balance and real estate at cost. As of September 30, 2016, our debt-to-real-estate-asset ratio, including 51% of the debt and real estate at the Market Square Joint venture, in which we own a 51% interest, was approximately 35.7%.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of September 30, 2016, we had an outstanding balance of $99.0 million on the Revolving Credit Facility, which was repaid subsequent to quarter end. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
Term Loans
The $300 Million Term Loan matures in July 2020 and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on our applicable credit rating.
The $150 Million Term Loan matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.40% to 1.35% for base-rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.52%.
Bonds Payable
In August 2016, we issued $350.0 million of ten-year, unsecured 3.650% senior notes at 99.626% of their face value under our Universal Shelf Registration Statement (defined below). We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million, which were used to prepay our $250 million 2018 Bonds Payable, originally due in April of 2018. The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
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
Debt Covenants
Our portfolio debt instruments, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of September 30, 2016. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
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
Contractual Commitments and Contingencies
As of September 30, 2016, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Debt obligations(1)	$1,690,742	$1,390	$153,587	$520,015	$1,015,750
Interest obligations on debt(1)(2)	380,648	14,700	108,827	92,565	164,556
Capital lease obligations(3)	120,000	—	—	—	120,000
Operating lease obligations(4)	211,600	639	5,433	5,462	200,066
Total	$2,402,990	$16,729	$267,847	$618,042	$1,500,372

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, in which we own a 51% interest. The Market Square Joint Venture holds a $325 million mortgage note on the Market Square Buildings, bearing interest at 5.07% and maturing on July 1, 2023. We guarantee $23.3 million of the Market Square Buildings note payable (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable). Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $5.4 million during the nine months ended September 30, 2016, all of which was funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

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

Results of Operations
Overview
As of September 30, 2016, we owned controlling interests in 24 office properties and one hotel. As of September 30, 2016, our office properties, including 51% of the Market Square Joint Venture, in which Columbia Property Trust owns a 51% interest, were approximately 90.7% leased, excluding the 9127 South Jamaica Street building, which was subsequently sold on October 12, 2016 (see Note 3, Real Estate Transactions). Our operating results are impacted by recent acquisition, disposition, and joint venture activity, as set forth below. In the near-term, we expect real estate operating income to fluctuate, primarily based on acquisitions, dispositions, and leasing activities.

Recent Acquisitions
Property	Location	Rentable Square Footage	Acquisition Date	Purchase Price(1) (in thousands)
2015
229 West 43rd Street	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons	Reston, VA	244,000	January 7, 2015	$64,000

(1)	Exclusive of transaction costs and purchase price adjustments.

Recent Dispositions
Property	Location	Rentable Square Footage	Transaction Date	Sale Price(1) (in thousands)
2016
9127 South Jamaica Street	Denver, CO	108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000
2015
1881 Campus Commons	Reston, VA	244,000	December 10, 2015	$65,000
11 Property Sale:		2,856,000	July 1, 2015	$433,250
170 Park Avenue	Northern NJ	145,000
180 Park Avenue	Northern NJ	224,000
1580 West Nursery Road	Baltimore, MD	315,000
Acxiom Buildings	Chicago, IL	322,000
Highland Landmark III	Chicago, IL	273,000
The Corridors III	Chicago, IL	222,000
215 Diehl Road	Chicago, IL	162,000
544 Lakeview	Chicago, IL	139,000
Bannockburn Lake III	Chicago, IL	106,000
Robbins Road	Boston, MA	458,000
550 King Street	Boston, MA	490,000

(1)	Exclusive of transaction costs and purchase price adjustments.

Joint Venture
Property Contributed to Joint Venture	Location	% Sold / Retained	Rentable Square Footage	Closing Date	Contributed Value
2015
Market Square Buildings	Washington, D.C.	49%/51%	698,000	October 28, 2015	$595,000

Comparison of the three months ended September 30, 2016 with the three months ended September 30, 2015
Rental income was $87.6 million for the three months ended September 30, 2016, which represents a decrease as compared with $107.0 million for the three months ended September 30, 2015. The decrease is primarily due to transferring the Market Square Buildings to a joint venture ($8.7 million); dispositions ($8.1 million); and vacancy at our 222 East 41st Street property ($5.8 million) as the full building is being prepared for NYU's Langone Medical lease to commence in the fourth quarter of 2016, partially offset by additional rental income from the acquisition of the 229 West 43rd Street Building in August 2015 ($3.2 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $17.1 million and $39.1 million, respectively, for the three months ended September 30, 2016, which reflects a proportional decrease as compared with $22.6 million and $46.5 million, respectively, for the three months ended September 30, 2015. The decrease in tenant reimbursements is due to the transfer of the Market Square Buildings to a joint venture ($2.2 million); dispositions ($2.0 million); and vacancy at our 222 East 41st Street property ($1.4 million) as the full building is being prepared for NYU's Langone Medical lease to commence in the fourth quarter of 2016, partially offset by additional tenant reimbursements from the acquisition of the 229 West 43rd Street Building ($1.0 million). The decrease in property operating costs is also due to the transfer of the Market Square Buildings to a joint venture ($5.0 million) and dispositions ($3.3 million), partially offset by additional property operating costs from the acquisition of the 229 West 43rd Street Building ($1.7 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.3 million for the three months ended September 30, 2016, which represents a decrease as compared with $1.6 million for the three months ended September 30, 2015, primarily due to a higher level of occupancy and corporate events at the hotel in the third quarter of 2015. The Key Center Marriott is under a firm sales contract, expected to close in the fourth quarter of 2016.
Other property income was $2.3 million for the three months ended September 30, 2016, which represents an increase as compared with $1.1 million for the three months ended September 30, 2015, primarily due to an early termination at our 222 East 41st Street property ($0.6 million) and management fees earned from the Market Square Joint Venture in 2016 ($0.6 million), as described in Note 4, Unconsolidated Joint Venture. The terminated space at our 222 East 41st Street property has been relet in a full-building lease, expected to commence later in 2016. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $0.4 million for the three months ended September 30, 2016, which represents a decrease as compared with $0.5 million for the three months ended September 30, 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. Future asset and property management fees are expected to fluctuate primarily based on future acquisition and disposition activity.
Depreciation was $26.8 million for the three months ended September 30, 2016, which represents a decrease as compared with $32.4 million for the three months ended September 30, 2015, primarily due to transferring the Market Square Buildings to a joint venture ($3.4 million) and dispositions ($3.1 million), partially offset by additional depreciation from the acquisition of the 229 West 43rd Street Building in August 2015 ($0.7 million). Excluding the impact of additional acquisitions and dispositions, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $11.9 million for the three months ended September 30, 2016, which represents a decrease as compared with $20.3 million for the three months ended September 30, 2015. The decrease is primarily due to dispositions ($3.6 million); the expiration of leases ($2.4 million); the early termination of the lease at our 222 East 41st Street property ($1.3 million); and transferring the Market Square Buildings to a joint venture ($1.3 million), partially offset by additional amortization from the acquisition of the 229 West 43rd Street Building in August 2015 ($0.8 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $7.5 million for the three months ended September 30, 2016, which represents an increase as compared with $6.8 million for the three months ended September 30, 2015, primarily due to the continued development of our regional management and investment platform. We expect future general and administrative expenses to remain at similar levels over the near-term.
For the three months ended September 30, 2015, we incurred total acquisition expenses of $1.7 million in connection with acquiring the 229 West 43rd Street Building in August 2015. See Note 3, Real Estate Transactions, of the accompanying financial statements for details of this acquisitions. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $17.1 million for the three months ended September 30, 2016, which represents a decrease as compared with $22.0 million for the three months ended September 30, 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($4.1 million); the repayment of mortgage notes ($0.7 million); and a bridge loan outstanding during the third quarter of 2015 ($0.7 million), partially reduced by the impact of the 2026 Bonds Payable ($0.6 million). We expect interest expense to continue to decrease slightly in the near-term as disposition proceeds are used to reduce borrowings on our Revolving Credit Facility.
Interest and other income was stable at $1.8 million for the three months ended September 30, 2016 and 2015. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 5.3 years as of September 30, 2016. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps of $1.1 million for the three months ended September 30, 2015, related to the 333 Market Street Building mortgage note, which was repaid in June 2015. We do not anticipate gains and losses on interest rate swaps in the near-term, as our only interest rate swap is accounted for as a hedge; thus, changes in the market value are recorded to other comprehensive income.
We recognized a loss on early extinguishment of debt of $18.9 million and $2.7 million for the three months ended September 30, 2016 and 2015, respectively. In September 2016, we repaid our 2018 Bonds Payable 1.6 years early, using proceeds from the 2026 Bonds Payable, resulting in an early redemption premium of $17.9 million and the write-off of related deferred financing costs. The 2015 loss was primarily due to a prepayment premium to settle the 215 Diehl Road building mortgage note in connection with selling the property in the 11 Property Sale. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $1.9 million for the three months ended September 30, 2016, as real estate operating income from the Market Square Buildings was reduced by interest incurred on the property's $325 million mortgage note. Future income or loss from unconsolidated joint venture will fluctuate with leasing and other operating activities at the Market Square Buildings.
Net Income
Net income was $36.9 million, or $0.30 per basic and diluted share, for the three months ended September 30, 2016, which represents an increase as compared with $20.1 million, or $0.16 per basic and diluted share, for the three months ended September 30, 2015. The increase is due to additional quarter-over-quarter gains on sales of real estate ($30.2 million), partially offset by additional loss on early extinguishment of debt ($16.2 million) related to replacing our $250.0 million 2018 unsecured bonds payable at 5.875% with $350.0 million of 2026 unsecured bonds payable at 3.650%, in the third quarter of 2016. See the "Supplemental Performance Measures" section below for our same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.
Comparison of the nine months ended September 30, 2016 with the nine months ended September 30, 2015
Rental income was $280.7 million for the nine months ended September 30, 2016, which represents a decrease as compared with $332.7 million for the three months ended September 30, 2015. The decrease is primarily due to dispositions ($38.4 million); transferring the Market Square Buildings to a joint venture ($28.3 million); and vacancy at our 222 East 41st Street property ($5.7 million) as the full building is being prepared for NYU's Langone Medical lease to commence in the fourth quarter of 2016, partially offset by additional rental income from the acquisition of the 229 West 43rd Street Building in August 2015 ($19.9 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $55.6 million and $120.7 million, respectively, for the nine months ended September 30, 2016, which reflects a proportional decrease as compared with $77.4 million and $144.4 million, respectively, for the nine months ended September 30, 2015. The decrease in tenant reimbursements is due to dispositions ($11.5 million) and the transfer of the Market Square Buildings to a joint venture ($8.6 million), partially offset by additional tenant reimbursements from the acquisition of the 229 West 43rd Street Building ($2.9 million). The decrease in property operating costs is also due to dispositions ($16.3 million) and the transfer of the Market Square Buildings to a joint venture ($14.9 million), partially offset by additional property operating costs from the acquisition of the 229 West 43rd Street Building ($6.9 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $3.2 million for the nine months ended September 30, 2016, which represents a decrease as compared with $3.8 million for the nine months ended September 30, 2015, primarily due to a higher level of group bookings and meetings at the hotel in 2015. The Key Center Marriott is under a firm sales contract, expected to close in the fourth quarter of 2016.

Other property income was $14.0 million for the nine months ended September 30, 2016, which represents an increase as compared with $4.4 million for the nine months ended September 30, 2015, primarily due to an early termination at our 222 East 41st Street property ($6.2 million) and management fees earned from the Market Square Joint Venture in 2016 ($1.9 million), as described in Note 4, Unconsolidated Joint Venture. The terminated space has been relet in a full-building lease expected to commence later in 2016. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.1 million for the nine months ended September 30, 2016, which represents a decrease as compared with $1.4 million for the nine months ended September 30, 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $84.5 million for the nine months ended September 30, 2016, which represents a decrease as compared with $100.3 million for the nine months ended September 30, 2015, primarily due to dispositions ($12.8 million) and transferring the Market Square Buildings to a joint venture ($10.6 million), partially offset by additional depreciation from the acquisition of the 229 West 43rd Street Building in August 2015 ($5.4 million). Excluding the impact of additional acquisitions and dispositions, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $42.9 million for the nine months ended September 30, 2016, which represents a decrease as compared with $67.2 million for the nine months ended September 30, 2015. The decrease is primarily due to dispositions ($13.5 million); the expiration of leases ($8.1 million); and transferring the Market Square Buildings to a joint venture ($5.6 million); partially offset by additional amortization from the acquisition of the 229 West 43rd Street Building in August 2015 ($3.5 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $25.7 million for the nine months ended September 30, 2016, which represents an increase as compared with $21.9 million for the nine months ended September 30, 2015. The increase is due to costs incurred to develop our regional management and investment platform ($3.1 million) and bad debt expenses ($0.5 million). We expect future general and administrative expenses to remain stable over the near-term.
For the nine months ended September 30, 2015, we incurred total acquisition expenses of $3.7 million in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building in August 2015. See Note 3, Real Estate Transactions, of the accompanying financial statements for details of these acquisitions. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $52.4 million for the nine months ended September 30, 2016, which represents a decrease as compared with $66.3 million for the nine months ended September 30, 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($12.4 million) and repaying mortgage loans ($4.7 million), partially offset by the net impact of the issuance of bonds in March 2015 and August 2016 ($3.5 million). We expect interest expense to continue to decrease slightly in the near-term as disposition proceeds are used to reduce borrowings on our Revolving Credit Facility.
Interest and other income was stable at $5.5 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately 5.3 years as of September 30, 2016. Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps of $1.1 million for the nine months ended September 30, 2015, related to the 333 Market Street Building mortgage note, which was repaid in June 2015. We do not anticipate gains and losses on interest rate swaps in the near-term, as our only interest rate swap is accounted for as a hedge; thus, changes in the market value are recorded to other comprehensive income.
We recognized a loss on early extinguishment of debt of $19.0 million and $3.1 million for the nine months ended September 30, 2016 and 2015, respectively. In April 2016, we repaid a bridge loan used to finance a portion of the acquisition of the 229 West 43rd Street Building approximately three months early, and in September 2016, we repaid our 2018 Bonds Payable 1.6 years early, using proceeds from the 2026 Bonds Payable. In March 2015, we repaid a bridge loan used to finance acquisitions in January of 2015 approximately four months early. The bond pay off in 2016 resulted in an early redemption premium of $17.9 million, and all of the early repayments resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $5.4 million for the nine months ended September 30, 2016, as real estate operating income from the Market Square Buildings was reduced by interest incurred on the property's $325 million mortgage note. Future income or loss from unconsolidated joint venture will fluctuate with operating activity at the Market Square Buildings.

Net Income
Net income was $56.9 million, or $0.46 per basic and diluted share, for the nine months ended September 30, 2016, which represents an increase as compared with $34.5 million, or $0.28 per basic and diluted share, for the nine months ended September 30, 2015. The increase is due to additional year-over-year gains on sales of real estate ($29.9 million), partially offset by an net increase in interest expense and other financing costs, including amounts related to our interest in the Market Square Joint Venture ($8.2 million). See "Supplemental Performance Measures" section below for our same store results compared with the prior year period. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.
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

Reconciliations of net income to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation of Net Income to FFO:
Net income	$36,898	$20,143	$56,881	$34,450
Adjustments:
Depreciation of real estate assets	26,778	32,441	84,517	100,261
Amortization of lease-related costs	11,895	20,276	42,902	67,233
Depreciation and amortization included in loss from unconsolidated joint venture(1)	2,123	—	6,670	—
Gains on sales of real estate assets	(50,412)	(20,182)	(50,083)	(20,182)
Total Funds From Operations adjustments	(9,616)	32,535	84,006	147,312
NAREIT FFO available to common stockholders	$27,282	$52,678	$140,887	$181,762

(1)	Reflects 51% of depreciation and amortization for the Market Square Joint Venture, in which we own a 51% interest.
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

Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since July 1, 2015. NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
Revenues:
Rental income	$73,824	$77,467
Tenant reimbursements	11,735	16,301
Hotel income	6,270	6,941
Other property income	814	217
Lease termination income	1,518	637
Total revenues	94,161	101,563
Operating expenses:
Property operating costs	(32,417)	(33,202)
Hotel operating costs	(4,946)	(5,331)
Total operating expenses	(37,363)	(38,533)
Same Store NOI - wholly-owned properties(1)(2)	$56,798	$63,030
Same Store NOI - 51% of Market Square Buildings(3)	$2,301	$2,948

NOI from acquisitions(4)	6,909	4,330
NOI from dispositions(5)	5,143	15,070
NOI	$71,151	$85,378

(1)	Reflects NOI from properties that were wholly-owned for the entirety of the periods presented.

(2)
Same store NOI declined for the three months ended September 30, 2016, as compared to the same period in prior year, primarily due to leasing activity at 222 East 41st Street. In the second quarter of 2016, we terminated Jones Day’s lease, the majority tenant at 222 East 41st Street, and executed a new lease with NYU Langone Medical for the entire property. As a result, we earned a lease termination fee of $6.2 million from Jones Day in the second quarter in lieu of the rent due for third quarter of 2016. The NYU lease commenced in the fourth quarter of 2016.

(3)
Reflects NOI from 51% of the Market Square Buildings for all periods presented. On October 28, 2015, we transferred the Market Square Buildings and the $325.0 million mortgage note to a joint venture, and sold a 49% interest in the joint venture. Our interest in NOI from the Market Square Buildings is included in loss from unconsolidated joint venture for the third quarter of 2016, and in our consolidated results of operations for the third quarter of 2015.

(4)	Reflects activity for the following property acquired since July 1, 2015, for all periods presented: 229 West 43rd Street

(5)
Reflects activity for the following properties sold since July 1, 2015, for all periods presented: 80 Park Plaza, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,
	2016	2015
Net income	$36,898	$20,143
Net interest expense	17,116	22,004
Interest income from development authority bonds	(1,800)	(1,800)
Income tax expense	65	245
Depreciation	26,778	32,441
Amortization	11,895	20,276
Real estate acquisition costs	—	1,680
Gain on sale of real estate assets	(50,412)	(20,182)
Loss on early extinguishment of debt	18,905	2,672
General and administrative	7,467	6,797
Settlement of interest rate swaps	—	1,102
Adjustments include in loss from unconsolidated joint venture	4,239	—
NOI	$71,151	$85,378
Same Store NOI - 51% of Market Square Buildings(1)	(2,301)	(2,948)
NOI from acquisitions(2)	(6,909)	(4,330)
NOI from dispositions(3)	(5,143)	(15,070)
Same Store NOI - wholly-owned properties(4)	$56,798	$63,030

(1)
Reflects NOI from 51% of the Market Square Buildings for all periods presented. On October 28, 2015, we transferred the Market Square Buildings and the $325.0 million mortgage note to a joint venture, and sold a 49% interest in the joint venture. Our interest in NOI from the Market Square Buildings is included in loss from unconsolidated joint venture for the third quarter of 2016, and in our consolidated results of operations for the third quarter of 2015.

(2)	Reflects activity for the following property acquired since July 1, 2015, for all periods presented: 229 West 43rd Street.

(3)
Reflects activity for the following properties sold since July 1, 2015, for all periods presented: 80 Park Plaza, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick,100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

(4)	Reflects NOI from properties that were wholly-owned for the entirety of the periods presented.
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
Related-Party Transactions
During the nine months ended September 30, 2016 and 2015, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	structural repairs at one of our properties with estimated costs, net of recoveries, ranging from $15.0 million to $20.0 million;

•	guaranty of debt of an unconsolidated joint venture of $23.3 million;

•	obligations under operating leases;

•	obligations under capital leases;

•
commitments under existing lease agreements, including a commitment for $70.1 million in leasehold improvements related to a recently executed lease, which is expected to be paid during 2016 and 2017; and

•	litigation.
Subsequent Event
We have evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the following item in addition to those disclosed elsewhere in this report:
Property Disposition
During October 2016, we closed on the sale of the 9127 South Jamaica Street building in Denver, Colorado, as described in Note 3, Real Estate Transactions, of the accompanying financial statements.

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
As of September 30, 2016, we had $99.0 million of outstanding borrowings under the Revolving Credit Facility, which was fully repaid on October 3, 2016, using a portion of the proceeds from the September 30, 2016 sale of the 80 Park Plaza building; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.6 million in 2025 Bonds Payable outstanding; $348.7 million in 2026 Bonds Payable outstanding; and $276.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our debt instruments was 3.42% as of September 30, 2016.
Approximately $1,124.3 million of our total debt outstanding as of September 30, 2016, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2016, these balances incurred interest expense at an average interest rate of 3.94% and have expirations ranging from 2017 through 2026. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, in which we own a 51% interest, our weighted-average interest rate is 3.58%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at September 30, 2016, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended September 30, 2016, we did not purchase or retire any shares in accordance with the Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
July 2016	—	$—	—	$158,683,331
August 2016	—	$—	—	$158,683,331
September 2016	—	$—	—	$158,683,331

(1)	Amounts available for future purchase relate only to our Stock Repurchase Program, and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 27, 2016	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
THIRD QUARTER 2016 FORM 10-Q OF
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

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplement Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.3).
4.5	Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.6	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2016).
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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