Form 10-K
period 2016-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2017-02-09
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016
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
Yes  ☐ No  ☒

As of June 30, 2016, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was $2,268,996,000 based on the closing price as reported by the New York Stock Exchange.
As of January 31, 2017, 122,455,763 shares of common stock were outstanding.

Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2017.

FORM 10-K
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Columbia Property Trust, Inc. and its subsidiaries ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A herein for a discussion of some of the risks and uncertainties, although not all risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements may be included therein.

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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2016, Columbia Property Trust owned 21 office properties and one hotel, which contain approximately 11.0 million square feet of commercial space, located in nine states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through the Market Square Joint Venture, as described in Note 4, Unconsolidated Joint Venture. As of December 31, 2016, the office properties, including 51% of the Market Square buildings, which Columbia Property Trust owns through an unconsolidated joint venture, were approximately 90.6% leased. In January 2017, Columbia Property Trust sold three office properties in Houston, Texas, and the Key Center Tower and Key Center Marriott in Cleveland, Ohio. The terms of these transactions are described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Real Estate Investment Objectives
Columbia Property Trust seeks to invest in and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in the total return to our shareholders. Our primary strategic objective is to generate long-term shareholder returns from a combination of steadily growing cash flows and appreciation in our net asset values, through the acquisition and ownership of high-quality office buildings located principally in high-barrier-to-entry markets. Our value creation and growth strategies are founded in the following:
Targeted Market Strategy
Our portfolio consists of a combination of multi- and single-tenant office properties located primarily in Central Business Districts ("CBD"). We focus our acquisition efforts in select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the major U.S. office markets provide a greater propensity for producing increasing net income and property values over time. We maintain a long-term goal of increasing our market concentrations in order to leverage our scale, efficiency, and market knowledge.
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
Transaction Activity
In connection with furthering the repositioning of our portfolio in furtherance of our real estate investment objectives, we have executed the following real estate transactions in the 2015, 2016, and 2017:

Acquisitions
Property	Location	Rentable Square Feet	Acquisition Date	Purchase Price
2015
229 West 43rd Street Building	New York, NY	481,000	August 4, 2015	$516,000
116 Huntington Avenue Building	Boston, MA	271,000	January 8, 2015	$152,000
315 Park Avenue South Building	New York, NY	327,000	January 7, 2015	$372,000
1881 Campus Commons Building	Reston, VA	244,000	January 7, 2015	$64,000
Dispositions
Property	Location	Rentable Square Feet	Disposition Date	Sale Price
2017
Key Center Tower & Marriott	Cleveland, OH	1,326,000	January 31, 2017	$267,500
Houston Property Sale:		1,187,000	January 6, 2017	$272,000
5 Houston Center	Houston, TX	581,000
Energy Center I	Houston, TX	332,000
515 Post Oak	Houston, TX	274,000
2016
SanTan Corporate Center	Phoenix, AZ	267,000	December 15, 2016	$58,500
Sterling Commerce	Dallas, TX	310,000	November 30, 2016	$51,000
9127 South Jamaica Street	Denver, CO	108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000
2015
1881 Campus Commons Building	Reston, VA	244,000	December 10, 2015	$65,000
11 Property Sale:		2,856,000	July 1, 2015	$433,250
170 Park Avenue Building	Northern NJ	145,000
180 Park Avenue Building	Northern NJ	224,000
1580 West Nursery Road Buildings	Baltimore, MD	315,000
Acxiom Buildings	Chicago, IL	322,000
Highland Landmark III Building	Chicago, IL	273,000
The Corridors III Building	Chicago, IL	222,000
215 Diehl Road Building	Chicago, IL	162,000
544 Lakeview Building	Chicago, IL	139,000
Bannockburn Lake III Building	Chicago, IL	106,000
Robbins Road Buildings	Boston, MA	458,000
550 King Street Buildings	Boston, MA	490,000

Joint Venture
Property Contributed to Joint Venture	Location	% Sold / Retained	Rentable Square Feet	Closing Date	Contributed Value
2015
Market Square Buildings	Washington, D.C.	49%/51%	698,000	October 28, 2015	$595,000

Segment Information
As of December 31, 2016, our reportable segments are determined based on the geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 15, Segment Information, to the accompanying consolidated financial statements.
Employees
As of December 31, 2016, we employed 90 people.
Competition
Leasing real estate is highly competitive in the current market. As a result, we experience competition for high-quality tenants from owners and managers of competing projects. Therefore, we may experience delays in re-leasing vacant space; or we may have to provide rent concessions, incur charges for tenant improvements, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. In addition, we are in competition with other potential buyers for the acquisition of the same properties, which may result in an increase in the amount we must pay to purchase a property. Further, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Concentration of Credit Risk
We are dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations. Based on our 2016 annualized lease revenue, no single tenant accounts for more than 8% of our portfolio.
Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website, http://www.columbia.reit, or through a link to the http://www.sec.gov website. The information contained on our website is not incorporated by reference herein. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
We are competing for real estate investments with other REITs; real estate limited partnerships, pension funds and their advisors; bank and insurance company investment accounts; individuals; and other entities. The market for high-quality commercial real estate assets is highly competitive given how infrequently those assets become available for purchase. As a result, many real estate investors, including us, face aggressive competition to purchase quality office real estate assets. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.
Economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
Although U.S. macroeconomic conditions continued to be relatively stable during 2016, several economic factors, including increases in interest rates, have adversely affected the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 90.6% leased at December 31, 2016, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2016 annualized lease revenue, approximately 10% of leases expire in 2017, 9% of leases expire in 2018, and 4% of leases expire in 2019 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	inability to finance property redevelopment or acquisitions on favorable terms;

•	the relative illiquidity of real estate investments;

•	changes in space utilization by our tenants due to technology, economic conditions, and business culture;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of rising or higher interest rates and tight money supply.
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as San Francisco, California; New York City, New York; Washington, D.C.; Boston, Massachusetts; and Atlanta, Georgia, may have a greater impact on our overall occupancy levels and rental rates and therefore our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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
Real estate investments are illiquid; our inability to sell a property when we plan to do so could limit our operational and financial flexibility, including our ability to pay cash distributions to our stockholders.
Because real estate investments are relatively illiquid, our ability to sell promptly one or more properties in our portfolio in response to changing economic, financial, and investment conditions may be limited. Purchasers may not be willing to pay acceptable prices for properties that we wish to sell. General economic conditions, availability of financing, interest rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. Therefore, we may be unable to sell a property for the price, on the terms, or within the time frame that we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to our stockholders. Furthermore, our properties' market values depend principally upon the value of the properties' leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers for any such property, and property resale values may suffer, which could result in lower returns for our stockholders.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, or materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in San Francisco, California, an area especially susceptible to earthquakes, and collectively, these properties represent approximately 26% of our 2016 Annualized Lease Revenue, as described in Item 2, Properties. Because these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely effected.
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

As of January 31, 2017, our total consolidated indebtedness was approximately $1.4 billion, which includes a $150.0 million term loan, $700.0 million of bonds, and $274.6 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and a $300.0 million term loan, and no outstanding borrowings on our variable-rate line of credit. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility (the "Revolving Credit Facility") and our two unsecured term loan facilities, each includes a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities. If any of our properties are foreclosed due to a default, our ability to pay cash distributions to our stockholders will be limited.
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
Our senior unsecured debt is rated investment grade by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization, and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, property development risks, industry conditions, and contingencies. Therefore, any deterioration in our operating performance could cause our investment-grade rating to come under pressure. Our corporate credit rating at Standard & Poor's Ratings Service is currently "BBB" with a stable outlook, and our corporate credit rating at Moody's Investor Service is currently "Baa2" with a stable outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loan, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
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

We entered into a joint venture arrangement for one of our properties in 2015 and in the future may acquire properties in or contribute properties to joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. We are also subject to risk in cases where an institutional owner is our joint venture partner, including (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
Section 404 of the Sarbanes-Oxley Act of 2002, requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.

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
In addition, the stock markets, and in particular The New York Stock Exchange (the "NYSE"), have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many real estate companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business. Furthermore, we currently have limited research coverage by securities and industry analysts. If additional securities or industry analysts do not commence coverage of our company, the long-term trading price for our common stock could be negatively impacted. If one or more of present or future analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
Our common stock has experienced and may continue to experience low trading volumes, which may make it more difficult for you to sell your shares at any given time at prevailing prices.
The daily trading volumes for our common stock are, and may continue to be, relatively small compared to many other publicly traded securities. For example, since our listing, our average daily trading volume per month has been as low as 355,000 shares. If our stock continues to experience low trading volumes, it may be difficult for individuals to sell their shares when they want and at a price that is desirable to them. Furthermore, low trading volumes for our common stock may cause the price of our stock to be highly volatile.
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
Until January 31, 2017, we owned one hotel property. However, under the Code, REITs are not allowed to operate hotels directly or indirectly. Accordingly, our hotel property was leased to our taxable REIT subsidiary (the "TRS"). As lessor, we were entitled to base rent and percentage rent, calculated based on the gross receipts from the operation of the hotel property. Marriott Hotel Services, Inc. managed the hotel under the Marriott® name pursuant to a management contract with the TRS as lessee. While the TRS structure allowed the economic benefits of ownership to flow to us, the TRS was subject to tax on its income from the operations of the hotel at the federal and state levels. In addition, the TRS continues to be subject to detailed tax regulations that affect how it may be capitalized and operated. If the tax laws applicable to our TRS changed, we could have been forced to modify the structure for owning our hotel property or selling our hotel property, which may have adversely affected our cash flows. In addition, the Internal Revenue Service, the U. S. Department of the Treasury, and Congress frequently review federal income tax legislation, and we cannot predict whether, when, or to what extent new federal tax laws, regulations, interpretations, or rulings will be adopted. Any of such actions may prospectively or retroactively modify the tax treatment of the TRS and, therefore, may adversely affect after-tax returns from the hotel property.
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
Overview
As of December 31, 2016, we owned interests in 21 office properties and one hotel located in nine states and the District of Columbia. All of the properties are wholly owned except for one, which is owned through an unconsolidated joint venture. As of December 31, 2016, our office properties, including 51% of the Market Square buildings, which we own through an unconsolidated joint venture, were approximately 90.6% leased. In January 2017, Columbia Property Trust sold three office properties in Houston, Texas, and the Key Center Tower and Key Center Marriott in Cleveland, Ohio. The terms of these transactions are described in Note 3, Real Estate Transactions.
Property Statistics
The tables below include statistics for the 21 properties that we own directly and 51% of the Annualized Lease Revenue for the Market Square buildings, which we own through an unconsolidated joint venture. Annualized Lease Revenue is an operating metric, calculated as (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases as of December 31, 2016, as well as leases executed but not yet commenced for vacant space, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract. Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.
The following table shows lease expirations of our office properties as of December 31, 2016, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	2016 Annualized Lease Revenue (in thousands)(1)	Rentable Square Feet (in thousands)(2)	Percentage of 2016 Annualized Lease Revenue
Vacant	$—	965	—%
2017	39,102	884	10%
2018	36,727	739	9%
2019	16,666	251	4%
2020	32,527	799	8%
2021	61,486	1,780	16%
2022	34,412	789	9%
2023	19,252	378	5%
2024	14,857	267	4%
2025	37,327	1,146	9%
2026	37,402	882	9%
Thereafter	65,997	1,440	17%
	$395,755	10,320	100%

(1)	Includes Annualized Lease Revenue of $22.0 million from our 51% interest in the Market Square Joint Venture.

(2)	Includes 272,000 square feet for the Market Square Buildings, which amount is prorated to reflect our 51% interest in the Market Square Joint Venture.

The following table shows the geographic locations of our office properties as of December 31, 2016. For more information about our geographic locations, see Note 15, Segment Information, of the accompanying consolidated financial statements.

Location	2016 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2016 Annualized Lease Revenue
San Francisco	$104,731	1,765	26%
New York	99,258	1,782	25%
Atlanta	37,300	1,572	9%
Washington, D.C.(1)	34,639	519	9%
Boston	11,709	217	3%
Los Angeles	7,967	249	2%
Other(2)	100,151	3,251	26%
	$395,755	9,355	100%

(1)
Includes Annualized Lease Revenue of $22.0 million from our 51% interest in the Market Square Joint Venture; and includes 272,000 square feet for the Market Square Buildings, which amount is prorated to reflect our 51% interest in the Market Square Joint Venture.

(2)	No more than 11% is attributable to any individual geographic location.
The following table shows the industry breakdown of our office tenants as of December 31, 2016.

Industry	2016 Annualized Lease Revenue (in thousands)(1)	Leased Square Feet (in thousands)(2)	Percentage of 2016 Annualized Lease Revenue
Business Services	$68,148	1,077	17%
Depository Institutions	61,748	1,666	16%
Legal Services	41,529	912	10%
Communications	28,642	1,042	7%
Security and Commodity Brokers	26,457	388	7%
Engineering & Management Services	23,682	476	6%
Health Services	19,448	455	5%
Electric, Gas, and Sanitary Services	18,466	866	5%
Nondepository Institutions	14,169	264	4%
Heavy Construction	12,646	332	3%
Other(3)	80,820	1,877	20%
	$395,755	9,355	100%

(1)	Includes Annualized Lease Revenue of $22.0 million from our 51% interest in the Market Square Joint Venture.

(2)	Includes 272,000 square feet for the Market Square Buildings, which amount is prorated to reflect our 51% interest in the Market Square Joint Venture.

(3)	No more than 3% is attributable to any individual industry.

The following table shows the major tenants of our office properties as of December 31, 2016.

Tenant	2016 Annualized Lease Revenue (in thousands)(1)	Percentage of 2016 Annualized Lease Revenue
Wells Fargo	$28,640	7%
AT&T	22,278	6%
Pershing	18,471	5%
Credit Suisse	16,082	4%
Westinghouse	15,778	4%
NYU	14,802	4%
Yahoo!	14,423	4%
KeyBank	13,939	4%
Foster Wheeler	12,646	3%
Other(2)	238,696	59%
	$395,755	100%

(1)	Includes Annualized Lease Revenue of $22.0 million from our 51% interest in the Market Square Joint Venture.

(2)	No more than 3% is attributable to any individual tenant.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
Our common stock was listed on the NYSE, on October 10, 2013 under the symbol "CXP." Prior to October 10, 2013, our common stock was not listed on a national securities exchange and there was no established public trading market for our shares. As of January 31, 2017, we had approximately 122.5 million shares of common stock outstanding held by a total of 47,695 stockholders of record.
The closing high and low prices for our stock and dividends declared during 2016 and 2015 were as follows:

	High	Low	Dividends
2016 Quarters:
First	$23.20	$19.81	$0.30
Second	$22.77	$20.20	$0.30
Third	$24.63	$21.24	$0.30
Fourth	$22.22	$20.47	$0.30
2015 Quarters:
First	$27.67	$24.08	$0.30
Second	$27.45	$24.55	$0.30
Third	$25.30	$21.16	$0.30
Fourth	$25.97	$23.21	$0.30
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

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500 Index, Morgan Stanley REIT Index, and the FTSE NAREIT US Real Estate Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2016. The graph assumes a $100 investment in each of the indices on October 10, 2013, and the reinvestment of all dividends.

Index	October 10, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Columbia Property Trust	$100.00	$112.10	$119.00	$115.70	$112.50
S&P 500 Index	$100.00	$109.70	$124.70	$126.40	$141.50
Morgan Stanley REIT Index	$100.00	$97.70	$127.38	$130.60	$141.90
FTSE NAREIT US Real Estate Index	$100.00	$97.68	$127.40	$131.30	$141.60

Share Repurchases
On September 4, 2015, our board of directors approved a stock repurchase program, which authorizes us to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017 (the "Stock Repurchase Program"). During the quarter ended December 31, 2016, we purchased and retired the following shares in accordance with the Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(2)
October 2016	—	$—	—	$158,683,331
November 2016(1)	1,150,822	$21.522	1,150,822	$133,914,903
December 2016(1)	143,110	$20.963	143,110	$130,914,930

(1)	All activity for November and December 2016 relates to the Stock Repurchase Program, as described above.

(2)	Amounts available for future purchase relate only to our Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.
Unregistered Issuance of Securities
During the years 2016, 2015, and 2014, we did not issue any securities that were not registered under the Securities Act of 1933.
Securities Authorized for Issuance under Equity Compensation Plans
We have reserved 2,000,000 shares of common stock for issuance under our long term incentive plan (the "LTIP") and 25,000 shares of common stock under the a director stock option plan (the "Independent Director Stock Option Plan"). See Note 8, Equity, to the accompanying consolidated financial statements, for more information about these plans. The LTIP was approved by our stockholders in 2013, and the Independent Director Stock Option Plan was approved by our stockholders in 2003, before we commenced our initial public offering and suspended on April 24, 2008. The following table provides summary information about securities issuable under our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Common stock issued under the LTIP	Number of securities remaining available for future issuance under equity compensation plans(1)
Equity compensation plans approved by security holders	1,375	$48.00	570,054	1,447,571
Equity compensation plans not approved by security holders	—	—	—	—
Total	1,375	$48.00	570,054	1,447,571

(1)	Includes 1,429,946 shares reserved for issuance under the LTIP and 17,625 shares reserved for issuance under the Independent Director Stock Option Plan.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2016, 2015, 2014, 2013, and 2012 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2016	2015	2014	2013	2012
Total assets(1)	$4,299,793	$4,678,118	$4,734,240	$4,587,301	$5,724,652
Total stockholders' equity	$2,502,768	$2,614,194	$2,733,478	$2,787,823	$3,163,980
Outstanding debt	$1,424,602	$1,735,063	$1,680,066	$1,489,179	$1,650,296
Outstanding long-term debt	$1,302,602	$1,577,063	$1,469,245	$1,477,563	$1,621,541
Obligations under capital leases	$120,000	$120,000	$120,000	$120,000	$586,000

	Years Ended December 31,
	2016	2015	2014	2013	2012
Total revenues(2)	$473,543	$566,065	$540,797	$526,578	$494,271
Loss from unconsolidated joint venture	$(7,561)	$(1,142)	$—	$—	$—
Net income	$84,281	$44,619	$92,635	$15,720	$48,039

Net cash provided by operating activities	$193,091	$223,080	$236,906	$218,329	$252,839
Net cash provided by (used in) investing activities	$525,613	$(576,699)	$(23,788)	$495,389	$31,047
Net cash provided by (used in) financing activities	$(535,264)	$263,474	$(163,183)	$(667,417)	$(269,729)
Distributions paid(3)	$148,474	$112,570	$149,962	$191,473	$256,020
Net proceeds raised through issuance of our common stock(3)	$—	$—	$—	$46,402	$118,388
Net debt and bond proceeds (repayments)(3)	$(311,769)	$378,995	$(11,739)	$(160,940)	$(28,191)
Acquisitions, earnest money paid, and investments in real estate(3)	$(39,521)	$(1,145,402)	$(416,991)	$(44,856)	$(233,798)
Per weighted-average common share data:
Net income – basic(4)	$0.68	$0.36	$0.74	$0.12	$0.35
Net income – diluted(4)	$0.68	$0.36	$0.74	$0.12	$0.35
Distributions declared(4)	$1.20	$1.20	$1.20	$1.44	$1.88
Weighted-average common shares outstanding – basic(4)	123,130	124,757	124,860	134,085	136,672
Weighted-average common shares outstanding – diluted(4)	123,228	124,847	124,918	134,085	136,672

(1)
The amounts for 2014 through 2012 have been adjusted to conform with 2016 and 2015 presentation by reclassifying debt issuance costs on the accompanying consolidated balance sheets, other than those related to our revolving credit facility, from a deferred financing costs asset to an offset to line of credit, term loans, and notes payable liability and bonds payable.

(2)
The amounts for 2014 through 2012 have been adjusted to classify revenues generated by certain sold properties as discontinued operations (see Note 12, Discontinued Operations, to the accompanying consolidated financial statements).

(3)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(4)
Where applicable, share and per-share amounts have been retroactively adjusted to reflect the impact of the August 14, 2013, four-for-one reverse stock split for all periods presented (See Note 8, Equity, to the accompanying consolidated financial statements).

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Overview
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns from a combination of growing cash flows and appreciation in the values of our properties, through investments in high-quality office properties located principally in high-barrier-to-entry markets. Capital recycling initiatives have enabled us to improve our concentration in key markets and central business districts, as well as to reduce our exposure to single-tenant assets. During 2015 and 2016, we sold 18 properties in outlying markets for approximately $1.2 billion, and reinvested those proceeds in acquisitions in New York and Boston, and in targeted capital improvements for our existing portfolio. In January of 2017, we sold five additional assets for $0.5 billion, which allowed us to exit the Houston and Cleveland markets. This year, we will be focused on reinvesting those proceeds into strategic opportunities within our key markets. We typically target acquisition opportunities that are competitive within the top tier of their markets, or will be repositioned as such through value-add initiatives. We believe that these investment objectives will allow us to optimize our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, and at the same time, continue to increase our portfolio allocations to central business districts and multi-tenant buildings. Transitioning the portfolio to more growth-oriented, value-add properties is likely to cause some dilution in earnings for a period of time; however, we believe that this transition will improve our growth potential over the longer term.
In 2017, leasing will continue to be a key area of focus, both of vacant space and in managing upcoming expirations. During 2016, we leased 1.1 million square feet of space, and addressed some of our most significant near-term expirations:

•
In April, we executed a 30-year, full building lease of 390,000-square feet at the 222 East 41st Street property in New York, which replaced a lease for the majority of the building that was scheduled to expire later in 2016;

•
In June, we executed a 130,000-square foot, full-building lease renewal at the SanTan Corporate Center in Phoenix, Arizona, for one of the two buildings. The lease rolled rents up slightly with a long-time tenant, and positioned the property to be sold at favorable terms in December.

•	In June, we executed a 35,000-square-foot lease at the 315 Park Avenue South Building in New York, which brought the property to 97% leased; and

•	In November, we executed a 15-year, 69,000-square-foot lease at the 80 M Street Building in Washington, D.C., which, along with other leasing at the property, brought it to 87% leased.
We continue to maintain a flexible balance sheet with low leverage and an emphasis on unsecured borrowings. During 2015 and 2016, we refinanced approximately $1.3 billion of unsecured debt and repaid $371.5 million of mortgage loans. As a result, over this period, we extended our weighted-average debt maturity from 3.3 years to 6.1 years(1), decreased our weighted-average cost of borrowing from 4.24% per annum to 3.63%(1) per annum, and increased our unencumbered pool of assets as a percentage of gross real estate assets from 61.7% to 78.8%(1). Further, our board of directors adopted a stock repurchase program that authorizes us to buy up to $200.0 million of our common stock through September of 2017. We believe such a program enables us to benefit from market downturns, which may cause our stock to be undervalued from time to time. In 2016, we repurchased $52.8 million of our common stock.

(1)	Statistics include 51% of the debt held by the the Market Square Joint Venture, in which we own an interest through an unconsolidated joint venture.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Historically, our portfolio has been more than 90% leased. During 2016 and 2015, our average portfolio percentage leased ranged from 90.6% to 93.3%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues.

	Years Ended December 31,
	2016		2015
Total number of leases	54		75
Weighted-average lease term (months)	316		163
Square feet of leasing - renewal(1)	275,653		757,283
Square feet of leasing - new(1)	746,290		486,572
Total square feet of leasing(1)	1,021,943		1,243,855
Rent leasing spread - renewal(2)	27.4%		13.3%
Rent leasing spread - new(2)(3)	18.5%	(4)	49.9%
Rent leasing spread - all leases(2)(3)	19.0%		27.4%	(5)
Tenant improvements, per square foot - renewal	$35.75		$27.91
Tenant improvements, per square foot - new	$162.03	(4)	$76.20
Tenant improvements, per square foot - all leases	$155.16		$49.70
Leasing commissions, per square foot - renewal	$14.31		$12.46
Leasing commissions, per square foot - new	$41.91	(4)	$40.06
Leasing commissions, per square foot - all leases	$40.41		$24.91

(1)	Includes 51% of the leasing at the Market Square buildings, which we own through an unconsolidated joint venture.

(2)	Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads are only calculated for new leases on tenant spaces that have been vacant less than one year.

(4)
In the second quarter of 2016, we executed a new 390,000-square-foot, 30-year lease at our 222 East 41st Street property with NYU Langone Medical, which resulted in positive rent leasing spreads of 14.4%, tenant improvements of $180.10 per square foot, and leasing commissions of $44.90 per square foot.

(5)
In 2015, rent leasing spreads were positive due to a lease expansion and extension with the anchor tenant at our 221 Main Street building in San Francisco, California, and a new lease for 45,000 square feet at 315 Park Avenue South in New York, partially offset by the impact of a lease renewal with CH2M at South Jamaica Street.

Over the next 12 months, approximately 755,000 square feet of our leases (approximately 8.8% of our office portfolio based on revenues) are scheduled to expire. Approximately 354,000 of this total relates to a lease with OfficeMax at our 263 Shuman Boulevard property. The tenant vacated this property in the second quarter of 2015, and we are in the process of working to transfer this property to the lender. The remainder of the near-term expirations primarily relates to our properties in New York and San Francisco, and we expect to replace these leases with starting rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Beginning with the first quarter of 2017, our board of directors has elected to reduce the quarterly stockholder distribution rate from $0.30 per share to $0.20 per share to adjust to a payout level consistent with our current investment objectives. We’ve transformed the composition of our portfolio by selling suburban assets, and acquiring assets in high-barrier to entry markets, which offer lower initial yields and higher potential for growth over time. We believe the new dividend rate is sustainable over the near and medium term, and offers the potential for growth over the long-term.

Short-term Liquidity and Capital Resources
During 2016, we generated net cash flows from operating activities of $193.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $148.5 million.
During 2016, we generated net proceeds of $603.7 million from property sales and issued $350.0 million of bonds payable.  We used these proceeds to repay debt ($655.0 million), fund leasing and capital projects ($88.1 million) and repurchase shares of our common stock ($54.0 million). In January, we generated an additional $526.5 million from the sale of Houston and Key Center assets.
Over the short-term, we expect our primary sources of capital to be operating cash flows and future debt financings. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our other current obligations as they come due, including 2017 debt maturities of $122.0 million. As of January 31, 2017, we had access to the entire $500 million borrowing capacity under the Revolving Credit Facility, in addition to $671.8 million of cash on hand.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the cost of our assets. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2016, our debt-to-real-estate-asset ratio, including 51% of the debt and real estate at the Market Square Joint venture, in which we own an interest through an unconsolidated joint venture, was approximately 34.6%.
Revolving Credit Facility
Our Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two six-month extension options. As of December 31, 2016, we had no outstanding balance on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at the London Interbank Office Rate ("LIBOR"), plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate additional amount of up to $400 million, subject to certain limitations.
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
We have a $150.0 million unsecured, single-draw term loan, which matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) base rate, plus an applicable margin ranging from 0.40% to 1.35% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.52%.

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility contain the following restrictive covenants:

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
As of December 31, 2016, we believe we were in compliance with the restrictive covenants on these outstanding debt obligations.
Bonds Payable
In August 2016, we issued $350.0 million of ten-year, unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable") under our Universal Shelf Registration Statement (defined below). We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million, which were used to prepay our $250 million bonds payable, originally due in April of 2018. The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, we issued $350.0 million of ten-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement (the "2025 Bonds Payable"). We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million, a portion of which was used to repay a bridge loan, which was originated in January 2015. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
The restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable as defined pursuant to an indenture include:

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
As of December 31, 2016, we believe we were in compliance with the restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
Debt Repayments, Maturities, and Interest Payments
During 2016 and 2015, we made the following debt repayments:

•
On October 3, 2016, a portion of the proceeds from the sale of the 80 Park Plaza Property was used to repay the $99.0 million remaining outstanding balance on our Revolving Credit Facility. No additional borrowings were made against the Revolving Credit Facility during the remainder of 2016.

•
On September 2, 2016, the proceeds from the 2026 Bonds Payable, as described above, were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes due April 2018, including a $17.9 million make-whole payment reflected as an early loss on extinguishment of debt in the accompanying consolidated statement of operations.

•
On June 30, 2016, we used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016, resulting in the write off approximately $10,000 of related unamortized financing costs, which are included in loss on early extinguishment in the accompanying statements of operations.

•
On April 1, 2016, we repaid the $119.0 million remaining on our $300 million, six-month unsecured loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015. The $300 Million Bridge

Loan was scheduled to mature on August 4, 2016. We recognized a loss on early extinguishment of debt of $82,000 related to unamortized deferred financing costs.

•
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

•
On June 1, 2015, we repaid the mortgage note for the 333 Market Street Building for $206.5 million and the related interest rate swap agreement expired. The maturity date for the 333 Market Street Building mortgage note was July 1, 2015.

•
On July 1, 2015, in connection with the 11 Property Sale, as described in Note 3, Real Estate Transactions, to the accompanying financial statements, we repaid the mortgage note for the 215 Diehl Road Building, one of the properties included in the 11 Property Sale, for $21.0 million. As a result, we recognized a loss on early extinguishment of debt of $2.1 million, primarily as a result of a prepayment premium. The maturity date for the 215 Diehl Road Building mortgage note was July 1, 2017.

•	On July 13, 2015, we repaid the $105.0 million mortgage note on the 100 East Pratt Street Building at par. The maturity date for the 100 East Pratt Street Building mortgage note was June 11, 2017.
During 2016 and 2015, we made interest payments of approximately $27.8 million and $54.0 million, respectively, related to our line of credit and notes payable. Interest payments on the 2026 Bonds Payable begin in February 2017. Interest payments of $28.0 million and $22.7 million were made on the 2025 Bonds Payable and the 2018 Bonds Payable during 2015 and 2016, respectively.
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
Contractual Commitments and Contingencies
As of December 31, 2016, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations(1)	$1,590,353	$127,728	$146,875	$300,000	$1,015,750
Interest obligations on debt(1)(2)	362,006	54,267	99,486	84,680	123,573
Capital lease obligations(3)	120,000	—	—	120,000	—
Operating lease obligations	208,442	2,642	5,342	5,342	195,116
Total	$2,280,801	$184,637	$251,703	$510,022	$1,334,439

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, in which we own an interest through an unconsolidated joint venture. The Market Square Joint Venture holds a $325 million mortgage note on the Market Square Buildings, bearing interest at 5.07% and maturing on July 1, 2023. We guarantee $16.1 million of the Market Square Buildings note payable (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable). Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $7.2 million during 2016, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

Results of Operations
Overview
As of December 31, 2016, we owned 21 office properties, which were approximately 90.6% leased, including 51% of the Market Square buildings, which we own through an unconsolidated joint venture, and one hotel. Our period-over-period operating results are heavily impacted by the real estate activities set forth in the Transaction Activity section of Item 1, Business, which include acquisitions, dispositions and the transfer of the Market Square Buildings to an unconsolidated joint venture. Other than real estate transactions, we expect real estate operating income to fluctuate primarily based on leasing activity over the near-term.

Comparison of the year ended December 31, 2016 versus the year ended December 31, 2015
Rental income was $366.2 million for 2016, which represents a decrease from $436.0 million for 2015. The decrease is primarily due to current year and prior year dispositions ($53.0 million); transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015 ($30.9 million); and vacancy at our 222 East 41st Street property for a portion of 2016 ($7.4 million), while the building was being prepared for NYU's Langone Medical lease to commence, partially offset by additional rental income from the acquisition of the 229 West 43rd Street Building in August 2015 ($19.9 million). We expect future rental income to fluctuate based on leasing, acquisition, and disposition activity.
Tenant reimbursements and property operating costs were $69.8 million and $155.0 million, respectively, for 2016, which represents a decrease from $99.7 million and $188.1 million, respectively, for 2015. The decrease in property operating costs is due to dispositions ($23.4 million) and the transfer of the Market Square Buildings to a joint venture ($16.4 million), partially offset by additional property operating costs from the acquisition of the 229 West 43rd Street Building ($6.6 million). The proportional decrease in tenant reimbursements is also due to dispositions ($17.3 million) and the transfer of the Market Square Buildings to a joint venture ($9.4 million), partially offset by additional tenant reimbursements from the acquisition of the 229 West 43rd Street Building ($2.9 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $4.0 million for 2016, which represents a decrease as compared with $4.7 million for 2015, primarily due to a higher level of group bookings and meetings at the hotel in 2015. The Key Center Marriott was sold in January of 2017.
Other property income was $14.9 million for 2016, which represents an increase as compared with $6.1 million for 2015, primarily due to an early termination at our 222 East 41st Street property ($6.8 million) and additional management fees earned from the Market Square Joint Venture in 2016 ($2.4 million), as described in Note 4, Unconsolidated Joint Venture, to the accompanying consolidated financial statements. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees were $1.4 million for 2016, which represents a decrease as compared with $1.8 million for 2015, primarily due to transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015. Future asset and property management fees are expected to fluctuate with future acquisition and disposition activity.
Depreciation was $108.5 million for 2016, which represents a decrease as compared with $131.5 million for 2015, primarily due to dispositions ($16.3 million) and transferring the Market Square Buildings to a joint venture ($11.6 million), partially offset by additional depreciation from the acquisition of the 229 West 43rd Street Building in August 2015 ($5.4 million). Excluding the impact of additional acquisitions and dispositions, depreciation is expected to increase in future periods due to ongoing capital improvements at our existing properties.
Amortization was $56.8 million for 2016, which represents a decrease as compared with $87.1 million for 2015. The decrease is primarily due to dispositions ($16.1 million); intangibles written off related to the expiration or termination of leases ($9.8 million); and transferring the Market Square Buildings to a joint venture ($5.9 million); partially offset by additional amortization from the acquisition of the 229 West 43rd Street Building in August 2015 ($2.6 million). We expect future amortization to fluctuate primarily as a result of future leasing activity, acquisitions, and dispositions.
General and administrative expenses were $33.9 million for 2016, which represents an increase from $29.7 million for 2015. The increase is due to costs incurred to develop our regional management and investment platform ($2.9 million), and additional vesting under our stock-based incentive compensation plan ($1.0 million). We expect future general and administrative expenses to increase as a result of transitioning our long-term incentive plan from a one-year performance period to a three-year performance period, beginning in 2017.
We incurred acquisition expenses of $3.7 million for 2015, in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building, in New York, in August 2015. See Note 3, Real Estate Transactions, to the accompanying financial statements for additional details. We expect future acquisition expenses to fluctuate with acquisition activity.
Interest expense was $67.6 million for 2016, which represents a decrease as compared with $85.3 million for 2015, primarily due to transferring the Market Square mortgage note to a joint venture ($13.6 million) and repaying mortgage loans ($5.4 million), partially offset by the 2025 Bonds Payable outstanding for the entire year ($3.0 million). We expect interest expense to continue to fluctuate based on acquisition activity in the near-term.
Interest and other income was stable at $7.3 million for 2016 and 2015. Interest income is expected to remain at comparable levels in future periods, as the majority of this income is earned on investments in development authority bonds with a remaining term of approximately five years as of December 31, 2016. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.1 million for 2015, primarily due to the settlement of the swap related to a $450 million term loan, which was replaced with other unsecured borrowings in July 2015. We anticipate that future gains and losses on interest rate swaps that do not qualify for hedge accounting treatment will fluctuate, primarily due to changes in the estimated fair value of our interest rate swaps relative to then-current market conditions. Market value adjustments to swaps that qualify for hedge accounting treatment are recorded directly to equity and therefore do not impact net income.
We recognized a loss on early extinguishment of debt of $19.0 million and $3.1 million in 2016 and 2015, respectively. In 2016, we incurred an early redemption premium on the settlement of the 2018 Bonds Payable of $17.9 million, and write offs of deferred financing costs in connection with other early repayments. In 2015, we incurred a prepayment premium of $2.1 million related to the early repayment of the 215 Diehl Building mortgage note, approximately two years prior to its maturity and write offs of deferred financing costs in connection with other early repayments. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from unconsolidated joint venture of $7.6 million for 2016, which represents a increase as compared with a loss of $1.1 million for 2015. The Market Square Joint Venture was formed on October 28, 2015. Since inception, real estate operating income from the Market Square Buildings has been reduced by interest incurred on the property's $325 million mortgage note, and the Market Square Buildings had slightly decreased occupancy during 2016. Future income or loss from unconsolidated joint venture will fluctuate with operating activity at the Market Square Buildings.
We recognized gains on sales of real estate assets of $72.3 million in 2016, as a result of selling six properties in separate transactions for an aggregate of $660.5 million, exclusive of transaction costs. We recognized gains on sales of real estate assets of $23.9 million in 2015, as a result of selling 12 properties for an aggregate of $498.3 million, exclusive of transaction costs, and the sale of a 49% interest in the Market Square Buildings for a gross sales price of $120.0 million. See Note 3, Real Estate Transactions, of the accompanying financial statements, for additional details of these dispositions. We expect future gains on sales of real estate assets will fluctuate with disposition activity.
Net income was $84.3 million, or $0.68 per basic and diluted share, for 2016, which represents an increase from $44.6 million, or $0.36 per share, for 2015. The increase is due to additional year-over-year gains on sales of real estate ($48.5 million) and a decrease in interest expense and other financing costs ($17.7 million), partially offset by additional year-over-year losses on early extinguishment of debt ($15.8 million), lower earnings due to property sales ($5.3 million), and increase in equity in loss of unconsolidated joint venture ($6.4 million) due to reduced occupancy at the Market Square Buildings. See "Supplemental Performance Measures" section below for our same store results compared with the prior year period. We expect future earnings to fluctuate as a result of leasing activity at our existing properties, our planned near-term dispositions, and acquisition activity.
Comparison of the year ended December 31, 2015 versus the year ended December 31, 2014
Rental income was $436.0 million for 2015, which represents an increase from $414.5 million for 2014. The increase includes additional rental income from properties acquired in 2014 and 2015 ($74.3 million), partially offset by selling properties during the same periods and transferring the Market Square Buildings to a joint venture on October 28, 2015 ($51.1 million).
Tenant reimbursements were relatively stable at $99.7 million and $95.4 million for 2015 and 2014, respectively. Property operating costs were $188.1 million for 2015, which represents an increase as compared with $163.7 million for 2014, primarily due to properties acquired during 2014 and 2015 ($32.2 million), partially offset by selling properties during the same periods and transferring the Market Square Buildings to a joint venture on October 28, 2015 ($14.0 million). Tenant reimbursements and property operating costs related to our joint venture interest in the Market Square Buildings (51%) are included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations. Tenant reimbursements did not increase at the same pace as property operating costs, primarily due to a lease contraction at one of our properties, and a prior year property tax refund received in the current year.
Hotel income, net of hotel operating costs, was $4.7 million for 2015, which represents an increase as compared with $4.1 million for 2014, due to additional group bookings and meetings at the hotel.
Other property income was $6.1 million for 2015, which represents a decrease as compared with $8.0 million for 2014, primarily due to fluctuations in lease termination activity.
Asset and property management fees were $1.8 million for 2015, which represents a decrease as compared with $2.3 million for 2014, primarily as a result of savings generated from bringing asset and property management services in house during 2015 for properties in San Francisco ($1.1 million), partially offset by incurring additional property management and asset management fees for properties acquired in 2015 ($0.7 million).
Depreciation was $131.5 million for 2015, which represents an increase as compared with $117.8 million for 2014, primarily due to recent acquisitions ($25.8 million), partially offset by recent dispositions and transferring the Market Square Buildings to a joint venture on October 28, 2015 ($15.4 million). Depreciation related to our joint venture interest in the Market Square Buildings (51%) is included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations.
Amortization was $87.1 million for 2015, which represents an increase as compared with $78.8 million for 2015, primarily due to recent acquisitions ($25.5 million), partially offset by properties sold and transferring the Market Square Buildings to a joint venture on October 28, 2015 ($13.8 million), and prior-period write offs at our existing properties ($2.4 million). Amortization related to our joint venture interest in the Market Square Buildings (51%) is included in loss from unconsolidated joint venture on the accompanying consolidated statement of operations.
In 2015, we did not recognize any impairment losses. In 2014, we recognized the following impairment losses in connection with changing our investment strategy and disposition expectations for the following assets: $13.6 million on the 160 Park Avenue Building in Florham Park, New Jersey, in the first quarter of 2014 (sold in June 2014); $1.4 million on the 200 South Orange Building in Orlando, Florida, in the second quarter of 2014 (sold in June 2014); and $10.1 million on the Bannockburn Lake III Building in Bannockburn, Illinois, in the fourth quarter of 2014 (sold in July 2015).
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
We incurred acquisition expenses of $3.7 million for 2015 in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building, in New York in August 2015. We incurred acquisition expenses of $14.1 million for 2014, in connection with acquiring the 221 Main Street Building and the 650 California Street Building in San Francisco in 2014. See Note 3, Real Estate Transactions, to the accompanying financial statements for additional details.
Interest expense was $85.3 million for 2015, which represents an increase as compared with $75.7 million for 2014, primarily due to interest incurred on the 2025 Bonds Payable issued in March 2015 ($11.6 million) and the full year impact of the notes payable assumed with the properties acquired in 2014 ($4.1 million), partially offset by mortgages settled during 2015 ($5.6 million). See Note 5, Line of Credit and Notes Payable, to the accompanying financial statements, for additional details.
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
We recognized a loss on interest rate swaps that do not qualify for hedge accounting treatment of approximately $1.1 million for 2015, as compared with $0.4 million for 2014. The $1.1 million loss in 2015 is primarily due to the settlement of the swap related to a $450 million term loan, which was replaced with other unsecured borrowings in July 2015.
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
We recognized a loss from unconsolidated joint venture of $1.1 million from the time we entered into the joint venture on October 28, 2015 through year end, as income from operations at the Market Square Buildings is offset by interest expense related to the $325 million mortgage note on the property.
We recognized gains on sales of real estate assets of $23.9 million and $75.3 million in 2015 and 2014, respectively.In July 2015, we sold 12 properties for aggregate gross proceeds of $498.3 million, exclusive of transaction costs, yielding total gains on sales of real estate assets of $20.8 million; and, in October 2015, we sold a 49% interest in the Market Square Buildings for a gross sales price of $120.0 million, resulting in a gain on sale of real estate assets of $3.1 million. In 2014, we sold five properties for aggregate gross proceeds of $425.5 million, exclusive of transaction costs, yielding total gains on sale of real estate assets of $75.3 million.

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
Net income was $44.6 million, or $0.36 per basic and diluted share, for 2015, which represents a decrease from $92.6 million, or $0.74 per share, for 2014, primarily due to the gain on the sale of the Lenox Park Property in October 2014 ($56.5 million). This decrease is partially offset by additional real estate operating income from the $0.5 billion of net real estate acquisitions made in 2015 and leasing activity ($15.6 million), reduced by additional interest expense to fund such acquisitions ($9.6 million).
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

Reconciliations of net income to FFO (in thousands):

	Years Ended December 31,
	2016	2015	2014
Reconciliation of Net Income to Funds From Operations:
Net income	$84,281	$44,619	$92,635
Adjustments:
Depreciation of real estate assets	108,543	131,490	117,766
Amortization of lease-related costs	56,775	87,128	78,843
Depreciation and amortization included in loss from unconsolidated joint venture(1)	8,776	1,606	—
Impairment loss on real estate assets	—	—	25,130
Gains on sales of real estate assets – continuing operations	(72,325)	(23,860)	(75,275)
Gain (loss) on sale of real estate assets – discontinued operations	—	—	1,627
Total Funds From Operations adjustments	101,769	196,364	148,091
Funds From Operations	$186,050	$240,983	$240,726

(1)	Reflects 51% of depreciation and amortization for the Market Square Joint Venture, in which we own an interest through an unconsolidated joint venture.
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

Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI. For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2015. NOI and Same Store NOI are calculated as follows for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Revenues:
Rental income	$269,829	$276,166
Tenant reimbursements	44,752	49,414
Hotel income	22,661	24,309
Other property income	2,763	520
Lease termination income	9,133	2,919
Total revenues	349,138	353,328
Operating expenses:
Property operating costs	(105,425)	(106,728)
Hotel operating costs	(18,686)	(19,615)
Total operating expenses	(124,111)	(126,343)
Same Store NOI - wholly-owned properties(1)	225,027	226,985
Same Store NOI - 51% of Market Square Buildings(2)	9,732	14,021
NOI from acquisitions(3)	46,145	31,189
NOI from dispositions(4)	27,319	86,376
NOI	$308,223	$358,571

(1)	Reflects NOI from properties that were wholly-owned for the entirety of the periods presented.

(2)
Reflects NOI for 51% of the Market Square buildings for all periods presented. On October 28, 2015, we transferred the Market Square buildings and the $325.0 million mortgage note to a joint venture, and sold a 49% interest in the joint venture. Beginning on October 28, 2015, upon entering the joint venture, our interest in NOI from the Market Square Buildings is included in loss from unconsolidated joint venture in the accompanying consolidated statement of operations.

(3)	Reflects activity for the following properties acquired since January 1, 2015: 229 West 43rd Street, 315 Park Avenue South, and 116 Huntington Avenue.

(4)
Reflects activity for the following properties sold since January 1, 2015: SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2016	2015
Net income	$84,281	$44,619
Net interest expense	67,538	85,265
Interest income from development authority bonds	(7,200)	(7,200)
Income tax expense	445	378
Depreciation	108,543	131,490
Amortization	56,775	87,128
Real estate acquisition costs	—	3,675
Gains on sales of real estate assets	(72,325)	(23,860)
Loss on early extinguishment of debt	18,997	3,149
General and administrative	33,876	29,683
Interest rate swap valuation adjustment	—	(2,634)
Interest expense associated with interest rate swaps	—	2,642
Settlement of interest rate swap	—	1,102
Adjustment included in loss from unconsolidated joint venture	17,293	3,134
Net Operating Income	$308,223	$358,571
Same Store NOI - 51% of Market Square Buildings(1)	(9,732)	(14,021)
NOI from Acquisitions(2)	(46,145)	(31,189)
NOI from Dispositions(3)	(27,319)	(86,376)
Same Store NOI(4)	$225,027	$226,985

(1)
Reflects NOI for 51% of the Market Square buildings for all periods presented. On October 28, 2015, we transferred the Market Square buildings and the $325.0 million mortgage note to a joint venture, and sold a 49% interest in the joint venture. Beginning on October 28, 2015, upon entering the joint venture, our interest in NOI from the Market Square Buildings is included in loss from unconsolidated joint venture in the accompanying consolidated statement of operations.

(2)	Reflects activity for the following properties acquired since January 1, 2015: 229 West 43rd Street, 315 Park Avenue South, and 116 Huntington Avenue.

(3)
Reflects activity for the following properties sold since January 1, 2015: SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, 100 East Pratt, 1881 Campus Commons, 49% of the Market Square Buildings, 170 Park Avenue, 180 Park Avenue, 1580 West Nursery Road, Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, Bannockburn Lake III, 550 King Street, and Robbins Road.

(4)	Reflects NOI from properties that were wholly-owned for the entirety of the periods presented.

Portfolio Information
As of December 31, 2016, we owned 21 office properties and one hotel. These properties contain approximately 11.0 million square feet of commercial space located in nine states and the District of Columbia. All of our office properties are wholly owned except for one, which is owned through an unconsolidated joint venture. As of December 31, 2016, our office properties, including 51% of the Market Square buildings, which we own through an unconsolidated joint venture, were approximately 90.6% leased. In January 2017, we sold three office properties in Houston, Texas, and the Key Center Tower and Key Center Marriott in Cleveland, Ohio. The terms of these transactions are described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
As of December 31, 2016, our five highest geographic reportable segments, based on Annualized Lease Revenue, were as follows. For more information about our reportable segments, see Note 15, Segment Information, to the accompanying consolidated financial statements.

Location	2016 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2016 Annualized Lease Revenue
San Francisco	$104,731	1,765	26%
New York	99,258	1,782	25%
Atlanta	37,300	1,572	9%
Washington, D.C.	34,639	519	9%
Boston	11,709	217	3%
	$287,637	5,855	72%
As of December 31, 2016, our five highest tenant industry concentrations, based on Annualized Lease Revenue, were as follows:

Industry	2016 Annualized Lease Revenue (in thousands)	Leased Square Feet (in thousands)	Percentage of 2016 Annualized Lease Revenue
Business Services	$68,148	1,077	17%
Depository Institutions	61,748	1,666	16%
Legal Services	41,529	912	10%
Communications	28,642	1,042	7%
Security and Commodity Brokers	26,457	388	7%
	$226,524	5,085	57%
As of December 31, 2016, our five highest tenant concentrations, based on Annualized Lease Revenue, were as follows:

Tenant	2016 Annualized Lease Revenue (in thousands)	Percentage of 2016 Annualized Lease Revenue
Wells Fargo	$28,640	7%
AT&T	22,278	6%
Pershing	18,471	5%
Credit Suisse	16,082	4%
Westinghouse	15,778	4%
	$101,249	26%
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
Columbia Property Trust TRS, LLC, Columbia KCP TRS, LLC, and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, office properties that we do not intend to hold long term and a full-service hotel. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40-45 years
Building and site improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, in which we have an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices; (Level 2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated residual value. Certain of our assets may be carried at more than an amount that could be realized in a current disposition transaction. We have determined that there is no impairment in the carrying values of our real estate assets and related intangible assets for the year ended December 31, 2016.
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
In the first quarter of 2014, we revised our investment strategy for the 160 Park Avenue Building in Florham Park, New Jersey, to sell the property to a user in the near-term. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value as of March 31, 2014, pursuant to the accounting policy outlined above. We concluded that the 160 Park Avenue Building was not recoverable and reduced its carrying value to reflect its fair value, estimated based on recently quoted market prices (Level 2), by recording an impairment loss of approximately $13.6 million in the first quarter of 2014. The sale of the160 Park Avenue Building closed on June 4, 2014, for $10.2 million, exclusive of transaction costs.
In the second quarter of 2014, we decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, we reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of $18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014, for $18.4 million, net of transaction costs.
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

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Bannockburn Lake III	$15,148	$(10,148)	$5,000
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
Related-Party Transactions and Agreements
During 2016, 2015, and 2014, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying consolidated financial statements.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, to the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranty of debt of an unconsolidated joint venture of $16.1 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Property Dispositions
As further described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements, we closed on the sale of the Houston Properties on January 6, 2017, and closed on the sale of the Key Center Tower and the Key Center Marriott on January 31, 2017.
Dividends
On January 5, 2017, we paid an aggregate amount of $36.7 million in dividends for the fourth quarter of 2016 to shareholders of record on December 1, 2016.
On February 8, 2017, the board of directors declared dividends for the first quarter of 2017 in the amount of $0.20 per share, payable on March 15, 2017, to stockholders of record on March 1, 2017.
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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2016 and 2015, the estimated fair value of our consolidated line of credit and notes payable and bonds was $1.4 billion and $1.7 billion, respectively.
Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2016, adjusting for 51% of the debt at the Market Square Joint Venture, in which we own an interest through an unconsolidated joint venture, our debt consisted of the following, in thousands:

	2017	2018	2019	2020	2021	Thereafter	Total
Maturing debt:
Effectively variable-rate debt	$—	$—	$—	$300,000	$—	$—	$300,000
Effectively fixed-rate debt	$127,728	$25,859	$121,016	$—	$—	$1,015,750	$1,290,353

Average interest rate:
Effectively variable-rate debt	—%	—%	—%	1.80%	—%	—%	1.80%
Effectively fixed-rate debt	4.60%	5.57%	3.60%	—%	—%	4.04%	4.08%

Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility and the $300 Million Term Loan bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described herein.
As of December 31, 2016, we had no outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $348.7 million in 2026 Bonds Payable outstanding; $349.6 million in 2025 Bonds Payable outstanding; and $274.6 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our consolidated debt instruments was 3.49% as of December 31, 2016.
Approximately $1,122.9 million of our consolidated debt outstanding as of December 31, 2016, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2016, these balances incurred interest expense at an average interest rate of 3.94% and have expirations ranging from 2017 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A one percent change in interest rates would have a $3.0 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, in which we own an interest through an unconsolidated joint venture, our weighted- average interest rate is 3.65%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at December 31, 2016, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2016, 2015, or 2014.

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Report of Management on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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
Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.
The report of the Company's independent registered public accounting firm on internal control over financial reporting for the Company is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 9, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 9, 2017

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2016, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at http://www.columbia.reit. Any amendments to, or waivers of, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.
The other information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2017 Proxy Statement.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 9, 2017	By:	/s/ JAMES A. FLEMING
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 9, 2017		/s/ WENDY W. GILL
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Carmen M. Bowser	Independent Director
Carmen M. Bowser		February 9, 2017

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 9, 2017

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 9, 2017

/s/ John L. Dixon	Independent Director
John L. Dixon		February 9, 2017

/s/ David B. Henry	Independent Director
David B. Henry		February 9, 2017

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 9, 2017

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 9, 2017

/s/ Michael S. Robb	Independent Director
Michael S. Robb		February 9, 2017

/s/ George W. Sands	Independent Director
George W. Sands		February 9, 2017

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 9, 2017

EXHIBIT INDEX
TO
2016 FORM 10-K OF
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

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplemental Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (incorporated by reference to in Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2013).
4.5	Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.6	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
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

10.4+
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2014).

10.5+	Columbia Property Trust Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K filed with the Commission on December 19, 2016).
10.6*+	Form of 2017 Restricted Stock Award (Time-Based) under the Columbia Property Trust Inc. Long-Term Incentive Plan.
10.7*+	Form of 2017 Restricted Stock Award (Performance-Based) under the Columbia Property Trust Inc. Long-Term Incentive Plan.
10.8
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

10.9
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

Ex.	Description
10.13
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

10.14
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

10.16
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.
+	Identifies each management contract or compensatory plan required to be filed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Columbia Property Trust, Inc.:
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Columbia Property Trust, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 9, 2017

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2016	2015
Assets:
Real estate assets, at cost:
Land	$751,351	$896,467
Buildings and improvements, less accumulated depreciation of $435,457 and $613,639, as of December 31, 2016 and 2015, respectively	2,121,150	2,897,431
Intangible lease assets, less accumulated amortization of $112,777 and $250,085, as of December 31, 2016 and 2015, respectively	193,311	259,136
Construction in progress	36,188	31,847
Real estate assets held for sale, less accumulated depreciation and amortization of $180,791 as of December 31, 2016	412,506	—
Total real estate assets	3,514,506	4,084,881
Investment in unconsolidated joint venture	127,346	118,695
Cash and cash equivalents	216,085	32,645
Tenant receivables, net of allowance for doubtful accounts of $31 and $8, as of December 31, 2016 and 2015, respectively	7,163	11,670
Straight-line rent receivable	64,811	109,062
Prepaid expenses and other assets	24,275	35,848
Intangible lease origination costs, less accumulated amortization of $74,578 and $181,482, as of December 31, 2016 and 2015, respectively	54,279	77,190
Deferred lease costs, less accumulated amortization of $22,753 and $40,817, as of December 31, 2016 and 2015, respectively	125,799	88,127
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $34,152 as of December 31, 2016	45,529	—
Total assets	$4,299,793	$4,678,118
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $3,136 and $4,492, as of December 31, 2016 and 2015, respectively	$721,466	$1,130,571
Bonds payable, net of discount of $1,664 and $1,020 and deferred financing costs of $5,364 and $3,721, as of December 31, 2016 and 2015, respectively	692,972	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	131,028	98,759
Dividends payable	36,727	37,354
Deferred income	19,694	24,814
Intangible lease liabilities, less accumulated amortization of $44,564 and $81,496, as of December 31, 2016 and 2015, respectively	33,375	57,167
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization of $1,239 as of December 31, 2016	41,763	—
Total liabilities	1,797,025	2,063,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 122,184,193 and 124,363,073 shares issued and outstanding as of December 31, 2016 and 2015, respectively	1,221	1,243
Additional paid-in capital	4,538,912	4,588,303
Cumulative distributions in excess of earnings	(2,036,482)	(1,972,916)
Accumulated other comprehensive loss	(883)	(2,436)
Total equity	2,502,768	2,614,194
Total liabilities and equity	$4,299,793	$4,678,118

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years ended December 31,
	2016	2015	2014
Revenues:
Rental income	$366,186	$436,048	$414,541
Tenant reimbursements	69,770	99,655	95,375
Hotel income	22,661	24,309	22,885
Other property income	14,926	6,053	7,996
	473,543	566,065	540,797
Expenses:
Property operating costs	154,968	188,078	163,722
Hotel operating costs	18,686	19,615	18,792
Asset and property management fees	1,415	1,816	2,258
Depreciation	108,543	131,490	117,766
Amortization	56,775	87,128	78,843
Impairment loss on real estate assets	—	—	25,130
General and administrative	33,876	29,683	31,275
Acquisition expenses	—	3,675	14,142
	374,263	461,485	451,928
Real estate operating income	99,280	104,580	88,869
Other income (expense):
Interest expense	(67,609)	(85,296)	(75,711)
Interest and other income	7,288	7,254	7,275
Loss on interest rate swaps	—	(1,110)	(371)
Loss on the early extinguishment of debt	(18,997)	(3,149)	(23)
	(79,318)	(82,301)	(68,830)
Income before income tax, unconsolidated joint ventures, and gains on sales of real estate assets	19,962	22,279	20,039
Income tax expense	(445)	(378)	(662)
Loss from unconsolidated joint venture	(7,561)	(1,142)	—
Income before gains of sales of real estate assets	11,956	20,759	19,377
Gains on sales of real estate assets	72,325	23,860	75,275
Income from continuing operations	84,281	44,619	94,652
Discontinued operations:
Operating loss from discontinued operations	—	—	(390)
Loss on disposition of discontinued operations	—	—	(1,627)
Loss from discontinued operations	—	—	(2,017)
Net income	$84,281	$44,619	$92,635
Per-share information – basic:
Income from continuing operations	$0.68	$0.36	$0.76
Loss from discontinued operations	$0.00	$0.00	$(0.02)
Net income	$0.68	$0.36	$0.74
Weighted-average common shares outstanding – basic	123,130	124,757	124,860
Per-share information – diluted:
Income from continuing operations	$0.68	$0.36	$0.76
Loss from discontinued operations	$0.00	$0.00	$(0.02)
Net income	$0.68	$0.36	$0.74
Weighted-average common shares outstanding – diluted	123,228	124,847	124,918
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$84,281	$44,619	$92,635
Market value adjustment to interest rate swap	1,553	(1,570)	1,339
Settlement of interest rate swap	—	1,102	—
Comprehensive income	$85,834	$44,151	$93,974

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2013	124,830	$1,248	$4,600,166	$(1,810,284)	$(3,307)	$2,787,823
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	143	1	1,642	—	—	1,643
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,962)	—	(149,962)
Net income	—	—	—	92,635	—	92,635
Market value adjustment to interest rate swap	—	—	—	—	1,339	1,339
Balance, December 31, 2014	124,973	1,249	4,601,808	(1,867,611)	(1,968)	2,733,478
Repurchases of common stock	(721)	(7)	(16,328)	—	—	(16,335)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	111	1	2,823	—	—	2,824
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,924)	—	(149,924)
Net income	—	—	—	44,619	—	44,619
Market value adjustment to interest rate swap	—	—	—	—	(1,570)	(1,570)
Settlement of interest rate swap	—	—	—	—	1,102	1,102
Balance, December 31, 2015	124,363	1,243	4,588,303	(1,972,916)	(2,436)	2,614,194
Repurchases of common stock	(2,399)	(24)	(52,777)	—	—	(52,801)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	220	2	3,386	—	—	3,388
Distributions to common stockholders ($1.20 per share)	—	—	—	(147,847)	—	(147,847)
Net income	—	—	—	84,281	—	84,281
Market value adjustment to interest rate swap	—	—	—	—	1,553	1,553
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$84,281	$44,619	$92,635
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(21,875)	(16,632)	(9,916)
Depreciation	108,543	131,490	117,766
Amortization	52,530	78,000	74,212
Impairment losses on real estate assets	—	—	25,130
Noncash interest expense	3,549	4,335	3,055
Loss on early extinguishment of debt	18,997	3,149	23
Gain on interest rate swaps	—	(1,532)	(4,945)
Gains on sale of real estate	(72,325)	(23,860)	(73,648)
Loss from unconsolidated joint venture	7,561	1,142	—
Stock-based compensation expense	4,558	3,548	1,975
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	4,251	(4,414)	(227)
Decrease (increase) in prepaid expenses and other assets	5,533	(2,155)	5,442
Increase (decrease) in accounts payable and accrued expenses	(1,607)	3,330	2,589
Increase (decrease) in deferred income	(905)	2,060	2,815
Net cash provided by operating activities	193,091	223,080	236,906
Cash Flows from Investing Activities:
Net proceeds from the sale of real estate	603,732	596,734	418,207
Real estate acquisitions	—	(1,062,031)	(335,986)
Deposits	10,000	—	(27,000)
Capital improvements	(39,521)	(83,371)	(54,005)
Deferred lease costs paid	(32,386)	(22,531)	(25,004)
Investment in unconsolidated joint venture	(16,212)	(5,500)	—
Net cash provided by (used in) investing activities	525,613	(576,699)	(23,788)
Cash Flows from Financing Activities:
Financing costs paid	(3,114)	(9,729)	(1,482)
Prepayments to settle debt and interest rate swap	(17,921)	(3,165)	—
Proceeds from lines of credit and notes payable	435,000	1,884,000	283,000
Repayments of lines of credit and notes payable	(845,460)	(1,854,512)	(294,739)
Proceeds from issuance of bonds payable	348,691	349,507	—
Repayment of bonds payable	(250,000)	—	—
Distributions paid to stockholders	(148,474)	(112,570)	(149,962)
Redemptions of common stock	(53,986)	(17,057)	—
Net cash provided by (used in) financing activities	(535,264)	236,474	(163,183)
Net increase (decrease) in cash and cash equivalents	183,440	(117,145)	49,935
Cash and cash equivalents, beginning of period	32,645	149,790	99,855
Cash and cash equivalents, end of period	$216,085	$32,645	$149,790
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015, AND 2014

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
Columbia Property Trust typically invests in high-quality office properties, located in high-barrier to entry markets. As of December 31, 2016, Columbia Property Trust owned 21 office properties and one hotel, which contain approximately 11.0 million square feet of commercial space, located in nine states and the District of Columbia. All of the office properties are wholly owned except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of December 31, 2016, the office properties, including 51% of the Market Square buildings, which Columbia Property Trust owns through an unconsolidated joint venture, were approximately 90.6% leased. In January 2017, Columbia Property Trust sold three office properties in Houston, Texas, and the Key Center Tower and Key Center Marriott in Cleveland, Ohio. The terms of these transactions are described in Note 3, Real Estate Transactions.

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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. During the years ended December 31, 2016 and 2015, $0.3 million and $0.6 million of interest was capitalized, respectively.
Columbia Property Trust is required to make subjective assessments as to the useful lives of its depreciable assets. Columbia Property Trust considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of its assets by class are as follows:

Buildings	40-45 years
Building and site improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Columbia Property Trust assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Columbia Property Trust has determined that there is no impairment in the carrying values of its real estate assets and related intangible assets for the years ended December 31, 2016 and 2015.
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
In the second quarter of 2014, Columbia Property Trust decided to pursue a near-term sale of the 200 South Orange Building in Orlando, Florida. As a result, management reduced its intended holding period for the building and reevaluated the property's carrying value in the second quarter of 2014. In connection with negotiating the terms of the sale, Columbia Property Trust reduced the carrying value of the 200 South Orange Building to reflect fair value, estimated based on an approximate net contract price of

$18.4 million (Level 1), by recording an impairment loss of $1.4 million in the second quarter. The sale of the 200 South Orange Building closed on June 30, 2014, for $18.4 million, net of transaction costs.
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
The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 3 valuations within the fair value hierarchy outlined above, as there are significant unobservable inputs. Examples of inputs that were utilized in the fair value calculations include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, and potential sales prices. The table below represents the detail of the adjustments recognized for 2014 (in thousands) using Level 3 inputs.

Property	Net Book Value	Impairment Loss Recognized	Fair Value
Bannockburn Lake III	$15,148	$(10,148)	$5,000
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

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of December 31, 2016, Key Center Tower and Key Center Marriott, and 5 Houston Center, Energy Center I, and 515 Post Oak were subject to binding sale contracts and met the other aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of 5 Houston Center, Energy Center I, and 515 Post Oak closed on January 6, 2017, and the sale of Key Center Tower and Key Center Marriott closed on January 31, 2017 (see Note 3, Real Estate Transactions).

The major classes of assets and liabilities classified as held for sale as of December 31, 2016, are provided below (in thousands):

December 31, 2016
Real estate assets held for sale:
Real estate assets, at cost:
Land	$30,243
Buildings and improvements, less accumulated depreciation of $152,246	366,126
Intangible lease assets, less accumulated amortization of $28,545	13,365
Construction in progress	2,772
Total real estate assets held for sale, net	$412,506
Other assets held for sale:
Tenant receivables, net of allowance for doubtful accounts	$1,722
Straight-line rent receivable	20,221
Prepaid expenses and other assets	3,184
Intangible lease origination costs, less accumulated amortization of $22,949	1,815
Deferred lease costs, less accumulated amortization of $11,203	18,587
Total other assets held for sale, net	$45,529
Liabilities held for sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$34,812
Deferred income	4,214
Intangible lease liabilities, less accumulated amortization of $1,239	2,737
Total liabilities held for sale, net	$41,763
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

As of December 31, 2016 and 2015, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2016	Gross	$10,589	$154,582	$128,857	$77,939
	Accumulated Amortization	(9,305)	(83,254)	(74,578)	(44,564)
	Net	$1,284	$71,328	$54,279	$33,375
December 31, 2015	Gross	$50,463	$317,841	$258,672	$138,663
	Accumulated Amortization	(37,971)	(194,446)	(181,482)	(81,496)
	Net	$12,492	$123,395	$77,190	$57,167
During 2016, 2015, and 2014, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ended December 31,
2016	$2,513	$28,718	$17,501	$12,996
2015	$4,412	$45,972	$28,530	$19,345
2014	$5,368	$36,474	$33,037	$15,507

The remaining net intangible assets and liabilities as of December 31, 2016, excluding amounts held for sale, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the years ending December 31,
2017	$439	$16,377	$10,739	$7,492
2018	97	12,885	9,563	5,649
2019	97	11,298	8,999	4,972
2020	97	9,368	7,950	3,836
2021	97	5,483	4,008	2,171
Thereafter	457	15,917	13,020	9,255
	$1,284	$71,328	$54,279	$33,375
Weighted-Average Amortization Period	4 years	5 years	4 years	6 years
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have positive or negative value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million as of December 31, 2016 and 2015, net of accumulated amortization of $20.2 million and $17.7 million as of December 31, 2016 and 2015, respectively. Columbia Property Trust recognized amortization expense related to these assets of approximately $2.5 million for 2016 and 2015, and $2.1 million for 2014.
As of December 31, 2016, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the years ending December 31:
2017	$2,549
2018	2,549
2019	2,549
2020	2,549
2021	2,549
Thereafter	107,954
$120,699
Weighted-Average Amortization Period	48 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2016 and 2015. As of December 31, 2016, Columbia Property Trust's cash balance includes proceeds from real estate dispositions, as described in Note 3, Real Estate Transactions, net of amounts used for debt repayments, as described in Note 5, Line of Credit and Notes Payable.

Tenant Receivables, net
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses in the accompanying consolidated statements of operations of approximately $289,000 and $26,000 for 2016 and 2015, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, unamortized deferred financing costs related to the line of credit (the "Revolving Credit Facility"), certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses and other assets will be expensed as incurred.
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Deferred financing costs, except for costs related to revolving credit facilities, are presented as a direct reduction to the carrying amount of the related debt for all periods presented. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2016, 2015, and 2014 of approximately $3.3 million, $4.4 million, and $3.5 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include costs incurred to procure leases that are paid to third-parties, and incentives that are provided to tenants under the terms of their leases.  These costs are capitalized and amortized on a straight-line basis over the terms of the lease.  Amortization of third-party leasing costs is reflected as amortization expense, and amortization of lease incentives is reflected as an adjustment to rental income. During 2016, 2015, and 2014, Columbia Property Trust recognized amortization expense for deferred lease costs of $9.3 million, $8.9 million, and $8.6 million, respectively. During 2016, 2015, and 2014, Columbia Property Trust recognized adjustments to rental income for amortization of deferred lease costs of $3.9 million, $3.7 million, and $3.6 million, respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period. As of December 31, 2016, deferred lease costs includes $69.0 million in lease incentives for a lease at the 222 East 41st Street Property, which will be amortized to rental income over the approximately 31 year remaining lease term.
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

Accounts payable, accrued expenses, and accrued capital expenditures
Accounts payable, accrued expenses, and accrued capital expenditures primarily includes payables related to property operations and capital projects. As of December 31, 2016, accounts payable, accrued expenses, and accrued capital expenditures includes approximately $69.0 million in lease incentives related to recently commenced lease at the 222 East 41st Street Property.
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
As described in the Deferred Financing Costs section above, line of credit and notes payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $3.1 million and $4.5 million as of December 31, 2016 and December 31, 2015, respectively.
Bonds Payable
In August 2016, Columbia Property Trust issued $350 million of its ten-year unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"). In March 2015, Columbia Property Trust issued $350.0 million of its ten-year unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"). The discount on the 2026 Bonds Payable and the 2025 Bonds Payable is amortized to interest expense over the term of the bonds using the effective-interest method.
As described in the Deferred Financing Costs section above, bonds payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $5.4 million and $3.7 million as of December 31, 2016 and December 31, 2015, respectively.
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01, through September 4, 2017 (the "Stock Repurchase Program"). Columbia Property Trust expects to acquire shares primarily through open market transactions, subject to market conditions and other factors. As of December 31, 2016, $130.9 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. See Note 8, Equity, for additional details.
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2016 and 2015 (in thousands):

		Estimated Fair Value as of
		December 31,
Instrument Type	Balance Sheet Classification	2016	2015
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(882)	$(2,436)
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

	Years ended December 31,
	2016	2015	2014
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,553	$(1,570)	$1,339
Loss on interest rate swap recognized through earnings	$—	$(1,110)	$(371)
In July 2015, Columbia Property Trust paid $1.1 million to settle the interest rate swap on a $450 million term loan, which is reflected in earnings. See Note 5, Line of Credit and Notes Payable, for additional details. During the periods presented, there was no other hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Revenue Recognition
All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other property income and recognized on a straight-line basis from when Columbia Property Trust receives notification of termination through the date the tenant has lost the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement.
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2016, 2015, or 2014.
Columbia Property Trust owns the Key Center Marriott, a full-service hotel, through a taxable REIT subsidiary. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue was recognized when rooms are occupied, when services have been performed, and when products are delivered. The Key Center Marriott was sold on January 31, 2017.

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
Columbia Property Trust TRS, LLC, Columbia KCP TRS, LLC, and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust, are organized as Delaware limited liability companies, and operate, among other things, office properties that Columbia Property Trust does not intend to hold long term and a full-service hotel. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Segment Information
As of December 31, 2016, Columbia Property Trust's reportable segments are determined based on the geographic markets in which it has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties (see Note 15, Segment Information).
Reclassification
Certain prior period amounts may be reclassified to conform with the current-period financial statement presentation, including deferred financing costs (as described above) and discontinued operations (see Note 12, Discontinued Operations).
Recent Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized and purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for Columbia Property Trust on January 1, 2018, with early adoption permitted. For real estate acquisitions completed subsequent to its adoption, Columbia Property Trust anticipates that ASU 2017-01 will result in simplified purchase price allocations and the capitalization of associated acquisition costs.
In August 2016, the FASB issued Accounting Standards Update 2016-15, Classification of Cash Receipts and Payments ("ASU 2016-15"), which addresses the statement of cash flow classification requirements for several types of receipts and payments. ASU 2016-15 provides that, among other things, (i) debt prepayments and extinguishment costs should be classified as financing activities, (ii) insurance proceeds should be classified in accordance with the nature of the respective claims, and (iii) distributions from equity method investees should be classified based on the underlying nature of the investee activity according to specific guidelines. Effective December 31, 2016, Columbia Property Trust adopted ASU 2016-15 prospectively. The adoption of ASU 2016-15 does not result in any material changes to Columbia Property Trust's accounting policies or financial statements.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets, and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases), or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for Columbia Property Trust on January 1, 2019, with early adoption permitted. Columbia Property Trust is in the process of inventorying its leases to evaluate the related impact on its financial statements and operating results. Columbia Property Trust anticipates using the modified-retrospective approach of implementation at the effective date.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2018, and early adoption is permitted beginning January 1, 2017. Columbia Property Trust continues to evaluate the impact that ASU 2014-09 will have on its financial statements and disclosures; however, since Columbia Property Trust primarily derives revenue from real estate leases, which are excluded from ASU 2014-09. Columbia Property Trust is in the process of evaluating the criteria of ASU 2014-09 and determining what impact the new standard will have on revenues generated from activities other than leasing, such as property sales and asset management fees. Columbia Property Trust anticipates applying the cumulative effect method at the effective date.

3.	Real Estate Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during 2016. During 2015 and 2014, Columbia Property Trust acquired the following properties (in thousands).

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
Portfolio Acquisition - 315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 327,000-square-foot office building in New York, New York (the "315 Park Avenue South Building"), and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia (the "1881 Campus Commons Building"). This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments, using proceeds from the issuance of the 2025 Bonds Payable, proceeds from the Revolving Credit Facility, and cash on hand.
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
116 Huntington Avenue Building
On January 8, 2015, Columbia Property Trust acquired a 271,000-square-foot office building in Boston, Massachusetts (the "116 Huntington Avenue Building"), for $152.0 million, inclusive of capital credits, using proceeds from the issuance of the 2025 Bonds Payable, proceeds from the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $11.3 million and a net loss of $0.7 million from the 116 Huntington Avenue Building. The net loss includes acquisition expenses of $0.3 million.
229 West 43rd Street Building
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street building, a 16-story, 732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York (the "229 West 43rd Street Building"), for $516.0 million, exclusive of transaction costs and purchase price adjustments. This acquisition was funded with a $300 million bridge loan (the "$300 Million Bridge Loan") and borrowings on the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable. As of the acquisition date, the 229 West 43rd Street Building was 98.0% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%). For the period from August 4, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $15.3 million and net income of $2.2 million from the 229 West 43rd Street Building. The net income includes acquisition expenses of $1.7 million.
221 Main Street Building
On April 22, 2014, Columbia Property Trust acquired the 221 Main Street Building, a 378,000-square-foot office building in San Francisco, California, for $228.8 million, exclusive of closing costs (the "221 Main Street Building"). The acquisition was funded with a $73.0 million assumed mortgage note, $116.0 million of borrowings on the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 221 Main Street Building was 82.8% leased to 40 tenants, including DocuSign, Inc. (16%). Columbia Property Trust recognized revenues of $12.7 million and a net loss of $10.9 million from the 221 Main Street Building acquisition for the period from April 22, 2014 to December 31, 2014. The net loss includes acquisition expenses of $6.1 million.
650 California Street Building
On September 9, 2014, Columbia Property Trust acquired the 650 California Street Building, a 477,000-square-foot office building in San Francisco, California, for $310.2 million, exclusive of transaction costs (the "650 California Street Building"). The acquisition was funded with a $130.0 million assumed mortgage note, $118.0 million of borrowings on the Revolving Credit Facility, and cash on hand. As of the acquisition date, the 650 California Street Building was 88.1% leased to 18 tenants, including Littler Mendelson (24%), Credit Suisse (13%), and Goodby Silverstein (11%). Columbia Property Trust recognized revenues of $8.0 million and a net loss of $9.7 million from the 650 California Street Building acquisition for the period from September 9, 2014 to December 31, 2014. The net loss includes acquisition expenses of $8.0 million.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2015 and 2014, have been prepared for Columbia Property Trust to give effect to the acquisitions of the 315 Park Avenue South Building, the 1881 Campus Commons Building, the 116 Huntington Avenue Building, and the 229 West 43rd Street Building as if the acquisitions had occurred on January 1, 2014; and the 221 Main Street Building and the 650 California Street Building as if the acquisitions occurred on January 1, 2013. Other than the 1881 Campus Commons Building, which was sold in December 2015, these properties were owned for the entirety of 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2014 and January 1, 2013 (in thousands).

	2015	2014
Revenues	$582,699	$605,494
Net income (loss)	$46,363	$63,139
Net income (loss) per share – basic	$0.37	$0.50
Net income (loss) per share – diluted	$0.37	$0.50

Dispositions
As a result of adopting Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components on an Entity ("ASU 2014-08"), effective April 1, 2014, for all periods presented in the accompanying consolidated statements of operations, the revenues and expenses associated with the 2016, 2015 and some of the 2014 property sales described below are included in continuing operations, while the revenues and expenses associated with sales executed before April 1, 2014, are classified as discontinued operations. During 2017, 2016, 2015, and 2014, Columbia Property Trust closed on the following transactions:
Key Center Tower & Key Center Marriott
On January 31, 2017, Columbia Property Trust sold the Key Center Tower and the Key Center Marriott in Cleveland, Ohio to the Millennia Companies for $267.5 million, exclusive of purchase price adjustments. At closing, Columbia Property Trust received $254.5 million of gross proceeds and a $13.0 million, 10-year note receivable from the principal of the Millennia Companies. Interest accrues on the note receivable for the first seven years, and becomes due and payable beginning in the 8th year. Columbia Property Trust has applied the installment method to account for this sale and, as a result, deferred $13.0 million of the gain on sale.
Houston Properties
On January 6, 2017, Columbia Property Trust sold the 5 Houston Center Building, the Houston Energy Center I Building, and the 515 Post Oak Building (collectively, the "Houston Properties"), for $272.0 million, before purchase price adjustments, and recognized a gain of approximately $63.7 million on the sale in the first quarter of 2017.
SanTan Corporate Center
On December 15, 2016, Columbia Property Trust sold the SanTan Corporate Center in Phoenix, Arizona, for $58.5 million, before purchase price adjustments, and recognized a gain of approximately $9.8 million on the sale in the fourth quarter of 2016.
Sterling Commerce Property
On November 30, 2016, Columbia Property Trust sold the Sterling Commerce Property in Irving, Texas, for $51.0 million, before purchase price adjustments, and recognized a gain of approximately $12.5 million on the sale in the fourth quarter of 2016.
9127 South Jamaica Street Building
On October 12, 2016, Columbia Property Trust sold the 9127 South Jamaica Street Building, one of the four buildings at the South Jamaica Street Property in Denver, Colorado, for $19.5 million, before purchase price adjustments, and recognized a de minimis loss on the sale in the fourth quarter of 2016.
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

100 East Pratt Property
On March 31, 2016, Columbia Property Trust sold the 100 East Pratt Property in Baltimore, Maryland, for $187.0 million, before purchase price adjustments, and recognized a $0.3 million loss on the sale. The net sale proceeds of $159.4 million were used to repay $119.0 million remaining on the $300 Million Bridge Loan on April 1, 2016.
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
11 Property Sale
On July 1, 2015, Columbia Property Trust sold 11 properties to an unaffiliated third party for $433.3 million, exclusive of purchase price adjustments and closing costs (the "11 Property Sale"), which resulted in a gain of $20.2 million. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, 2015, the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million; and for the years ended December 31, 2014, the net income for the properties included in the 11 Property Sale was $3.0 million. The 11 Property Sale including the following properties:

170 Park Avenue	Bannockburn Lake III	Acxiom
180 Park Avenue	544 Lakeview	215 Diehl Road
Robbins Road	Highland Landmark III	1580 West Nursery
550 King Street	The Corridors III
1881 Campus Commons
On December 10, 2015, Columbia Property Trust closed on the sale of the 1881 Campus Commons Building in Reston, Virginia, for $65.0 million, exclusive of purchase price adjustments and closing costs, yielding a gain of $0.5 million. The proceeds from the sale of the 1881 Campus Commons Building were used to reduce the outstanding balance of the $300 Million Bridge Loan, as described in Note 5, Line of Credit and Notes Payable.
160 Park Avenue Building
On June 4, 2014, Columbia Property Trust closed on the sale of the 160 Park Avenue Building in Florham Park, New Jersey, for $10.2 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $13.6 million related to this building in the first quarter of 2014, as further described in Note 2, Summary of Significant Accounting Policies.
200 South Orange Building
On June 30, 2014, Columbia Property Trust closed on the sale of the 200 South Orange Building in Orlando, Florida, for $18.8 million, exclusive of transaction costs. This transaction resulted in a $1.4 million impairment loss in the second quarter of 2014, as further described in Note 2, Summary of Significant Accounting Policies.
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
As of December 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. On October 28, 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which has been reduced to $16.1 million as of December 31, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	As of December 31,
	2016	2015
Total assets	$587,344	$573,073
Total debt	$324,656	$324,603
Total equity	$242,802	$230,060
Columbia Property Trust's investment	$127,346	$118,695
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands):

	For the Year Ended December 31, 2016	From inception through December 31, 2015
Total Revenues	$41,230	$7,962
Net loss	$(14,825)	$(2,239)
Columbia Property Trust's share	$(7,561)	$(1,142)
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3% of the gross revenue of the Market Square Buildings, payable monthly, and asset management fees of $1.0 million annually, in equal quarterly installments. During 2016 and 2015, Columbia Property Trust earned $2.6 million and $0.2 million, respectively, in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. The Market Square Joint Venture was formed in October 2015, so similar fees were not earned during 2014 or the first nine months of 2015. As of December 31, 2016 and 2015, property management fees of $0.1 million were payable to Columbia Property Trust, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

5.	Line of Credit and Notes Payable
As of December 31, 2016 and 2015, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2016		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2016	2015
$300 Million Term Loan	LIBOR + 110 bp	(1)	Interest only	7/31/2020	$300,000	$300,000
$150 Million Term Loan	LIBOR + 155 bp	(2)	Interest only	7/29/2022	150,000	150,000
650 California Street Building mortgage note	3.60%		Term debt	7/1/2019	126,287	128,785
221 Main Building mortgage note	3.95%		Interest only	5/10/2017	73,000	73,000
263 Shuman Boulevard Building mortgage note(3)	5.55%		Interest only	7/1/2017	49,000	49,000
One Glenlake Building mortgage note	5.80%		Term debt	12/10/2018	26,315	29,278
Revolving Credit Facility	LIBOR + 100 bp	(4)	Interest only	7/31/2019	—	247,000
$300 Million Bridge Loan	LIBOR + 110 bp	(5)	Interest only	8/4/2016	—	119,000
SanTan Corporate Center mortgage notes	5.83%		Interest only	10/11/2016	—	39,000
Less: Deferred financing costs related to term loans and notes payable					(3,136)	(4,492)
Total indebtedness					$721,466	$1,130,571

(1)
The $300 Million Term Loan, as further described below, bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on Columbia Property Trust's applicable credit rating.

(2)
Columbia Property Trust is party to an interest rate swap agreement with a notional amount of $150.0 million, which effectively fixes its interest rate on the $150 Million Term Loan, as further described below, at 3.52% and terminates on July 29, 2022. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in the fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.

(3)
In January 2017, the lender put this loan into non-monetary default because the full-building lease with OfficeMax was not renewed, as required by the loan agreement. OfficeMax vacated the property in 2015, and the lease will expire in May 2017. Columbia Property Trust is in process of working to transfer this property to the lender.

(4)
Borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR-based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on Columbia Property Trust's applicable credit rating.

(5)
The $300 Million Bridge Loan bore interest, at Columbia Property Trust's option, at either LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% based on Columbia Property Trust's applicable credit rating.

Term Loans
On July 30, 2015, Columbia Property Trust replaced a $450 million term loan, which had a maturity date of February 3, 2016, with two separate term loans. Columbia Property Trust entered into a $300.0 million unsecured, single-draw term loan (the "$300 Million Term Loan") with a syndicate of banks with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners. The $300 Million Term Loan matures on July 31, 2020. Columbia Property Trust also entered into a $150.0 million unsecured, single-draw term loan (the "$150 Million Term Loan") with a syndicate of banks with Wells Fargo Securities, LLC, U.S. Bank National Association, and Regions Capital Markets serving as joint lead arrangers and joint bookrunners. The $150 Million Term Loan matures on July 29, 2022.
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

Revolving Credit Facility
On July 30, 2015, Columbia Property Trust amended the Revolving Credit Facility, with a total capacity of $500.0 million with J.P. Morgan Securities LLC and PNC Capital Markets LLC serving as joint lead arrangers and joint book runners, to, among other things: (i) change the margins on the interest rate under the facility, as described below; (ii) extend the maturity date from August 2017 to July 2019 with two, six-month extension options; (iii) enable Columbia Property Trust to increase the Revolving Credit Facility and the $300 Million Term Loan, as described above, by an aggregate amount of up to $400.0 million on four occasions; and (iv) revise certain covenants under the facility.
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
On December 21, 2015, Columbia Property Trust exercised its option to extend the $300 Million Bridge Loan's maturity date by six months from February 4, 2016 to August 4, 2016. Columbia Property Trust repaid the $119.0 million remaining outstanding balance on the $300 Million Bridge Loan on April 1, 2016, as described below.
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants in the Debt Facilities:

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
As of December 31, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit and notes payable as of December 31, 2016 and 2015, was approximately $728.5 million and $1,140.1 million, respectively. The related carrying value of the line of credit and notes payable as of December 31, 2016 and 2015, was $724.6 million and $1,135.1 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (Level 3).

Interest Paid and Capitalized
As of December 31, 2016 and 2015, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable, was approximately 3.09% and 2.54%, respectively. Columbia Property Trust made interest payments of approximately $27.8 million, $54.0 million, and $56.1 million during 2016, 2015, and 2014, respectively, of which approximately $0.3 million and $0.6 million was capitalized during 2016 and 2015, respectively, and no interest was capitalized during 2014.
Debt Repayments and Maturities
During 2015 and 2016 Columbia Property Trust made the following debt repayments:

•
On October 3, 2016, a portion of the proceeds from the sale of the 80 Park Plaza Property were used to repay the $99.0 million remaining outstanding balance on the Revolving Credit Facility. No additional borrowings were made against the Revolving Credit Facility during the remainder of 2016.

•
On June 30, 2016, Columbia Property Trust used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016, resulting in the write off of approximately $10,000 of related unamortized financing costs, which are included in loss on early extinguishment in the accompanying statements of operations.

•
On April 1, 2016, Columbia Property Trust repaid the $119.0 million remaining on the $300 Million Bridge Loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015. The $300 Million Bridge Loan was scheduled to mature on August 4, 2016. Columbia Property Trust recognized a loss on early extinguishment of debt of $82,000 related to unamortized deferred financing costs.

•
On June 1, 2015, Columbia Property Trust repaid the mortgage note for the 333 Market Street Building for $206.5 million and the related interest rate swap agreement expired. The maturity date for the 333 Market Street Building mortgage note was July 1, 2015.

•
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

•
On July 13, 2015, Columbia Property Trust repaid the $105.0 million mortgage note on the 100 East Pratt Street Building at par. The maturity date for the 100 East Pratt Street Building mortgage note was June 11, 2017.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit and notes payable as of December 31, 2016 (in thousands):

2017	$127,728
2018	25,859
2019	121,016
2020	300,000
2021	—
Thereafter	150,000
Total	$724,603

6.	Bonds Payable
On August 12, 2016, Columbia Property Trust OP issued $350 of ten-year, unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received net proceeds from the 2026 Bonds Payable of $346.4 million, which were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes due April 2018 (the "2018 Bonds Payable"), including a $17.9 million make-whole payment reflected as an early loss on extinguishment of debt in the accompanying consolidated statement of operations. The remaining net proceeds were used to repay borrowings on the Revolving Credit Facility. The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. In the accompanying consolidated balance sheets, the 2026 Bonds Payable are shown net of the initial issuance discount of approximately $1.3 million, which will be amortized to interest expense over the term of the 2026 Bonds Payable using the effective interest method. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.

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
In 2016 and 2015, Columbia Property Trust made interest payments of $28.0 million and $22.7 million, respectively, on the 2025 Bonds Payable and the 2018 Bonds Payable. Interest payments on the 2025 Bonds Payable began in October 2015, and interest payments on the 2026 Bonds Payable will began in February 2017.
The restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable, as defined, pursuant to an indenture include:

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
As of December 31, 2016, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its 2026 Bonds Payable and 2025 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2026 Bonds Payable as of December 31, 2016, was approximately $703.1 million and the fair value of the 2018 Bonds Payable and 2025 Bonds Payable as of December 31, 2015, was $602.3 million. The related carrying value of the bonds payable, net of discounts, as of December 31, 2016 and 2015, was $698.3 million and $595.3 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2016, no tenants have exercised such options that have not been materially satisfied or recorded as a liability in the accompanying consolidated balance sheets.
Obligations Under Operating Leases
Columbia Property Trust owns four properties that are subject to ground leases with expiration dates of December 31, 2058, February 28, 2062, December 14, 2077, and July 31, 2099. Columbia Property Trust incurred $2.6 million in rent expense related to such ground leases in 2016, 2015, and 2014. The lease expiring on December 14, 2077, has been fully prepaid, and the lease expiring on December 31, 2058 relates to a property held for sale. As of December 31, 2016, the required payments under the terms of the remaining two ground leases are as follows (in thousands):

2017	$2,642
2018	2,671
2019	2,671
2020	2,671
2021	2,671
Thereafter	195,116
Total	$208,442

Obligations Under Capital Leases
The Three Glenlake Building is subject to a capital lease of land. This obligation requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which matures in 2021. The required payments under the terms of the leases are as follows as of December 31, 2016 (in thousands):

2017	$7,200
2018	7,200
2019	7,200
2020	7,200
2021	127,200
Thereafter	—
156,000
Amounts representing interest	(36,000)
Total	$120,000
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $16.1 million as of December 31, 2016. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of December 31, 2016.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01, through September 4, 2017. Columbia Property Trust will continue to evaluate the acquisition of shares primarily through open market transactions, subject to market conditions and other factors. Under the Stock Repurchase Program, during 2016 and 2015, Columbia Property Trust acquired approximately 3.1 million shares at an average price of $22.13, for aggregate purchases of $69.1 million. As of December 31, 2016, $130.9 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.

Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP"). In July 2013, Columbia Property Trust's shareholders approved the LTIP, and 2,000,000 shares were authorized and reserved for issuance under the LTIP.
Columbia Property Trust has made the following share grants to employees in 2016, 2015, and 2014.

Grant	Grant Date	Shares Granted	Shares Withheld for Taxes
2016 Employee Grant	January 21, 2016	231,015	20,842
2015 Employee Grant	January 21, 2015	123,187	11,368
2014 Employee Grant	January 21, 2014	143,740	12,752
For each of the grants, 25% of the shares vested upon grant, and the remaining shares vest ratably, with the passage of time, on January 31st of the following three years. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP follows:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2014	—		$—
Granted	144		$24.82
Vested	(39)		$24.82
Forfeited	(1)		$24.82
Unvested shares as of December 31, 2014	104		$24.82
Granted	123		$24.40
Vested	(74)		$24.60
Forfeited	(2)		$24.56
Unvested shares as of December 31, 2015	151		$24.59
Granted	247		$21.79
Vested	(138)		$23.32
Forfeited	(4)		$21.90
Unvested shares as of December 31, 2016	256	(2)	$22.62

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)
As of December 31, 2016, Columbia Property Trust expects approximately 243,200 of the 256,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

On January 1, 2017, Columbia Property Trust granted 135,921 shares of common stock to employees under the LTIP. Such awards are time based, and will will vest ratably on the anniversary of the grant over the next four years. Performance-based share awards were also made on January 1, 2017. The payout of these performance-based awards can range from 0% to 150%, depending on total shareholder return relative to the FTSE NAREIT Equity Office Index at the end of a three-year performance period. During the transition period, participants in the three-year performance awards will also receive interim awards with one and two-year performance periods. For the three-year awards, 75% of the shares earned will vest at the conclusion of the performance period, with the remaining 25% vesting one year later. The awards will be expensed over the vesting period, using the estimated fair value for each award. Time-based awards will be expensed using the grant date fair value, or closing price of the award on the grant date. Performance-based awards will be expensed over the vesting period at the estimated fair value of the grant date, as determined by the Monte Carlo valuation method.
On January 20, 2017, Columbia Property Trust granted 193,535 shares of common stock to employees, net of 17,938 shares withheld to settle the related tax liability, under the LTIP, of which 25% vested upon grant, and the remaining shares will vest ratably, with the passage of time, on January 31, 2018, 2019, and 2020.

Beginning in January 2014, Columbia Property Trust pays quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vest at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Weighted-Average Grant-Date Fair Value
2016 Director Grants:
January 4, 2016	7,439	$23.00
April 1, 2016	8,120	$21.89
July 1, 2016	8,158	$21.52
October 3, 2016	7,727	$22.19
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
October 1, 2015	4,571	$23.40
2014 Director Grants:
January 21, 2014	3,344	$24.82
April 1, 2014	2,968	$27.22
July 1, 2014	3,016	$25.78
October 1, 2014	4,960	$23.89
Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2016	2015	2014
Amortization of unvested LTIP awards	$2,856	$1,699	$749
Future employee awards(1)	1,006	1,353	866
Issuance of shares to independent directors	696	496	360
Total stock-based compensation expense	$4,558	$3,548	$1,975

(1)
These estimated future employee awards relate to service during the period, to be granted in January of the subsequent year, with 25% vesting on the date of grant, and the remaining 75% vesting ratably on January 31st of each of the following three years.

These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. There was $3.2 million and $2.2 million of unrecognized compensation costs related to unvested awards under the LTIP as of December 31, 2016 and December 31, 2015, respectively. This amount will be amortized over the respective vesting period, ranging from one year to three years at the time of grant.
Authorized Shares
On July 1, 2014, Columbia Property Trust reduced the number of common shares authorized from 900,000,000 to 225,000,000, which is proportionally equal to the reduction in shares outstanding as a result of a reverse stock split, which occurred in August 2013.
Independent Director Stock Option Plan
Columbia Property Trust maintains an independent director stock option plan that provides for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). On April 24, 2008, the Conflicts Committee of the Board of Directors suspended the Director Plan in connection with the registration of a public offering of shares of its common stock in certain states, and no awards have been made under the Director Plan since that date. A total of 25,000 shares have been authorized and reserved for issuance under the Director Plan.
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
A summary of stock option activity under the Director Plan during 2016, 2015, and 2014, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2013	7,375	$48	7,375
Granted	—
Expired	(3,500)
Outstanding as of December 31, 2014	3,875	$48	3,875
Granted	—
Expired	(2,000)
Outstanding as of December 31, 2015	1,875	$48	1,875
Granted	—
Expired	(500)
Outstanding as of December 31, 2016	1,375	$48	1,375
Columbia Property Trust has evaluated the fair values of options granted under the Director Plan using the Black-Scholes-Merton model and concluded that such values are insignificant as of the end of the period presented. The weighted-average contractual remaining life for options that were exercisable as of December 31, 2016, was approximately 0.5 years.
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
Based on 2016 annualized lease revenue, as defined, none of Columbia Property Trust's tenants represent more than 8% of Columbia Property Trust's portfolio. Tenants in business services, depository institutions, and legal services each represent 17%, 16%, and 10%, respectively, of Columbia Property Trust's annualized lease revenue. Columbia Property Trust's properties are located in nine states and the District of Columbia.
As of December 31, 2016, approximately 26% and 25% of Columbia Property Trust's office properties are located in San Francisco and New York, respectively, based on annualized lease revenue.

The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding lease incentives, as of December 31, 2016, is as follows (in thousands):

2017	$282,330
2018	283,944
2019	270,987
2020	252,723
2021	207,521
Thereafter	1,324,548
Total	$2,622,053
As of December 31, 2016, Columbia Property Trust has recognized lease incentive obligations of $69.0 million, which will be amortized against rental income over the 31-year life of the related lease.
10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years ended December 31,
	2016	2015	2014
Investment in real estate funded with other assets	$1,442	$27,000	$3,807
Other assets assumed upon acquisition	$—	$7,785	$2,493
Other liabilities assumed upon acquisition	$—	$4,765	$2,004
Real estate assets transferred to unconsolidated joint venture	$—	$531,696	$—
Mortgage note transferred to unconsolidated joint venture	$—	$325,000	$—
Other assets transferred to unconsolidated joint venture	$—	$37,987	$—
Other liabilities transferred to unconsolidated joint venture	$—	$20,595	$—
Notes payable assumed at acquisition	$—	$—	$203,000
Discount on issuance of bonds payable	$1,309	$494	$—
Amortization of discounts (premiums) on debt	$267	$(18)	$396
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,553	$(1,570)	$1,339
Accrued capital expenditures and deferred lease costs	$15,042	$19,324	$17,283
Accrued dividends payable	$36,727	$37,354	$—
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$3,388	$3,548	$1,642

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2016, 2015, and 2014 (in thousands) follows:

	2016	2015	2014
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$84,281	$44,619	$92,635
Increase (decrease) in net income resulting from:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	34,569	81,559	69,832
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(26,900)	(13,409)	(8,437)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(9,013)	(6,626)	(9,394)
Gain on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	—	(2,633)	(4,945)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	(261)	5	(1)
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(71,701)	(117,857)	(47,159)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	(2,707)	14,342	31,991
Income tax basis net income (loss), prior to dividends-paid deduction	$8,268	$—	$124,522
As of December 31, 2016, the tax basis carrying value of Columbia Property Trust's total assets was approximately $4.5 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2016	2015	2014
Ordinary income	5.6%	—%	83.1%
Capital gains	—%	—%	—%
Return of capital	94.4%	100%	16.9%
Total	100%	100%	100%
As of December 31, 2016, returns for the calendar years 2012 through 2016 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as Columbia Property Trust made distributions in excess of taxable income for the periods presented. Columbia Property Trust is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2016, 2015, and 2014, are as follows:

	Years ended December 31,
	2016	2015	2014
Federal income tax	$255	$17	$318
State income tax	21	25	35
Total income tax	$276	$42	$353
As of December 31, 2016, Columbia Property Trust had a deferred tax liability of $22,000, and as of December 31, 2015, Columbia Property Trust had a deferred tax asset of $235,000, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

12.	Discontinued Operations
As a result of implementing ASU 2014-08 effective April 1, 2014, beginning in the second quarter of 2014, the operating results for properties sold are included in continuing operations. Amounts reclassified to discontinued operations in 2014 reflect post- closing adjustments and true ups related to the sale of 18 properties, which closed on November 5, 2013 (prior to the adoption of ASU 2014-08), for $521.5 million and resulted in a net loss of $0.4 million.
The following table shows the revenues and expenses reclassified to discontinued operations (in thousands).

For the Year Ended December 31, 2014
Revenues:
Rental income	$4
Tenant reimbursements	115
119
Expenses:
Property operating costs	(250)
Asset and property management fees	7
General and administrative	755
Total expenses	512
Operating loss	(393)
Other income (expense):
Interest expense	3
Loss from discontinued operations	(390)
Loss on disposition of discontinued operations	(1,627)
Loss from discontinued operations	$(2,017)
13.    Earnings Per Share

The basic and diluted earnings-per-share computations, net income, and income from continuing operations have been reduced for the dividends paid on unvested shares related to the LTIP grants, as described in Note 8, Equity. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2016	2015	2014
Net income	$84,281	$44,619	$92,635
Distributions paid on unvested shares	(314)	(185)	(128)
Net income used to calculate basic and diluted earnings per share	$83,967	$44,434	$92,507
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2016	2015	2014
Weighted-average common shares – basic	123,130	124,757	124,860
Plus incremental weighted-average shares from time-vested conversions less assumed share repurchases:
Previously granted LTIP awards, unvested	58	33	29
Future LTIP awards	40	57	29
Weighted-average common shares – diluted	123,228	124,847	124,918

14.    Quarterly Results (unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015(in thousands, except per-share data):

	2016
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$126,579	$127,930		$113,266		$105,768
Net income	$6,697	$13,286	(1)	$36,898	(2)	$27,400	(3)
Net income per share - basic	$0.05	$0.11		$0.30		$0.22
Net income per share - diluted	$0.05	$0.11		$0.30		$0.22
Dividends declared per share	$0.30	$0.30		$0.30		$0.30

(1)	Net income for the second quarter of 2016 includes an early termination payment at 222 East 41st Street of $6.2 million.

(2)
Net income for the third quarter of 2016 includes gains on sales of real estate assets of $50.4 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions; partially offset by losses on early extinguishment of debt of $18.9 million related to the early repayment of the 2018 Bonds Payable.

(3)	Net income for the fourth quarter of 2016 includes gains on sales of real estate assets of $22.2 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

	2015
	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
Revenues	$147,543	$148,124	$137,719		$132,679
Net income	$5,598	$8,709	$20,143	(1)	$10,169
Net income per share - basic	$0.04	$0.07	$0.16		$0.08
Net income per share - diluted	$0.04	$0.07	$0.16		$0.08
Dividends declared per share	$0.30	$0.30	$0.30		$0.30

(1)
Net income for the third quarter of 2015 includes gains on sales of real estate assets of $20.2 million related to the 11 Property Sale, partially offset by losses on early extinguishment of debt of $2.7 million.

15. Segment Information
Columbia Property Trust establishes operating segments at the property level, and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of December 31, 2016, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar, low-barrier to entry geographic locations, in which Columbia Property Trust does not plan to make further investments. During the periods presented, there have been no material inter-segment transactions.
Net operating income ("NOI") is a non-GAAP financial measure, and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties, and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
When assessing ongoing performance of our reportable segments, management does not evaluate assets or capital expenditures by reportable segment. Additionally, expenses, such as depreciation and amortization and others included in the reconciliation of NOI to GAAP net income, are reviewed by management on a consolidated basis, rather than by reportable segment.
The following table presents operating revenues by geographic reportable segment (in thousands):

	For the years ended December 31,
	2016	2015	2014
New York	$117,235	$97,643	$56,539
San Francisco	109,995	112,696	79,265
Atlanta	36,742	35,715	53,879
Washington, D.C.(1)	33,024	62,766	64,144
Boston	11,796	20,895	18,356
Los Angeles	7,443	7,588	7,685
All other office markets	152,858	207,367	236,509
Total office segments	469,093	544,670	516,377
Hotel	22,958	24,583	23,223
Corporate	2,519	872	1,197
Total	494,570	570,125	540,797
Operating revenues included in loss from unconsolidated joint venture	(21,027)	(4,060)	—
Total operating revenues	$473,543	$566,065	$540,797

(1)
Includes operating revenues for our interest in the Market Square buildings for all periods presented.  On October 28, 2015, we contributed the Market Square Buildings and related mortgage note to a joint venture, and sold a 49% interest in the joint venture to a third-party. As a result, effective October 28, 2015, we began recording our 51% interest in the Market Square joint venture using the equity method of accounting, and began reflecting our interest in the operating revenues of the Market Square Buildings in loss from unconsolidated joint venture in the accompanying consolidated statements of operations.

The following table presents net operating income by geographic reportable segment (in thousands):

	For the years ended December 31,
	2016	2015	2014
New York	$70,038	$54,692	$29,678
San Francisco	80,529	83,826	61,426
Atlanta	32,939	31,912	50,182
Washington, D.C.(1)	16,372	36,958	39,519
Boston	5,114	12,519	14,674
Los Angeles	4,523	4,853	5,211
All other office markets	92,756	129,199	151,695
Total office segments	302,271	353,959	352,385
Hotel	3,988	4,593	4,299
Corporate	1,964	19	21
Total	308,223	358,571	356,705
NOI included in loss from unconsolidated joint venture	(9,732)	(1,992)	—
Total NOI	$298,491	$356,579	$356,705

(1)
Includes NOI for our interest in the Market Square buildings for all periods presented. On October 28, 2015, we contributed the Market Square Buildings and related mortgage note to a joint venture, and sold a 49% interest in the joint venture to a third-party. As a result, effective October 28, 2015, we began recording our 51% interest in the Market Square joint venture using the equity method of accounting, and began reflecting our interest in the NOI of the Market Square Buildings in loss from unconsolidated joint venture in the accompanying consolidated statements of operations.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	For the years ended December 31,
	2016	2015	2014
Net income	$84,281	$44,619	$92,635
Depreciation	108,543	131,490	117,766
Amortization	56,775	87,128	78,843
General and administrative	33,876	29,683	31,275
Real estate acquisition costs	—	3,675	14,142
Net interest expense	67,538	85,265	75,681
Interest income from development authority bonds	(7,200)	(7,200)	(7,200)
Interest rate swap valuation adjustment	—	(2,634)	(4,946)
Interest expense associated with interest rate swap	—	2,642	5,317
Settlement of interest rate swap	—	1,102	—
Loss on early extinguishment of debt	18,997	3,149	23
Income tax expense	445	378	662
Adjustments included in loss from unconsolidated joint venture	7,561	1,142	—
Gains on sales of real estate assets	(72,325)	(23,860)	(75,275)
Amounts in discontinued operations	—	—	2,652
Impairment loss	—	—	25,130
Net operating income	$298,491	$356,579	$356,705
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31, 2016 and 2015 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2016, 2015, and 2014 (in thousands); and its condensed consolidating statements of cash flows for 2016, 2015, and 2014 (in thousands).

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Buildings and improvements, net	—	219	2,120,931	—	2,121,150
Intangible lease assets, net	—	—	193,311	—	193,311
Construction in progress	—	—	36,188	—	36,188
Real estate assets held for sale, net	—	34,956	377,550	—	412,506
Total real estate assets	—	35,175	3,479,331	—	3,514,506
Investment in unconsolidated joint venture	—	127,346	—	—	127,346
Cash and cash equivalents	174,420	16,509	25,156	—	216,085
Investment in subsidiaries	2,047,922	1,782,752	—	(3,830,674)	—
Tenant receivables, net of allowance	—	—	7,163	—	7,163
Straight-line rent receivable	—	—	64,811	—	64,811
Prepaid expenses and other assets	317,153	262,216	15,593	(570,687)	24,275
Intangible lease origination costs, net	—	—	54,279	—	54,279
Deferred lease costs, net	—	—	125,799	—	125,799
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	3,767	41,814	(52)	45,529
Total assets	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793
Liabilities:
Line of credit and notes payable, net	$—	$447,643	$704,585	$(430,762)	$721,466
Bonds payable, net	—	692,972	—	—	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	—	10,395	120,633	—	131,028
Dividends payable	36,727	—	—	—	36,727
Due to affiliates	—	58	1,534	(1,592)	—
Deferred income	—	—	19,694	—	19,694
Intangible lease liabilities, net	—	—	33,375	—	33,375
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale, net	—	2,651	177,497	(138,385)	41,763
Total liabilities	36,727	1,153,719	1,177,318	(570,739)	1,797,025
Equity:
Total equity	2,502,768	1,074,046	2,756,628	(3,830,674)	2,502,768
Total liabilities and equity	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$6,241	$890,226	$—	$896,467
Building and improvements, net	—	28,913	2,868,518	—	2,897,431
Intangible lease assets, net	—	—	259,136	—	259,136
Construction in progress	—	917	30,930	—	31,847
Total real estate assets	—	36,071	4,048,810	—	4,084,881
Investment in unconsolidated joint venture	—	118,695	—	—	118,695
Cash and cash equivalents	989	14,969	16,687	—	32,645
Investment in subsidiaries	2,333,408	1,901,581	—	(4,234,989)	—
Tenant receivables, net of allowance	—	52	11,618	—	11,670
Straight-line rent receivable	—	1,311	107,751	—	109,062
Prepaid expenses and other assets	317,151	265,615	26,153	(573,071)	35,848
Intangible lease origination costs, net	—	—	77,190	—	77,190
Deferred lease costs, net	—	2,055	86,072	—	88,127
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118
Liabilities:
Lines of credit and notes payable, net	$—	$812,836	$888,340	$(570,605)	$1,130,571
Bonds payable, net	—	595,259	—	—	595,259
Accounts payable, accrued expenses, and accrued capital expenditures	—	13,313	85,446	—	98,759
Dividends payable	37,354	—	—	—	37,354
Due to affiliates	—	21	2,445	(2,466)	—
Deferred income	—	200	24,614	—	24,814
Intangible lease liabilities, net	—	—	57,167	—	57,167
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	37,354	1,421,629	1,178,012	(573,071)	2,063,924
Equity:
Total equity	2,614,194	918,720	3,316,269	(4,234,989)	2,614,194
Total liabilities and equity	$2,651,548	$2,340,349	$4,494,281	$(4,808,060)	$4,678,118

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$3,622	$362,947	$(383)	$366,186
Tenant reimbursements	—	1,963	67,807	—	69,770
Hotel income	—	—	22,661	—	22,661
Other property income	980	—	14,352	(406)	14,926
	980	5,585	467,767	(789)	473,543
Expenses:
Property operating costs	—	3,209	152,142	(383)	154,968
Hotel operating costs	—	—	18,686	—	18,686
Asset and property management fees:
Related-party	—	154	—	(154)	—
Other	—	—	1,415	—	1,415
Depreciation	—	2,760	105,783	—	108,543
Amortization	—	364	56,411	—	56,775
General and administrative	154	8,566	25,408	(252)	33,876
	154	15,053	359,845	(789)	374,263
Real estate operating income (loss)	826	(9,468)	107,922	—	99,280
Other income (expense):
Interest expense	—	(46,797)	(50,302)	29,490	(67,609)
Interest and other income	14,268	15,272	7,238	(29,490)	7,288
Loss on early extinguishment of debt	—	(18,987)	(10)	—	(18,997)
	14,268	(50,512)	(43,074)	—	(79,318)
Income (loss) before income tax expense and unconsolidated joint venture	15,094	(59,980)	64,848	—	19,962
Income tax expense	—	(20)	(425)	—	(445)
Income (loss) from unconsolidated entities	69,187	113,105	—	(189,853)	(7,561)
Income before gains on sales of real estate assets	84,281	53,105	64,423	(189,853)	11,956
Gains on sales of real estate assets	—	—	72,325	—	72,325
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$2,662	$433,763	$(377)	$436,048
Tenant reimbursements	—	1,316	98,339	—	99,655
Hotel income	—	—	24,309	—	24,309
Other property income	171	—	6,215	(333)	6,053
	171	3,978	562,626	(710)	566,065
Expenses:
Property operating costs	—	3,065	185,390	(377)	188,078
Hotel operating costs	—	—	19,615	—	19,615
Asset and property management fees:
Related-party	—	100	—	(100)	—
Other	—	—	1,816	—	1,816
Depreciation	—	2,571	128,919	—	131,490
Amortization	—	237	86,891	—	87,128
General and administrative	152	8,754	21,010	(233)	29,683
Acquisition expenses	—	11	3,664	—	3,675
	152	14,738	447,305	(710)	461,485
Real estate operating income (loss)	19	(10,760)	115,321	—	104,580
Other income (expense):
Interest expense	—	(44,919)	(67,076)	26,699	(85,296)
Interest and other income	14,141	12,565	7,247	(26,699)	7,254
Loss on interest rate swaps	—	(1,101)	(9)	—	(1,110)
Loss on early extinguishment of debt	—	(1,050)	(2,099)	—	(3,149)
	14,141	(34,505)	(61,937)	—	(82,301)
Income (loss) before income tax expense and unconsolidated entities	14,160	(45,265)	53,384	—	22,279
Income tax expense	—	(25)	(353)	—	(378)
Income (loss) from unconsolidated entities	30,459	59,165	—	(90,766)	(1,142)
Income before gains (loss) on sales of real estate assets	44,619	13,875	53,031	(90,766)	20,759
Gains (loss) on sale of real estate assets	—	(19)	23,879	—	23,860
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,150	$413,752	$(361)	$414,541
Tenant reimbursements	—	222	95,153	—	95,375
Hotel income	—	—	22,885	—	22,885
Other property income	—	—	8,220	(224)	7,996
	—	1,372	540,010	(585)	540,797
Expenses:
Property operating costs	—	2,716	161,367	(361)	163,722
Hotel operating costs	—	—	18,792	—	18,792
Asset and property management fees:
Related-party	—	17	—	(17)	—
Other	—	—	2,258	—	2,258
Depreciation	—	1,795	115,971	—	117,766
Amortization	—	121	78,722	—	78,843
Impairment loss on real estate assets	—	—	25,130	—	25,130
General and administrative	149	9,701	21,632	(207)	31,275
Acquisition fees	—	—	14,142	—	14,142
	149	14,350	438,014	(585)	451,928
Real estate operating income (loss)	(149)	(12,978)	101,996	—	88,869
Other income (expense):
Interest expense	—	(30,271)	(64,105)	18,665	(75,711)
Interest and other income	7,969	10,724	7,247	(18,665)	7,275
Loss on interest rate swaps	—	—	(371)	—	(371)
Loss on early extinguishment of debt	—	—	(23)	—	(23)
Income from equity investment	84,815	113,976	—	(198,791)	—
	92,784	94,429	(57,252)	(198,791)	(68,830)
Income before income tax expense and gains on sales of real estate assets	92,635	81,451	44,744	(198,791)	20,039
Income tax expense	—	(4)	(658)	—	(662)
Income before gains on sales of real estate assets	92,635	81,447	44,086	(198,791)	19,377
Gains on sales of real estate assets	—	—	75,275	—	75,275
	92,635	81,447	119,361	(198,791)	94,652
Discontinued operations:
Operating loss from discontinued operations	—	—	(390)	—	(390)
Loss on disposition of discontinued operations	—	—	(1,627)	—	(1,627)
Loss from discontinued operations	—	—	(2,017)	—	(2,017)
Net income	$92,635	$81,447	$117,344	$(198,791)	$92,635

Consolidating Statements of Comprehensive Income (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281
Market value adjustment to interest rate swap	1,553	1,553	—	(1,553)	1,553
Comprehensive income	$85,834	$54,658	$136,748	$(191,406)	$85,834

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619
Market value adjustment to interest rate swap	(1,570)	(1,570)	—	1,570	(1,570)
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Comprehensive income	$44,151	$13,388	$76,910	$(90,298)	$44,151

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$92,635	$81,447	$117,344	$(198,791)	$92,635
Market value adjustment to interest rate swap	1,339	1,339	—	(1,339)	1,339
Comprehensive income	$93,974	$82,786	$117,344	$(200,130)	$93,974

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$875	$(49,902)	$242,118	$193,091
Cash flows from investing activities:
Net proceeds from sale of real estate	603,732	—	10,000	613,732
Investment in real estate and related assets	—	(2,157)	(69,750)	(71,907)
Investment in unconsolidated joint venture	—	(16,212)	—	(16,212)
Net cash provided by (used in) investing activities	603,732	(18,369)	(59,750)	525,613
Cash flows from financing activities:
Borrowings, net of fees	781,416	(839)	—	780,577
Repayments	(1,090,000)	—	(5,460)	(1,095,460)
Debt prepayment and interest rate settlement costs paid	(17,921)	—	—	(17,921)
Redemptions of common stock	(53,986)	—	—	(53,986)
Distributions	(148,474)	—	—	(148,474)
Intercompany transfers, net	97,789	70,650	(168,439)	—
Net cash provided by (used in) financing activities	(431,176)	69,811	(173,899)	(535,264)
Net increase (decrease) in cash and cash equivalents	173,431	1,540	8,469	183,440
Cash and cash equivalents, beginning of period	989	14,969	16,687	32,645
Cash and cash equivalents, end of period	$174,420	$16,509	$25,156	$216,085

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$26	$(50,601)	$273,655	$—	$223,080
Cash flows from investing activities:
Net proceeds from sale of real estate	72,353	524,381	—	—	596,734
Investment in real estate and related assets	(57,198)	(1,007,511)	(103,224)	—	(1,167,933)
Investment in unconsolidated joint venture	—	(5,500)	—	—	(5,500)
Investments in subsidiaries	(1,065,695)	—	—	1,065,695	—
Net cash provided by (used in) investing activities	(1,050,540)	(488,630)	(103,224)	1,065,695	(576,699)
Cash flows from financing activities:
Borrowings, net of fees	—	2,223,778	—	—	2,223,778
Repayments	—	(1,518,000)	(336,512)	—	(1,854,512)
Prepayments to settle debt and interest rate swap	—	(1,102)	(2,063)	—	(3,165)
Redemptions of common stock	(17,057)	—	—	—	(17,057)
Distributions	(112,570)	—	—	—	(112,570)
Intercompany transfers	1,061,642	(160,980)	165,033	(1,065,695)	—
Net cash provided by (used in) financing activities	932,015	543,696	(173,542)	(1,065,695)	236,474
Net increase (decrease) in cash and cash equivalents	(118,499)	4,465	(3,111)	—	(117,145)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$989	$14,969	$16,687	$—	$32,645

	For the Year Ended December 31, 2014
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$(122)	$(38,618)	$275,646	$—	$236,906
Cash flows from investing activities:
Net proceeds from sale of real estate	—	418,207	—	—	418,207
Investments in real estate and related assets	(5,000)	(366,380)	(70,615)	—	(441,995)
Investments in subsidiaries	67,403	—	—	(67,403)	—
Net cash provided by (used in) investing activities	62,403	51,827	(70,615)	(67,403)	(23,788)
Cash flows from financing activities:
Borrowings, net of fees	—	282,807	(1,289)	—	281,518
Repayments	—	(283,000)	(11,739)	—	(294,739)
Distributions	(149,962)	—	—	—	(149,962)
Intercompany transfers	153,847	(23,220)	(198,030)	67,403	—
Net cash provided by (used in) financing activities	3,885	(23,413)	(211,058)	67,403	(163,183)
Net increase (decrease) in cash and cash equivalents	66,166	(10,204)	(6,027)	—	49,935
Cash and cash equivalents, beginning of period	53,322	20,708	25,825	—	99,855
Cash and cash equivalents, end of period	$119,488	$10,504	$19,798	$—	$149,790

17.	Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
Property Dispositions
As further described in Note 3, Real Estate Transactions, Columbia Property Trust closed on the sale of the Houston Properties on January 6, 2017, and closed on the sale of the Key Center Tower and the Key Center Marriott on January 31, 2017.
Dividends
On January 5, 2017, Columbia Property Trust paid an aggregate amount of $36.7 million in dividends for the fourth quarter of 2016 to shareholders of record on December 1, 2016.
On February 8, 2017, the board of directors declared dividends for the first quarter of 2017 in the amount of $0.20 per share, payable on March 15, 2017, to stockholders of record on March 1, 2017.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2016 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2016			Accumulated Depreciation and Amortization	Date of Construction		Life on Which Depreciation and Amortization is Computed(f)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(e)			Date Acquired
ONE GLENLAKE PARKWAY	Atlanta, GA	100%	$26,315		$5,846	$66,681	$72,527	$607	$5,934	$67,200	$73,134	$20,276	2003	6/25/2004	0 to 40 years
80 M STREET	Washington, D.C.	100%	None		26,248	76,269	102,517	(7,458)	26,806	68,253	95,059	22,689	2001	6/29/2004	0 to 40 years
UNIVERSITY CIRCLE	East Palo Alto, CA	100%	None		27,493	278,288	305,781	(18,754)	27,756	259,271	287,027	77,916	2001/2002/ 2003	9/20/2005	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	$49,000		7,142	41,535	48,677	6,890	7,233	48,334	55,567	23,935	1986	7/20/2006	0 to 40 years
95 COLUMBUS(a)	Jersey City, NJ	100%	None		29,061	141,544	170,605	12,217	29,712	153,110	182,822	54,335	1989	10/31/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(1,053)	53,099	58,577	111,676	15,703	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	None	(b)	—	324,520	324,520	(26,006)	—	298,514	298,514	61,749	2001	8/17/2007	0 to 45 years
LINDBERGH CENTER	Atlanta, GA	100%	None	(b)	—	262,468	262,468	3,252	—	265,720	265,720	69,267	2002	7/1/2008	0 to 40 years
THREE GLENLAKE BUILDING	Atlanta, GA	100%	None	(c)	7,517	88,784	96,301	891	8,055	89,137	97,192	24,751	2008	7/31/2008	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	173,062	188,574	(6,243)	15,512	166,819	182,331	40,581	2009/2010	6/1/2010	0 to 40 years
333 MARKET STREET	San Francisco, CA	100%	None		114,483	292,840	407,323	2	114,485	292,840	407,325	36,568	1979	12/21/2012	0 to 40 years
221 MAIN STREET	San Francisco, CA	100%	$73,000		60,509	174,629	235,138	8,759	60,509	183,388	243,897	22,071	1974	4/22/2014	0 to 40 years
650 CALIFORNIA STREET	San Francisco, CA	100%	$126,288		75,384	240,441	315,825	1,207	75,384	241,648	317,032	26,153	1964	9/9/2014	0 to 40 years
315 PARK AVENUE SOUTH	New York, NY	100%	None		119,633	249,510	369,143	4,317	119,633	253,827	373,460	22,413	1910	1/7/2015	0 to 40 years
116 HUNTINGTON AVENUE	Boston, MA	100%	None	(d)	—	116,290	116,290	42,170	—	158,460	158,460	10,791	1991	1/8/2015	0 to 40 years
229 WEST 43RD STREET	New York, NY	100%	None		207,233	292,991	500,224	794	207,233	293,785	501,018	19,036	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS - HELD FOR USE					749,160	2,879,482	3,628,642	21,592	751,351	2,898,883	3,650,234	548,234
HELD FOR SALE AT DECEMBER 31, 2016:
515 POST OAK	Houston, TX	100%	None		$6,100	$28,905	$35,005	$12,539	$6,241	$41,303	$47,544	$12,589	1980	2/10/2004	0 to 40 years
5 HOUSTON CENTER	Houston, TX	100%	None		8,186	147,653	155,839	(26,865)	8,186	120,788	128,974	39,378	2002	12/20/2005	0 to 40 years
KEY CENTER TOWER	Cleveland, OH	100%	None	(b)	7,269	244,424	251,693	21,566	7,453	265,806	273,259	87,515	1991	12/22/2005	0 to 40 years
KEY CENTER MARRIOTT	Cleveland, OH	100%	None		3,473	34,458	37,931	16,381	3,629	50,683	54,312	19,800	1991	12/22/2005	0 to 40 years
HOUSTON ENERGY CENTER I	Houston, TX	100%	None		4,734	79,344	84,078	5,130	4,734	84,474	89,208	21,509	2008	6/28/2010	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS - HELD FOR SALE					29,762	534,784	564,546	28,751	30,243	563,054	593,297	180,791
TOTAL CONSOLIDATED REAL ESTATE ASSETS					$778,922	$3,414,266	$4,193,188	$50,343	$781,594	$3,461,937	$4,243,531	$729,025
UNCONSOLIDATED REAL ESTATE ASSETS:
MARKET SQUARE BUILDINGS(g)	Washington, D.C.	51%	325,000		$152,629	$450,757	$603,386	$50,876	$152,629	$399,881	$552,510	$16,530	1990	10/28/2015	0 to 40 years

(a)	95 Columbus was previously referred to as International Financial Tower.

(b)	Property is owned subject to a long-term ground lease.

(c)	As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(d)	116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.

(e)	The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $4.488 billion.

(f)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years, and buildings are depreciated over 40-45 years.

(g)
Account balances are presented at 100% for the Market Square Buildings.  On October 28, 2015, the Market Square Buildings were transferred to an unconsolidated joint venture in which Columbia Property Trust owns 51% as of December 31, 2016. The aggregate cost of 100% of the land and buildings and improvements, net of debt, held by the Market Square Joint Venture for federal income tax purposes is approximately $578.5 million.

S-1

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2016	2015		2014
Real Estate:
Balance at beginning of year	$4,948,605	$5,050,482		$4,875,866
Additions to/improvements of real estate	41,848	1,162,068		610,510
Sale/transfer of real estate	(673,164)	(1,188,083)	(1)	(399,499)
Impairment of real estate	—	—		(25,130)
Write-offs of building and tenant improvements	(5,559)	(1,552)		(1,230)
Write-offs of intangible assets(2)	(30,435)	(12,614)		(5,251)
Write-offs of fully depreciated assets	(37,764)	(61,696)		(4,784)
Balance at end of year	$4,243,531	$4,948,605		$5,050,482
Accumulated Depreciation and Amortization:
Balance at beginning of year	$863,724	$973,920		$903,472
Depreciation and amortization expense	140,823	183,492		161,133
Sale/transfer of real estate	(203,248)	(221,481)	(1)	(80,607)
Write-offs of tenant improvements	(4,336)	(948)		(690)
Write-offs of intangible assets(2)	(30,174)	(9,563)		(4,604)
Write-offs of fully depreciated assets	(37,764)	(61,696)		(4,784)
Balance at end of year	$729,025	$863,724		$973,920

(1)	Includes the transfer of 100% of the Market Square Buildings to an unconsolidated joint venture, in which Columbia Property Trust currently owns a 51% interest.

(2)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2