Form 10-Q
period 2017-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2017-04-27
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017
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
  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of April 25, 2017: 122,450,566 shares

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
Any such forward-looking statements are subject to risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual conditions, our ability to accurately anticipate results expressed in such forward-looking statements, including our ability to generate positive cash flow from operations, make distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements. The risk factors described in our Annual Report are not the only ones we face, but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2016. Columbia Property Trust's results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$751,351	$751,351
Buildings and improvements, less accumulated depreciation of $455,392 and $435,457, as of March 31, 2017 and December 31, 2016, respectively	2,118,015	2,121,150
Intangible lease assets, less accumulated amortization of $115,904 and $112,777, as of March 31, 2017 and December 31, 2016, respectively	187,414	193,311
Construction in progress	36,278	36,188
Real estate assets held for sale, less accumulated depreciation and amortization of $180,791, as of December 31, 2016	—	412,506
Total real estate assets	3,093,058	3,514,506
Investment in unconsolidated joint venture	126,691	127,346
Cash and cash equivalents	554,655	216,085
Tenant receivables, net of allowance for doubtful accounts of $31, as of March 31, 2017 and December 31, 2016, respectively	5,290	7,163
Straight-line rent receivable	71,601	64,811
Prepaid expenses and other assets	40,647	24,275
Intangible lease origination costs, less accumulated amortization of $75,523 and $74,578, as of March 31, 2017 and December 31, 2016, respectively	51,326	54,279
Deferred lease costs, less accumulated amortization of $24,561 and $22,753, as of March 31, 2017 and December 31, 2016, respectively	127,185	125,799
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $34,152, as of December 31, 2016	—	45,529
Total assets	$4,190,453	$4,299,793
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,834 and $3,136, as of March 31, 2017 and December 31, 2016, respectively	$647,362	$721,466
Bonds payable, net of discounts of $1,619 and $1,664 and unamortized deferred financing costs of $5,210 and $5,364, as of March 31, 2017 and December 31, 2016, respectively	693,171	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	125,743	131,028
Dividends payable	—	36,727
Deferred income	19,329	19,694
Intangible lease liabilities, less accumulated amortization of $43,750 and $44,564, as of March 31, 2017 and December 31, 2016, respectively	30,979	33,375
Obligations under capital lease	120,000	120,000
Liabilities held for sale, less accumulated amortization of $1,239, as of December 31, 2016	—	41,763
Total liabilities	1,636,584	1,797,025
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 122,450,566 and 122,184,193 shares issued and outstanding, as of March 31, 2017 and December 31, 2016, respectively	1,224	1,221
Additional paid-in capital	4,539,144	4,538,912
Cumulative distributions in excess of earnings	(1,986,250)	(2,036,482)
Cumulative other comprehensive loss	(249)	(883)
Total equity	2,553,869	2,502,768
Total liabilities and equity	$4,190,453	$4,299,793
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$71,173	$99,586
Tenant reimbursements	8,584	19,753
Hotel income	1,339	4,663
Other property income	1,060	2,577
	82,156	126,579
Expenses:
Property operating costs	24,105	41,336
Hotel operating costs	2,076	4,331
Asset and property management fees	269	330
Depreciation	21,605	29,289
Amortization	9,457	16,075
General and administrative	8,768	10,490
	66,280	101,851
Real estate operating income	15,876	24,728
Other income (expense):
Interest expense	(15,115)	(17,897)
Interest and other income	2,350	1,805
Loss on early extinguishment of debt	(45)	—
	(12,810)	(16,092)
Income before income taxes, unconsolidated joint venture, and sales of real estate:	3,066	8,636
Income tax benefit (expense)	388	(77)
Loss from unconsolidated joint venture	(1,885)	(1,552)
Income before sales of real estate:	1,569	7,007
Gain (loss) on sales of real estate assets	73,153	(310)
Net income	$74,722	$6,697
Per-share information – basic:
Net income	$0.61	$0.05
Weighted-average common shares outstanding – basic	122,003	123,393
Per-share information – diluted:
Net income	$0.61	$0.05
Weighted-average common shares outstanding – diluted	122,329	123,412
Dividends per share	$0.20	$0.30

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Net income	$74,722	$6,697
Market value adjustments to interest rate swap	634	(4,857)
Comprehensive income	$75,356	$1,840

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	267	3	232	—	—	235
Distributions to common stockholders ($0.20 per share)	—	—	—	(24,490)	—	(24,490)
Net income	—	—	—	74,722	—	74,722
Market value adjustment to interest rate swap	—	—	—	—	634	634
Balance, March 31, 2017	122,451	$1,224	$4,539,144	$(1,986,250)	$(249)	$2,553,869

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	201	2	223	—	—	225
Distributions to common stockholders ($0.30 per share)	—	—	—	(37,039)	—	(37,039)
Net income	—	—	—	6,697	—	6,697
Market value adjustment to interest rate swap	—	—	—	—	(4,857)	(4,857)
Balance, March 31, 2016	123,459	$1,234	$4,563,537	$(2,003,258)	$(7,293)	$2,554,220
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$74,722	$6,697
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(6,376)	(6,168)
Depreciation	21,605	29,289
Amortization	8,869	14,753
Noncash interest expense	772	1,012
Loss on early extinguishment of debt	45	—
Loss from unconsolidated joint venture	1,885	1,552
(Gain) loss on sales of real estate assets	(73,153)	310
Stock-based compensation expense	1,691	1,382
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in tenant receivables, net	2,611	798
Increase in prepaid expenses and other assets	(1,576)	(244)
Decrease in accounts payable and accrued expenses	(21,118)	(3,613)
Decrease in deferred income	(4,579)	(2,928)
Net cash provided by operating activities	5,398	42,840
Cash Flows from Investing Activities:
Net proceeds from the sales of real estate	504,660	159,406
Earnest money paid	(12,000)	—
Capital improvements	(17,268)	(14,295)
Deferred lease costs paid	(3,906)	(3,683)
Investments in unconsolidated joint venture	(1,230)	(4,641)
Net cash provided by investing activities	470,256	136,787
Cash Flows from Financing Activities:
Proceeds from lines of credit and notes payable	—	131,000
Repayments of lines of credit and notes payable	(74,406)	(57,341)
Distributions paid to stockholders	(61,217)	(74,393)
Redemptions of common stock	(1,461)	(26,162)
Net cash used in financing activities	(137,084)	(26,896)
Net increase in cash and cash equivalents	338,570	152,731
Cash and cash equivalents, beginning of period	216,085	32,645
Cash and cash equivalents, end of period	$554,655	$185,376
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of March 31, 2017, Columbia Property Trust owned 16 operating properties, containing approximately 7.8 million square feet of commercial space, located in six states and the District of Columbia. All of the properties are wholly owned, except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of March 31, 2017, the properties, including 51% of the Market Square buildings, which Columbia Property Trust owns through an unconsolidated joint venture, were approximately 94.1% leased.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for these unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, in which Columbia Property Trust has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Based on the assessment as described above, Columbia Property Trust has determined that the carrying values of all its real estate assets and related intangible assets are recoverable as of March 31, 2017.
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

•
The sale of the property is probable (i.e., typically subject to a binding sale contract with a non-refundable deposit), and transfer of the property is expected to qualify for recognition as a completed sale within one year.

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of March 31, 2017, none of Columbia Property Trust's properties met the criteria to be held for sale in the accompanying consolidated balance sheet. As of December 31, 2016, Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak were subject to binding sale contracts and met the other aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of 5 Houston Center, Energy Center I, and 515 Post Oak closed on January 6, 2017, and the sale of Key Center Tower and Key Center Marriott closed on January 31, 2017 (see Note 3, Real Estate Transactions).
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
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of March 31, 2017 and December 31, 2016, Columbia Property Trust had the following intangible in-place lease assets and liabilities, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2017	Gross	$10,589	$151,813	$126,849	$74,729
	Accumulated Amortization	(9,534)	(85,514)	(75,523)	(43,750)
	Net	$1,055	$66,299	$51,326	$30,979
December 31, 2016	Gross	$10,589	$154,582	$128,857	$77,939
	Accumulated Amortization	(9,305)	(83,254)	(74,578)	(44,564)
	Net	$1,284	$71,328	$54,279	$33,375

For the three months ended March 31, 2017 and 2016, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended March 31, 2017	$288	$5,068	$3,089	$2,405
For the three months ended March 31, 2016	$794	$8,529	$5,269	$3,681
The net intangible assets and liabilities remaining as of March 31, 2017 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2017	$209	$11,421	$7,793	$5,224
For the years ending December 31:
2018	97	12,834	9,540	5,649
2019	97	11,247	8,974	4,972
2020	97	9,318	7,925	3,836
2021	97	5,432	3,984	2,171
2022	97	4,054	3,006	1,938
Thereafter	361	11,993	10,104	7,189
	$1,055	$66,299	$51,326	$30,979
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of March 31, 2017 and December 31, 2016, and recognized amortization of these assets of approximately $0.6 million for the three months ended March 31, 2017 and 2016.

As of March 31, 2017, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2017	$1,912
For the years ending December 31:
2018	2,549
2019	2,549
2020	2,549
2021	2,549
2022	2,549
Thereafter	105,403
$120,060

Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a cash flow hedge, if any, are recognized currently in earnings. All changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(248)	$(882)
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

	Three Months Ended March 31,
	2017	2016
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$634	$(4,857)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Columbia Property Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. As a REIT, Columbia Property Trust generally is not subject to income tax on income it distributes to stockholders. Columbia Property Trust's stockholder distributions typically exceed its taxable income due to the inclusion of noncash expenses, such as depreciation, in taxable income. As a result, Columbia Property Trust typically does not incur federal income taxes other than as described in the following paragraph. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Columbia Property Trust TRS, LLC, Columbia KCP TRS, LLC, and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which will apply to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 will require that 100% of the gain to be recognized for non-financial assets transferred to an unconsolidated joint venture and any non-controlling interest received in such non-financial assets be measured at fair value. ASU 2017-05 is to be implemented at the same time as Accounting Standards Update 2014-09, Revenue from Contracts with Customers (as described below), and is effective for Columbia Property Trust on January 1, 2018, with early adoption permitted. Columbia Property Trust anticipates adopting ASU 2017-05 retrospectively with a cumulative-effect adjustment booked to retained earnings at adoption. This adjustment will (1) mark investments in unconsolidated joint ventures to fair value as of the date of contribution to the unconsolidated joint ventures, and (2) recognize the remainder of the gain associated with transferring the assets to the unconsolidated joint venture. Columbia Property Trust is evaluating the impact of ASU 2017-05 and anticipates applying the modified-retrospective approach of implementation by recording a cumulative-effect adjustment to equity for the partial sale of the Market Square Buildings in the fourth quarter of 2015 (see Note 4, Unconsolidated Joint Venture).
In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business, ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized, and purchase price may be allocated on a relative fair value basis. ASU 2017-01 is effective prospectively for Columbia Property Trust on January 1, 2018, with early adoption permitted. For real estate acquisitions completed subsequent to its adoption, Columbia Property Trust anticipates that ASU 2017-01 will result in simplified purchase price allocations and the capitalization of associated acquisition costs.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting, including the classification of lease components and nonlease components, such as services provided to tenants. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for Columbia Property Trust on January 1, 2019, with early adoption permitted. Columbia Property Trust is in the process of inventorying its leases to evaluate the related impact on its financial statements and operating results. Upon adoption, Columbia Property Trust anticipates separating lease components from nonlease components, which will be evaluated under ASU 2014-09, as described below. Columbia Property Trust plans to use the modified-retrospective approach of implementation at the effective date.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2018, and early adoption is permitted. Columbia Property Trust is continuing to evaluate the impact that ASU 2014-09 will have on its financial statements and disclosures; however, Columbia Property Trust primarily derives revenue from real estate leases, which are excluded from ASU 2014-09. Columbia Property Trust is in the process of evaluating the criteria of ASU 2014-09 and determining what impact the new standard will have on revenue streams generated from activities other than leasing, including asset management fee. At adoption, Columbia Property Trust anticipates applying the modified-retrospective approach of implementation as of the effective date and providing more extensive disclosures around our revised revenue recognition policy. Columbia Property Trust also anticipates that, upon the adoption of ASU 2016-02, as described above, nonlease components of revenue will also be evaluated under ASU 2014-09.

3.	Real Estate Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during 2016 or the three months ended March 31, 2017. During the three months ended March 31, 2017, Columbia Property Trust deposited $12.0 million in earnest money, upon entering a firm contract to purchase 149 Madison Avenue, a 12-story, 127,000-square-foot office building in New York. Closing is expected to occur later this year.
Dispositions
During 2016 and the first three months of 2017, Columbia Property Trust closed on the following transactions:

Property	Location	Date	Purchase Price(1) (in thousands)	Gain (Loss) on Sale (in thousands)
2017
Key Center Tower & Marriott(2)	Cleveland, OH	January 31, 2017	$267,500	$9,500
Houston Property Sale(3)	Houston, TX	January 6, 2017	$272,000	$63,700
2016
SanTan Corporate Center	Phoenix, AZ	December 15, 2016	$58,500	$9,800
Sterling Commerce	Dallas, TX	November 30, 2016	$51,000	$12,500
9127 South Jamaica Street	Denver, CO	October 12, 2016	$19,500	$—	(4)
80 Park Plaza	Newark, NJ	September 30, 2016	$174,500	$21,600
9189, 9191 & 9193 South Jamaica Street	Denver, CO	September 22, 2016	$122,000	$27,200
800 North Frederick	Suburban, MD	July 8, 2016	$48,000	$2,100
100 East Pratt	Baltimore, MD	March 31, 2016	$187,000	$(300)

(1)	Purchase price, as shown, is before purchase price adjustments.

(2)
Key Center Tower & Marriott were sold in one transaction on January 31, 2017. At closing, Columbia Property Trust received $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated net income of $0.6 million for the first three months of 2016, and a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.

(3)
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction on January 6, 2017 (the "Houston Property Sale"). The properties included in the Houston Property Sale generated net income of $3.4 million for the first three months of 2016, and a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.

(4)	Columbia Property Trust recorded a de minimus loss on the sale of 9127 South Jamaica Street.
4.    Unconsolidated Joint Venture
Columbia Property Trust owns a majority interest of 51% in an unconsolidated joint venture that owns the Market Square buildings (the "Market Square Joint Venture"), and Blackstone Property Partners ("Blackstone") owns the remaining 49% interest. The Market Square Joint Venture owns and operates the Market Square buildings through Market Square REIT East & West, LLC, which operates as a REIT. The Market Square buildings are two, 13-story office buildings containing 698,000 square feet of office space in Washington, D.C. (the "Market Square Buildings"). Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in the Market Square Joint Venture. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss. Cash distributions and earnings are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
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

Based on the assessment as described above, Columbia Property Trust has determined that the carrying value of its investment in unconsolidated joint venture is recoverable as of March 31, 2017.
As of March 31, 2017 and December 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $13.4 million as of March 31, 2017 from $16.1 million as of December 31, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	March 31, 2017	December 31, 2016
Total assets	$581,884	$587,344
Total debt	$324,669	$324,656
Total equity	$241,381	$242,802
Columbia Property Trust's investment	$126,691	$127,346
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Total revenues	$10,134	$11,663
Net loss	$(3,696)	$(3,043)
Columbia Property Trust's share of net loss	$(1,885)	$(1,552)
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3.0% of the gross revenue of the Market Square Buildings and reimbursements of property operating costs, payable monthly, and receives asset management fees of $1.0 million annually, payable in equal quarterly installments. During the three months ended March 31, 2017 and March 31, 2016, Columbia Property Trust earned $0.6 million and $0.7 million, respectively, in fees related to these asset and property management services, which are included in other property income on the accompanying consolidated statement of operations. As of March 31, 2017 and December 31, 2016, property management fees of $0.1 million were due from the Market Square Joint Venture, and included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

5.    Line of Credit and Notes Payable
As of March 31, 2017 and December 31, 2016, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	March 31, 2017	December 31, 2016
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
650 California Street building mortgage note	125,649	126,287
263 Shuman Boulevard building mortgage note(1)	49,000	49,000
One Glenlake building mortgage note	25,547	26,315
221 Main Street building mortgage note	—	73,000
Revolving Credit Facility	—	—
Less: deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,834)	(3,136)
	$647,362	$721,466

(1)
In January 2017, the lender put this loan into non-monetary default because the full-building lease with OfficeMax was not renewed, as required by the loan agreement. OfficeMax vacated the property in 2015, and the lease will expire in May 2017. Columbia Property Trust is in process of working to transfer this property to the lender.

Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2017 and December 31, 2016, was approximately $653.5 million and $728.5 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2017 and December 31, 2016, was $650.2 million and $724.6 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan") and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the three months ended March 31, 2017 and 2016, Columbia Property Trust made interest payments totaling approximately $6.2 million and $7.6 million, respectively, of which approximately $0.1 million was capitalized during each period. As of March 31, 2017, Columbia Property Trust believes it is in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On March 10, 2017, Columbia Property Trust repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on early extinguishment of debt of $45,000 related to unamortized deferred financing costs.

6.    Bonds Payable
On August 12, 2016, Columbia Property Trust OP issued $350.0 million of 10-year, unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received net proceeds from the 2026 Bonds Payable of $346.4 million, which were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes (the "2018 Bonds Payable"). The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. In the accompanying consolidated balance sheets, the 2026 Bonds Payable are shown net of the initial issuance discount of approximately $1.3 million, which is being amortized to interest expense over the term of the 2026 Bonds Payable using the effective interest method. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, Columbia Property Trust OP issued $350.0 million of 10-year, unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"), which are guaranteed by Columbia Property Trust. Columbia Property Trust OP received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. In the accompanying consolidated balance sheets, the 2025 Bonds Payable are shown net of the initial issuance discount of approximately $0.5 million, which is being amortized to interest expense over the term of the 2025 Bonds Payable using the effective interest method. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Interest payments of $6.5 million were made on the 2026 Bonds Payable during the three months ended March 31, 2017, and no interest payments were made on the 2025 Bonds Payable or the 2018 Bonds Payable during the three months ended March 31, 2016. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of March 31, 2017, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of March 31, 2017 and December 31, 2016, the estimated fair value of the 2026 Bonds Payable and the 2025 Bonds Payable was approximately $703.1 million. The related carrying value of the bonds payable, net of discounts, as of March 31, 2017 and December 31, 2016, was $698.4 million and $698.3 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2017, no tenants have exercised such options that have not been materially satisfied or recorded as a liability in the accompanying consolidated balance sheet.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $13.4 million as of March 31, 2017. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of March 31, 2017.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, through September 4, 2017 (the "Stock Repurchase Program"). Since this program commenced on September 4, 2015, Columbia Property Trust has acquired 3.1 million shares at an average price of $22.13, for aggregate purchases of $69.1 million. During the three months ended March 31, 2017, Columbia Property Trust made no share repurchases. As of March 31, 2017, $130.9 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan that provides for grants of up to 2.0 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP").
On January 1, 2017, Columbia Property Trust granted 135,921 shares of common stock to employees under the LTIP. Such awards are time-based and will vest ratably on each anniversary of the grant over the next four years. Performance-based stock unit awards representing 329,389 shares were also made on January 1, 2017. The payout of these performance-based awards can range from 0% to 150%, depending on total shareholder return relative to the FTSE NAREIT Equity Office Index, over a three-year performance period. At the conclusion of the three-year performance period, 75% of the shares earned will vest, and the remaining 25% vest one year later. The performance-based awards also include one- and two-year transitional awards, which will vest at the end of the respective performance periods. The awards will be expensed over the vesting period, using the estimated fair value for each award. Time-based awards will be expensed using the grant date fair value or closing price of the award on the grant date. Performance-based awards will be expensed over the vesting period at the estimated fair value of the grant date, as determined by the Monte Carlo valuation method.
Additionally, on January 20, 2017, Columbia Property Trust granted 193,535 shares of common stock to employees, net of 17,938 shares withheld to settle the related tax liability, under the LTIP for 2016 performance, of which 25% vested upon grant; the remaining shares will vest ratably, with the passage of time, on January 31, 2018, 2019, and 2020. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the three months ended March 31, 2017 follows:

	For the Three Months Ended March 31, 2017
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares – beginning of period	256	$22.62
Granted	658	$20.19
Vested	(161)	$22.67
Forfeited	(7)	$21.21
Unvested shares – end of period(2)	746	$20.48

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of March 31, 2017, we expect approximately 709,000 of the 746,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the three months ended March 31, 2017 and 2016, Columbia Property Trust paid quarterly installments of the independent directors' annual equity retainers by granting shares to the independent directors, which vested at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Grant-Date Fair Value
2017 Director Grants:
January 3, 2017	8,279	$21.58
2016 Director Grants:
January 4, 2016	7,439	$23.00
For the three months ended March 31, 2017 and 2016, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2017	2016
Amortization of LTIP awards	$917	$851
Amortization of future LTIP awards(1)	595	360
Issuance of shares to independent directors	179	171
Total stock-based compensation expense	$1,691	$1,382

(1)	Reflects amortization of LTIP awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2017 and December 31, 2016, there was $12.6 million and $3.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP. This amount will be amortized over the respective vesting period, ranging from one to four years at the time of grant.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Deposits applied to sales of real estate	$10,000	$—
Amortization of net discounts on debt	$45	$75
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$634	$(4,857)
Accrued capital expenditures and deferred lease costs	$12,534	$2,631
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$235	$225

10.    Earnings Per Share
For the three months ended March 31, 2017 and 2016, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$74,722	$6,697
Distributions paid on unvested shares	(84)	(82)
Net income used to calculate basic and diluted earnings per share	$74,638	$6,615

The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted-average common shares – basic	122,003	123,393
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	64	5
Future LTIP awards	262	14
Weighted-average common shares – diluted	122,329	123,412
11.    Segment Information
Columbia Property Trust establishes operating segments at the property level, and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of March 31, 2017, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar, low-barrier-to-entry geographic locations in which Columbia Property Trust does not plan to make further investments. During the periods presented, there have been no material inter-segment transactions.
Net operating income ("NOI") is a non-GAAP financial measure. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
When assessing ongoing performance of our reportable segments, management does not evaluate assets or capital expenditures by reportable segment. Additionally, expenses, such as depreciation and amortization and others included in the reconciliation of GAAP net income to NOI, are reviewed by management on a consolidated basis, rather than by reportable segment.
The following table presents operating revenues by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
New York	$27,586	$29,448
San Francisco	27,182	28,088
Atlanta	9,328	9,203
Washington, D.C.(1)	7,383	9,485
Boston	2,904	2,798
Los Angeles	1,778	1,971
All other office markets	9,591	45,984
Total office segments	85,752	126,977
Hotel	1,218	4,732
Corporate	354	818
Total	87,324	132,527
Operating revenues included in loss from unconsolidated joint venture(1)	(5,168)	(5,948)
Total operating revenues	$82,156	$126,579

(1)
Includes operating revenues for our interest in the Market Square Buildings for all periods presented. Columbia Property Trust records its 51% interest in the Market Square Joint Venture using the equity method of accounting, and reflects its interest in the operating revenues of the Market Square Buildings in loss from unconsolidated joint venture in the accompanying consolidated statements of operations.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2017	2016
New York	$17,616	$17,049
San Francisco	19,866	21,071
Atlanta	8,293	8,281
Washington, D.C.(1)	3,278	5,116
Boston	1,409	1,223
Los Angeles	1,082	1,250
All other office markets	6,930	28,783
Total office segments	58,474	82,773
Hotel	(876)	347
Corporate	452	549
Total	$58,050	$83,669

(1)
Includes NOI for our interest in the Market Square Buildings for all periods presented. Columbia Property Trust records its 51% interest in the Market Square Joint Venture using the equity method of accounting, and reflects its interest in the NOI of the Market Square Buildings in loss from unconsolidated joint venture in the accompanying consolidated statements of operations.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$74,722	$6,697
Depreciation	21,605	29,289
Amortization	9,457	16,075
General and administrative	8,768	10,490
Net interest expense	14,565	17,892
Interest income from development authority bonds	(1,800)	(1,800)
Loss on early extinguishment of debt	45	—
Income tax expense (benefit)	(388)	77
Adjustments included in loss from unconsolidated joint venture	4,229	4,639
Loss (gains) on sales of real estate assets	(73,153)	310
NOI	$58,050	$83,669

12.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2017 and 2016; and its condensed consolidating statements of cash flows for the three months ended March 31, 2017 and 2016.

Condensed Consolidating Balance Sheets (in thousands)

	As of March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Buildings and improvements, net	—	231	2,117,784	—	2,118,015
Intangible lease assets, net	—	—	187,414	—	187,414
Construction in progress	—	—	36,278	—	36,278
Total real estate assets	—	231	3,092,827	—	3,093,058
Investment in unconsolidated joint venture	—	126,691	—	—	126,691
Cash and cash equivalents	521,237	20,206	13,212	—	554,655
Investment in subsidiaries	1,703,391	1,466,518	—	(3,169,909)	—
Tenant receivables, net of allowance	—	105	5,185	—	5,290
Straight-line rent receivable	—	—	71,601	—	71,601
Prepaid expenses and other assets	329,247	123,604	20,150	(432,354)	40,647
Intangible lease origination costs, net	—	—	51,326	—	51,326
Deferred lease costs, net	—	—	127,185	—	127,185
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,553,875	$1,737,355	$3,501,486	$(3,602,263)	$4,190,453
Liabilities:
Line of credit and notes payable	$—	$447,782	$630,343	$(430,763)	$647,362
Bonds payable, net	—	693,171	—	—	693,171
Accounts payable, accrued expenses, and accrued capital expenditures	6	10,912	114,825	—	125,743
Due to affiliates	—	—	1,591	(1,591)	—
Deferred income	—	—	19,329	—	19,329
Intangible lease liabilities, net	—	—	30,979	—	30,979
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	6	1,151,865	917,067	(432,354)	1,636,584
Equity:
Total equity	2,553,869	585,490	2,584,419	(3,169,909)	2,553,869
Total liabilities and equity	$2,553,875	$1,737,355	$3,501,486	$(3,602,263)	$4,190,453

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Building and improvements, net	—	219	2,120,931	—	2,121,150
Intangible lease assets, net	—	—	193,311	—	193,311
Construction in progress	—	—	36,188	—	36,188
Real estate assets held for sale, net	—	34,956	377,550	—	412,506
Total real estate assets	—	35,175	3,479,331	—	3,514,506
Investment in unconsolidated joint venture	—	127,346	—	—	127,346
Cash and cash equivalents	174,420	16,509	25,156	—	216,085
Investment in subsidiaries	2,047,922	1,782,752	—	(3,830,674)	—
Tenant receivables, net of allowance	—	—	7,163	—	7,163
Straight-line rent receivable	—	—	64,811	—	64,811
Prepaid expenses and other assets	317,153	262,216	15,593	(570,687)	24,275
Intangible lease origination costs, net	—	—	54,279	—	54,279
Deferred lease costs, net	—	—	125,799	—	125,799
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	3,767	41,814	(52)	45,529
Total assets	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793
Liabilities:
Lines of credit and notes payable, net	$—	$447,643	$704,585	$(430,762)	$721,466
Bonds payable, net	—	692,972	—	—	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	—	10,395	120,633	—	131,028
Dividends payable	36,727	—	—	—	36,727
Due to affiliates	—	58	1,534	(1,592)	—
Deferred income	—	—	19,694	—	19,694
Intangible lease liabilities, net	—	—	33,375	—	33,375
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale	—	2,651	177,497	(138,385)	41,763
Total liabilities	36,727	1,153,719	1,177,318	(570,739)	1,797,025
Equity:
Total equity	2,502,768	1,074,046	2,756,628	(3,830,674)	2,502,768
Total liabilities and equity	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$71,221	$(99)	$71,173
Tenant reimbursements	—	34	8,550	—	8,584
Hotel income	—	—	1,339	—	1,339
Other property income	245	—	833	(18)	1,060
	245	85	81,943	(117)	82,156
Expenses:
Property operating costs	—	172	24,032	(99)	24,105
Hotel operating costs	—	—	2,076	—	2,076
Asset and property management fees:
Related-party	—	3	—	(3)	—
Other	—	—	269	—	269
Depreciation	—	82	21,523	—	21,605
Amortization	—	5	9,452	—	9,457
General and administrative	39	2,518	6,226	(15)	8,768
	39	2,780	63,578	(117)	66,280
Real estate operating income (loss)	206	(2,695)	18,365	—	15,876
Other income (expense):
Interest expense	—	(10,284)	(10,463)	5,632	(15,115)
Interest and other income	4,101	2,078	1,803	(5,632)	2,350
Loss on early extinguishment of debt	—	—	(45)	—	(45)
	4,101	(8,206)	(8,705)	—	(12,810)
Income (loss) before income taxes, unconsolidated entities, and sales of real estate:	4,307	(10,901)	9,660	—	3,066
Income tax benefit	—	—	388	—	388
Income (loss) from unconsolidated entities	70,415	63,099	—	(135,399)	(1,885)
Income before sales of real estate assets:	74,722	52,198	10,048	(135,399)	1,569
Gains on sales of real estate assets	—	11,050	62,103	—	73,153
Net income	$74,722	$63,248	$72,151	$(135,399)	$74,722

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$849	$98,833	$(96)	$99,586
Tenant reimbursements	—	402	19,351	—	19,753
Hotel income	—	—	4,663	—	4,663
Other property income	245	—	2,420	(88)	2,577
	245	1,251	125,267	(184)	126,579
Expenses:
Property operating costs	—	771	40,661	(96)	41,336
Hotel operating costs	—	—	4,331	—	4,331
Asset and property management fees:
Related-party	—	30	—	(30)	—
Other	—	—	330	—	330
Depreciation	—	698	28,591	—	29,289
Amortization	—	76	15,999	—	16,075
General and administrative	38	2,194	8,316	(58)	10,490
	38	3,769	98,228	(184)	101,851
Real estate operating income (loss)	207	(2,518)	27,039	—	24,728
Other income (expense):
Interest expense	—	(12,405)	(12,881)	7,389	(17,897)
Interest and other income	3,555	3,835	1,804	(7,389)	1,805
	3,555	(8,570)	(11,077)	—	(16,092)
Income before income taxes and unconsolidated entities:	3,762	(11,088)	15,962	—	8,636
Income tax expense	—	(7)	(70)	—	(77)
Income (loss) from unconsolidated entities	2,935	9,293	—	(13,780)	(1,552)
Income (loss) before sale of real estate assets:	6,697	(1,802)	15,892	(13,780)	7,007
Loss on sale of real estate assets	—	—	(310)	—	(310)
Net income (loss)	$6,697	$(1,802)	$15,582	$(13,780)	$6,697

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$74,722	$63,248	$72,151	$(135,399)	$74,722
Market value adjustments to interest rate swaps	634	634	—	(634)	634
Comprehensive income	$75,356	$63,882	$72,151	$(136,033)	$75,356

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$6,697	$(1,802)	$15,582	$(13,780)	$6,697
Market value adjustments to interest rate swaps	(4,857)	(4,857)	—	4,857	(4,857)
Comprehensive income (loss)	$1,840	$(6,659)	$15,582	$(8,923)	$1,840

Consolidating Statements of Cash Flows (in thousands)

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$752	$(12,202)	$16,848	$5,398
Cash flows from investing activities:
Net proceeds from sale of real estate	268,813	—	235,847	504,660
Investment in real estate and related assets	(12,000)	(59)	(21,115)	(33,174)
Investment in unconsolidated joint venture	—	(1,230)	—	(1,230)
Net cash provided by (used in) investing activities	256,813	(1,289)	214,732	470,256
Cash flows from financing activities:
Repayments	—	—	(74,406)	(74,406)
Distributions	(61,217)	—	—	(61,217)
Repurchases of common stock	(1,461)	—	—	(1,461)
Intercompany contributions (distributions)	151,930	17,188	(169,118)	—
Net cash provided by (used in) financing activities	89,252	17,188	(243,524)	(137,084)
Net increase (decrease) in cash and cash equivalents	346,817	3,697	(11,944)	338,570
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	216,085
Cash and cash equivalents, end of period	$521,237	$20,206	$13,212	$554,655

	For the Three Months Ended March 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$206	$(13,343)	$55,977	$42,840
Cash flows from investing activities:
Net proceeds from sale of real estate	159,406	—	—	159,406
Investment in real estate and related assets	—	(336)	(17,642)	(17,978)
Investment in subsidiaries	—	(4,641)	—	(4,641)
Net cash provided by (used in) investing activities	159,406	(4,977)	(17,642)	136,787
Cash flows from financing activities:
Borrowings, net of fees	—	131,000	—	131,000
Repayments of line of credit and notes payable	—	(56,000)	(1,341)	(57,341)
Distributions	(74,393)	—	—	(74,393)
Repurchases of common stock	(26,162)	—	—	(26,162)
Intercompany contributions (distributions)	89,295	(49,348)	(39,947)	—
Net cash provided by (used in) financing activities	(11,260)	25,652	(41,288)	(26,896)
Net increase (decrease) in cash and cash equivalents	148,352	7,332	(2,953)	152,731
Cash and cash equivalents, beginning of period	989	14,969	16,687	32,645
Cash and cash equivalents, end of period	$149,341	$22,301	$13,734	$185,376

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
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K.
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns from a combination of growing cash flows and appreciation in the values of our properties, through the acquisition and ownership of high-quality properties principally located in high-barrier-to-entry markets. We typically pursue acquisition opportunities that are competitive within the top tier of their markets, or will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
The disposition of our Houston and Cleveland assets in January 2017 marks the completion of our near-term disposition program. Since 2011, we have sold more than 50 properties outside of our core markets for approximately $3.3 billion, and reinvested $2.3 billion of those proceeds in acquisitions in New York, San Francisco, and Boston, and in targeted capital improvements for our existing portfolio. This year, we intend to focus on reinvesting the remaining proceeds into additional strategic opportunities within our target markets. We are currently under contract to purchase 149 Madison Avenue in New York, a 12-story, 127,000-square-foot office building, with closing expected later this year. We plan to fully redevelop this property as modern-boutique office space. Transitioning the portfolio to more growth-oriented properties has caused some dilution in earnings for a period of time; however, we believe that this transition will improve our growth potential over the longer term.
Leasing continues to be a key area of focus, for both vacant space and upcoming expirations. Since December 31, 2016, we have leased 468,000 square feet of space and addressed some of our most significant vacancies:

•
In San Francisco, at 650 California Street, we executed a 12-year, 61,000-square-foot lease with WeWork in February; an eight-year, 86,000-square-foot lease with Affirm in April; and a 22,000-square-foot renewal and expansion with an existing tenant in April.

•	In New York, at 229 West 43rd Street, we expanded the SnapChat lease in February by 26,000 square feet to 121,000 square feet, and extended the lease to 2027.

•	In Atlanta, at One Glenlake, we executed a 10-year, 66,000-square-foot lease in April.
We continue to maintain a flexible balance sheet with low leverage and an emphasis on unsecured borrowings, with weighted average maturities of 6.1 years(1), weighted-average cost of borrowing of 3.65%(1) per annum, and an unencumbered pool of assets as a percentage of gross real estate assets of 81.5%(1). Further, our stock repurchase program allows us to take advantage of market opportunities when our stock is undervalued from time to time. To date, we have repurchased an aggregate of $69.1 million of common stock at an average price of $22.13.

(1)	Statistics include 51% of the debt held by the Market Square Joint Venture in which we own an interest through an unconsolidated joint venture.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 90.6% to 94.1%. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended March 31,
	2017		2016
Total number of leases	16		9
Lease term (months)	104		95
Square feet of leasing – renewal(1)	135,356		11,985
Square feet of leasing – new(2)	140,558		49,239
Total square feet of leasing	275,914		61,224
Rent leasing spread – renewal(3)	2.6%		1.1%
Rent leasing spread – new(4)	150.9%	(5)	115.8%	(6)
Rent leasing spread – all leases(3)(4)	113.5%	(5)	113.6%	(6)
Tenant improvements, per square foot – renewal	$10.74		$2.47
Tenant improvements, per square foot – new	$65.66		$28.99
Tenant improvements, per square foot - all leases	$54.38		$28.49
Leasing commissions, per square foot – renewal	$10.20		$8.46
Leasing commissions, per square foot – new	$16.86		$21.83
Leasing commissions, per square foot – all leases	$15.49		$21.58

(1)
Includes 51% of renewal leasing at the Market Square buildings, which we own through an unconsolidated joint venture. There was 7,000 square feet and 2,000 square feet of renewal leasing for the first three months of 2017 and 2016, respectively, at the Market Square Buildings.

(2)
Includes 51% of new leasing at the Market Square buildings, which we own through an unconsolidated joint venture. There was 5,000 square feet and 6,000 square feet of new leasing for the first three months of 2017 and 2016, respectively, at the Market Square Buildings.

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.

(5)	For the first three months of 2017, rent leasing spreads were positive due to a 61,000-square-foot lease at our 650 California Property in San Francisco, California.

(6)	For the first three months of 2016, rent leasing spreads were positive due to a 24,000-square-foot lease at our University Circle Property in San Francisco, California.
Over the next 12 months, approximately 347,000 square feet of leases at our operating properties (approximately 7.2% of our portfolio based on revenues) are scheduled to expire. These near-term expirations primarily relate to our properties in New York and San Francisco, with 114,000 square feet of this space pre-leased. We currently expect to replace the remaining leases with starting rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Beginning with the first quarter of 2017, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.30 per share to $0.20 per share to adjust to a payout level consistent with our current investment objectives. We have transformed the composition of our portfolio by selling suburban assets and acquiring assets in high-barrier-to-entry markets, which offer lower initial yields and higher potential for growth over time. We believe the new dividend rate is sustainable over the near and medium term and offers the potential for growth over the long-term.
Short-term Liquidity and Capital Resources
During the three months ended March 31, 2017, we generated net cash flows from operating activities of $5.4 million, which consisted primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $61.2 million, which included dividend payments of $36.7 million for the fourth quarter of 2016 and $24.5 million for the first quarter of 2017.
During the three months ended March 31, 2017, we sold five properties for net proceeds of $504.7 million and used the proceeds to fund the early repayment of the 221 Main Street building mortgage note for $73.0 million and leasing and capital projects of $22.4 million. We intend to reinvest the remaining proceeds in strategic acquisition opportunities within our target markets.
Over the short-term, we expect our primary sources of capital to be operating cash flows and future debt financings. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stock repurchases, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of April 25, 2017, we have access to the full $500.0 million capacity of the Revolving Credit Facility, in addition to $546.8 million cash on hand.
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
Consistent with our financing objectives and operational strategy, we continue to maintain debt levels historically less than 40% of the undepreciated cost of our assets. Our debt-to-real-estate-asset ratio is calculated using the consolidated outstanding debt balance and real estate at cost. As of March 31, 2017, our debt-to-real-estate-asset ratio, including 51% of the debt and real estate at the Market Square Joint Venture, which we own through an unconsolidated joint venture, was approximately 37.9%.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of March 31, 2017, we had no outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
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
Bonds Payable
In August 2016, we issued $350.0 million of 10-year, unsecured 3.650% senior notes at 99.626% of their face value under our Universal Shelf Registration Statement (defined below). We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million, which were used to prepay our $250 million 2018 Bonds Payable, originally due in April of 2018. The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, we issued $350.0 million of 10-year, unsecured 4.150% senior notes at 99.859% of their face value under our Universal Shelf Registration Statement (defined below). We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of March 31, 2017. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
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
Contractual Commitments and Contingencies
As of March 31, 2017, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations(1)	$1,515,947	$53,322	$146,875	$300,000	$1,015,750
Interest obligations on debt(1)(2)	352,752	41,214	102,410	85,555	123,573
Capital lease obligations(3)	120,000	—	—	120,000	—
Operating lease obligations(4)	207,782	1,982	5,342	5,342	195,116
Total	$2,196,481	$96,518	$254,627	$510,897	$1,334,439

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture holds a $325 million mortgage note on the Market Square Buildings, bearing interest at 5.07% and maturing on July 1, 2023. As of March 31, 2017, we guarantee $13.4 million of the Market Square Buildings mortgage note (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable). Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $1.8 million during the three months ended March 31, 2017, all of which were funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

(4)
Reflects obligations related to ground leases at certain properties, as described in Note 2, Summary of Significant Accounting Policies. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including a remaining commitment to contribute $69.0 million toward leasehold improvements.

Results of Operations
Overview
As of March 31, 2017, we owned controlling interests in 16 operating properties. As of March 31, 2017, our properties, including 51% of the Market Square Joint Venture, which we own through an unconsolidated joint venture, were approximately 94.1% leased. Our operating results are impacted by recent disposition activity as set forth below. In the near-term, we expect real estate operating income to fluctuate, primarily based on investing and leasing activities.
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

(1)	Exclusive of transaction costs and purchase price adjustments
Comparison of the three months ended March 31, 2017 with the three months ended March 31, 2016
Rental income was $71.2 million for the three months ended March 31, 2017, which represents a decrease as compared with $99.6 million for the three months ended March 31, 2016. The decrease is primarily due to dispositions ($26.7 million). We expect future rental income to fluctuate based on leasing and investing activity.
Tenant reimbursements and property operating costs were $8.6 million and $24.1 million, respectively, for the three months ended March 31, 2017, which reflects a corresponding decrease as compared with $19.8 million and $41.3 million, respectively, for the three months ended March 31, 2016. The decrease in property operating costs is primarily due to dispositions ($15.5 million) and the new net lease at 222 East 41st Street ($2.7 million). The decrease in tenant reimbursements is primarily due to dispositions ($10.3 million) and the new net lease at 222 East 41st Street ($1.1 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.7) million for the three months ended March 31, 2017, which represents a decrease as compared with $0.3 million for the three months ended March 31, 2016, due to the sale of the Key Center Marriott on January 31, 2017.
Other property income was $1.1 million for the three months ended March 31, 2017, which represents a decrease as compared with $2.6 million for the three months ended March 31, 2016, primarily due to fluctuations in lease termination activity. Future other property income is expected to fluctuate, primarily as a result of lease restructuring and termination activities.
Asset and property management fees remained stable at $0.3 million for the three months ended March 31, 2017 and March 31, 2016. Future asset and property management fees are expected to fluctuate, primarily based on future investing activity.
Depreciation was $21.6 million for the three months ended March 31, 2017, which represents a decrease as compared with $29.3 million for the three months ended March 31, 2016. The decrease is primarily due to dispositions ($8.2 million). Depreciation is expected to increase in future periods as the capital improvement projects at our existing properties are completed and put into service.

Amortization was $9.5 million for the three months ended March 31, 2017, which represents a decrease as compared with $16.1 million for the three months ended March 31, 2016. The decrease is primarily due to dispositions ($3.8 million) and intangibles written off due to the early termination or expiration of leases ($2.1 million). We expect future amortization to fluctuate, primarily as a result of future leasing and investing activity.
General and administrative expenses were $8.8 million for the three months ended March 31, 2017, which represents a decrease as compared with $10.5 million for the three months ended March 31, 2016, primarily due to prior period costs incurred related to the development of our regional management and investment platform ($1.5 million) and prior period bad debt expense ($0.6 million). We expect future general and administrative expenses to remain at similar levels over the near-term.
Interest expense was $15.1 million for the three months ended March 31, 2017, which represents a decrease as compared with $17.9 million for the three months ended March 31, 2016, primarily due to prior period outstanding borrowings on a bridge loan and our line of credit ($1.5 million), mortgage note payoffs ($0.6 million), and bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable ($0.5 million). We expect interest expense to fluctuate based on acquisition activity in the near-term.
Interest and other income was $2.4 million for the three months ended March 31, 2017, which represents an increase compared with $1.8 million for the three months ended March 31, 2016. The increase is due to interest income earned on cash deposits ($0.5 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 4.8 years as of March 31, 2017 ($1.8 million for both the three months ended March 31, 2017 and March 31, 2016). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels until we reinvest cash on hand.
We recognized a loss on early extinguishment of debt of $45,000 for the three months ended March 31, 2017. In March 2017, we repaid the 221 Main Street building mortgage note approximately two months early, resulting in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from the unconsolidated joint venture of $1.9 million for the three months ended March 31, 2017, which represents an increase from the $1.6 million loss recognized for the three months ended March 31, 2016, as occupancy decreased slightly at the Market Square Buildings since March 31, 2016. Future income or loss from unconsolidated joint venture will fluctuate with leasing and other operating activities at the Market Square Buildings.
We recognized a gain on sale of real estate assets of $73.2 million for the three months ended March 31, 2017, and a loss on sale of real estate assets of $0.3 million for the three months ended March 31, 2016. During the first three months of 2017, we sold three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio. See Note 3, Real Estate Transactions for details of these transactions. Future gains of sale on real estate assets will fluctuate with future disposition activity.
Net income was $74.7 million, or $0.61 per basic and diluted share, for the three months ended March 31, 2017, which represents an increase as compared with $6.7 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2016. The increase is due to additional quarter-over-quarter gains on sale of real estate ($73.5 million), partially offset by lost income from sold properties ($10.6 million). See the "Supplemental Performance Measures" section below for our same store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and investing activity.
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
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization and, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and this may not be comparable to those presentations.
FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an indicator of financial performance.
Net income reconciles to FFO as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$74,722	$6,697
Adjustments:
Depreciation of real estate assets	21,605	29,289
Amortization of lease-related costs	9,457	16,075
Depreciation and amortization included in loss from unconsolidated joint venture(1)	2,098	2,470
Loss (gains) on sales of real estate assets	(73,153)	310
Total funds from operations adjustments	(39,993)	48,144
NAREIT FFO available to common stockholders	$34,729	$54,841

(1)	Reflects 51% of depreciation and amortization for the Market Square buildings, which we own through an unconsolidated joint venture.
Net Operating Income
As set forth below, NOI is calculated by deducting property operating costs from rental and other property revenues for continuing operations. As a performance metric consisting of only revenues and expenses directly related to ongoing real estate rental operations, which have been or will be settled in cash, NOI is narrower in scope than FFO.
NOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs. We believe that NOI is another useful supplemental performance measure, as it is an input in many REIT valuation models, and it provides a means by which to evaluate the performance of the properties.
The major factors influencing our NOI are property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses.

Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI (as described in the preceding section). For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2016. NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Rental income	$67,520	$68,849
Tenant reimbursements	7,918	8,461
Other property income	784	727
Lease termination income	295	1,568
Total revenues	76,517	79,605
Property operating expenses	(21,666)	(23,378)
Same Store NOI – wholly owned properties(1)	$54,851	$56,227
Same Store NOI – Market Square Buildings(2)	$2,344	$3,088
NOI from acquisitions(3)	—	—
NOI from dispositions(4)	855	24,354
NOI	$58,050	$83,669

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI for 51% of the Market Square Buildings in which we own an interest through an unconsolidated joint venture. The NOI for the Market Square Buildings is included in loss from unconsolidated joint venture in our accompanying consolidated statements of operations.

(3)	No properties have been acquired since January 1, 2016.

(4)
Reflects activity for the following properties sold since January 1, 2016, for all periods presented: Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, and 100 East Pratt.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$74,722	$6,697
Depreciation	21,605	29,289
Amortization	9,457	16,075
General and administrative	8,768	10,490
Net interest expense	14,565	17,892
Interest income from development authority bonds	(1,800)	(1,800)
Loss on early extinguishment of debt	45	—
Income tax expense (benefit)	(388)	77
Adjustments included in loss from unconsolidated joint venture	4,229	4,639
Loss (gains) on sales of real estate assets	(73,153)	310
NOI:	$58,050	$83,669
Same Store NOI – Market Square Buildings(1)	(2,344)	(3,088)
NOI from acquisitions(2)	—	—
NOI from dispositions(3)	(855)	(24,354)
Same Store NOI – wholly owned properties(4)	$54,851	$56,227

(1)
Reflects NOI for 51% of the Market Square Buildings, in which we own an interest through an unconsolidated joint venture. The NOI for the Market Square Buildings is included in loss from unconsolidated joint venture in our accompanying consolidated statements of operations.

(2)	No properties have been acquired since January 1, 2016.

(3)
Reflects activity for the following properties sold since January 1, 2016, for all periods presented: Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, and 100 East Pratt.

(4)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
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
The TRS Entities are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 25% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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

Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
Related-Party Transactions
During the three months ended March 31, 2017 and 2016, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranty of debt of an unconsolidated joint venture of $13.4 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
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
Additionally, we have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not currently enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes.
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
As of March 31, 2017, we had no outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.6 million in 2025 Bonds Payable outstanding; $348.8 million in 2026 Bonds Payable outstanding; and $200.2 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 3.51% as of March 31, 2017.

Approximately $1,048.6 million of our total debt outstanding as of March 31, 2017, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2017, these balances incurred interest expense at an average interest rate of 3.93% and have expirations ranging from 2017 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A 1.0% change in interest rates would have a $3.0 million annual impact on our interest payments. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.69%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at March 31, 2017, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended March 31, 2017, we did not purchase or retire any shares in accordance with the Stock Repurchase Program. Activity relates to the remittance of shares for income taxes associated with stock grants under the Long-Term Incentive Plan (see Note 8, Equity).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
January 2017	66,165	$22.08	66,165	$130,914,930
February 2017	—	$—	—	$130,914,930
March 2017	—	$—	—	$130,914,930

(1)	Amounts available for future purchase relate only to our Stock Repurchase Program, and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 27, 2017	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
FIRST QUARTER 2017 FORM 10-Q OF
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

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
3.6	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2017).
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