Form 10-Q
period 2017-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2017-07-27
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of July 24, 2017: 121,235,494 shares

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
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2016. Columbia Property Trust's results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$751,351	$751,351
Buildings and improvements, less accumulated depreciation of $471,029 and $435,457, as of June 30, 2017 and December 31, 2016, respectively	2,117,880	2,121,150
Intangible lease assets, less accumulated amortization of $99,910 and $112,777, as of June 30, 2017 and December 31, 2016, respectively	182,428	193,311
Construction in progress	49,069	36,188
Real estate assets held for sale, less accumulated depreciation and amortization of $180,791, as of December 31, 2016	—	412,506
Total real estate assets	3,100,728	3,514,506
Investment in unconsolidated joint venture	125,584	127,346
Cash and cash equivalents	506,538	216,085
Tenant receivables, net of allowance for doubtful accounts of $31 as of December 31, 2016	4,002	7,163
Straight-line rent receivable	77,875	64,811
Prepaid expenses and other assets	39,815	24,275
Intangible lease origination costs, less accumulated amortization of $68,771 and $74,578, as of June 30, 2017 and December 31, 2016, respectively	48,586	54,279
Deferred lease costs, less accumulated amortization of $25,838 and $22,753, as of June 30, 2017 and December 31, 2016, respectively	129,849	125,799
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $34,152, as of December 31, 2016	—	45,529
Total assets	$4,152,977	$4,299,793
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,614 and $3,136, as of June 30, 2017 and December 31, 2016, respectively	$646,160	$721,466
Bonds payable, net of discounts of $1,574 and $1,664 and unamortized deferred financing costs of $5,062 and $5,364, as of June 30, 2017 and December 31, 2016, respectively	693,364	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	140,151	131,028
Dividends payable	—	36,727
Deferred income	19,392	19,694
Intangible lease liabilities, less accumulated amortization of $39,939 and $44,564, as of June 30, 2017 and December 31, 2016, respectively	29,067	33,375
Obligations under capital lease	120,000	120,000
Liabilities held for sale, less accumulated amortization of $1,239, as of December 31, 2016	—	41,763
Total liabilities	1,648,134	1,797,025
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 121,235,494 and 122,184,193 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	1,211	1,221
Additional paid-in capital	4,513,922	4,538,912
Cumulative distributions in excess of earnings	(2,009,405)	(2,036,482)
Cumulative other comprehensive loss	(885)	(883)
Total equity	2,504,843	2,502,768
Total liabilities and equity	$4,152,977	$4,299,793
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental income	$67,121	$93,567	$138,294	$193,153
Tenant reimbursements	6,972	18,708	15,556	38,461
Hotel income	—	6,551	1,339	11,214
Other property income	764	9,104	1,824	11,681
	74,857	127,930	157,013	254,509
Expenses:
Property operating costs	21,831	40,242	45,936	81,578
Hotel operating costs	9	5,038	2,085	9,369
Asset and property management fees	260	341	529	671
Depreciation	20,423	28,450	42,028	57,739
Amortization	8,191	14,932	17,648	31,007
General and administrative	9,201	7,761	17,969	18,251
	59,915	96,764	126,195	198,615
Real estate operating income	14,942	31,166	30,818	55,894
Other income (expense):
Interest expense	(14,462)	(17,380)	(29,577)	(35,277)
Interest and other income	2,477	1,808	4,827	3,613
Loss on early extinguishment of debt	—	(92)	(45)	(92)
	(11,985)	(15,664)	(24,795)	(31,756)
Income before income taxes, unconsolidated joint ventures, and sales of real estate:	2,957	15,502	6,023	24,138
Income tax benefit (expense)	(7)	(245)	381	(322)
Loss from unconsolidated joint venture	(1,817)	(1,952)	(3,702)	(3,504)
Income before sales of real estate:	1,133	13,305	2,702	20,312
Gain (loss) on sales of real estate assets	—	(19)	73,153	(329)
Net income	$1,133	$13,286	$75,855	$19,983
Per-share information – basic:
Net income	$0.01	$0.11	$0.62	$0.16
Weighted-average common shares outstanding – basic	121,534	123,206	121,768	123,299
Per-share information – diluted:
Net income	$0.01	$0.11	$0.62	$0.16
Weighted-average common shares outstanding – diluted	121,909	123,294	122,115	123,357
Dividends per share	$0.20	$0.30	$0.40	$0.60

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,133	$13,286	$75,855	$19,983
Market value adjustments to interest rate swap	(636)	(2,022)	(2)	(6,879)
Comprehensive income	$497	$11,264	$75,853	$13,104

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Repurchases of common stock	(1,252)	(13)	(27,488)	—	—	(27,501)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	303	3	2,498	—	—	2,501
Distributions to common stockholders ($0.40 per share)	—	—	—	(48,778)	—	(48,778)
Net income	—	—	—	75,855	—	75,855
Market value adjustment to interest rate swap	—	—	—	—	(2)	(2)
Balance, June 30, 2017	121,235	$1,211	$4,513,922	$(2,009,405)	$(885)	$2,504,843

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	206	2	1,415	—	—	1,417
Distributions to common stockholders ($0.60 per share)	—	—	—	(74,079)	—	(74,079)
Net income	—	—	—	19,983	—	19,983
Market value adjustment to interest rate swap	—	—	—	—	(6,879)	(6,879)
Balance, June 30, 2016	123,464	$1,234	$4,564,729	$(2,027,012)	$(9,315)	$2,529,636
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$75,855	$19,983
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(12,463)	(16,622)
Depreciation	42,028	57,739
Amortization	16,789	28,057
Noncash interest expense	1,491	1,927
Loss on early extinguishment of debt	45	92
Loss from unconsolidated joint venture	3,702	3,504
(Gain) loss on sales of real estate assets	(73,153)	329
Stock-based compensation expense	3,953	2,595
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in tenant receivables, net	3,712	2,035
Increase in prepaid expenses and other assets	(1,024)	(27)
Decrease in accounts payable and accrued expenses	(20,456)	(9,191)
Decrease in deferred income	(4,516)	(983)
Net cash provided by operating activities	35,963	89,438
Cash Flows from Investing Activities:
Net proceeds from the sales of real estate	504,660	159,387
Prepaid earnest money and transaction costs	(12,341)	—
Capital improvements	(35,090)	(22,792)
Deferred lease costs paid	(10,432)	(13,692)
Investments in unconsolidated joint venture	(1,940)	(8,728)
Net cash provided by investing activities	444,857	114,175
Cash Flows from Financing Activities:
Financing costs paid	(70)	(139)
Proceeds from lines of credit and notes payable	—	215,000
Repayments of lines of credit and notes payable	(75,830)	(289,697)
Distributions paid to stockholders	(85,505)	(111,433)
Redemptions of common stock	(28,962)	(26,186)
Net cash used in financing activities	(190,367)	(212,455)
Net increase (decrease) in cash and cash equivalents	290,453	(8,842)
Cash and cash equivalents, beginning of period	216,085	32,645
Cash and cash equivalents, end of period	$506,538	$23,803
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through unconsolidated joint ventures. Unless otherwise noted, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of June 30, 2017, Columbia Property Trust owned 15 operating properties, containing approximately 7.8 million square feet of commercial space, located primarily in New York, San Francisco, Washington, D.C. and Atlanta. All of the properties are wholly owned, except for one property, which is owned through an unconsolidated joint venture, as described in Note 4, Unconsolidated Joint Venture. As of June 30, 2017, the properties, including 51% of the Market Square buildings, which Columbia Property Trust owns through an unconsolidated joint venture, were approximately 95.3% leased. On July 6, 2017, Columbia Property Trust contributed two of its San Francisco properties to joint ventures and sold a 22.5% interest in each joint venture, and acquired a 49.5% interest in a property in Manhattan through another joint venture. See Note 3, Real Estate Transactions, for additional information.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at more than an amount that could be realized in a current disposition transaction. Based on the assessment as described above, Columbia Property Trust has determined that the carrying values of all its real estate assets and related intangible assets are recoverable as of June 30, 2017.
Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions.
Assets Held for Sale
Columbia Property Trust classifies properties as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, properties, having separately identifiable operations and cash flows, are considered held for sale when the following criteria are met:

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

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of June 30, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet. As of December 31, 2016, Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak were subject to binding sale contracts and met the other aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of 5 Houston Center, Energy Center I, and 515 Post Oak closed on January 6, 2017, and the sale of Key Center Tower and Key Center Marriott closed on January 31, 2017 (see Note 3, Real Estate Transactions).
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
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2017 and December 31, 2016, Columbia Property Trust had the following intangible in-place lease assets and liabilities, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2017	Gross	$1,689	$139,732	$117,357	$69,006
	Accumulated Amortization	(796)	(77,622)	(68,771)	(39,939)
	Net	$893	$62,110	$48,586	$29,067
December 31, 2016	Gross	$10,589	$154,582	$128,857	$77,939
	Accumulated Amortization	(9,305)	(83,254)	(74,578)	(44,564)
	Net	$1,284	$71,328	$54,279	$33,375

For the three and six months ended June 30, 2017 and 2016, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended June 30, 2017	$161	$4,189	$2,740	$1,911
For the three months ended June 30, 2016	$626	$7,918	$4,772	$3,745
For the six months ended June 30, 2017	$449	$9,257	$5,829	$4,316
For the six months ended June 30, 2016	$1,420	$16,447	$10,041	$7,426
The net intangible assets and liabilities remaining as of June 30, 2017 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2017	$47	$7,232	$5,053	$3,312
For the years ending December 31:
2018	97	12,834	9,540	5,649
2019	97	11,247	8,974	4,972
2020	97	9,318	7,925	3,836
2021	97	5,432	3,984	2,171
2022	97	4,054	3,006	1,938
Thereafter	361	11,993	10,104	7,189
	$893	$62,110	$48,586	$29,067
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of June 30, 2017 and December 31, 2016, and recognized amortization of these assets of approximately $0.6 million for the three months ended June 30, 2017 and 2016, and approximately $1.3 million for the six months ended June 30, 2017 and 2016, respectively.

As of June 30, 2017, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2017	$1,274
For the years ending December 31:
2018	2,549
2019	2,549
2020	2,549
2021	2,549
2022	2,549
Thereafter	105,406
$119,425

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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(885)	$(882)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(636)	$(2,022)	$(2)	$(6,879)
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
Recent Accounting Pronouncements
In February 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which will apply to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 will require that 100% of the gain be recognized for non-financial assets transferred to an unconsolidated joint venture and any non-controlling interest received in such non-financial assets be measured at fair value. ASU 2017-05 is to be implemented at the same time as Accounting Standards Update 2014-09, Revenue from Contracts with Customers (as described below), and is effective for Columbia Property Trust on January 1, 2018, with early adoption permitted. Columbia Property Trust anticipates adopting ASU 2017-05 retrospectively with a cumulative-effect adjustment booked to retained earnings at adoption. This adjustment will (1) mark investments in unconsolidated joint ventures to fair value as of the date of contribution to the unconsolidated joint ventures, and (2) recognize the remainder of the gain associated with transferring the assets to the unconsolidated joint venture. Columbia Property Trust is evaluating the impact of ASU 2017-05 and anticipates applying the modified-retrospective approach of implementation by recording a cumulative-effect adjustment to equity for investments in unconsolidated joint ventures in which Columbia Property Trust had previously contributed property and recognized a gain on a partial property sale (see Note 4, Unconsolidated Joint Venture).
In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of an acquisition, and, as a result, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, acquisition costs may be capitalized, and purchase price may be allocated on a relative fair-value basis. ASU 2017-01 is effective prospectively for Columbia Property Trust on January 1, 2018, with early adoption permitted. For real estate acquisitions completed subsequent to its adoption, Columbia Property Trust anticipates that ASU 2017-01 will result in simplified purchase price allocations and the capitalization of associated acquisition costs.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting, including the classification of lease components and nonlease components, such as services provided to tenants. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 will be effective for Columbia Property Trust on January 1, 2019 and supersedes previous leasing standards. Once effective, Columbia Property Trust anticipates separating lease components from nonlease components, which will be evaluated under ASU 2014-09, as described below.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenue arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, including real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 will be effective retrospectively for Columbia Property Trust beginning on January 1, 2018, and early adoption is permitted. Columbia Property Trust is continuing to evaluate the impact that ASU 2014-09 will have on its financial statements and disclosures; however, Columbia Property Trust primarily derives revenue from real estate leases, which are excluded from ASU 2014-09. Columbia Property Trust is in the process of evaluating the criteria of ASU 2014-09 and determining what impact the new standard will have on revenue streams generated from activities other than leasing, including asset management fees. At adoption, Columbia Property Trust anticipates applying the modified-retrospective approach of implementation as of the effective date and providing more extensive disclosures around our revised revenue recognition policy. Columbia Property Trust also anticipates that, upon the adoption of ASU 2016-02, as described above, nonlease components of revenue will also be evaluated under ASU 2014-09.

3.	Real Estate Transactions
Dispositions
During 2016 and the first six months of 2017, Columbia Property Trust closed the following transactions:

Property	Location	Date	Purchase Price(1) (in thousands)	Gain (Loss) on Sale (in thousands)
2017
Key Center Tower & Marriott(2)	Cleveland, OH	January 31, 2017	$267,500	$9,500
Houston Properties Sale(3)	Houston, TX	January 6, 2017	$272,000	$63,700
2016
SanTan Corporate Center	Phoenix, AZ	December 15, 2016	$58,500	$9,800
Sterling Commerce	Dallas, TX	November 30, 2016	$51,000	$12,500
9127 South Jamaica Street	Denver, CO	October 12, 2016	$19,500	$—	(4)
80 Park Plaza	Newark, NJ	September 30, 2016	$174,500	$21,600
9189, 9191 & 9193 South Jamaica Street	Denver, CO	September 22, 2016	$122,000	$27,200
800 North Frederick	Suburban, MD	July 8, 2016	$48,000	$2,100
100 East Pratt	Baltimore, MD	March 31, 2016	$187,000	$(300)

(1)	Purchase price, as shown, is before purchase price adjustments.

(2)
Key Center Tower & Marriott were sold in one transaction on January 31, 2017. At closing, Columbia Property Trust received $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated net income of $5.4 million for the first six months of 2016, and a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.

(3)
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction on January 6, 2017 (the "Houston Properties Sale"). The properties included in the Houston Properties Sale generated net income of $7.1 million for the first six months of 2016, and a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.

(4)	Columbia Property Trust recorded a de minimus loss on the sale of 9127 South Jamaica Street.
Acquisitions
Columbia Property Trust did not acquire any properties during 2016 or the six months ended June 30, 2017. In February 2017, Columbia Property Trust deposited $12.0 million in earnest money, upon entering a firm contract to purchase 149 Madison Avenue, a 12-story, 127,000-square-foot office building in New York. Closing is expected to occur later this year.
Allianz Joint Ventures
On July 6, 2017, Columbia Property Trust contributed the 333 Market Street Building and the University Circle Property to joint ventures, and simultaneously sold a 22.5% interest in those joint ventures to Allianz Real Estate ("Allianz"), an unrelated third party, for a total of $234.0 million (the "San Francisco Joint Ventures"). Upon the earlier of July 6, 2018, or when Columbia Property Trust and Allianz jointly invest $600.0 million in additional assets acquisitions (excluding 114 Fifth Ave described below), Allianz will acquire another 22.5% interest in each of the San Francisco Joint Ventures at the same aggregate price, $234.0 million, adjusted for any capital expenditures at the properties made during the intervening period. At that point, Columbia Property Trust will hold a 55.0% equity interest in each of the San Francisco Joint Ventures.
On July 6, 2017, Columbia Property Trust acquired a 49.5% equity interest in a joint venture that owns the 114 Fifth Avenue property for $108.9 million from Allianz (the "114 Fifth Avenue Joint Venture"). 114 Fifth Avenue is a 19-story, 352,000-square-foot building located in Manhattan’s Flatiron District which is currently 100% leased and is unencumbered by debt. The 114 Fifth Avenue Joint Venture is owned by Columbia Property Trust (49.5%), Allianz (49.5%) and L&L Holding Company (1.0%). L&L Holding Company is the general partner, and will continue to perform asset and property management services for the property.
4.    Unconsolidated Joint Venture
Columbia Property Trust owns 51% of an unconsolidated joint venture that owns the Market Square buildings (the "Market Square Joint Venture"), and Blackstone Property Partners ("Blackstone") owns the remaining 49% interest. The Market Square Joint Venture owns and operates the Market Square buildings through Market Square REIT East & West, LLC, which operates as a

REIT. The Market Square buildings are two, 13-story office buildings containing 698,000 square feet of office space in Washington, D.C. (the "Market Square Buildings"). Columbia Property Trust shares substantive participation rights with Blackstone, including management selection and termination, and the approval of material operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in the Market Square Joint Venture. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss. Cash distributions and earnings are allocated according to the provisions of the joint venture agreement, which are consistent with the ownership percentages for the Market Square Joint Venture.
Columbia Property Trust evaluates the recoverability of its investment in unconsolidated joint venture in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that the carrying value of its investment in unconsolidated joint venture is recoverable as of June 30, 2017.
As of June 30, 2017 and December 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $12.6 million as of June 30, 2017 from $16.1 million as of December 31, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.
Condensed balance sheet information for the Market Square Joint Venture is as follows (in thousands):

	June 30, 2017	December 31, 2016
Total assets	$582,664	$587,344
Total debt	$324,682	$324,656
Total equity	$239,207	$242,802
Columbia Property Trust's investment	$125,584	$127,346
Condensed income statement information for the Market Square Joint Venture is as follows (in thousands):

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	2017	2016	2017	2016
Total revenues	$10,428	$9,776	$20,562	$21,439
Net loss	$(3,563)	$(3,827)	$(7,259)	$(6,870)
Columbia Property Trust's share of net loss	$(1,817)	$(1,952)	$(3,702)	$(3,504)

Columbia Property Trust provides property and asset management services to the Market Square Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of the Market Square Joint Venture and the Market Square Buildings, including property management, property accounting, and other property services. Columbia Property Trust receives property management fees equal to 3.0% of the gross revenue of the Market Square Buildings and reimbursements of property operating costs, payable monthly, and receives asset management fees of $1.0 million annually, payable in equal quarterly installments. Columbia Property Trust earned fees related to these asset and property management services of $0.7 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively, and $1.3 million for each of the six month periods ended June 30, 2017 and 2016. Such fees are included in other property income on the accompanying consolidated statements of operations.
As of June 30, 2017 and December 31, 2016, property management fees of $0.1 million were due from the Market Square Joint Venture and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.
5.    Line of Credit and Notes Payable
As of June 30, 2017 and December 31, 2016, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	June 30, 2017	December 31, 2016
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
650 California Street building mortgage note	125,005	126,287
263 Shuman Boulevard building mortgage note(1)	49,000	49,000
One Glenlake building mortgage note	24,769	26,315
221 Main Street building mortgage note	—	73,000
Revolving Credit Facility	—	—
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,614)	(3,136)
	$646,160	$721,466

(1)
In January 2017, the lender put this loan into default because the full-building lease with OfficeMax was not renewed, as required by the loan agreement. OfficeMax vacated the property in 2015, and the lease expired in May 2017. Columbia Property Trust is in the process of working to transfer this property to the lender.

Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2017 and December 31, 2016, was approximately $651.7 million and $728.5 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2017 and December 31, 2016, was $648.8 million and $724.6 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan") and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the six months ended June 30, 2017 and 2016, Columbia Property Trust made interest payments totaling approximately $11.2 million and $15.2 million, respectively, of which approximately $0.3 million and $0.1 million, respectively, was capitalized. As of June 30, 2017, Columbia Property Trust believes it is in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On March 10, 2017, Columbia Property Trust repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on early extinguishment of debt of $45,000 related to unamortized deferred financing costs.

Term Loan Amendment
On July 25, 2017, Columbia Property Trust amended the terms of it $150 Million Term Loan, to reduce the current interest rate from 3.52% to 3.07% per annum. The amendment reduced the interest rate from LIBOR, plus an applicable margin ranging from 1.40% to 2.35%, to LIBOR, plus an applicable margin ranging from 0.90% to 1.75%. The maturity date, debt covenants, and other terms of the $150 Million Term Loan are unchanged. The interest rate is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge.
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
Interest payments of $13.8 million were made on the 2026 Bonds Payable and 2025 Bonds Payable during the six months ended June 30, 2017, and $14.6 million in interest payments were made on the 2025 Bonds Payable or the 2018 Bonds Payable during the six months ended June 30, 2016. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of June 30, 2017, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of June 30, 2017 and December 31, 2016, the estimated fair value of the 2026 Bonds Payable and the 2025 Bonds Payable was approximately $703.0 million and $703.1 million, respectively. The related carrying value of the bonds payable, net of discounts, as of June 30, 2017 and December 31, 2016, was $698.4 million and $698.3 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2017, no tenants have exercised such options that have not been materially satisfied or recorded as a liability on the accompanying consolidated balance sheet.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $12.6 million as of June 30, 2017. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of June 30, 2017.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, through September 4, 2017 (the "Stock Repurchase Program"). Since this program commenced on September 4, 2015, Columbia Property Trust has acquired 4.4 million shares at an average price of $22.08, for aggregate purchases of $96.5 million. During the three months ended June 30, 2017, Columbia Property Trust repurchased 1.3 million shares at an average price of $21.95, for aggregate purchases of $27.5 million. As of June 30, 2017, $103.5 million remains available for repurchases under the Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan that provides for grants of up to 4.8 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust (the "LTIP").
In 2017, Columbia Property Trust has granted 138,938 shares of common stock to employees under the LTIP for 2017. Such awards are time-based and will vest ratably on each anniversary of the grant over the next four years. Performance-based stock unit awards representing 330,541 shares were also made in 2017. The payout of these performance-based awards can range from 0% to 150%, depending on total shareholder return relative to the FTSE NAREIT Equity Office Index, over a three-year performance period. At the conclusion of the three-year performance period, 75% of the shares earned will vest, and the remaining 25% vest one year later. The performance-based awards also include one- and two-year transitional awards, which will vest at the end of the respective performance periods. The awards will be expensed over the vesting period, using the estimated fair value for each award. Time-based awards will be expensed using the grant-date fair value or closing price of the award on the grant date. Performance-based awards will be expensed over the vesting period at the estimated fair value of the grant date, as determined by the Monte Carlo valuation method.

Additionally, on January 20, 2017, Columbia Property Trust granted 193,535 shares of common stock to employees, net of 17,938 shares withheld to settle the related tax liability, under the LTIP for 2016 performance, of which 25% vested upon grant; the remaining shares will vest ratably, with the passage of time, on January 31, 2018, 2019, and 2020. Employees will receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the six months ended June 30, 2017 follows:

	For the Six Months Ended June 30, 2017
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares – beginning of period	256	$22.62
Granted	663	$20.20
Vested	(161)	$22.67
Forfeited	(7)	$21.21
Unvested shares – end of period(2)	751	$20.48

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of June 30, 2017, we expect approximately 713,000 of the 751,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5.0%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the six months ended June 30, 2017 and 2016, Columbia Property Trust paid equity retainers to its independent directors under the LTIP by granting the following shares, all of which vested immediately:

Date of Grant	Shares		Grant-Date Fair Value
2017 Director Grants:
January 3, 2017	8,279		$21.58
May 2, 2017	33,581	(1)	$22.57
2016 Director Grants:
January 4, 2016	7,439		$23.00
April 1, 2016	8,120		$21.89

(1)	On May 2, 2017, the independent directors’ equity retainers were paid for the ensuing annual period. Prior to this time, the independent directors’ equity retainers were paid quarterly.
For the three and six months ended June 30, 2017 and 2016, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization of LTIP awards	$887	$689	$1,804	$1,540
Amortization of future LTIP awards(1)	617	346	1,212	706
Issuance of shares to independent directors	758	178	937	349
Total stock-based compensation expense	$2,262	$1,213	$3,953	$2,595

(1)	Reflects amortization of LTIP awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2017 and December 31, 2016, there was $11.3 million and $3.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. Effective in 2017, Columbia Property Trust changed from an LTIP measured over a one-year performance period to an LTIP measured over a three-year performance period and, as a result, has issued additional unvested shares this year.

9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Investments in real estate funded with other assets	$311	$—
Deposits applied to sales of real estate	$10,000	$—
Amortization of net discounts on debt	$90	$151
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(2)	$(6,879)
Accrued capital expenditures and deferred lease costs	$28,547	$7,505
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	$2,501	$1,417

10.    Earnings Per Share
For the three and six months ended June 30, 2017 and 2016, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,133	$13,286	$75,855	$19,983
Distributions paid on unvested shares	(85)	(77)	(168)	(159)
Net income used to calculate basic and diluted earnings per share	$1,048	$13,209	$75,687	$19,824
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average common shares – basic	121,534	123,206	121,768	123,299
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	90	43	75	26
Future LTIP awards	285	45	272	32
Weighted-average common shares – diluted	121,909	123,294	122,115	123,357
11.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of June 30, 2017, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar, low-barrier-to-entry geographic locations in which Columbia Property Trust does not plan to make further investments. During the periods presented, there have been no material inter-segment transactions.
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
The following table presents operating revenues by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New York	$25,524	$36,239	$53,110	$65,687
San Francisco	27,593	27,815	54,775	55,903
Atlanta	9,510	9,230	18,838	18,433
Washington, D.C.(1)	7,745	8,428	15,128	17,913
Boston	2,720	3,105	5,624	5,903
Los Angeles	1,857	1,920	3,635	3,891
All other office markets	4,856	38,841	14,447	84,825
Total office segments	79,805	125,578	165,557	252,555
Hotel	5	6,630	1,223	11,362
Corporate	365	708	719	1,526
Total	80,175	132,916	167,499	265,443
Operating revenues included in loss from unconsolidated joint venture(1)	(5,318)	(4,986)	(10,486)	(10,934)
Total operating revenues	$74,857	$127,930	$157,013	$254,509

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

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New York	$16,259	$24,086	$33,875	$41,135
San Francisco	19,701	19,381	39,567	40,452
Atlanta	8,285	8,226	16,578	16,507
Washington, D.C.(1)	3,565	4,555	6,843	9,671
Boston	1,192	1,463	2,601	2,686
Los Angeles	1,202	1,192	2,284	2,442
All other office markets	4,597	23,605	11,527	52,388
Total office segments	54,801	82,508	113,275	165,281
Hotel	(14)	1,523	(890)	1,870
Corporate	395	517	847	1,066
Total	$55,182	$84,548	$113,232	$168,217

(1)
Includes NOI for our interest in the Market Square Buildings for all periods presented. Columbia Property Trust records its 51% interest in the Market Square Joint Venture using the equity method of accounting, and reflects its interest in the NOI of the Market Square Buildings in loss from unconsolidated joint venture in the accompanying consolidated statements of operations.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,133	$13,286	$75,855	$19,983
Depreciation	20,423	28,450	42,028	57,739
Amortization	8,191	14,932	17,648	31,007
General and administrative	9,201	7,761	17,969	18,251
Net interest expense	13,785	17,372	28,350	35,264
Interest income from development authority bonds	(1,800)	(1,800)	(3,600)	(3,600)
Loss on early extinguishment of debt	—	92	45	92
Income tax expense (benefit)	7	245	(381)	322
Adjustments included in loss from unconsolidated joint venture	4,242	4,191	8,471	8,830
Loss (gains) on sales of real estate assets	—	19	(73,153)	329
NOI	$55,182	$84,548	$113,232	$168,217
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. We have corrected the presentation of intercompany cash transfers between the REIT Parent and its subsidiaries in the consolidating statements of cash flow. Instead of showing one amount for intercompany transfers between each entity group, intercompany transfers are broken out by cash flow type (i.e. operating, investing and financing) for all periods presented, consistent with the equity method of accounting. All such changes are eliminated in consolidation, and therefore do not impact the Company’s consolidated financial totals. Management has concluded that the effect of this correction is not material to the consolidated financial statements. This change had the following impact to the consolidating statement of cash flows for the six months ended June 30, 2016:  increase to operating cash flows for the parent and issuer of $3.6 million and $37.5 million, respectively; and increase (decrease) in investing cash flows of $(25.5) million, $151.5 million and $159.4 million, and increase (decrease) in financing cash flows of $21.9 million, $(189.0) million and $(159.4) million for the parent, issuer and non-guarantors, respectively. The impact to individual financial statement captions within the consolidating statement of cash flows is footnoted below.
Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2017 and 2016; and its condensed consolidating statements of cash flows for the six months ended June 30, 2017 and 2016.

Condensed Consolidating Balance Sheets (in thousands)

	As of June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Buildings and improvements, net	—	144	2,117,736	—	2,117,880
Intangible lease assets, net	—	—	182,428	—	182,428
Construction in progress	—	—	49,069	—	49,069
Total real estate assets	—	144	3,100,584	—	3,100,728
Investment in unconsolidated joint venture	—	125,584	—	—	125,584
Cash and cash equivalents	492,259	6,581	7,698	—	506,538
Investment in subsidiaries	1,683,352	1,465,906	—	(3,149,258)	—
Tenant receivables, net of allowance	—	33	3,969	—	4,002
Straight-line rent receivable	—	—	77,875	—	77,875
Prepaid expenses and other assets	329,234	124,139	18,797	(432,355)	39,815
Intangible lease origination costs, net	—	—	48,586	—	48,586
Deferred lease costs, net	—	—	129,849	—	129,849
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,504,845	$1,722,387	$3,507,358	$(3,581,613)	$4,152,977
Liabilities:
Line of credit and notes payable	$—	$447,920	$629,003	$(430,763)	$646,160
Bonds payable, net	—	693,364	—	—	693,364
Accounts payable, accrued expenses, and accrued capital expenditures	2	11,588	128,561	—	140,151
Due to affiliates	—	—	1,592	(1,592)	—
Deferred income	—	87	19,305	—	19,392
Intangible lease liabilities, net	—	—	29,067	—	29,067
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	2	1,152,959	927,528	(432,355)	1,648,134
Equity:
Total equity	2,504,843	569,428	2,579,830	(3,149,258)	2,504,843
Total liabilities and equity	$2,504,845	$1,722,387	$3,507,358	$(3,581,613)	$4,152,977

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Building and improvements, net	—	219	2,120,931	—	2,121,150
Intangible lease assets, net	—	—	193,311	—	193,311
Construction in progress	—	—	36,188	—	36,188
Real estate assets held for sale, net	—	34,956	377,550	—	412,506
Total real estate assets	—	35,175	3,479,331	—	3,514,506
Investment in unconsolidated joint venture	—	127,346	—	—	127,346
Cash and cash equivalents	174,420	16,509	25,156	—	216,085
Investment in subsidiaries	2,047,922	1,782,752	—	(3,830,674)	—
Tenant receivables, net of allowance	—	—	7,163	—	7,163
Straight-line rent receivable	—	—	64,811	—	64,811
Prepaid expenses and other assets	317,153	262,216	15,593	(570,687)	24,275
Intangible lease origination costs, net	—	—	54,279	—	54,279
Deferred lease costs, net	—	—	125,799	—	125,799
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	3,767	41,814	(52)	45,529
Total assets	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793
Liabilities:
Lines of credit and notes payable, net	$—	$447,643	$704,585	$(430,762)	$721,466
Bonds payable, net	—	692,972	—	—	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	—	10,395	120,633	—	131,028
Dividends payable	36,727	—	—	—	36,727
Due to affiliates	—	58	1,534	(1,592)	—
Deferred income	—	—	19,694	—	19,694
Intangible lease liabilities, net	—	—	33,375	—	33,375
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale	—	2,651	177,497	(138,385)	41,763
Total liabilities	36,727	1,153,719	1,177,318	(570,739)	1,797,025
Equity:
Total equity	2,502,768	1,074,046	2,756,628	(3,830,674)	2,502,768
Total liabilities and equity	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$67,216	$(95)	$67,121
Tenant reimbursements	—	(100)	7,072	—	6,972
Other property income	245	—	519	—	764
	245	(100)	74,807	(95)	74,857
Expenses:
Property operating costs	—	(45)	21,971	(95)	21,831
Hotel operating costs	—	—	9	—	9
Asset and property management fees	—	—	260	—	260
Depreciation	—	152	20,271	—	20,423
Amortization	—	—	8,191	—	8,191
General and administrative	56	2,739	6,406	—	9,201
	56	2,846	57,108	(95)	59,915
Real estate operating income (loss)	189	(2,946)	17,699	—	14,942
Other income (expense):
Interest expense	—	(10,568)	(8,668)	4,774	(14,462)
Interest and other income	4,228	1,220	1,803	(4,774)	2,477
	4,228	(9,348)	(6,865)	—	(11,985)
Income (loss) before income taxes and unconsolidated entities:	4,417	(12,294)	10,834	—	2,957
Income tax expense	—	—	(7)	—	(7)
Income (loss) from unconsolidated entities	(3,284)	6,187	—	(4,720)	(1,817)
Net income (loss)	$1,133	$(6,107)	$10,827	$(4,720)	$1,133

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$863	$92,796	$(92)	$93,567
Tenant reimbursements	—	455	18,253	—	18,708
Hotel income	—	—	6,551	—	6,551
Other property income	245	—	8,955	(96)	9,104
	245	1,318	126,555	(188)	127,930
Expenses:
Property operating costs	—	731	39,603	(92)	40,242
Hotel operating costs	—	—	5,038	—	5,038
Asset and property management fees:
Related-party	—	42	—	(42)	—
Other	—	—	341	—	341
Depreciation	—	723	27,727	—	28,450
Amortization	—	77	14,855	—	14,932
General and administrative	38	2,087	5,690	(54)	7,761
	38	3,660	93,254	(188)	96,764
Real estate operating income (loss)	207	(2,342)	33,301	—	31,166
Other income (expense):
Interest expense	—	(11,825)	(12,933)	7,378	(17,380)
Interest and other income	3,555	3,824	1,807	(7,378)	1,808
Loss on early extinguishment of debt	—	(82)	(10)	—	(92)
	3,555	(8,083)	(11,136)	—	(15,664)
Income (loss) before income taxes and unconsolidated entities:	3,762	(10,425)	22,165	—	15,502
Income tax expense	—	(5)	(240)	—	(245)
Income from subsidiaries	9,524	17,804	—	(27,328)	—
Loss from unconsolidated joint venture	—	(1,952)	—	—	(1,952)
Income before sale of real estate assets:	13,286	5,422	21,925	(27,328)	13,305
Loss on sale of real estate assets	—	—	(19)	—	(19)
Net income	$13,286	$5,422	$21,906	$(27,328)	$13,286

Consolidating Statements of Operations (in thousands)

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$138,438	$(195)	$138,294
Tenant reimbursements	—	(66)	15,622	—	15,556
Hotel income	—	—	1,339	—	1,339
Other property income	490	—	1,352	(18)	1,824
	490	(15)	156,751	(213)	157,013
Expenses:
Property operating costs	—	128	46,003	(195)	45,936
Hotel operating costs	—	—	2,085	—	2,085
Asset and property management fees:
Related-party	—	3	—	(3)	—
Other	—	—	529	—	529
Depreciation	—	234	41,794	—	42,028
Amortization	—	5	17,643	—	17,648
General and administrative	96	5,256	12,632	(15)	17,969
	96	5,626	120,686	(213)	126,195
Real estate operating income (loss)	394	(5,641)	36,065	—	30,818
Other income (expense):
Interest expense	—	(20,851)	(19,133)	10,407	(29,577)
Interest and other income	8,330	3,297	3,607	(10,407)	4,827
Loss on early extinguishment of debt	—	—	(45)	—	(45)
	8,330	(17,554)	(15,571)	—	(24,795)
Income (loss) before income taxes, unconsolidated entities, and sales of real estate:	8,724	(23,195)	20,494	—	6,023
Income tax benefit	—	—	381	—	381
Income (loss) from unconsolidated entities	67,131	69,283	—	(140,116)	(3,702)
Income before sales of real estate assets:	75,855	46,088	20,875	(140,116)	2,702
Gains on sales of real estate assets	—	11,050	62,103	—	73,153
Net income	$75,855	$57,138	$82,978	$(140,116)	$75,855

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$1,713	$191,628	$(188)	$193,153
Tenant reimbursements	—	857	37,604	—	38,461
Hotel income	—	—	11,214	—	11,214
Other property income	490	—	11,376	(185)	11,681
	490	2,570	251,822	(373)	254,509
Expenses:
Property operating costs	—	1,501	80,265	(188)	81,578
Hotel operating costs	—	—	9,369	—	9,369
Asset and property management fees:
Related-party	—	72	—	(72)	—
Other	—	—	671	—	671
Depreciation	—	1,421	56,318	—	57,739
Amortization	—	153	30,854	—	31,007
General and administrative	77	4,281	14,006	(113)	18,251
	77	7,428	191,483	(373)	198,615
Real estate operating income (loss)	413	(4,858)	60,339	—	55,894
Other income (expense):
Interest expense	—	(24,230)	(25,814)	14,767	(35,277)
Interest and other income	7,109	7,658	3,613	(14,767)	3,613
Loss on early extinguishment of debt	—	(82)	(10)	—	(92)
	7,109	(16,654)	(22,211)	—	(31,756)
Income (loss) before income taxes, unconsolidated entities, and sales of real estate:	7,522	(21,512)	38,128	—	24,138
Income tax expense	—	(12)	(310)	—	(322)
Income from unconsolidated entities	12,461	28,625	—	(41,086)	—
Loss from unconsolidated joint venture	—	(3,504)	—	—	(3,504)
Income before sales of real estate assets:	19,983	3,597	37,818	(41,086)	20,312
Loss on sales of real estate assets	—	—	(329)	—	(329)
Net income	$19,983	$3,597	$37,489	$(41,086)	$19,983

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$1,133	$(6,107)	$10,827	$(4,720)	$1,133
Market value adjustments to interest rate swaps	(636)	(636)	—	636	(636)
Comprehensive income (loss)	$497	$(6,743)	$10,827	$(4,084)	$497

	For the Three Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$13,286	$5,422	$21,906	$(27,328)	$13,286
Market value adjustments to interest rate swaps	(2,022)	(2,022)	—	2,022	(2,022)
Comprehensive income	$11,264	$3,400	$21,906	$(25,306)	$11,264

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$75,855	$57,138	$82,978	$(140,116)	$75,855
Market value adjustments to interest rate swaps	(2)	(2)	—	2	(2)
Comprehensive income	$75,853	$57,136	$82,978	$(140,114)	$75,853

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$19,983	$3,597	$37,489	$(41,086)	$19,983
Market value adjustments to interest rate swaps	(6,879)	(6,879)	—	6,879	(6,879)
Comprehensive income (loss)	$13,104	$(3,282)	$37,489	$(34,207)	$13,104

Consolidating Statements of Cash Flows (in thousands)

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$58,752	$58,688	$58,639	$(140,116)	$35,963
Cash flows from investing activities:
Net proceeds from sale of real estate	—	49,531	455,129	—	504,660
Investment in real estate and related assets	(12,000)	(400)	(45,463)	—	(57,863)
Investment in unconsolidated joint venture	—	(1,940)	—	—	(1,940)
Distributions from subsidiaries	385,554	331,630	—	(717,184)	—
Net cash provided by investing activities	373,554	378,821	409,666	(717,184)	444,857
Cash flows from financing activities:
Borrowings, net of fees	—	(70)	—	—	(70)
Repayments	—	—	(75,830)	—	(75,830)
Distributions	(85,505)	(447,367)	(409,933)	857,300	(85,505)
Repurchases of common stock	(28,962)	—	—	—	(28,962)
Net cash provided by (used in) financing activities	(114,467)	(447,437)	(485,763)	857,300	(190,367)
Net increase (decrease) in cash and cash equivalents	317,839	(9,928)	(17,458)	—	290,453
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$492,259	$6,581	$7,698	$—	$506,538

	For the Six Months Ended June 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$4,009	$11,635	$114,880	$(41,086)	$89,438
Cash flows from investing activities:
Net proceeds from sales of real estate(1)	—	—	159,387	—	159,387
Investment in real estate and related assets	—	(755)	(35,729)	—	(36,484)
Investment in unconsolidated joint venture	—	(8,728)	—	—	(8,728)
Distributions from subsidiaries(2)	133,891	151,470	—	(285,361)	—
Net cash provided by investing activities	133,891	141,987	123,658	(285,361)	114,175
Cash flows from financing activities:
Borrowings, net of fees	—	214,861	—	—	214,861
Repayments of line of credit and notes payable	—	(248,000)	(41,697)	—	(289,697)
Distributions(3)	(111,433)	(125,011)	(201,436)	326,447	(111,433)
Repurchases of common stock	(26,186)	—	—	—	(26,186)
Net cash used in financing activities	(137,619)	(158,150)	(243,133)	326,447	(212,455)
Net increase (decrease) in cash and cash equivalents	281	(4,528)	(4,595)	—	(8,842)
Cash and cash equivalents, beginning of period	989	14,969	16,687	—	32,645
Cash and cash equivalents, end of period	$1,270	$10,441	$12,092	$—	$23,803

(1)	Net proceeds from sales of real estate increased (decreased) by $(159.4) million and $159.4 million for the parent and non-guarantors, respectively.

(2)	Distributions from subsidiaries increased (decreased) by $133.9 million, $151.5 million, and $(285.4) million for the parent, issuer, and eliminations, respectively.

(3)
Distributions (increased) decreased by $(125.0) million, $(201.4) million, and $326.4 million, for the issuer, non-guarantors, and eliminations, respectively. The intercompany transfers, net line item is no longer presented based on the changes to the other line items described herein.

13.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Allianz Joint Ventures as described in Note 3, Real Estate Transactions; and

•	Amendment of $150 Million Term Loan, as described in Note 5, Line of Credit and Notes Payable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns from a combination of growing cash flows and appreciation in the values of our properties, through the acquisition and ownership of high-quality office properties principally located in high-barrier-to-entry markets. We typically pursue office building acquisitions that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
At the beginning of the year, we completed our near-term disposition program with the sale of the Houston and Cleveland assets for $539.5 million. Since 2011, we have sold more than 50 properties for over $3.3 billion, and reinvested $2.3 billion of those proceeds in acquisitions in New York, San Francisco, Boston, and in targeted capital improvements for our existing portfolio.  We are currently focused on reinvesting the remaining proceeds into additional opportunities within our target markets:

•
We recently established a strategic partnership with Allianz, which will enable us to increase our scale in key markets on a leverage-neutral basis.  On July 6, 2017, we consummated the partnership by simultaneously selling partial interests in two of our San Francisco properties, 333 Market Street and University Circle, to Allianz for $234.0 million, and by acquiring a partial interest in 114 Fifth Avenue in Manhattan from Allianz for $108.9 million. We expect to make additional joint investments with Allianz.

•
We are also under contract to purchase 149 Madison Avenue in New York, a 12-story, 127,000-square-foot office building, with closing expected later this year. We plan to fully redevelop this property as modern boutique office space.

Transitioning the portfolio from primarily suburban single tenant buildings to primarily multi-tenant CBD buildings has caused some dilution in earnings; however, we believe that this transition will improve our growth potential over the long term.
Leasing continues to be a key area of focus, for both vacant space and upcoming expirations. Through the first six months of 2017, we have leased 605,000 square feet of space and addressed some of our most significant vacancies:

•
In San Francisco, at 650 California Street, we executed a 12-year, 61,000-square-foot lease with WeWork in February; an eight-year, 86,000-square-foot lease with Affirm in April; and a 22,000-square-foot renewal and expansion with an existing tenant in April.

•	In New York, at 229 West 43rd Street, we amended Snap Inc.'s lease in February to expand its space by 26,000 square feet to a total of 121,000 square feet, and to extend the lease to 2027.

•
In Atlanta, at One Glenlake, we executed a 10-year, 66,000-square-foot lease in April, and an 11-year, 40,000-square-foot lease renewal and expansion in June along with several smaller leases during the second quarter to bring the building to 100% leased at quarter end.

We continue to maintain a flexible balance sheet with low leverage and an emphasis on unsecured borrowings, with weighted average maturities of 5.9 years(1), weighted-average cost of borrowing of 3.70%(1) per annum, and an unencumbered pool of assets as a percentage of gross real estate assets of 82%(1). Our stock repurchase program allows us to take advantage of market opportunities when our stock is undervalued from time to time. In the second quarter of 2017, we repurchased $27.5 million of our common stock (1.3 million shares at an average price of $21.95 per share). To date, under our current repurchase program, we have repurchased an aggregate of $96.5 million of common stock at an average price of $22.08.

(1)	Statistics include 51% of the debt held by the Market Square Joint Venture in which we own an interest through an unconsolidated joint venture.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 90.6% at December 31, 2016 to 95.3% at June 30, 2017. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total number of leases	19	12	35	21
Square feet of leasing – renewal(1)	69,580	148,489	204,936	160,474
Square feet of leasing – new(2)	248,771	447,026	389,329	496,265
Total square feet of leasing	318,351	595,515	594,265	656,739
Lease term (months)	108	361	114	352
Tenant improvements, per square foot – renewal	$81.23	$25.29	$51.11	$24.72
Tenant improvements, per square foot – new	$97.29	$174.94	$83.70	$170.08
Tenant improvements, per square foot – all leases	$94.23	$171.14	$77.33	$166.44
Leasing commissions, per square foot – renewal	$19.45	$10.39	$15.50	$10.34
Leasing commissions, per square foot – new	$23.00	$44.73	$20.61	$43.97
Leasing commissions, per square foot – all leases	$22.32	$43.86	$19.61	$43.13

Rent leasing spread – renewal(3)	74.8%	25.9%	44.0%	25.3%
Rent leasing spread – new(4)	96.9%	15.4%	133.1%	18.9%
Rent leasing spread – all leases(3)(4)	85.1%	15.4%	101.3%	19.0%

(1)
Includes 51% of renewal leasing at the Market Square buildings, which we own through an unconsolidated joint venture. There was 11,000 square feet and 14,000 square feet of renewal leasing for the second quarter of 2017 and 2016, respectively, and 18,000 and 16,000 square feet of renewal leasing for the first six months of 2017 and 2016, respectively, at the Market Square Buildings.

(2)
Includes 51% of new leasing at the Market Square buildings, which we own through an unconsolidated joint venture. There was 4,000 square feet of new leasing for the second quarter of 2016, and 5,000 and 9,000 square feet of new leasing for the first six months of 2017 and 2016, respectively, at the Market Square Buildings.

(3)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(4)	Rent leasing spreads for new leases are calculated only for properties that have been vacant less than one year, and are measured on a straight-line basis.
In 2017, rent leasing spreads are significantly positive (85.1% and 101.3% for the quarter and six-month period ended June 30, 2017, respectively) due to leasing 188,000 square feet at 650 California Street in San Francisco. This leasing required significant tenant improvements; however, the net economic impact of leasing at 650 California Street is favorable. In 2016, rent leasing spreads were positive and tenant improvements per square foot were higher due to a 390,000-square-foot, 30-year lease at our 222 East 41st Street Property and a 130,000-square-foot lease renewal at our SanTan Corporate Center property in Phoenix, Arizona. Over the next 12 months, approximately 168,000 square feet of leases at our operating properties (approximately 3.1% of our portfolio based on revenues) are scheduled to expire. These near-term expirations primarily relate to our properties in New York and San Francisco, with 62,000 square feet of this space pre-leased. We currently expect to replace the remaining leases with starting rates above those currently in place at the properties.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. In order to adjust to a payout level consistent with our current investment objectives, beginning with the first quarter of 2017, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.30 per share to $0.20 per share, and maintained this rate for the second quarter of 2017. We have transformed the composition of our portfolio by selling suburban assets and reinvesting in assets in high-barrier-to-entry markets, which offer lower initial yields and higher potential for growth over time. We believe this dividend rate is sustainable over the near and medium term and offers the potential for growth over the long term.
Short-term Liquidity and Capital Resources
During the six months ended June 30, 2017, we generated net cash flows from operating activities of $36.0 million, which consisted primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $85.5 million, which included dividend payments for three quarters ($36.7 million for the fourth quarter of 2016 and an aggregate of $48.8 million for the first and second quarters of 2017).
During the six months ended June 30, 2017, we sold five properties for net proceeds of $504.7 million and used the proceeds to fund the early repayment of the 221 Main Street building mortgage note for $73.0 million, leasing and capital projects of $47.5 million, and share repurchases of $27.5 million. We intend to reinvest the remaining proceeds in strategic acquisition opportunities within our target markets.
Over the short-term, we expect our primary sources of capital to be operating cash flows and future debt financings. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stock repurchases, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. As of July 24, 2017, we have access to the full $500.0 million capacity of the Revolving Credit Facility as well as $610.0 million of cash on hand.
Long-term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, borrowing proceeds, and select property dispositions. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and strategy, we continue to maintain net debt levels historically less than 40% of the undepreciated cost of our assets over the long term. As of June 30, 2017, our net-debt-to-real-estate-asset ratio was approximately 25.2%, which includes our 51% interest in the debt and real estate of the Market Square Joint Venture. Our net-debt-to-real-estate-asset ratio is calculated using our debt balance, net of cash on hand, and real estate at cost.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of June 30, 2017, we had no outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
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
The $150 million term loan matures in July 2022 (the "$150 Million Term Loan"). As of June 30, 2017, the $150 Million Term Loan incurred interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 1.40% to 2.35% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.40% to 1.35% for base-rate loans. As of June 30, 2017, the interest rate on the $150 Million Term Loan was effectively fixed at 3.52% with an interest rate swap agreement on the LIBOR component of the rate, which is designated as a cash flow hedge.
On July 25, 2017, we amended the terms of the $150 Million Term Loan to reduce the current interest rate from 3.52% to 3.07% per annum. The amendment reduced the interest rate from LIBOR, plus an applicable margin ranging from 1.40% to 2.35%, to LIBOR, plus an applicable margin ranging from 0.90% to 1.75%. The maturity date, debt covenants, and other terms of the $150

Million Term Loan are unchanged. The existing interest rate swap agreement effectively fixes the new interest rate at 3.07% per annum and retains its cash flow hedge designation.
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
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of June 30, 2017. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
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
Contractual Commitments and Contingencies
As of June 30, 2017, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Debt obligations(1)	$1,514,523	$51,898	$146,875	$300,000	$1,015,750
Interest obligations on debt(1)(2)	341,762	28,285	103,894	86,010	123,573
Capital lease obligations(3)	120,000	—	—	120,000	—
Operating lease obligations(4)	207,121	1,321	5,342	5,342	195,116
Total	$2,183,406	$81,504	$256,111	$511,352	$1,334,439

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture holds a $325 million mortgage note on the Market Square Buildings, bearing interest at 5.07% and maturing on July 1, 2023. As of June 30, 2017, we guarantee $12.6 million of the Market Square Buildings mortgage note (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable). Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $3.6 million during the six months ended June 30, 2017, all of which were funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

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

Results of Operations
Overview
As of June 30, 2017, we owned controlling interests in 15 operating properties. As of June 30, 2017, our properties, including 51% of the Market Square Joint Venture, which we own through an unconsolidated joint venture, were approximately 95.3% leased. Our operating results are impacted by recent disposition activity as set forth below. In the near-term, we expect real estate operating income to fluctuate, primarily based on investing and leasing activities.
Recent Dispositions

Property	Location	Rentable Square Footage	Transaction Date	Sale Price(1) (in thousands)
2017
Key Center Tower & Marriott	Cleveland, OH	1,326,000	January 31, 2017	$267,500
Houston Properties Sale:		1,187,000	January 6, 2017	$272,000
5 Houston Center	Houston, TX	581,000
Energy Center I	Houston, TX	332,000
515 Post Oak	Houston, TX	274,000
2016
SanTan Corporate Center	Phoenix, AZ	267,000	December 15, 2016	$58,500
Sterling Commerce	Dallas, TX	310,000	November 30, 2016	$51,000
9127 South Jamaica Street	Denver, CO	108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000

(1)	Exclusive of transaction costs and purchase price adjustments
Comparison of the Three Months Ended June 30, 2017 with the Three Months Ended June 30, 2016
Rental income was $67.1 million for the three months ended June 30, 2017, which represents a decrease as compared with $93.6 million for the three months ended June 30, 2016. The decrease is primarily due to dispositions ($26.2 million). We expect future rental income to fluctuate based on recent and future investing and leasing activities.
Tenant reimbursements and property operating costs were $7.0 million and $21.8 million, respectively, for the three months ended June 30, 2017, which reflects corresponding decreases as compared with $18.7 million and $40.2 million, respectively, for the three months ended June 30, 2016. The decrease in property operating costs is primarily due to dispositions ($15.5 million) and the new net lease at 222 East 41st Street ($3.3 million). The decrease in tenant reimbursements is primarily due to dispositions ($9.1 million) and the new net lease at 222 East 41st Street ($1.7 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.5 million for the three months ended June 30, 2016. The Key Center Marriott was sold on January 31, 2017.
Other property income was $0.8 million for the three months ended June 30, 2017, which represents a decrease as compared with $9.1 million for the three months ended June 30, 2016, primarily due to earning an early termination fee of $6.2 million at 222 East 41st Street in June 2016. The terminated lease was replaced with a full-building lease, which commenced in the fourth quarter of 2016. Other property operating income is expected to fluctuate in the future, based on additional lease restructuring activities and as a result of providing asset management services to the San Francisco Joint Ventures (see Note 3, Real Estate Transactions, of the accompanying financial statements).
Asset and property management fees remained stable at $0.3 million for the three months ended June 30, 2017 and June 30, 2016. Future asset and property management fees are expected to remain stable in the near term, and may increase as a result of future investing activity.

Depreciation was $20.4 million for the three months ended June 30, 2017, which represents a decrease as compared with $28.5 million for the three months ended June 30, 2016. The decrease is primarily due to dispositions ($7.3 million). Depreciation is expected to fluctuate based on recent and future investing activity.
Amortization was $8.2 million for the three months ended June 30, 2017, which represents a decrease as compared with $14.9 million for the three months ended June 30, 2016. The decrease is primarily due to dispositions ($2.1 million) and intangibles written off due to the early termination or expiration of leases ($4.1 million). We expect future amortization to fluctuate, based on recent and future investing activity.
General and administrative expenses were $9.2 million for the three months ended June 30, 2017, which represents an increase as compared with $7.8 million for the three months ended June 30, 2016, primarily due to vesting under our stock-based incentive compensation plan ($1.1 million). We expect future general and administrative expenses to remain at similar levels over the near term.
Interest expense was $14.5 million for the three months ended June 30, 2017, which represents a decrease as compared with $17.4 million for the three months ended June 30, 2016, primarily due to mortgage note payoffs ($1.5 million), incurring interest on our line of credit borrowings in the prior period ($1.0 million), and bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable in 2016 ($0.5 million). We expect interest expense to decrease in the near-term due to the $150 Million Term Loan amendment, which results in a lower effective interest rate, and to fluctuate based on future acquisition activities.
Interest and other income was $2.5 million for the three months ended June 30, 2017, which represents an increase compared with $1.8 million for the three months ended June 30, 2016. The increase is due to interest income earned on additional cash deposits held in 2017 ($0.6 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 4.5 years as of June 30, 2017 ($1.8 million for both the three months ended June 30, 2017 and June 30, 2016). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels until we reinvest cash on hand.
We recognized a loss on early extinguishment of debt of $0.1 million for the three months ended June 30, 2016. In April 2016, we repaid the $119.0 million remaining balance on a bridge loan approximately three months early, which resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
Loss from the unconsolidated joint venture was relatively stable at $1.8 million and $2.0 million for the three months ended June 30, 2017 and June 30, 2016, respectively. Future income or loss from unconsolidated joint venture may fluctuate as a result of future investing activities and leasing at the Market Square Buildings.
Net income was $1.1 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2017, which represents a decrease as compared with $13.3 million, or $0.11 per basic and diluted share, for the three months ended June 30, 2016. The decrease is due to lost income from sold properties ($10.2 million) and the lease termination income earned in June 2016 ($6.2 million), partially offset by interest savings as a result of debt repayments ($3.0 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and investing activity.
Comparison of the Six Months ended June 30, 2017 with the Six Months Ended June 30, 2016
Rental income was $138.3 million for the six months ended June 30, 2017, which represents a decrease as compared with $193.2 million for the six months ended June 30, 2016. The decrease is primarily due to dispositions ($52.9 million). We expect future rental income to fluctuate based on recent and future investing and leasing activity.
Tenant reimbursements and property operating costs were $15.6 million and $45.9 million, respectively, for the six months ended June 30, 2017, which reflects corresponding decreases as compared with $38.5 million and $81.6 million, respectively, for the six months ended June 30, 2016. The decrease in property operating costs is primarily due to dispositions ($31.0 million) and the new net lease at 222 East 41st Street ($6.0 million). The decrease in tenant reimbursements is primarily due to dispositions ($19.4 million) and the new net lease at 222 East 41st Street ($2.8 million). Tenant reimbursements and property operating costs are expected to fluctuate with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.7) million for the six months ended June 30, 2017, which represents a decrease as compared with $1.8 million for the six months ended June 30, 2016, due to the sale of the Key Center Marriott on January 31, 2017.

Other property income was $1.8 million for the six months ended June 30, 2017, which represents a decrease as compared with $11.7 million for the six months ended June 30, 2016, primarily due to earning an early termination fee of $6.2 million at 222 East 41st Street in June 2016 and $2.8 million for other lease terminations. The terminated lease at 222 East 41st Street was replaced with a full-building lease, which commenced in the fourth quarter of 2016. Other property operating income is expected to fluctuate in the future based on additional lease restructuring activities, and as a result of providing asset management services to the San Francisco Joint Ventures (see Note 3, Real Estate Transactions, of the accompanying financial statements).
Asset and property management fees were $0.5 million for the six months ended June 30, 2017, which represents a decrease as compared with $0.7 million and June 30, 2016, due to dispositions ($0.2 million). Future asset and property management fees are expected to remain stable in the near-term and may increase as a result of future investing activity.
Depreciation was $42.0 million for the six months ended June 30, 2017, which represents a decrease as compared with $57.7 million for the six months ended June 30, 2016. The decrease is primarily due to dispositions ($15.5 million). Depreciation is expected to fluctuate based on recent and future investing activity.
Amortization was $17.6 million for the six months ended June 30, 2017, which represents a decrease as compared with $31.0 million for the six months ended June 30, 2016. The decrease is primarily due to dispositions ($5.9 million) and intangibles written off due to the early termination or expiration of leases ($6.6 million). We expect future amortization to fluctuate based on recent and future investing activity.
General and administrative expenses remained relatively stable at $18.0 million and $18.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively. We expect future general and administrative expenses to remain at similar levels over the near term.
Interest expense was $29.6 million for the six months ended June 30, 2017, which represents a decrease as compared with $35.3 million for the six months ended June 30, 2016, primarily due to incurring interest on bridge loan and line of credit borrowings in the prior period ($2.5 million), mortgage note payoffs ($2.1 million), and bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable ($1.0 million). We expect interest expense to decrease in the near term due to the $150 Million Term Loan amendment, which results in a lower effective interest rate, and to fluctuate based on future acquisition activities.
Interest and other income was $4.8 million for the six months ended June 30, 2017, which represents an increase compared with $3.6 million for the six months ended June 30, 2016. The increase is due to interest income earned on cash deposits ($1.1 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 4.5 years as of June 30, 2017 ($3.6 million for both the six months ended June 30, 2017 and June 30, 2016). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels until we reinvest cash on hand.
We recognized a loss on early extinguishment of debt of $45,000 and $92,000 for the six months ended June 30, 2017 and June 30, 2016, respectively. In March 2017, we repaid the 221 Main Street building mortgage note approximately two months early; and in April 2016, we repaid the $119.0 million remaining balance on a bridge loan approximately three months early. Both of these early repayments resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to fluctuate with financing activities.
We recognized a loss from the unconsolidated joint venture of $3.7 million and $3.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively. Future income or loss from unconsolidated joint venture may fluctuate as a result of future investing activities and leasing at the Market Square Buildings.
We recognized a gain on sale of real estate assets of $73.2 million for the six months ended June 30, 2017, and a loss on sale of real estate assets of $0.3 million for the six months ended June 30, 2016. During the first three months of 2017, we sold three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio. The loss in 2016 results from post-closing adjustments and true ups for prior period transactions. See Note 3, Real Estate Transactions, for details of these transactions. Future gains on sale of real estate assets will fluctuate with future disposition activity.
Net income was $75.9 million, or $0.62 per basic and diluted share, for the six months ended June 30, 2017, which represents an increase as compared with $20.0 million, or $0.16 per basic and diluted share, for the six months ended June 30, 2016. The increase is due to gains on sale of real estate ($73.2 million) and interest savings as a result of debt repayments ($5.6 million), partially offset by lost income from sold properties ($20.8 million) and lease termination income earned in June 2016 ($6.2 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to fluctuate as a result of leasing activity at our existing properties and investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of June 30, 2017, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not plan to make further investments.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
New York	$16,259	$24,086	$33,875	$41,135
San Francisco	19,701	19,381	39,567	40,452
Atlanta	8,285	8,226	16,578	16,507
Washington, D.C.	3,565	4,555	6,843	9,671
Boston	1,192	1,463	2,601	2,686
Los Angeles	1,202	1,192	2,284	2,442
All other office markets	4,597	23,605	11,527	52,388
Total office segments	54,801	82,508	113,275	165,281
Hotel	(14)	1,523	(890)	1,870
Corporate	395	517	847	1,066
Total	$55,182	$84,548	$113,232	$168,217
New York
Prior-year NOI was positively impacted by an early termination fee earned at 222 East 41st Street in June 2016. The terminated lease was replaced with a full-building lease, which commenced in the fourth quarter of 2016. New York NOI is expected to increase in the near-term with the acquisition of a 49.5% interest in 114 5th Avenue, as described in Note 3, Real Estate Transactions, of the accompanying, consolidated financial statements.
Washington, D.C.
NOI has been impacted by a decrease in occupancy at 80 M Street and Market Square. Washington, D.C. Over the near term, Washington, D.C. NOI is expected to increase primarily due to recent leasing activity at 80 M Street.
All other office markets
NOI has decreased significantly as a result of selling 9 office properties between July 1, 2016 and January 31, 2017. We expect all other office markets NOI to further decrease in the near-term due to the expiration of the OfficeMax lease at 263 Shuman and the planned return of this property to the lender.
Hotel
NOI has decreased significantly as a result of the sale of the Key Center Marriott, our only hotel, on January 31, 2017.
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
FFO is not reduced for the amounts needed to fund capital replacements or expansions, debt service obligations, or other commitments and uncertainties, nor is it indicative of funds available to fund our cash needs, including our ability to make distributions. Our presentation of FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an indicator of financial performance.
Net income reconciles to FFO as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$1,133	$13,286	$75,855	$19,983
Adjustments:
Depreciation of real estate assets	20,423	28,450	42,028	57,739
Amortization of lease-related costs	8,191	14,932	17,648	31,007
Depreciation and amortization included in loss from unconsolidated joint venture(1)	2,123	2,077	4,221	4,547
Loss (gains) on sales of real estate assets	—	19	(73,153)	329
Total funds from operations adjustments	30,737	45,478	(9,256)	93,622
NAREIT FFO available to common stockholders	$31,870	$58,764	$66,599	$113,605

(1)	Reflects 51% of depreciation and amortization for the Market Square buildings, which we own through an unconsolidated joint venture.
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

Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the near-term effects of acquisitions and dispositions. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since April 1, 2016 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
Revenues:
Rental income	$67,120	$67,379
Tenant reimbursements	7,038	9,687
Other property income	734	673
Lease termination income	(47)	8,085
Total revenues	74,845	85,824
Property operating expenses	(21,987)	(23,764)
Same Store NOI – wholly owned properties(1)	$52,858	$62,060
Same Store NOI – Market Square Buildings(2)	$2,425	$2,239
NOI from acquisitions(3)	—	—
NOI from dispositions(4)	(101)	20,249
NOI	$55,182	$84,548

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI for 51% of the Market Square Buildings, in which we own an interest through an unconsolidated joint venture. The NOI for the Market Square Buildings is included in loss from unconsolidated joint venture in our accompanying consolidated statements of operations.

(3)	No properties have been acquired since April 1, 2016.

(4)
Reflects activity for the following properties sold since April 1, 2016, for all periods presented: Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, and 800 North Frederick.

Same store NOI decreased for the three months ended June 30, 2017, as compared with the three months ended June 30, 2016, due to a $6.2 million early termination fee earned at 222 East 41st Street in June 2016, and lease expirations at 315 Park Avenue South and 80 M Street. The terminated lease at 222 East 41st Street has been replaced with a full-building lease, which commenced in the fourth quarter of 2016, and most of the expired space at 80 M Street has been leased to WeWork, with a lease commencing in July 2017. The decline in same store NOI is expected to reverse and increase as a result of recent leasing activity.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,
	2017	2016
Net income	$1,133	$13,286
Depreciation	20,423	28,450
Amortization	8,191	14,932
General and administrative	9,201	7,761
Net interest expense	13,785	17,372
Interest income from development authority bonds	(1,800)	(1,800)
Loss on early extinguishment of debt	—	92
Income tax expense	7	245
Adjustments included in loss from unconsolidated joint venture	4,242	4,191
Loss on sales of real estate assets	—	19
NOI:	$55,182	$84,548
Same Store NOI – Market Square Buildings(1)	(2,425)	(2,239)
NOI from acquisitions(2)	—	—
NOI from dispositions(3)	101	(20,249)
Same Store NOI – wholly owned properties(4)	$52,858	$62,060

(1)
Reflects NOI for 51% of the Market Square Buildings, in which we own an interest through an unconsolidated joint venture. The NOI for the Market Square Buildings is included in loss from unconsolidated joint venture in our accompanying consolidated statements of operations.

(2)	No properties have been acquired since April 1, 2016.

(3)
Reflects activity for the following properties sold since April 1, 2016, for all periods presented: Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, and 800 North Frederick.

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
Related-Party Transactions
During the six months ended June 30, 2017 and 2016, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranty of debt of an unconsolidated joint venture of $12.6 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Event
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Allianz Joint Ventures as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements; and

•	Amendment of $150 Million Term Loan, as described in Note 5, Line of Credit and Notes Payable, of the accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of June 30, 2017, we had no outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.6 million in 2025 Bonds Payable outstanding; $348.8 million in 2026 Bonds Payable outstanding; and $198.8 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 3.57% as of June 30, 2017.
Approximately $1,047.2 million of our total debt outstanding as of June 30, 2017, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2017, these balances incurred interest expense at an average interest rate of 3.93% and have expirations ranging from 2017 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A 1.0% change in interest rates would have a $3.0 million annual impact on our interest payments. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.74%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at June 30, 2017, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, ending on September 4, 2017.

During the quarter ended June 30, 2017, we repurchased and retired the following shares in accordance with the Stock Repurchase Program, as described in Note 8, Equity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
April 2017	—	$—	—	$130,943,000
May 2017	1,200,000	$21.956	1,200,000	$104,596,000
June 2017	51,670	$21.735	51,670	$103,473,000

(1)	Amounts available for future purchase relate only to our Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
On July 25, 2017, we amended the terms of the $150 Million Term Loan to reduce the current interest rate from 3.52% to 3.07% per annum. The amendment reduced the interest rate from LIBOR, plus an applicable margin ranging from 1.40% to 2.35%, to LIBOR, plus an applicable margin ranging from 0.90% to 1.75%. The maturity date, debt covenants, and other terms of the $150 Million Term Loan are unchanged. The new interest rate of 3.07% per annum is effectively fixed by an existing interest rate swap agreement designated as a cash flow hedge.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS
The exhibits required to be filed with this report are set forth in the Exhibit Index to this quarterly report attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 27, 2017	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer

EXHIBIT INDEX TO
SECOND QUARTER 2017 FORM 10-Q OF
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

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
3.6	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.7	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2017).
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
10.1
Columbia Property Trust, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's definitive Proxy Statement of Schedule 14A filed with the Commission on March 17, 2017).

12.1*	Calculation of Earnings to Fixed Charges
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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