Form 10-Q
period 2017-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2017-10-26
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of October 23, 2017: 119,803,608 shares

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
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2016. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets:
Real estate assets, at cost:
Land	$609,110	$751,351
Buildings and improvements, less accumulated depreciation of $377,794 and $435,457, as of September 30, 2017 and December 31, 2016, respectively	1,704,630	2,121,150
Intangible lease assets, less accumulated amortization of $89,950 and $112,777, as of September 30, 2017 and December 31, 2016, respectively	164,699	193,311
Construction in progress	49,255	36,188
Real estate assets held for sale, less accumulated depreciation and amortization of $180,791, as of December 31, 2016	—	412,506
Total real estate assets	2,527,694	3,514,506
Investment in unconsolidated joint ventures	698,105	127,346
Cash and cash equivalents	382,730	216,085
Tenant receivables, net of allowance for doubtful accounts of $7 and $31, as of September 30, 2017 and December 31, 2016, respectively	2,814	7,163
Straight-line rent receivable	80,128	64,811
Prepaid expenses and other assets	75,802	24,275
Intangible lease origination costs, less accumulated amortization of $55,532 and $74,578, as of September 30, 2017 and December 31, 2016, respectively	28,067	54,279
Deferred lease costs, less accumulated amortization of $24,716 and $22,753, as of September 30, 2017 and December 31, 2016, respectively	127,940	125,799
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $34,152, as of December 31, 2016	—	45,529
Total assets	$4,043,280	$4,299,793
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,611 and $3,136, as of September 30, 2017 and December 31, 2016, respectively	$520,367	$721,466
Bonds payable, net of discounts of $1,529 and $1,664 and unamortized deferred financing costs of $4,909 and $5,364, as of September 30, 2017 and December 31, 2016, respectively	693,562	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	129,802	131,028
Dividends payable	—	36,727
Deferred income	15,756	19,694
Intangible lease liabilities, less accumulated amortization of $19,437 and $44,564, as of September 30, 2017 and December 31, 2016, respectively	9,891	33,375
Obligations under capital lease	120,000	120,000
Liabilities held for sale, less accumulated amortization of $1,239, as of December 31, 2016	—	41,763
Total liabilities	1,489,378	1,797,025
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 119,803,608 and 122,184,193 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	1,198	1,221
Additional paid-in capital	4,485,368	4,538,912
Cumulative distributions in excess of earnings	(1,931,927)	(2,036,482)
Cumulative other comprehensive loss	(737)	(883)
Total equity	2,553,902	2,502,768
Total liabilities and equity	$4,043,280	$4,299,793
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental income	$55,015	$87,561	$193,309	$280,714
Tenant reimbursements	3,053	17,090	18,609	55,551
Hotel income	—	6,270	1,339	17,484
Asset and property management fee income	1,154	511	2,126	1,655
Other property income	1,140	1,834	1,992	12,371
	60,362	113,266	217,375	367,775
Expenses:
Property operating costs	18,567	39,101	64,503	120,679
Hotel operating costs	—	4,946	2,085	14,315
Asset and property management fee expenses	188	387	717	1,058
Depreciation	18,501	26,778	60,529	84,517
Amortization	6,870	11,895	24,518	42,902
General and administrative - corporate	7,034	7,467	25,003	25,718
General and administrative - unconsolidated joint ventures	713	—	713	—
	51,873	90,574	178,068	289,189
Real estate operating income	8,489	22,692	39,307	78,586
Other income (expense):
Interest expense	(14,731)	(17,138)	(44,308)	(52,415)
Interest and other income	2,841	1,839	7,668	5,452
Loss on early extinguishment of debt	(280)	(18,905)	(325)	(18,997)
	(12,170)	(34,204)	(36,965)	(65,960)
Income (loss) before income taxes, unconsolidated joint ventures, and sales of real estate:	(3,681)	(11,512)	2,342	12,626
Income tax benefit (expense)	(3)	(65)	378	(387)
Income (loss) from unconsolidated joint ventures	2,853	(1,937)	(849)	(5,441)
Income (loss) before sales of real estate:	(831)	(13,514)	1,871	6,798
Gain on sales of real estate assets	102,365	50,412	175,518	50,083
Net income	$101,534	$36,898	$177,389	$56,881
Per-share information – basic:
Net income	$0.84	$0.30	$1.46	$0.46
Weighted-average common shares outstanding – basic	120,293	123,215	121,270	123,271
Per-share information – diluted:
Net income	$0.84	$0.30	$1.46	$0.46
Weighted-average common shares outstanding – diluted	120,529	123,350	121,458	123,348
Dividends per share	$0.20	$0.30	$0.60	$0.90

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,534	$36,898	$177,389	$56,881
Market value adjustments to interest rate swap	148	1,250	146	(5,629)
Comprehensive income	$101,682	$38,148	$177,535	$51,252

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Repurchases of common stock	(2,682)	(26)	(57,602)	—	—	(57,628)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	302	3	4,058	—	—	4,061
Distributions to common stockholders ($0.60 per share)	—	—	—	(72,834)	—	(72,834)
Net income	—	—	—	177,389	—	177,389
Market value adjustment to interest rate swap	—	—	—	—	146	146
Balance, September 30, 2017	119,804	$1,198	$4,485,368	$(1,931,927)	$(737)	$2,553,902

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(1,105)	(11)	(24,989)	—	—	(25,000)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	213	2	2,337	—	—	2,339
Distributions to common stockholders ($0.90 per share)	—	—	—	(111,120)	—	(111,120)
Net income	—	—	—	56,881	—	56,881
Market value adjustment to interest rate swap	—	—	—	—	(5,629)	(5,629)
Balance, September 30, 2016	123,471	$1,234	$4,565,651	$(2,027,155)	$(8,065)	$2,531,665
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$177,389	$56,881
Adjustments to reconcile net income to net cash provided by operating activities:
Straight-line rental income	(20,964)	(15,470)
Depreciation	60,529	84,517
Amortization	24,115	39,271
Noncash interest expense	2,239	2,765
Loss on early extinguishment of debt	325	18,997
Loss from unconsolidated joint ventures	849	5,441
Gain on sales of real estate assets	(175,518)	(50,083)
Stock-based compensation expense	5,509	3,512
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease in tenant receivables, net	3,957	4,646
Decrease in prepaid expenses and other assets	1,340	5,776
Decrease in accounts payable and accrued expenses	(25,488)	(3,799)
Decrease in deferred income	(7,167)	(2,750)
Net cash provided by operating activities	47,115	149,704
Cash Flows from Investing Activities:
Net proceeds from the sales of real estate	737,631	482,089
Prepaid earnest money	(52,000)	—
Capital improvement and development costs	(59,022)	(34,447)
Deferred lease costs paid	(14,437)	(19,713)
Investments in unconsolidated joint ventures	(123,149)	(12,351)
Distributions from unconsolidated joint ventures	1,411	—
Net cash provided by investing activities	490,434	415,578
Cash Flows from Financing Activities:
Financing costs paid	(628)	(3,111)
Prepayments to settle debt	—	(17,921)
Proceeds from lines of credit and notes payable	—	435,000
Repayments of lines of credit and notes payable	(201,625)	(745,070)
Proceeds from issuance of bonds payable	—	348,691
Repayment of bonds payable	—	(250,000)
Distributions paid to stockholders	(109,561)	(148,474)
Redemptions of common stock	(59,090)	(26,186)
Net cash used in financing activities	(370,904)	(407,071)
Net increase in cash and cash equivalents	166,645	158,211
Cash and cash equivalents, beginning of period	216,085	32,645
Cash and cash equivalents, end of period	$382,730	$190,856
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of September 30, 2017, Columbia Property Trust owned 16 operating properties, of which 12 were wholly owned and four were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.2 million rentable square feet, and were approximately 95.1% leased as of September 30, 2017. In October 2017, Columbia Property Trust acquired two wholly owned properties in New York and a 55.0% interest in an additional property in Washington, D.C. See Note 3, Real Estate Transactions, for additional information.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on our unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable-interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Form 10-K").
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

Real Estate Assets
Columbia Property Trust is required to make subjective assessments as to the useful lives of its depreciable assets. To determine the appropriate useful life of an asset, Columbia Property Trust considers the period of future benefit of the asset. These assessments have a direct impact on net income. The estimated useful lives of its assets by class are as follows:

Buildings	40-45 years
Building and site improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Based on the assessment as described above, Columbia Property Trust has determined that the carrying values of all its real estate assets and related intangible assets are recoverable as of September 30, 2017.
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

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of September 30, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet. As of December 31, 2016, Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak were subject to binding sale contracts and met the other aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of 5 Houston Center, Energy Center I, and 515 Post Oak closed on January 6, 2017, and the sale of Key Center Tower and Key Center Marriott closed on January 31, 2017 (see Note 3, Real Estate Transactions).
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
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of September 30, 2017 and December 31, 2016, Columbia Property Trust had the following intangible in-place lease assets and liabilities, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2017	Gross	$1,588	$112,145	$83,599	$29,328
	Accumulated Amortization	(784)	(67,035)	(55,532)	(19,437)
	Net	$804	$45,110	$28,067	$9,891
December 31, 2016	Gross	$10,589	$154,582	$128,857	$77,939
	Accumulated Amortization	(9,305)	(83,254)	(74,578)	(44,564)
	Net	$1,284	$71,328	$54,279	$33,375

For the three and nine months ended September 30, 2017 and 2016, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the three months ended September 30, 2017	$22	$3,268	$1,957	$1,006
For the three months ended September 30, 2016	$594	$6,133	$3,757	$2,768
For the nine months ended September 30, 2017	$471	$12,525	$7,786	$5,322
For the nine months ended September 30, 2016	$2,014	$22,602	$13,811	$10,206
The net intangible assets and liabilities remaining as of September 30, 2017 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2017	$22	$2,936	$1,875	$898
For the years ending December 31:
2018	89	11,083	7,315	3,278
2019	89	9,800	7,024	3,128
2020	89	7,880	5,979	1,992
2021	89	4,043	2,057	327
2022	89	2,664	1,079	94
Thereafter	337	6,704	2,738	174
	$804	$45,110	$28,067	$9,891
Intangible Assets and Liabilities Arising from In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of September 30, 2017 and December 31, 2016, and recognized amortization of these assets of approximately $0.6 million for the three months ended September 30, 2017 and 2016, and approximately $1.9 million for the nine months ended September 30, 2017 and 2016, respectively.

As of September 30, 2017, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2017	$637
For the years ending December 31:
2018	2,549
2019	2,549
2020	2,549
2021	2,549
2022	2,549
Thereafter	105,403
$118,785

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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Interest rate contracts	Accounts payable	$(737)	$(882)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$148	$1,250	$146	$(5,629)
During the periods presented, there was no hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Prepaid Expenses and Other Assets
Prepaid expenses are recognized over the period to which the good or service relates. Other assets are written off when the asset no longer has future value, or when the company is no longer obligated for the corresponding liability. As of September 30, 2017, prepaid expenses and other assets included $52.0 million of earnest money deposits for acquisitions, of which $40.0 million was applied to the purchase prices for transactions that closed in October 2017. See Note 3, Real Estate Transactions, for additional detail.
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
Columbia Property Trust TRS, LLC, Columbia KCP TRS, LLC, and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited-liability companies. The TRS

Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 25% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Reclassification
Certain prior period amounts may be reclassified to conform to the current-period financial statement presentation. Within revenues on the accompanying consolidated statements of operations, management fees earned from unconsolidated joint ventures have been reclassified from other property income to a dedicated line item, asset and property management fee income, for all periods presented.
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 aligns reporting requirements for hedging relationships with risk management activities and simplifies the application of hedge accounting. ASU 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow hedges and allows for ongoing qualitative, rather than quantitative, testing of hedge effectiveness. ASU 2017-12 will be effective for Columbia Property Trust on January 1, 2019, with early adoption permitted. Columbia Property Trust anticipates that the adoption of ASU 2017-12 will result in a simplified process to determine the ongoing effectiveness of its cash flow hedge with no material impact on its consolidated financial statements or other disclosures.
In February 2017, the FASB issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which will apply to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 will require Columbia Property Trust to measure its residual joint venture interest in the properties transferred to unconsolidated joint ventures at fair value as of the transaction date by recognizing a gain or loss on 100% of the asset transferred (i.e. to fully step-up the basis of our residual investment in the joint venture). This ASU will apply to Columbia Property Trust's partial sales of the following real estate assets: Market Square, 333 Market Street, and University Circle. We expect to implement ASU 2017-05 effective January 1, 2018 using the modified-retrospective approach by recording a cumulative-effect adjustment to equity, and are in the process of evaluating the impact to the financial statements.
In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of acquisitions. As a result, under the new standard, many acquisitions that previously qualified as business combinations will be treated as asset acquisitions. For asset acquisitions, unlike business combinations, transaction costs may be capitalized, and purchase price may be allocated on a relative fair-value basis. Columbia Property Trust expects the adoption of ASU 2017-01 to simplify purchase price allocations for future acquisitions. ASU 2017-01 is effective for Columbia Property Trust prospectively on January 1, 2018, with early adoption permitted. Columbia Property Trust plans to adopt ASU 2017-01 in the fourth quarter of 2017, in connection with the acquisition of 245-249 West 17th Street and 218 West 18th Street.
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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. Columbia Property Trust expects that the new standard to apply primarily to fees earned from managing properties owned by its unconsolidated joint ventures. Given the structure of the asset and property management agreements currently in place with our unconsolidated joint ventures, we do not expect the ASU to materially impact the timing or amount of our revenues; however, we will be required to provide more extensive disclosures about our revenue streams and contracts with customers. ASU 2014-09 is effective for Columbia Property Trust on January 1, 2018, with early adoption permitted.

3.	Real Estate Transactions
Acquisitions
During 2016 and 2017, Columbia Property Trust acquired the following properties and partial interests in properties:

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
1800 M Street(2)	Washington, D.C.	October 11, 2017	55.0%	$231,550
245-249 West 17th Street & 218 West 18th Street(3)	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue(4)	New York, NY	July 6, 2017	49.5%	$108,900

(1)	Exclusive of transaction costs and price adjustments.

(2)
On October 11, 2017, Columbia Property Trust entered a new joint venture partnership with Allianz Real Estate ("Allianz"), which simultaneously acquired 1800 M Street, a 10-story, 581,000-square-foot office building in Washington, D.C., that is 94% leased, for a total of $421.0 million (the “1800 M Street Joint Venture”). Columbia Property Trust owns a 55% interest in the 1800 M Street Joint Venture, and Allianz owns the remaining 45%. As of September 30, 2017, Columbia Property Trust had deposited $15.0 million in earnest money related to 1800 M Street, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

(3)
245-249 West 17th Street is made up of two interconnected 12- and 6-story towers, totaling 281,000 square feet of office and retail space; and 218 West 18th Street is a 12-story, 166,000-square-foot office building. The buildings are located in New York, 100% leased, and unencumbered by debt. As of September 30, 2017, Columbia Property Trust had deposited $25.0 million in earnest money related to this transaction, which is included in prepaid expenses and other assets on the accompanying consolidated balance sheet.

(4)
Columbia Property Trust acquired a 49.5% equity interest in a joint venture that owns the 114 Fifth Avenue property from Allianz (the "114 Fifth Avenue Joint Venture"). 114 Fifth Avenue is a 19-story, 352,000-square-foot building located in Manhattan’s Flatiron District that is 100% leased, and is unencumbered by debt. The 114 Fifth Avenue Joint Venture is owned by Columbia Property Trust (49.5%), Allianz (49.5%), and L&L Holding Company (1.0%). L&L Holding Company is the general partner and will continue to perform asset and property management services for the property.

149 Madison Avenue Contract
In February 2017, Columbia Property Trust deposited $12.0 million of earnest money upon entering a firm contract to purchase 149 Madison Avenue, a 12-story, 127,000-square-foot office building in New York. Closing is expected to occur later this year.

Dispositions
During 2016 and 2017, Columbia Property Trust sold the following properties:

Property	Location	Date	Sales Price(1) (in thousands)	Gain (Loss) on Sale (in thousands)
2017
University Circle & 333 Market Street(2)	San Francisco, CA	July 6, 2017	$234,000	$102,365
Key Center Tower & Marriott(3)	Cleveland, OH	January 31, 2017	$267,500	$9,500
Houston Properties(4)	Houston, TX	January 6, 2017	$272,000	$63,700
2016
SanTan Corporate Center	Phoenix, AZ	December 15, 2016	$58,500	$9,800
Sterling Commerce	Dallas, TX	November 30, 2016	$51,000	$12,500
9127 South Jamaica Street	Denver, CO	October 12, 2016	$19,500	$—	(5)
80 Park Plaza	Newark, NJ	September 30, 2016	$174,500	$21,600
9189, 9191 & 9193 South Jamaica Street	Denver, CO	September 22, 2016	$122,000	$27,200
800 North Frederick	Suburban, MD	July 8, 2016	$48,000	$2,100
100 East Pratt	Baltimore, MD	March 31, 2016	$187,000	$(300)

(1)	Exclusive of transaction costs and price adjustments.

(2)
Columbia Property Trust contributed the 333 Market Street building and the University Circle property to joint ventures, and simultaneously sold a 22.5% interest in those joint ventures for $234.0 million to Allianz Real Estate ("Allianz"), an unrelated third party (collectively, the "San Francisco Joint Ventures").

Upon the earlier of July 6, 2018, or when Columbia Property Trust and Allianz jointly invest $600.0 million in additional assets acquisitions (excluding the 114 Fifth Avenue building described above), Allianz will acquire another 22.5% interest in each of the San Francisco Joint Ventures at the same aggregate price, $234.0 million, adjusted for any capital expenditures made during the intervening period at the properties. The $600.0 million investment hurdle has been reduced by the aggregate adjusted purchase price for the 1800 M Street acquisition described above.

(3)
Key Center Tower & Marriott were sold in one transaction for $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated net income of $9.6 million for the first nine months of 2016, and a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.

(4)
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction. These properties generated net income of $10.8 million for the first nine months of 2016, and a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.

(5)	Columbia Property Trust recorded a de minimus loss on the sale of 9127 South Jamaica Street.

4.    Unconsolidated Joint Ventures
As of September 30, 2017, Columbia Property Trust owns interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment
Joint Venture	Property Name	Geographic Market	Ownership Interest		September 30, 2017	December 31, 2016
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$126,638	$127,346
University Circle Joint Venture(1)	University Circle	San Francisco	77.5%	(2)	170,712	—
333 Market Street Joint Venture(1)	333 Market Street	San Francisco	77.5%	(2)	288,405	—
114 Fifth Avenue Joint Venture(1)	114 Fifth Avenue	New York	49.5%		112,350	—
					$698,105	$127,346

(1)	See Note 3, Real Estate Transactions, for a description of the formation of these joint ventures in the current period.

(2)
Upon the earlier of July 6, 2018, or when Columbia Property Trust and Allianz jointly invest $600.0 million in additional assets acquisitions (excluding 114 Fifth Avenue), Allianz will acquire from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. The $600.0 million investment hurdle has been reduced by the aggregate adjusted purchase price for the 1800 M Street acquisition described in Note 3, Real Estate Transactions.

Columbia Property Trust and its partners have substantive participation rights in the joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other than temporarily impaired as of September 30, 2017.
Mortgage Debt and Related Guaranty
The Market Square joint venture is the only joint venture with mortgage debt. As of September 30, 2017 and December 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $11.2 million as of September 30, 2017 from $16.1 million as of December 31, 2016, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017		December 31, 2016
Market Square Joint Venture	$582,664	$587,344	$324,682	$324,656	$239,207		$242,802
University Circle Joint Venture	225,434	—	—	—	217,138	(1)	—
333 Market Street Joint Venture	385,930	—	—	—	369,177	(1)	—
114 Fifth Avenue Joint Venture	388,786	—	—	—	174,246	(1)	—
	$1,582,814	$587,344	$324,682	$324,656	$999,768		$242,802

(1)
There is an aggregate basis difference of $30.8 million related to the University Circle Joint Venture, the 333 Market Street Joint Venture and the 114 Fifth Avenue Joint Venture. Such difference represents the differences between the historical costs reflected at the joint venture level, and Columbia Property Trust's investment in the joint ventures. The basis differences result from the timing of each partner's acquisition of an interest in the joint venture and formation costs incurred by Columbia Property Trust, and will be amortized to income (loss) from unconsolidated joint ventures over the life of the related assets.

Summarized income statement information for the unconsolidated joint ventures for the three months ended September 30, 2017 and September 30, 2016 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)
	2017	2016	2017	2016	2017	2016
Market Square Joint Venture	$10,474	$9,787	$(4,089)	$(3,799)	$(2,086)	$(1,937)
University Circle Joint Venture	9,448	—	4,810	—	3,701	—
333 Market Street Joint Venture	6,306	—	3,381	—	2,593	—
114 Fifth Avenue Joint Venture	9,832	—	(2,332)	—	(1,355)	—
	$36,060	$9,787	$1,770	$(3,799)	$2,853	$(1,937)
Summarized income statement information for the unconsolidated joint ventures for the nine months ended September 30, 2017 and September 30, 2016 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)
	2017	2016	2017	2016	2017	2016
Market Square Joint Venture	$31,036	$31,226	$(11,348)	$(10,669)	$(5,788)	$(5,441)
University Circle Joint Venture	9,448	—	4,810	—	3,701	—
333 Market Street Joint Venture	6,306	—	3,381	—	2,593	—
114 Fifth Avenue Joint Venture	9,832	—	(2,332)	—	(1,355)	—
	$56,622	$31,226	$(5,489)	$(10,669)	$(849)	$(5,441)
Property and Asset Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, and the 333 Market Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three and nine months ended September 30, 2017 and 2016, Columbia Property Trust earned the following fees from these unconsolidated joint ventures:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Market Square Joint Venture	$496	$511	$1,468	$1,655
University Circle Joint Venture	480	—	480	—
333 Market Street Joint Venture	178	—	178	—
	$1,154	$511	$2,126	$1,655

Columbia Property Trust also received reimbursements of property operating costs of $0.9 million and $0.1 million for the three months ended September 30, 2017 and 2016, respectively, and $1.2 million and $0.4 million for the nine months ended September 30, 2017 and 2016, respectively, which are included in other property income revenues in the accompanying consolidated statements of operations. Property management fees of $0.3 million and $0.1 million, respectively, were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively.
5.    Line of Credit and Notes Payable
As of September 30, 2017 and December 31, 2016, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

Facility	September 30, 2017	December 31, 2016
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
263 Shuman Boulevard building mortgage note(1)	49,000	49,000
One Glenlake building mortgage note	23,978	26,315
650 California Street building mortgage note	—	126,287
221 Main Street building mortgage note	—	73,000
Revolving Credit Facility	—	—
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,611)	(3,136)
	$520,367	$721,466

(1)
The OfficeMax lease expired in May 2017, and the mortgage note matured in July 2017. Columbia Property Trust is working with the special-servicer to effect the transfer of the property to the lender in settlement of the loan principal, accrued interest expense and accrued property operating expenses. In the third quarter of 2017, Columbia Property Trust accrued related interest expense of $1.3 million at the default rate of 10.55%, and property operating expenses of $0.2 million, primarily related to property taxes.

Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2017 and December 31, 2016, was approximately $524.2 million and $728.5 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2017 and December 31, 2016, was $523.0 million and $724.6 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan") and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the nine months ended September 30, 2017 and 2016, Columbia Property Trust made interest payments totaling approximately $15.6 million and $21.7 million, respectively, of which approximately $0.4 million and $0.2 million, respectively, was capitalized. As of September 30, 2017, Columbia Property Trust believes it is in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On August 17, 2017, Columbia Property Trust repaid the $124.8 million balance of the 650 California Street building mortgage note, which was originally scheduled to mature on July 1, 2019. Columbia Property Trust recognized a loss on early extinguishment of debt of $0.3 million related to unamortized deferred financing costs.
On March 10, 2017, Columbia Property Trust repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on early extinguishment of debt of $45,000 related to unamortized deferred financing costs.

Term Loan Amendment
On July 25, 2017, Columbia Property Trust amended the terms of its $150 Million Term Loan, to reduce the current interest rate from 3.52% to 3.07% per annum. The amendment reduced the interest rate from LIBOR, plus an applicable margin ranging from 1.40% to 2.35%, to LIBOR, plus an applicable margin ranging from 0.90% to 1.75%. The maturity date, debt covenants, and other terms of the $150 Million Term Loan are unchanged. The interest rate is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge.
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
Interest payments of $20.1 million were made on the 2026 Bonds Payable and 2025 Bonds Payable during the nine months ended September 30, 2017, and $20.8 million in interest payments were made on the 2025 Bonds Payable or the 2018 Bonds Payable during the nine months ended September 30, 2016. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2017, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2017 and December 31, 2016, the estimated fair value of the 2026 Bonds Payable and the 2025 Bonds Payable was approximately $702.9 million and $703.1 million, respectively. The related carrying value of the bonds payable, net of discounts, as of September 30, 2017 and December 31, 2016, was $698.5 million and $698.3 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2017, no tenants have exercised such options that have not been materially satisfied or recorded as a liability on the accompanying consolidated balance sheet.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $11.2 million as of September 30, 2017. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of September 30, 2017.

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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized the repurchase of up to an aggregate of $200 million of its common stock, par value $0.01 per share, from September 4, 2015 through September 4, 2017 (the "2015 Stock Repurchase Program"). Under the 2015 Stock Repurchase Program, Columbia Property Trust acquired 5.6 million shares at an average price of $21.85 per share, for aggregate purchases of $121.4 million. Columbia Property Trust's board of directors authorized a second stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the three months ended September 30, 2017, Columbia Property Trust repurchased an additional 1.4 million shares at an average price of $21.02 per share, for aggregate purchases of $30.1 million under the 2015 Stock Repurchase Program and 2017 Stock Repurchase Program. As of September 30, 2017, $194.8 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan (the "LTIP") that provides for grants of up to 4.8 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust.
In 2017, Columbia Property Trust has granted 139,825 shares of common stock to employees under the LTIP for 2017. Such awards are time-based and will vest ratably on each anniversary of the grant over the next four years. Performance-based stock unit awards representing 330,880 shares were also made in 2017. The payout of these performance-based awards can range from 0% to 150%, depending on total shareholder return relative to the FTSE NAREIT Equity Office Index, over a three-year performance period. At the conclusion of the three-year performance period, 75% of the shares earned will vest, and the remaining 25% vest one year later. The performance-based awards also include one- and two-year transitional awards, which will vest at the end of the respective performance periods. The awards will be expensed over the vesting period, using the estimated fair value for each award. Time-based awards will be expensed using the grant-date fair value or closing price of the award on the grant date. Performance-based awards will be expensed over the vesting period at the estimated fair value of the grant date, as determined by the Monte Carlo valuation method.

Additionally, on January 20, 2017, Columbia Property Trust granted 193,535 shares of common stock to employees, net of 17,938 shares withheld to settle the related tax liability, under the LTIP for 2016 performance, of which 25% vested upon grant; the remaining shares will vest ratably, with the passage of time, on January 31, 2018, 2019, and 2020. Employees receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date. A summary of the activity for the employee stock grants under the LTIP for the nine months ended September 30, 2017 follows:

	For the Nine Months Ended September 30, 2017
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested shares – beginning of period	256	$22.62
Granted	664	$20.20
Vested	(161)	$22.67
Forfeited	(9)	$21.12
Unvested shares – end of period(2)	750	$20.48

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of September 30, 2017, we expect approximately 694,928 of the 750,000 unvested shares to ultimately vest, assuming a weighted average forfeiture rate of 4.7%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

During the nine months ended September 30, 2017 and 2016, Columbia Property Trust paid equity retainers to its independent directors under the LTIP by granting the following shares, all of which vested immediately:

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
For the three and nine months ended September 30, 2017 and 2016, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization of LTIP awards	$917	$650	$2,721	$2,190
Amortization of future LTIP awards(1)	639	91	1,851	797
Issuance of shares to independent directors	—	176	937	525
Total stock-based compensation expense	$1,556	$917	$5,509	$3,512

(1)	Reflects amortization of LTIP awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2017 and December 31, 2016, there was $9.9 million and $3.2 million, respectively, of unrecognized compensation costs related to unvested awards under the LTIP, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. Effective in 2017, Columbia Property Trust changed from an LTIP measured over a one-year performance period to an LTIP measured over a three-year performance period and, as a result, has issued additional unvested shares this year.

9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Investments in real estate funded with other assets	$311	$1,442
Real estate assets transferred to unconsolidated joint ventures	$558,122	$—
Other assets transferred to unconsolidated joint ventures	$43,670	$—
Other liabilities transferred to unconsolidated joint ventures	$21,347	$—
Discount on issuance of bonds payable	$—	$1,309
Deposits applied to sales of real estate	$10,000	$—
Amortization of net discounts on debt	$135	$222
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$146	$(5,629)
Accrued capital expenditures and deferred lease costs	$25,866	$16,074
Accrued deferred financing costs	$—	$12
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	$4,061	$2,339

10.    Earnings Per Share
For the three and nine months ended September 30, 2017 and 2016, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares related to unvested awards under the LTIP. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,534	$36,898	$177,389	$56,881
Distributions paid on unvested shares	(84)	(77)	(253)	(237)
Net income used to calculate basic and diluted earnings per share	$101,450	$36,821	$177,136	$56,644
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average common shares – basic	120,293	123,215	121,270	123,271
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted LTIP awards, unvested	116	82	89	46
Future LTIP awards	120	53	99	31
Weighted-average common shares – diluted	120,529	123,350	121,458	123,348
11.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of September 30, 2017, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar, low-barrier-to-entry geographic locations in which Columbia Property Trust does not plan to make further investments. During the periods presented, there have been no material inter-segment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New York(1)	$30,488	$23,996	$83,598	$89,683
San Francisco(2)	25,337	26,407	80,112	82,310
Atlanta	9,401	9,192	28,239	27,625
Washington, D.C.(3)	8,494	7,689	23,622	25,602
Boston	2,734	2,879	8,358	8,782
Los Angeles	1,899	1,635	5,534	5,526
All other office markets	2,772	39,558	17,219	124,383
Total office segments	81,125	111,356	246,682	363,911
Hotel	(24)	6,343	1,199	17,705
Corporate	526	48	273	430
Total operating revenues	$81,627	$117,747	$248,154	$382,046

(1)
Includes operating revenues for 49.5% of 114 Fifth Avenue based on our ownership interest, from July 6, 2017 through September 30, 2017, which are included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)
Includes operating revenues for 100.0% of 333 Market Street and University Circle through July 5, 2017. Includes operating revenues for 77.5% of 333 Market Street and University Circle based on our ownership interest, from July 6, 2017 through September 30, 2017, which are included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(3)	Includes operating revenues for 51.0% of the Market Square buildings based on our ownership interest, for all periods presented.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New York(1)	$16,536	$11,380	$50,411	$52,515
San Francisco(2)	18,166	20,095	57,733	60,547
Atlanta	8,500	8,249	25,078	24,756
Washington, D.C.(3)	4,209	3,632	11,052	13,303
Boston	1,196	1,425	3,797	4,111
Los Angeles	1,155	894	3,439	3,336
All other office markets	4,071	23,723	15,598	76,111
Total office segments	53,833	69,398	167,108	234,679
Hotel	(24)	1,301	(914)	3,171
Corporate	(364)	(59)	(489)	(137)
Total	$53,445	$70,640	$165,705	$237,713

(1)
Includes NOI for 49.5% of 114 Fifth Avenue based on our ownership interest, from July 6, 2017 through September 30, 2017, which is included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income.

(2)
Includes NOI for 100.0% of 333 Market Street and University Circle through July 5, 2017. Includes NOI for 77.5% of 333 Market Street and University Circle based on our ownership interest, from July 6, 2017 through September 30, 2017, which is included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of income.

(3)	Includes NOI for 51.0% of the Market Square buildings based on our ownership interest, for all periods presented.
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total revenues	$60,362	$113,266	$217,375	$367,775
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	22,419	4,992	32,905	15,926
Asset and property management fee income(2)	(1,154)	(511)	(2,126)	(1,655)
Total operating revenues	$81,627	$117,747	$248,154	$382,046

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,534	$36,898	$177,389	$56,881
Depreciation	18,501	26,778	60,529	84,517
Amortization	6,870	11,895	24,518	42,902
General and administrative - corporate	7,034	7,467	25,003	25,718
General and administrative - joint ventures	713	—	713	—
Net interest expense	13,690	17,116	42,040	52,380
Interest income from development authority bonds	(1,800)	(1,800)	(5,400)	(5,400)
Loss on early extinguishment of debt	280	18,905	325	18,997
Income tax expense (benefit)	3	65	(378)	387
Asset and property management fee income	(1,154)	(511)	(2,126)	(1,655)
Adjustments included in income (loss) from unconsolidated joint ventures	10,139	4,239	18,610	13,069
Gain on sales of real estate assets	(102,365)	(50,412)	(175,518)	(50,083)
NOI	$53,445	$70,640	$165,705	$237,713

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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. We have corrected the presentation of intercompany cash transfers between the REIT Parent and its subsidiaries in the consolidating statements of cash flow. Instead of showing one amount for intercompany transfers between each entity group, intercompany transfers are broken out by cash flow type (i.e. operating, investing, and financing) for all periods presented, consistent with the equity method of accounting. All such changes are eliminated in consolidation, and therefore do not impact Columbia Property Trust's consolidated financial statement totals. Management has concluded that the effect of this correction is not material to the consolidated financial statements. This change had the following impact to the condensed consolidating statement of cash flows for the nine months ended September 30, 2016:  increase to operating cash flows for the parent and issuer of $33.2 million and $102.4 million, respectively; and increase (decrease) in investing cash flows for the parent, issuer, and non-guarantors of $(172.8) million, $464.2 million and $482.1 million, respectively; and increase (decrease) in financing cash flows for the parent, issuer, and non-guarantors of $139.6 million, $(566.6) million and $(482.1) million, respectively. The impact to individual financial statement captions within the condensed consolidating statement of cash flows is footnoted below.
Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016; and its condensed consolidating statements of cash flows for the nine months ended September 30, 2017 and 2016.

Condensed Consolidating Balance Sheets (in thousands)

	As of September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$609,110	$—	$609,110
Buildings and improvements, net	—	58	1,704,572	—	1,704,630
Intangible lease assets, net	—	—	164,699	—	164,699
Construction in progress	—	—	49,255	—	49,255
Total real estate assets	—	58	2,527,636	—	2,527,694
Investment in unconsolidated joint ventures	—	698,105	—	—	698,105
Cash and cash equivalents	359,813	16,800	6,117	—	382,730
Investment in subsidiaries	1,824,737	1,007,852	—	(2,832,589)	—
Tenant receivables, net of allowance	—	31	2,783	—	2,814
Straight-line rent receivable	—	—	80,128	—	80,128
Prepaid expenses and other assets	369,358	123,064	15,735	(432,355)	75,802
Intangible lease origination costs, net	—	—	28,067	—	28,067
Deferred lease costs, net	—	—	127,940	—	127,940
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,553,908	$1,845,910	$2,908,406	$(3,264,944)	$4,043,280
Liabilities:
Line of credit and notes payable, net	$—	$447,588	$503,542	$(430,763)	$520,367
Bonds payable, net	—	693,562	—	—	693,562
Accounts payable, accrued expenses, and accrued capital expenditures	2	11,049	118,751	—	129,802
Due to affiliates	—	—	1,592	(1,592)	—
Deferred income	4	81	15,671	—	15,756
Intangible lease liabilities, net	—	—	9,891	—	9,891
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	6	1,152,280	769,447	(432,355)	1,489,378
Equity:
Total equity	2,553,902	693,630	2,138,959	(2,832,589)	2,553,902
Total liabilities and equity	$2,553,908	$1,845,910	$2,908,406	$(3,264,944)	$4,043,280

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$751,351	$—	$751,351
Building and improvements, net	—	219	2,120,931	—	2,121,150
Intangible lease assets, net	—	—	193,311	—	193,311
Construction in progress	—	—	36,188	—	36,188
Real estate assets held for sale, net	—	34,956	377,550	—	412,506
Total real estate assets	—	35,175	3,479,331	—	3,514,506
Investment in unconsolidated joint ventures	—	127,346	—	—	127,346
Cash and cash equivalents	174,420	16,509	25,156	—	216,085
Investment in subsidiaries	2,047,922	1,782,752	—	(3,830,674)	—
Tenant receivables, net of allowance	—	—	7,163	—	7,163
Straight-line rent receivable	—	—	64,811	—	64,811
Prepaid expenses and other assets	317,153	262,216	15,593	(570,687)	24,275
Intangible lease origination costs, net	—	—	54,279	—	54,279
Deferred lease costs, net	—	—	125,799	—	125,799
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	3,767	41,814	(52)	45,529
Total assets	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793
Liabilities:
Lines of credit and notes payable, net	$—	$447,643	$704,585	$(430,762)	$721,466
Bonds payable, net	—	692,972	—	—	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	—	10,395	120,633	—	131,028
Dividends payable	36,727	—	—	—	36,727
Due to affiliates	—	58	1,534	(1,592)	—
Deferred income	—	—	19,694	—	19,694
Intangible lease liabilities, net	—	—	33,375	—	33,375
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale	—	2,651	177,497	(138,385)	41,763
Total liabilities	36,727	1,153,719	1,177,318	(570,739)	1,797,025
Equity:
Total equity	2,502,768	1,074,046	2,756,628	(3,830,674)	2,502,768
Total liabilities and equity	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$55,113	$(98)	$55,015
Tenant reimbursements	—	7	3,046	—	3,053
Asset and property management fee income	569	—	585	—	1,154
Other property income	—	—	1,140	—	1,140
	569	7	59,884	(98)	60,362
Expenses:
Property operating costs	—	113	18,552	(98)	18,567
Asset and property management fees	—	—	188	—	188
Depreciation	—	310	18,191	—	18,501
Amortization	—	—	6,870	—	6,870
General and administrative - corporate	39	1,758	5,237	—	7,034
General and administrative - unconsolidated joint ventures	—	—	713	—	713
	39	2,181	49,751	(98)	51,873
Real estate operating income (loss)	530	(2,174)	10,133	—	8,489
Other income (expense):
Interest expense	—	(10,702)	(8,803)	4,774	(14,731)
Interest and other income	4,593	1,220	1,802	(4,774)	2,841
Loss on early extinguishment of debt	—	—	(280)	—	(280)
	4,593	(9,482)	(7,281)	—	(12,170)
Income (loss) before income taxes and unconsolidated entities:	5,123	(11,656)	2,852	—	(3,681)
Income tax expense	—	(1)	(2)	—	(3)
Income (loss) from unconsolidated entities	96,411	109,630	(1)	(203,187)	2,853
Income (loss) before sales of real estate assets:	101,534	97,973	2,849	(203,187)	(831)
Gain on sales of real estate assets	—	—	102,365	—	102,365
Net income	$101,534	$97,973	$105,214	$(203,187)	$101,534

Consolidating Statements of Operations (in thousands)

	For the Three Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$956	$86,702	$(97)	$87,561
Tenant reimbursements	—	564	16,526	—	17,090
Hotel income	—	—	6,270	—	6,270
Asset and property management fee income	245	—	266	—	511
Other property income	—	—	1,930	(96)	1,834
	245	1,520	111,694	(193)	113,266
Expenses:
Property operating costs	—	860	38,338	(97)	39,101
Hotel operating costs	—	—	4,946	—	4,946
Asset and property management fee expenses:
Related-party	—	40	—	(40)	—
Other	—	—	387	—	387
Depreciation	—	745	26,033	—	26,778
Amortization	—	86	11,809	—	11,895
General and administrative - corporate	38	2,297	5,188	(56)	7,467
	38	4,028	86,701	(193)	90,574
Real estate operating income (loss)	207	(2,508)	24,993	—	22,692
Other income (expense):
Interest expense	—	(12,249)	(12,256)	7,367	(17,138)
Interest and other income	3,571	3,813	1,822	(7,367)	1,839
Loss on early extinguishment of debt	—	(18,905)	—	—	(18,905)
	3,571	(27,341)	(10,434)	—	(34,204)
Income (loss) before income taxes and unconsolidated entities:	3,778	(29,849)	14,559	—	(11,512)
Income tax expense	—	—	(65)	—	(65)
Income from subsidiaries	33,120	61,442	—	(94,562)	—
Loss from unconsolidated joint venture	—	(1,937)	—	—	(1,937)
Income (loss) before sale of real estate assets:	36,898	29,656	14,494	(94,562)	(13,514)
Gain on sale of real estate assets	—	—	50,412	—	50,412
Net income	$36,898	$29,656	$64,906	$(94,562)	$36,898

Consolidating Statements of Operations (in thousands)

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$193,551	$(293)	$193,309
Tenant reimbursements	—	(59)	18,668	—	18,609
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	1,059	—	1,067	—	2,126
Other property income	—	—	2,010	(18)	1,992
	1,059	(8)	216,635	(311)	217,375
Expenses:
Property operating costs	—	241	64,555	(293)	64,503
Hotel operating costs	—	—	2,085	—	2,085
Asset and property management fee expenses:
Related-party	—	3	—	(3)	—
Other	—	—	717	—	717
Depreciation	—	544	59,985	—	60,529
Amortization	—	5	24,513	—	24,518
General and administrative - corporate	135	7,013	17,870	(15)	25,003
General and administrative - unconsolidated joint ventures	—	—	713	—	713
	135	7,806	170,438	(311)	178,068
Real estate operating income (loss)	924	(7,814)	46,197	—	39,307
Other income (expense):
Interest expense	—	(31,554)	(27,935)	15,181	(44,308)
Interest and other income	12,923	4,517	5,409	(15,181)	7,668
Loss on early extinguishment of debt	—	—	(325)	—	(325)
	12,923	(27,037)	(22,851)	—	(36,965)
Income (loss) before income taxes, unconsolidated entities, and sales of real estate:	13,847	(34,851)	23,346	—	2,342
Income tax benefit (expense)	—	(1)	379	—	378
Income (loss) from unconsolidated entities	163,542	188,832	—	(353,223)	(849)
Income before sales of real estate assets:	177,389	153,980	23,725	(353,223)	1,871
Gains on sales of real estate assets	—	11,050	164,468	—	175,518
Net income	$177,389	$165,030	$188,193	$(353,223)	$177,389

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$2,669	$278,330	$(285)	$280,714
Tenant reimbursements	—	1,421	54,130	—	55,551
Hotel income	—	—	17,484	—	17,484
Asset and property management fee income	735	—	920	—	1,655
Other property income	—	—	12,651	(280)	12,371
	735	4,090	363,515	(565)	367,775
Expenses:
Property operating costs	—	2,360	118,604	(285)	120,679
Hotel operating costs	—	—	14,315	—	14,315
Asset and property management fee expenses:
Related-party	—	112	—	(112)	—
Other	—	—	1,058	—	1,058
Depreciation	—	2,166	82,351	—	84,517
Amortization	—	239	42,663	—	42,902
General and administrative - corporate	116	6,575	19,195	(168)	25,718
	116	11,452	278,186	(565)	289,189
Real estate operating income (loss)	619	(7,362)	85,329	—	78,586
Other income (expense):
Interest expense	—	(36,479)	(38,071)	22,135	(52,415)
Interest and other income	10,680	11,471	5,436	(22,135)	5,452
Loss on early extinguishment of debt	—	(18,987)	(10)	—	(18,997)
	10,680	(43,995)	(32,645)	—	(65,960)
Income (loss) before income taxes, unconsolidated entities, and sales of real estate:	11,299	(51,357)	52,684	—	12,626
Income tax expense	—	(12)	(375)	—	(387)
Income from unconsolidated entities	45,582	89,972	—	(135,554)	—
Loss from unconsolidated joint venture	—	(5,441)	—	—	(5,441)
Income before sales of real estate assets:	56,881	33,162	52,309	(135,554)	6,798
Gain on sales of real estate assets	—	—	50,083	—	50,083
Net income	$56,881	$33,162	$102,392	$(135,554)	$56,881

Consolidating Statements of Comprehensive Income (in thousands)

	For the Three Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$101,534	$97,973	$105,214	$(203,187)	$101,534
Market value adjustments to interest rate swaps	148	148	—	(148)	148
Comprehensive income	$101,682	$98,121	$105,214	$(203,335)	$101,682

	For the Three Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$36,898	$29,656	$64,906	$(94,562)	$36,898
Market value adjustments to interest rate swaps	1,250	1,250	—	(1,250)	1,250
Comprehensive income	$38,148	$30,906	$64,906	$(95,812)	$38,148

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$177,389	$165,030	$188,193	$(353,223)	$177,389
Market value adjustments to interest rate swaps	146	146	—	(146)	146
Comprehensive income	$177,535	$165,176	$188,193	$(353,369)	$177,535

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$56,881	$33,162	$102,392	$(135,554)	$56,881
Market value adjustments to interest rate swaps	(5,629)	(5,629)	—	5,629	(5,629)
Comprehensive income (loss)	$51,252	$27,533	$102,392	$(129,925)	$51,252

Consolidating Statements of Cash Flows (in thousands)

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$168,209	$151,932	$80,195	$(353,221)	$47,115
Cash flows from investing activities:
Net proceeds from sale of real estate	—	49,531	688,100	—	737,631
Investment in real estate and related assets	(52,000)	(630)	(72,829)	—	(125,459)
Investment in unconsolidated joint ventures	—	(123,149)	—	—	(123,149)
Distributions from unconsolidated joint ventures	—	1,411	—	—	1,411
Distributions from subsidiaries	237,835	330,939	—	(568,774)	—
Net cash provided by investing activities	185,835	258,102	615,271	(568,774)	490,434
Cash flows from financing activities:
Borrowings, net of fees	—	(628)	—	—	(628)
Repayments	—	—	(201,625)	—	(201,625)
Distributions	(109,561)	(409,115)	(512,880)	921,995	(109,561)
Repurchases of common stock	(59,090)	—	—	—	(59,090)
Net cash used in financing activities	(168,651)	(409,743)	(714,505)	921,995	(370,904)
Net increase (decrease) in cash and cash equivalents	185,393	291	(19,039)	—	166,645
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$359,813	$16,800	$6,117	$—	$382,730

	For the Nine Months Ended September 30, 2016
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Eliminations	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$33,797	$63,440	$188,021	$(135,554)	$149,704
Cash flows from investing activities:
Net proceeds from sales of real estate(1)	—	—	482,089	—	482,089
Investment in real estate and related assets	—	(1,552)	(52,608)	—	(54,160)
Investment in unconsolidated joint ventures	—	(12,351)	—	—	(12,351)
Distributions from subsidiaries(2)	309,308	464,171	—	(773,479)	—
Net cash provided by investing activities	309,308	450,268	429,481	(773,479)	415,578
Cash flows from financing activities:
Debt prepayment and interest rate swap settlement costs paid(3)	—	(17,921)	—	—	(17,921)
Borrowings, net of fees(4)	—	780,580	—	—	780,580
Repayments(5)	—	(952,000)	(43,070)	—	(995,070)
Distributions(6)	(148,474)	(329,993)	(579,040)	909,033	(148,474)
Repurchases of common stock	(26,186)	—	—	—	(26,186)
Net cash used in financing activities	(174,660)	(519,334)	(622,110)	909,033	(407,071)
Net increase (decrease) in cash and cash equivalents	168,445	(5,626)	(4,608)	—	158,211
Cash and cash equivalents, beginning of period	989	14,969	16,687	—	32,645
Cash and cash equivalents, end of period	$169,434	$9,343	$12,079	$—	$190,856

(1)	Net proceeds from sales of real estate increased (decreased) by $(482.1) million and $482.1 million for the parent and non-guarantors, respectively.

(2)	Distributions from subsidiaries increased (decreased) by $309.3 million, $464.2 million, and $(773.5) million for the parent, issuer, and eliminations, respectively.

(3)	Debt prepayments and interest rate swap settlement costs paid increased (decreased) by $17.9 million and $(17.9) million for the parent and issuer, respectively.

(4)	Borrowings, net of fees increased (decreased) by $(348.7) million and $348.7 million for the parent and issuer, respectively.

(5)	Repayments increased (decreased) by $250.0 million and $(250.0) million for the parent and issuer, respectively.

(6)
Distributions (increased) decreased by $(330.0) million, $(579.0) million, and $909.0 million, for the issuer, non-guarantors, and eliminations, respectively. The intercompany transfers, net line item is no longer presented based on the changes to the other line items described herein.

13.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Acquisition of 245-249 West 17th Street & 218 West 18th Street, as described in Note 3, Real Estate Transactions; and

•	Acquisition of investment in 1800 M Street through a joint venture, as described in Note 3, Real Estate Transactions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
Our primary strategic objective is to generate long-term shareholder returns from a combination of growing cash flows and appreciation in the values of our properties, by owning and operating high-quality office properties principally located in high-barrier-to-entry markets. We concentrate on office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
We recently completed a multi-year capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion, and reinvested in New York, San Francisco, Washington, D.C., and Boston. During the second half of 2017, we executed the following transactions:

•
On July 6, 2017, we formed a strategic partnership with Allianz to increase our scale in key markets on a leverage-neutral basis. We consummated the partnership by simultaneously selling partial interests in two of our San Francisco properties, 333 Market Street and University Circle, to Allianz for $234.0 million, and by acquiring a partial interest in 114 Fifth Avenue in Manhattan from Allianz for $108.9 million.

•	On October 11, 2017, we acquired a 55% interest in 1800 M Street, a 10-story office building in Washington, D.C., for $231.6 million through a joint venture with Allianz.

•
On October 11, 2017, we acquired 245-249 West 17th Street, two interconnected 12- and 6-story towers totaling 281,000 square feet of office and retail space, and 218 West 18th Street, a 12-story, 166,000-square-foot office building, in New York for $514.1 million.

We are also under contract to purchase 149 Madison Avenue in New York, a 12-story, 127,000-square-foot office building, with closing expected later this year, and plan to fully redevelop this property as modern boutique office space. We will continue to pursue strategic investment opportunities in our target markets, including additional joint investments with Allianz, as well as selective property dispositions.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. Through the first nine months of 2017, we have leased 783,000 square feet of space and addressed some of our most significant near-term expirations and vacancies:

•
At University Circle, we executed a 5-year, 119,000-square-foot lease renewal with DLA Piper in September to extend the lease to June 2023 and address our most significant 2018 expiration. At 650 California Street, we executed an eight-year, 86,000-square-foot lease with Affirm in April; a 22,000-square-foot renewal and expansion with an existing tenant in April; and a 12-year, 61,000-square-foot lease with WeWork in February.

•
In New York, at 229 West 43rd Street, we amended Snap Inc.'s lease in February to expand its space by 26,000 square feet to a total of 121,000 square feet, and to extend the lease to 2027; and at 315 Park Avenue South, executed a 17,000-square-foot lease expansion with Bustle Media Group.

•
In Atlanta, at One Glenlake, we executed a 10-year, 66,000-square-foot lease in April, and an 11-year, 40,000-square-foot lease renewal and expansion in June along with several smaller leases during the second quarter to bring the building to 100% leased at quarter end.

We continue to maintain a flexible balance sheet with an emphasis on unsecured borrowings, with weighted-average maturities of 6.2 years(1), weighted-average cost of borrowing of 3.63%(1) per annum, and an unencumbered pool of assets as a percentage of gross real estate assets of 91%(1). Our stock repurchase program allows us to take advantage of market opportunities from time to time when we believe our stock is undervalued. In the third quarter of 2017, we repurchased $30.1 million of our common stock (1.4 million shares at an average price of $21.02 per share). To date, under our stock repurchase programs, we have repurchased an aggregate of $121.4 million of common stock at an average price of $21.85 per share.

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements; and exclude the 263 Shuman mortgage note, which expired in July 2017. We are in the process of transferring the property to the lender.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 90.6% at December 31, 2016 to 95.1% at September 30, 2017. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total number of leases	11	11	46	32
Square feet of leasing – renewal(1)	109,979	92,625	314,915	253,099
Square feet of leasing – new(1)	41,236	34,388	430,565	530,653
Total square feet of leasing	151,215	127,013	745,480	783,752
Lease term (months)	74	82	98	341
Tenant improvements, per square foot – renewal	$32.31	$50.85	$40.58	$38.66
Tenant improvements, per square foot – new	$73.62	$31.36	$82.62	$168.18
Tenant improvements, per square foot – all leases	$43.84	$44.59	$68.73	$161.51
Leasing commissions, per square foot – renewal	$12.49	$16.98	$13.81	$13.88
Leasing commissions, per square foot – new	$31.77	$24.07	$21.80	$43.70
Leasing commissions, per square foot – all leases	$17.87	$19.25	$19.16	$42.16

Rent leasing spread – renewal(2)	117.3%	26.3%	85.1%	25.8%
Rent leasing spread – new(3)	79.3%	n/a	121.9%	18.9%
Rent leasing spread – all leases(2)(3)	106.9%	26.3%	103.5%	19.2%

(1)	Includes our proportionate share of renewal and new leasing at properties owned through unconsolidated joint ventures.

(2)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads for new leases are calculated only for space that has been vacant less than one year, and are measured on a straight-line basis.
In 2017, rent leasing spreads have been significantly positive (106.9% and 103.5% for the three- and nine-month period ended September 30, 2017, respectively) due to extending the 119,000-square-foot lease with DLA Piper at University Circle in San Francisco and leasing 205,000 square feet at 650 California Street in San Francisco to several tenants. The leasing at 650 California Street has required significant tenant improvements; however, the net economic impact of leasing at 650 California Street is favorable. In 2016, rent leasing spreads were positive (26.3% and 19.2% for the three- and nine- month period ended September 30, 2016) and tenant improvements per square foot were higher due to a 390,000-square-foot, 30-year lease at our 222 East 41st Street Property and a 130,000-square-foot lease renewal at our SanTan Corporate Center property in Phoenix, Arizona. Over the next 12 months, approximately 95,000 square feet of leases at our operating properties (approximately 1.9% of our portfolio based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. In order to adjust to a payout level consistent with our current investment objectives, beginning with the first quarter of 2017, our board of directors elected to reduce the quarterly stockholder distribution rate from $0.30 per share to $0.20 per share, and maintained this rate for the second and third quarters of 2017. We have transformed the composition of our portfolio by selling suburban assets and reinvesting in assets in high-barrier-to-entry markets, which offer lower initial yields and higher potential for growth over time. We believe this dividend rate is sustainable over the near and medium term and offers the potential for growth over the long term.

Short-term Liquidity and Capital Resources
During the nine months ended September 30, 2017, we generated net cash flows from operating activities of $47.1 million, which consisted primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $109.6 million, which included dividend payments for three quarters ($36.7 million for the fourth quarter of 2016 and an aggregate of $72.9 million for the first three quarters of 2017).
During the nine months ended September 30, 2017, we sold five wholly owned properties and partial interests in two additional properties for net proceeds of $737.6 million. We used these proceeds to fund the early repayment of mortgage notes of $201.6 million, the purchase of an interest in 114 Fifth Avenue for $112.5 million, deposits of $52.0 million for acquisitions, leasing and capital projects of $84.1 million, and share repurchases of $59.1 million. In October 2017, we reinvested the remaining proceeds in 245-249 West 17th Street and 218 West 18th Street in New York and an interest in 1800 M Street in Washington, D.C., as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Over the short-term, we expect our primary sources of capital to be operating cash flows, additional proceeds from our joint ventures with Allianz, and future debt financings. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stock repurchases, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. As of October 23, 2017, after closing on the acquisitions of 245-249 West 17th Street and 218 West 18th Street in New York and an interest in 1800 M Street in Washington, D.C., we have access to $140.0 million under our Revolving Credit Facility. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due. We are in the process of evaluating various options for refinancing our line of credit borrowings.
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
Consistent with our financing objectives and strategy, we continue to maintain net debt levels historically less than 40% of the undepreciated cost of our assets over the long term. As of September 30, 2017, our net-debt-to-real-estate-asset ratio was approximately 25.5%, which includes our 51% interest in the debt and real estate of the Market Square Joint Venture. Our net-debt-to-real-estate-asset ratio is calculated using our debt balance, net of cash on hand, and real estate at cost.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two, six-month extension options. As of September 30, 2017, we had no outstanding borrowings on the Revolving Credit Facility. After acquisitions that have closed since September 30, 2017, as described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements, we have outstanding borrowings of $360.0 million on our Revolving Credit Facility as of October 23, 2017. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
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
The $150 million term loan matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan incurred interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans. The interest rate on the $150 Million Term Loan is effectively fixed at 3.07% with an interest rate swap agreement on the LIBOR component of the rate, which is designated as a cash flow hedge.

Bonds Payable
In August 2016, we issued $350.0 million of 10-year, unsecured 3.650% senior notes at 99.626% of their face value. We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million, which were used to prepay our $250 million 2018 Bonds Payable, originally due in April of 2018. The 2026 Bonds Payable require semi-annual interest payments in February and August, based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, we issued $350.0 million of 10-year, unsecured 4.150% senior notes at 99.859% of their face value. We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of September 30, 2017. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of September 30, 2017, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2017		2018-2019	2020-2021	Thereafter
Debt obligations(1)	$1,388,728	$49,802	(2)	$23,176	$300,000	$1,015,750
Interest obligations on debt(1)(3)	315,748	12,157		95,752	84,660	123,179
Capital lease obligations(4)	120,000	—		—	120,000	—
Operating lease obligations(5)	206,461	661		5,342	5,342	195,116
Total	$2,030,937	$62,620		$124,270	$510,002	$1,334,045

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture holds a $325 million mortgage note on the Market Square Buildings, bearing interest at 5.07% and maturing on July 1, 2023. As of September 30, 2017, we guarantee $11.2 million of the Market Square Buildings mortgage note (see Note 7, Commitments & Contingencies, to the accompanying financial statements). None of our other joint-venture owned properties carry a mortgage note.

(2)
2017 debt obligations includes the $49.0 million 263 Shuman mortgage note, which matured in July 2017. We are in the process of working to transfer this property to the lender in settlement of the mortgage note.

(3)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable). Interest obligations on all other debt are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(4)
Amounts include principal obligations only. We made interest payments on these obligations of $5.4 million during the nine months ended September 30, 2017, all of which were funded with interest income earned on the corresponding investments in development authority bonds. These obligations will be fully satisfied at maturity with equivalent investments in development authority bonds.

(5)
Reflects obligations related to ground leases at certain properties, as described in Note 2, Summary of Significant Accounting Policies. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including a remaining commitment to contribute $61.1 million toward leasehold improvements.

Results of Operations
Overview
As of September 30, 2017, our portfolio of 16 operating properties was approximately 95.1% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Dispositions
Property	Location	Rentable Square Footage	Transaction Date	Sale Price(1) (in thousands)
2017
Allianz Joint Ventures:		1,108,000	July 6, 2017	$234,000
22.5% of University Circle(2)	San Francisco, CA	451,000
22.5% of 333 Market Street(2)	San Francisco, CA	657,000
Key Center Tower & Marriott	Cleveland, OH	1,326,000	January 31, 2017	$267,500
Houston Properties Sale:		1,187,000	January 6, 2017	$272,000
5 Houston Center	Houston, TX	581,000
Energy Center I	Houston, TX	332,000
515 Post Oak	Houston, TX	274,000
2016
SanTan Corporate Center	Phoenix, AZ	267,000	December 15, 2016	$58,500
Sterling Commerce	Dallas, TX	310,000	November 30, 2016	$51,000
9127 South Jamaica Street	Denver, CO	108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	653,000	March 31, 2016	$187,000

(1)	Exclusive of transaction costs and price adjustments.

(2)	Columbia Property Trust retains a 77.5% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.

Acquisitions
Property	Location	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2017
49.5% of 114 Fifth Avenue(2)	New York, NY	352,000	July 6, 2017	$108,900

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)	Columbia Property Trust holds a 49.5% ownership interest in 114 Fifth Avenue through an unconsolidated joint venture.
Comparison of the Three Months Ended September 30, 2017 with the Three Months Ended September 30, 2016
Rental income was $55.0 million for the three months ended September 30, 2017, which represents a decrease as compared with $87.6 million for the three months ended September 30, 2016. The decrease is primarily due to dispositions ($24.6 million) and the transfer of University Circle and 333 Market Street to unconsolidated joint ventures ($12.2 million), partially offset by our lease with NYU Langone Medical at 222 East 41st Street ($4.3 million). 222 East 41st Street was vacant during the prior year period as the full building was prepared for the lease with NYU Langone Medical that commenced in October 2016. We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements and property operating costs were $3.1 million and $18.6 million, respectively, for the three months ended September 30, 2017, which reflects corresponding decreases as compared with $17.1 million and $39.1 million, respectively, for the three months ended September 30, 2016. The decrease in tenant reimbursements is primarily due to dispositions ($11.7 million) and the transfer of University Circle and 333 Market Street to unconsolidated joint ventures ($2.6 million). The decrease in property operating costs is primarily due to dispositions ($17.6 million), the new net lease at 222 East 41st Street ($3.1 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($1.9 million). Tenant reimbursements and property operating costs are expected to vary with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $1.3 million for the three months ended September 30, 2016. The Key Center Marriott was sold on January 31, 2017.
Asset and property management fee income was $1.2 million for the three months ended September 30, 2017, which represents an increase as compared with $0.5 million for the three months ended September 30, 2016. In the current year period, we provided asset and property management services to the Market Square Joint Venture and the San Francisco Joint Ventures, since their formation in July 2017. In the prior year period, such services were provided only to the Market Square Joint Venture. We anticipate asset and property management fee income to increase in the near term as a result of the newly formed 1800 M Street Joint Venture (see Note 4, Unconsolidated Joint Ventures).
Other property income was $1.1 million for the three months ended September 30, 2017, which represents a decrease as compared with $1.8 million for the three months ended September 30, 2016, primarily due to earning less income from lease terminations in 2017 ($1.5 million), partially offset by increased reimbursements from unconsolidated joint ventures ($0.8 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.2 million for the three months ended September 30, 2017, which represents a decrease as compared with $0.4 million for the three months ended September 30, 2016, primarily due to the sale of the Key Center Marriott in January 2017 ($0.2 million). Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activity.
Depreciation was $18.5 million for the three months ended September 30, 2017, which represents a decrease as compared with $26.8 million for the three months ended September 30, 2016. The decrease is primarily due to dispositions ($5.2 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.8 million). Depreciation is expected to vary based on recent and future investing activity.
Amortization was $6.9 million for the three months ended September 30, 2017, which represents a decrease as compared with $11.9 million for the three months ended September 30, 2016. The decrease is primarily due to dispositions ($2.1 million), intangible lease assets written off due to the early termination or expiration of leases ($1.7 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($1.1 million). We expect future amortization to vary, based on recent and future investing activity.
Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed, and total general and administrative expenses remained relatively stable at $7.7 million and $7.5 million for the three months ended September 30, 2017 and 2016, respectively.  General and administrative expenses - corporate decreased to $7.0 million for the three months ended September 30, 2017 from $7.5 million for the three months ended September 30, 2016; and general and administrative expenses - unconsolidated joint ventures increased to $0.7 million for the three months ended September 30, 2017 from $0.0 million for the three months ended September 30, 2016.
Interest expense was $14.7 million for the three months ended September 30, 2017, which represents a decrease as compared with $17.1 million for the three months ended September 30, 2016, primarily due to mortgage note payoffs ($1.4 million) and bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable in 2016 ($1.1 million). We expect interest expense to increase in the near term due to borrowings to fund acquisitions occurring subsequent to period end.
Interest and other income was $2.8 million for the three months ended September 30, 2017, which represents an increase compared with $1.8 million for the three months ended September 30, 2016. The increase is due to interest income earned on additional cash deposits held in 2017 ($1.0 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 4.3 years as of September 30, 2017 ($1.8 million for both the three months ended September 30, 2017 and September 30, 2016). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to decrease in the near term, as we have reinvested cash on hand.
We recognized a loss on early extinguishment of debt of $0.3 million and $18.9 million for the three months ended September 30, 2017 and September 30, 2016, respectively. In August 2017, we repaid the $124.8 million 650 California Street building mortgage note approximately 23 months early; and, in April 2016, we repaid the $119.0 million remaining balance on a bridge loan approximately three months early. These early repayments resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to vary with financing activities.

Income (loss) from the unconsolidated joint ventures was $2.9 million for the three months ended September 30, 2017, which represents an increase as compared to $(1.9) million for the three months ended September 30, 2016. The increase is due to the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 77.5% ownership interest, and the acquisition of a 49.5% interest in 114 Fifth Avenue through an unconsolidated joint venture, none of which are encumbered by mortgage debt. Future income or loss from unconsolidated joint ventures may vary as a result of future investing activities and leasing at the properties owned through joint ventures.
Net income was $101.5 million, or $0.84 per basic and diluted share, for the three months ended September 30, 2017, which represents an increase as compared with $36.9 million, or $0.30 per basic and diluted share, for the three months ended September 30, 2016. The increase is due to gains recognized on dispositions ($52.0 million), 2016 debt repayment activity ($18.6 million), the lease with NYU Langone Medical at 222 East 41st Street that commenced in the fourth quarter of 2016 ($7.6 million), and fees earned for managing the new Allianz Joint Ventures ($0.6 million), partially offset by lost income from sold properties ($15.1 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary as a result of leasing activity at our existing properties and investing activity.
Comparison of the Nine Months Ended September 30, 2017 with the Nine Months Ended September 30, 2016
Rental income was $193.3 million for the nine months ended September 30, 2017, which represents a decrease as compared with $280.7 million for the nine months ended September 30, 2016. The decrease is primarily due to dispositions ($76.3 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($11.4 million). We expect future rental income to vary based on recent and future investing and leasing activity.
Tenant reimbursements and property operating costs were $18.6 million and $64.5 million, respectively, for the nine months ended September 30, 2017, which reflects corresponding decreases as compared with $55.6 million and $120.7 million, respectively, for the nine months ended September 30, 2016. The decrease in tenant reimbursements is primarily due to dispositions ($30.2 million), and the new net lease at 222 East 41st Street ($2.9 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.2 million). The decrease in property operating costs is primarily due to dispositions ($47.1 million), the new net lease at 222 East 41st Street ($9.2 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($1.8 million). Tenant reimbursements and property operating costs are expected to vary with leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.7) million for the nine months ended September 30, 2017, which represents a decrease as compared with $3.2 million for the nine months ended September 30, 2016, due to the sale of the Key Center Marriott on January 31, 2017.
Asset and property management fee income was $2.1 million for the nine months ended September 30, 2017, which represents an increase as compared with $1.7 million for the nine months ended September 30, 2016. In the current year period, we provided asset and property management services to the Market Square Joint Venture and the San Francisco Joint Ventures, since their formation in July 2017. In the prior year period, such services were provided only to the Market Square Joint Venture. We anticipate asset and property management fee income to increase in the near term as a result of the newly formed 1800 M Street Joint Venture (see Note 4, Unconsolidated Joint Ventures).
Other property income was $2.0 million for the nine months ended September 30, 2017, which represents a decrease as compared with $12.4 million for the nine months ended September 30, 2016, primarily due to earning an early termination fee of $6.2 million at 222 East 41st Street in June 2016 and $4.5 million for other lease terminations in 2016. The terminated lease at 222 East 41st Street was replaced with a full-building lease, which commenced in the fourth quarter of 2016. The decrease in termination fee income was partially offset by increased reimbursements from unconsolidated joint ventures ($0.8 million). Other property operating income is expected to vary in the future based on additional lease restructuring activities.
Asset and property management fee expenses were $0.7 million for the nine months ended September 30, 2017, which represents a decrease as compared with $1.1 million and September 30, 2016, primarily due to the sale of the Key Center Marriott in January 2017 ($0.3 million). Future asset and property management fee expenses are expected to remain stable in the near term and may increase as a result of future investing activity.
Depreciation was $60.5 million for the nine months ended September 30, 2017, which represents a decrease as compared with $84.5 million for the nine months ended September 30, 2016. The decrease is primarily due to dispositions ($20.6 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.8 million). Depreciation is expected to vary based on recent and future investing activity.
Amortization was $24.5 million for the nine months ended September 30, 2017, which represents a decrease as compared with $42.9 million for the nine months ended September 30, 2016. The decrease is primarily due to intangibles written off due to the early termination or expiration of leases ($8.2 million), dispositions ($8.1 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($1.2 million). We expect future amortization to vary based on recent and future investing activity.
Effective July 1, 2017, we began to certain allocate general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed, and total general and administrative expenses remained relatively stable at $25.7 million for both the nine months ended September 30, 2017 and 2016. General and administrative expenses - corporate decreased to $25.0 million for the nine months ended September 30, 2017 from $25.7 million for the nine months ended September 30, 2016; and general and administrative expenses - unconsolidated joint ventures increased to $0.7 million for the nine months ended September 30, 2017 from $0.0 million for the nine months ended September 30, 2016.
Interest expense was $44.3 million for the nine months ended September 30, 2017, which represents a decrease as compared with $52.4 million for the nine months ended September 30, 2016, primarily due to mortgage note payoffs ($3.5 million), incurring interest on our line of credit borrowings in the prior period ($2.9 million), bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable in 2016 ($2.1 million). We expect interest expense to increase in the near term due to borrowings to fund acquisitions occurring subsequent to period end.
Interest and other income was $7.7 million for the nine months ended September 30, 2017, which represents an increase compared with $5.5 million for the nine months ended September 30, 2016. The increase is due to interest income earned on cash deposits ($2.2 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 4.3 years as of September 30, 2017 ($5.4 million for both the nine months ended September 30, 2017 and September 30, 2016). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to decrease in the near term, as we have reinvested cash on hand.
We recognized a loss on early extinguishment of debt of $0.3 million and $19.0 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. In March 2017, we repaid the 221 Main Street building mortgage note approximately two months early; and in August 2017, we repaid the 650 California Street building mortgage note approximately 23 months early. In April 2016, we repaid the $119.0 million remaining balance on a bridge loan approximately three months early. These early repayments resulted in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to vary with financing activities.
Loss from unconsolidated joint ventures was $0.8 million for the nine months ended September 30, 2017, which represents an increase as compared with $5.4 million for the nine months ended September 30, 2016. The increase is due to the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 77.5% ownership interest, and the acquisition of a 49.5% interest in 114 Fifth Avenue. Future income or loss from unconsolidated joint ventures will vary as a result of future investing activities and leasing at the properties held in unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $175.5 million for the nine months ended September 30, 2017, as a result of selling three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio in January 2017; and selling a 22.5% interest in each of the University Circle property and the 333 Market Street building in July 2017. We recognized a gain on sale of real estate assets of $50.1 million for the nine months ended September 30, 2016, as a result of selling three properties in separate transactions during the first nine months of 2016. See Note 3, Real Estate Transactions, for details of these transactions. Future gains on sale of real estate assets will vary with future disposition activity.
Net income was $177.4 million, or $1.46 per basic and diluted share, for the nine months ended September 30, 2017, which represents an increase as compared with $56.9 million, or $0.46 per basic and diluted share, for the nine months ended September 30, 2016. The increase is due to gains on sale of real estate ($125.4 million) and financing activities resulting in interest savings in the current year and losses on early extinguishment of debt in the prior year ($26.8 million), partially offset by lost income from sold properties ($32.8 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary as a result of leasing activity at our existing properties and investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of September 30, 2017, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not plan to make further investments. See Note 11, Segment Information, to the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
New York	$16,536	$11,380	$50,411	$52,515
San Francisco	18,166	20,095	57,733	60,547
Atlanta	8,500	8,249	25,078	24,756
Washington, D.C.	4,209	3,632	11,052	13,303
Boston	1,196	1,425	3,797	4,111
Los Angeles	1,155	894	3,439	3,336
All other office markets	4,071	23,723	15,598	76,111
Total office segments	53,833	69,398	167,108	234,679
Hotel	(24)	1,301	(914)	3,171
Corporate	(364)	(59)	(489)	(137)
Total	$53,445	$70,640	$165,705	$237,713
New York
Current quarter NOI was positively impacted by the commencement of our lease with NYU Langone Medical at 222 East 41st Street, which was vacant during the prior year period, as the full building was prepared for the lease with NYU Langone Medical, which commenced in October 2016. New York NOI is expected to increase in the near term with the acquisitions of 245-249 West 17th Street and 218 West 18th Street in October 2017, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
San Francisco
NOI has decreased quarter over quarter due to the July 6, 2017 sale of a 22.5% interest in both 333 Market Street and University Circle. San Francisco NOI is expected to decrease in the near term as a result of the planned sale of an additional 22.5% interest in each of these properties, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Washington, D.C.
NOI for the nine month period has been impacted by decreased occupancy at 80 M Street and Market Square earlier in the current year. Over the near term, Washington, D.C. NOI is expected to increase as a result of recent leasing activity and the October 2017 acquisition of a 55% interest in 1800 M Street, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Boston
NOI has been impacted by decreased occupancy at 116 Huntington. NOI is expected to vary with leasing activity at the property.
Los Angeles
NOI for the quarter was impacted positively by property tax reimbursements in prior year at Pasadena Corporate Park. NOI is expected to remain at similar levels for the near term.
All other office markets
NOI has decreased significantly as a result of selling 9 office properties between July 1, 2016 and January 31, 2017. We expect all other office markets NOI to remain relatively stable in the near term.
Hotel
The Key Center Marriott, our only hotel, was sold on January 31, 2017.

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
Net income reconciles to FFO as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$101,534	$36,898	$177,389	$56,881
Adjustments:
Depreciation of real estate assets	18,501	26,778	60,529	84,517
Amortization of lease-related costs	6,870	11,895	24,518	42,902
Depreciation and amortization included in income (loss) from unconsolidated joint ventures(1)	7,180	2,123	11,401	6,670
Loss (gains) on sales of real estate assets	(102,365)	(50,412)	(175,518)	(50,083)
Total funds from operations adjustments	(69,814)	(9,616)	(79,070)	84,006
NAREIT FFO available to common stockholders	$31,720	$27,282	$98,319	$140,887

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same-store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the near-term effects of acquisitions and dispositions. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since July 1, 2016 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
Revenues:
Rental income	$54,293	$48,862
Tenant reimbursements	4,293	4,067
Other property income	946	1,703
Total revenues	59,532	54,632
Property operating expenses	(19,991)	(19,122)
Same Store NOI – wholly owned properties(1)	$39,541	$35,510
Same Store NOI – joint venture owned properties(2)	$13,079	$12,215
NOI from acquisitions(3)	533	—
NOI from dispositions(4)	292	22,915
NOI	$53,445	$70,640

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
For both periods, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of September 30, 2017. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)	Reflects activity for the following properties acquired since July 1, 2016, for all periods presented: 49.5% of 114 Fifth Avenue.

(4)
Reflects activity for the following properties sold since July 1, 2016, for all periods presented: 22.5% of University Circle, 22.5% of 333 Market Street, Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, and 800 North Frederick.

Same store NOI increased for the three months ended September 30, 2017, as compared with the three months ended September 30, 2016, primarily due to our lease with NYU Langone Medical at 222 East 41st Street, which was vacant during the prior year period as the full building was prepared for the lease with NYU Langone Medical to commence in October 2016. Same store NOI is expected increase over the near term as a result of recent leasing activity.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,
	2017	2016
Net income	$101,534	$36,898
Depreciation	18,501	26,778
Amortization	6,870	11,895
General and administrative - corporate	7,034	7,467
General and administrative - joint venture	713	—
Net interest expense	13,690	17,116
Interest income from development authority bonds	(1,800)	(1,800)
Loss on early extinguishment of debt	280	18,905
Income tax expense	3	65
Asset and property management fee income	(1,154)	(511)
Adjustments included in income (loss) from unconsolidated joint ventures	10,139	4,239
Loss on sales of real estate assets	(102,365)	(50,412)
NOI:	$53,445	$70,640
Same Store NOI – joint venture owned properties(1)	(13,079)	(12,215)
NOI from acquisitions(2)	(533)	—
NOI from dispositions(3)	(292)	(22,915)
Same Store NOI – wholly owned properties(4)	$39,541	$35,510

(1)
For both periods, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of September 30, 2017. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)	Reflects activity for the following properties acquired since July 1, 2016, for all periods presented: 49.5% of 114 Fifth Avenue.

(3)
Reflects activity for the following properties sold since July 1, 2016, for all periods presented: 22.5% of University Circle, 22.5% of 333 Market Street, Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, 515 Post Oak, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, and 800 North Frederick.

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
Related-Party Transactions
During the nine months ended September 30, 2017 and 2016, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranty of debt of an unconsolidated joint venture of $11.2 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Acquisition of 245-249 West 17th Street & 218 West 18th Street, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements; and

•	Acquisition of investment in 1800 M Street through a joint venture, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

As of September 30, 2017, we had no outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.6 million in 2025 Bonds Payable outstanding; $348.8 million in 2026 Bonds Payable outstanding; and $73.0 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our debt instruments was 3.72% as of September 30, 2017.
Approximately $921.4 million of our total debt outstanding as of September 30, 2017, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2017, these balances incurred interest expense at an average interest rate of 4.17% and have expirations ranging from 2017 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A 1.0% change in interest rates would have a $3.0 million annual impact on our interest payments. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.88%. None of the other joint venture owned properties have mortgage debt.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at September 30, 2017, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2015, our board of directors approved the 2015 Stock Repurchase Program, which provided for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, which expired on September 4, 2017.

On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.
During the quarter ended September 30, 2017, we repurchased and retired the following shares in accordance with the 2015 Stock Repurchase Program and the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
July 2017	18,770	$21.470	18,770	$103,069,583	(1)
August 2017	1,107,243	$20.992	1,107,243	$79,826,569	(1)
September 2017	305,254	$21.118	305,254	$194,826,742	(2)

(1)	Amounts available for future purchase for July 2017 and August 2017 relate only to our 2015 Stock Repurchase Program, which expired on September 4, 2017.

(2)	Amounts available for future purchase for September 2017 relate only to our 2017 Stock Repurchase Program, which was effective on September 4, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
THIRD QUARTER 2017 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
2.1
Agreement of Purchase and Sale of Partnership Interest in 333 Market Street, dated as of July 6, 2017 by and between the Company and Allianz (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2017).

2.2
Agreement of Purchase and Sale of Partnership Interest in University Circle, dated as of July 6, 2017 by and between the Company and Allianz (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2017).

3.1
Second Amended and Restated Articles of Incorporation as Amended by the First, Second, Third and Fourth Articles of Amendment and the Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's Current Report on From 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
3.6	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.7	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2017).
4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplemental Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.3).
4.5	Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.6	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
10.2*	Amendment to the $150 Million Term Loan dated July 25, 2017
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 26, 2017	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer