Form 10-K
period 2017-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2018-02-15
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017
OR
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
Commission file number 001-36113
COLUMBIA PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1170 Peachtree Street NE, Suite 600
Atlanta, Georgia 30309
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No  ☒
As of June 30, 2017, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was
$2,286,239,000 based on the closing price as reported by the New York Stock Exchange.
As of January 31, 2018, 119,897,777 shares of common stock were outstanding.
Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2018.

FORM 10-K
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Columbia Property Trust, Inc. and its subsidiaries ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may constitute "forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). We intend for all such forward-looking statements presented in this annual report on Form 10-K ("Form 10-K"), or that management may make orally or in writing from time to time, to be covered by the applicable safe harbor provisions for forward- looking statements contained in those acts.
Such statements in this Form 10-K include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:

•	risks affecting the real estate industry (such as the inability to enter into new leases, dependence on tenants’ financial condition, and competition from other owners of real estate);

•	risks relating to our ability to maintain and increase property occupancy rates and rental rates;

•	adverse economic or real estate developments in our target markets;

•	risks relating to the use of debt to fund acquisitions;

•	availability and terms of financing;

•	ability to refinance indebtedness as it comes due;

•	sensitivity of our operations and financing arrangements to fluctuations in interest rates;

•	reductions in asset valuations and related impairment charges;

•	risks associated with joint ventures;

•	risks relating to repositioning our portfolio;

•	risks relating to construction and development activities;

•	risks relating to acquisition and disposition activities;

•	risks associated with joint venture relationships;

•	existence of complex regulations relating to our status as a real estate investment trust ("REIT");

•	risks associated with our potential failure to qualify as a REIT;

•	potential liability for uninsured losses and environmental contamination;

•	potential adverse impact of market interest rates on the market price for our securities; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, and other information contained in this Form 10-K and our other periodic reports filed with the SEC. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.	BUSINESS
General
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, and through unconsolidated joint ventures. Unless otherwise noted herein, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2017, Columbia Property Trust owned 19 operating properties, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 9.2 million rentable square feet, and were approximately 96.2% leased as of December 31, 2017.
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
Targeted Market Strategy
Our portfolio consists of a combination of multi- and single-tenant office properties located primarily in Central Business Districts ("CBD"). We focus our acquisition efforts in select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the major U.S. office markets provide the greatest opportunity for increasing net income and property values over time. We maintain a long-term goal of increasing our presence in our target markets in order to leverage our scale, efficiency, and market knowledge.
New Investment Targets
We look to acquire strategic and premier office assets with quality tenants in our target markets. We concentrate on office buildings that are competitive within the top tier of their markets or that can be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Our leverage level and other credit metrics provide the financial flexibility to pursue new acquisitions and other growth opportunities that will further our long-term performance objectives.
Capital Recycling
To date, we have primarily sold non-strategic assets to increase our concentration in our target markets. In the future, we also anticipate selling some assets from our target markets to maintain a well-balanced portfolio and to harvest capital from mature assets. Our goals are to foster long-term growth and capital appreciation in our portfolio by maintaining the following:   an appropriate balance of core investments relative to value-add investments, building profiles that will continue to attract prospects for future rent growth, and activity levels that will continue to support our connections in the real estate community. We routinely evaluate our portfolio to identify assets that are good candidates for disposition in the furtherance of these goals.
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
Transaction Activity
In connection with repositioning our portfolio, and in furtherance of our real estate investment objectives, we have executed the following real estate transactions during 2017, 2016, and 2015:

Acquisitions
Property	Location	% Acquired	Square Feet	Acquisition Date	Purchase Price (in thousands)
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
245-259 West 17th Street	New York, NY		281,000
218 West 18th Street	New York, NY		166,000
West 17th Street & West 18th Street Acquisition		100.0%	447,000	October 11, 2017	$514,100
1800 M Street	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550	(1)
114 Fifth Avenue	New York, NY	49.5%	352,000	July 6, 2017	$108,900	(1)
2015
229 West 43rd Street	New York, NY	100.0%	481,000	August 4, 2015	$516,000
116 Huntington Avenue	Boston, MA	100.0%	271,000	January 8, 2015	$152,000
315 Park Avenue South	New York, NY	100.0%	327,000	January 7, 2015	$372,000
1881 Campus Commons	Reston, VA	100.0%	244,000	January 7, 2015	$64,000

(1)
Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold		Rentable Square Feet	Disposition Date	Sale Price (in thousands)
2017
University Circle	San Francisco, CA	22.5%	(2)	451,000	July 6, 2017	$121,500	(1)(2)
333 Market Street	San Francisco, CA	22.5%	(2)	657,000	July 6, 2017	$112,500	(1)(2)
Key Center Tower & Marriott	Cleveland, OH	100.0%		1,326,000	January 31, 2017	$267,500
5 Houston Center	Houston, TX			581,000
Energy Center I	Houston, TX			332,000
515 Post Oak	Houston, TX			274,000
Houston Property Sale		100.0%		1,187,000	January 6, 2017	$272,000
2016
SanTan Corporate Center	Phoenix, AZ	100.0%		267,000	December 15, 2016	$58,500
Sterling Commerce	Dallas, TX	100.0%		310,000	November 30, 2016	$51,000
9127 South Jamaica Street	Denver, CO	100.0%		108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	100.0%		961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	100.0%		370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	100.0%		393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	100.0%		653,000	March 31, 2016	$187,000
2015
1881 Campus Commons	Reston, VA	100.0%		244,000	December 10, 2015	$65,000
Market Square	Washington, D.C.	49.0%		698,000	October 28, 2015	$291,550	(3)
170 Park Avenue	Northern NJ			145,000
180 Park Avenue	Northern NJ			224,000
1580 West Nursery Road	Baltimore, MD			315,000
Acxiom	Chicago, IL			322,000
Highland Landmark III	Chicago, IL			273,000
The Corridors III	Chicago, IL			222,000
215 Diehl Road	Chicago, IL			162,000
544 Lakeview	Chicago, IL			139,000
Bannockburn Lake III	Chicago, IL			106,000
Robbins Road	Boston, MA			458,000
550 King Street	Boston, MA			490,000
11 Property Sale		100.0%		2,856,000	July 1, 2015	$433,250

(1)
Sale price is for the partial interests in the properties. After partial sale, these properties are owned through unconsolidated joint ventures. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

(2)
On February 1, 2018, we sold an additional 22.5% interest in both University Circle and 333 Market Street to our joint venture partner, Allianz for $235.3 million, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.

(3)
Sale price is for our partial interest in the property.  On October 28, 2015, Columbia Property Trust transferred the Market Square properties, valued at $595.0 million and subject to a $325.0 million mortgage note, to a joint venture and sold a 49% interest in that joint venture to Blackstone Property Partners for net proceeds of approximately $120.0 million.  See Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures for additional information.

Segment Information
As of December 31, 2017, our reportable segments are determined based on the geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 14, Segment Information, to the accompanying consolidated financial statements.

Employees
As of December 31, 2017, we employed 94 people.
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
Concentration of Credit Risk
We are dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants would not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations. Based on our 2017 annualized lease revenue, no single tenant accounts for more than 6% of our portfolio.
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
We are competing for real estate investments with other REITs; real estate limited partnerships; pension funds and their advisors; bank and insurance company investment accounts; individuals; non U.S. investors; and other entities. The market for high-quality commercial real estate assets is highly competitive, given how infrequently those assets become available for purchase. As a result, many real estate investors, including us, face aggressive competition to purchase quality office real estate assets. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if we make investments, our objectives will be achieved.
Economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
Although U.S. macroeconomic conditions continued to be relatively stable during 2017, several economic factors, including increases in interest rates, may adversely affect the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 96.2% leased at December 31, 2017, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2017 annualized lease revenue, approximately 2% of leases expire in 2018, 3% of leases expire in 2019, and 7% of leases expire in 2020 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
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
We are dependent upon the economic climates of our markets - New York; San Fransisco; Washington, D.C.; Boston; and Atlanta.
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as New York City, New York; San Francisco, California; Washington, D.C.; Boston, Massachusetts; and Atlanta, Georgia, may have a significant impact on our overall occupancy levels and rental rates and, therefore, our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We depend on tenants for our revenue, and lease defaults or terminations could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage, could cause us to violate our bank debt covenants, or impact our credit rating. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures for our properties and our company, such as real estate taxes, insurance and maintenance costs, together with general and administrative costs and debt payments, do not decrease when revenues decrease. Therefore, these events could have a material adverse effect on our results of operations or cause us to reduce the amount of distributions to stockholders.
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
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, and materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in San Francisco, California, an area especially susceptible to earthquakes, and, collectively, these properties represent approximately 28% of our 2017 annualized lease revenue, as described in Item 2, Properties. Because several of these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have additional sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely affected.
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
As of February 2, 2018, our total consolidated indebtedness was approximately $1.5 billion, which includes a $150.0 million term loan, $700.0 million of bonds, and $71.9 million of mortgage loans, all with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $180.0 million outstanding on a bridge loan, a $300.0 million term loan, and $60.0 million in outstanding borrowings on our line of credit, all with variable interest rates. We are likely to incur additional indebtedness to acquire properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any mortgages or other indebtedness contain cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility (the "Revolving Credit Facility") and our three unsecured term loan facilities, each include a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities.
Increases in interest rates could increase the amount of our debt payments and make it difficult for us to refinance our unsecured bank debt or bonds, to finance or refinance properties, which could reduce the number of properties we can acquire, our net income, and the amount of cash distributions we can make.
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
Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As our reliance on technology has increased, so have the risks to our systems, both internal and those we have outsourced. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants, potential errors from misstated financial reports, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition, and cash flows. Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.
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
Compliance with new laws or regulations, or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Furthermore, there are various local, state, and federal regulatory requirements, such as fire, health, life-safety, and similar regulations, and the Americans with Disabilities Act, with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
Compliance or failure to comply with the Americans with Disabilities Act or other safety regulations and requirements could result in substantial costs.
The Americans with Disabilities Act generally requires that certain buildings, including office buildings, be made accessible to disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants. If, under the Americans with Disabilities Act, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

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
We have entered into five joint venture arrangements and in the future may acquire properties in, or contribute properties to, joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly-owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due, and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. We are also subject to risk in cases where an institutional owner is our joint venture partner, including (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
We may acquire and redevelop properties, including unimproved real estate, upon which we will construct improvements. We will be subject to uncertainties associated with rezoning for development and our ability to obtain required permits and authorizations; environmental concerns of governmental entities and/or community groups; and our contractors' abilities to build in conformity with plans, specifications, budgeted costs, and timetables. If a contractor fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A contractor's performance may also be affected or delayed by conditions beyond the contractor's control, and we may incur additional risks when we make periodic progress payments or other advances to contractors before they complete construction. Delays in completing construction could also give tenants the right to terminate preconstruction leases. These and other factors can result in increased costs of a project or loss of our investment.

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
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting. Deficiencies, including any material weakness, in our internal control over financial reporting that may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in the trading price of our common stock, or otherwise materially adversely affect our business, reputation, results of operations, financial condition, or liquidity.
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
Our stock price may be volatile or may decline regardless of our operating performance, and may impede our stockholders' ability to sell their shares at a desirable price.
The market price of our common stock may vary significantly in response to a number of factors, most of which we cannot control, including those described under this section and the following:

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
In addition, from time to time, the New York Stock Exchange (the "NYSE"), has experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many real estate companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business. Furthermore, we currently have limited research coverage by securities and industry analysts. If additional securities or industry analysts do not commence coverage of our company, the long-term trading price for our common stock could be negatively impacted. If one or more of present or future analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.
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
Our organizational documents contain provisions that may discourage a takeover of us and could depress the price of our common stock. Our organizational documents contain provisions that may have an anti-takeover effect, inhibit a change of our management, or inhibit, in certain circumstances, tender offers for our common stock or proxy contests to change our board. These provisions include: ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; broad discretion of our board to take action, without stockholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or bylaw amendment to opt-in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for stockholder proposals and stockholder nominations of directors; and the absence of cumulative voting rights.
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
Our board of directors has determined to opt out of certain provisions of Maryland law that may impede efforts to effect a change in control of us as further described below; in the case of the business combination provisions of Maryland law, by resolution of our board of directors; in the case of the control share provisions of Maryland law, pursuant to a provision in our bylaws; and in the case of certain provisions of the Maryland Unsolicited Takeover Act, pursuant to Articles Supplementary. Only upon stockholder approval of an amendment to our Articles of Incorporation, may our board of directors repeal the foregoing opt-outs from the anti-takeover provisions of Maryland General Corporation Law.
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
Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code (the "Code"). If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income at corporate rates, including interest and any applicable penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, H.R. 1, which generally takes effect for taxable years beginning on or after January 1, 2018 (subject to certain exceptions), makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our shareholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
To maintain our REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.
We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by H.R. 1 will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statements (subject to an exception for certain income that is already subject to a special method of accounting under the Internal Revenue Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. H.R. 1 also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.
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
Overview
As of December 31, 2017, we owned 19 operating properties, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta and were approximately 96.2% leased as of December 31, 2017.
Property Statistics
The tables below include statistics for the 14 operating properties that we own directly and our proportional share of the annualized lease revenue and rentable square feet for the five properties we own through unconsolidated joint ventures. Annualized lease revenue is an operating metric, calculated as (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases as of December 31, 2017, as well as leases executed but not yet commenced for vacant space, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract ("Annualized Lease Revenue"). Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.

The following table shows lease expirations of our office properties as of December 31, 2017, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	Rentable Square Feet (in thousands)	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
Vacant	307	$—	—%
2018	94	6,315	2%
2019	167	12,583	3%
2020	532	25,317	7%
2021	1,787	64,317	17%
2022	475	24,978	7%
2023	529	31,631	8%
2024	256	18,701	5%
2025	783	56,036	15%
2026	786	35,399	9%
2027	185	13,777	4%
Thereafter	2,257	94,123	23%
	8,158	$383,177	100%
The following table shows the geographic locations of our office properties as of December 31, 2017. For more information about our geographic locations, see Note 14, Segment Information, of the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
New York	$2,388	147,318	38%
San Francisco	1,663	106,747	28%
Washington, D.C.	846	53,696	14%
Atlanta	1,656	40,509	11%
Boston	225	12,081	3%
Los Angeles	249	8,256	2%
Other	824	14,570	4%
	$7,851	383,177	100%
The following table shows the industry breakdown of our office tenants as of December 31, 2017.

Industry	Leased Square Feet (in thousands)	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
Business Services	$1,281	88,033	23%
Depository Institutions	1,021	42,242	11%
Engineering & Management Services	495	28,591	8%
Communications	1,010	26,135	7%
Legal Services	303	23,305	6%
Nondepository Institutions	388	22,752	6%
Health Services	476	21,395	6%
Electric, Gas, and Sanitary Services	877	17,954	5%
Security & Commodity Brokers	160	11,594	3%
Real Estate	200	11,062	3%
Other(1)	1,640	90,114	22%
	$7,851	383,177	100%

(1)	No more than 2% is attributable to any individual industry.

The following table shows the major tenants of our operating properties as of December 31, 2017.

Tenant	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
AT&T	$22,579	6%
Wells Fargo	20,522	5%
Pershing	18,251	5%
Twitter	15,894	4%
NYU	15,277	4%
Westinghouse Electric	14,570	4%
Yahoo!	14,556	4%
Other(1)	261,528	68%
	$383,177	100%

(1)	No more than 2% is attributable to any individual tenant.

ITEM 3.	LEGAL PROCEEDINGS
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
Market Information and Holders
Our common stock was listed on the NYSE, on October 10, 2013 under the symbol "CXP." Prior to October 10, 2013, our common stock was not listed on a national securities exchange, and there was no established public trading market for our shares. As of January 31, 2018, we had approximately 119.9 million shares of common stock outstanding held by approximately 54,000 stockholders of record.
The closing high and low prices for our stock and dividends declared during 2017 and 2016 were as follows:

	High	Low	Dividends
2017 Quarters:
First	$23.43	$21.20	$0.20
Second	$23.13	$21.45	$0.20
Third	$22.63	$20.62	$0.20
Fourth	$23.16	$20.94	$0.20
2016 Quarters:
First	$23.20	$19.81	$0.30
Second	$22.77	$20.20	$0.30
Third	$24.63	$21.24	$0.30
Fourth	$22.22	$20.47	$0.30
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
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors including funds deemed available for distribution, based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt, or cash on hand.

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500 Index, Morgan Stanley REIT Index, and the FTSE NAREIT US Real Estate Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2016. Beginning with the year-ended December 31, 2017, we have selected the FTSE NAREIT Equity Office Index to replace the FTSE NAREIT US Real Estate Index to measure our relative total stockholder return. The FTSE NAREIT Equity Office Index is used as the basis for measuring our equity compensation. The graph assumes a $100 investment in each of the indices on October 10, 2013, and the reinvestment of all dividends.

Index	October 10, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Columbia Property Trust	$100.00	$112.10	$119.00	$115.70	$112.50	$124.00
S&P 500 Index	$100.00	$109.70	$124.70	$126.40	$141.50	$172.40
Morgan Stanley REIT Index	$100.00	$97.70	$127.38	$130.60	$141.90	$149.00
FTSE NAREIT US Real Estate Index	$100.00	$97.68	$127.40	$131.30	$141.60	$147.10
FTSE NAREIT Equity Office Index	$100.00	$99.42	$125.13	$125.49	$142.01	$149.46
`

Share Repurchases
Our board of directors approved a stock repurchase program, which authorized us to buy up to $200 million of our common stock from September 4, 2015 through September 4, 2017 (the "2015 Stock Repurchase Program"); and our board of directors authorized a second stock repurchase program to purchase up to an aggregate of $200.0 million of our common stock from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program").
During the quarter ended December 31, 2017, we did not purchase or retire any shares in accordance with the 2017 Stock Repurchase Program. Activity relates to the remittance of shares for income taxes associated with accelerated vesting under the LTIP (see Note 8, Equity, to the accompanying consolidated financial statements).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(2)
October 2017	—	$—	—	$194,826,742
November 2017(1)	336	$22.77	—	$194,826,742
December 2017(1)	15,885	$22.95	—	$194,826,742

(1)
All activity for November and December 2017 relates to the remittance of shares for income taxes associated with accelerated vesting of certain stock grants made under the LTIP (See Note 8, Equity, to the accompanying consolidated financial statements).

(2)	Amounts available for future purchase relate only to our 2017 Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2017, 2016, 2015, 2014, and 2013 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2017	2016	2015	2014	2013
Total assets(1)	$4,511,539	$4,299,793	$4,678,118	$4,734,240	$4,587,301
Total stockholders' equity	$2,531,936	$2,502,768	$2,614,194	$2,733,478	$2,787,823
Outstanding debt	$1,674,176	$1,424,602	$1,735,063	$1,680,066	$1,489,179
Outstanding long-term debt	$1,302,000	$1,302,602	$1,577,063	$1,469,245	$1,477,563
Obligations under capital leases	$120,000	$120,000	$120,000	$120,000	$120,000

	Years Ended December 31,
	2017	2016	2015	2014	2013
Total revenues(2)	$289,000	$473,543	$566,065	$540,797	$526,578
Revenues from discontinued operations(2)	$—	$—	$—	$119	$60,046
Income (loss) from unconsolidated joint venture	$2,651	$(7,561)	$(1,142)	$—	$—
Net income	$176,041	$84,821	$44,619	$92,635	$15,720

Net cash provided by operating activities	$61,924	$193,091	$223,080	$236,906	$218,329
Net cash provided by (used in) investing activities	$(347,723)	$525,613	$(576,699)	$(23,788)	$495,389
Net cash provided by (used in) financing activities	$79,281	$(535,264)	$263,474	$(163,183)	$(667,417)
Distributions paid(3)	$109,561	$148,474	$112,570	$149,962	$191,473
Net proceeds raised through issuance of our common stock(3)	$—	$—	$—	$—	$46,402
Stock repurchases(3)(4)	$(59,462)	$(53,986)	$(17,057)	$—	$(349,843)
Net debt and bond proceeds (repayments)(3)	$249,573	$(311,769)	$378,995	$(11,739)	$(160,940)
Acquisitions, earnest money paid, and investments in real estate(3)	$(691,574)	$(39,521)	$(1,145,402)	$(416,991)	$(44,856)
Per Weighted-Average Common Share Data:
Net income – basic	$1.45	$0.68	$0.36	$0.74	$0.12
Net income – diluted	$1.45	$0.68	$0.36	$0.74	$0.12
Distributions declared	$0.80	$1.20	$1.20	$1.20	$1.44
Weighted-average common shares outstanding – basic	120,795	123,130	124,757	124,860	134,085
Weighted-average common shares outstanding – diluted	121,159	123,228	124,847	124,918	134,085

(1)
The amounts for 2014 and 2013 have been adjusted to conform with 2017, 2016, and 2015 presentation by reclassifying debt issuance costs, other than those related to our revolving credit facility, from total assets to an offset to outstanding debt.

(2)	The amounts for 2014 and 2013 have been adjusted to classify revenues generated by certain sold properties as discontinued operations.

(3)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(4)
Stock repurchases in 2013 relate to redemptions under a tender offer and a redemption plan in place prior to our listing. Stock repurchases in 2017, 2016, and 2015 were made under board-approved stock repurchase plans or in settlement of taxes related to stock compensation.

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
We recently completed a multi-year capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion, and reinvested this capital in New York, San Francisco, Washington, D.C., and Boston. During the second half of 2017, we executed the following transactions:

•
On July 6, 2017, we formed a strategic partnership with Allianz Real Estate of America LLC ("Allianz") to increase our operating scale in key markets by freeing-up capital for additional investment. We consummated the partnership by simultaneously selling a 22.5% interest in two of our San Francisco properties, 333 Market Street and University Circle, to Allianz for $234.0 million, and by acquiring a 49.5% interest in 114 Fifth Avenue in Manhattan from Allianz for $108.9 million. In February 2018, we sold an additional 22.5% interest in 333 Market Street and University Circle to Allianz for $235.3 million.

•	On October 11, 2017, we acquired a 55% interest in 1800 M Street, a 10-story office building in Washington, D.C., for $231.6 million through a joint venture with Allianz.

•
On October 11, 2017, we acquired 245-249 West 17th Street, two interconnected 12- and six-story towers totaling 281,000 square feet of office and retail space, and 218 West 18th Street, a 12-story, 166,000-square-foot office building, in New York for $514.1 million.

•
On November 28, 2017, we acquired 149 Madison Avenue in New York, a 12-story, 127,000-square-foot office building for $87.7 million, subject to a ground lease that expired in January 2018. We are planning to redevelop this property.

We will continue to pursue strategic investment opportunities in our target markets, as well as selective property dispositions.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. During 2017, we have leased over 2.0 million square feet of space and addressed some of our most significant near-term expirations and vacancies:

•
At University Circle, we executed a five-year, 119,000-square-foot lease renewal with DLA Piper to extend the lease to June 2023 and address our most significant 2018 expiration. At 650 California Street, we executed an eight-year, 86,000-square-foot lease with Affirm; a 22,000-square-foot renewal and expansion with an existing tenant; and a 12-year, 61,000-square-foot lease with WeWork.

•
In New York, at 229 West 43rd Street, we expanded Snap Inc.'s leased space by 58,000 square feet to a total of 154,000 square feet, and extended the lease to 2032; and at 315 Park Avenue South, executed 68,000 square feet of new leasing, and a 17,000-square-foot lease expansion with Bustle Media Group.

•
In Atlanta, at One Glenlake, we executed a 10-year, 66,000-square-foot lease, and an 11-year, 40,000-square-foot lease renewal and expansion along with several smaller leases. At Three Glenlake, we executed a 12-year, 161,000-square-foot lease with Arby's. This lease is for a portion of the space vacated by the exisiting tenant, whose lease is expiring in December 2018. As a result of this leasing activity, the One & Three Glenlake property is 99.3% leased at year end.

•	In Pittsburgh, at Cranberry Woods, we executed a lease renewal and extension with Westinghouse, extending the 824,000-square-foot lease to 2032.

We continue to maintain a strong and flexible balance sheet with a weighted-average cost of borrowing of 3.35%(1) per annum as of December 31, 2017. Our debt capital allocation favors unsecured borrowings with 92%(1) of our portfolio unencumbered by mortgages. Our debt maturities are well-laddered over the next nine years, and $752.0 million of the borrowings outstanding at year-end may be repaid prior to maturity, in part or in full, without penalty. Our stock repurchase program allows us to take advantage of market opportunities from time to time when we believe our stock is undervalued. During 2017, we repurchased $57.6 million of our common stock (2.7 million shares at an average price of $21.46 per share). Since September 2015, under our stock repurchase programs, we have repurchased an aggregate of $121.4 million of common stock at an average price of $21.85 per share.

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements; and exclude the 263 Shuman mortgage note, as the note matured in July 2017 and we are in the process of transferring the property to the lender.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our portfolio percentage leased ranged from 90.6% at December 31, 2016 to 96.2% at December 31, 2017. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Years Ended December 31,
	2017	2016
Total number of leases	62	54
Square feet of leasing – renewal(1)	1,288,056	275,653
Square feet of leasing – new(1)	716,513	746,290
Total square feet of leasing	2,004,569	1,021,943
Average lease term (months)	103	316
Tenant improvements, per square foot – renewal	$20.17	$35.75
Tenant improvements, per square foot – new	$85.55	$162.03
Tenant improvements, per square foot – all leases	$55.09	$155.16
Leasing commissions, per square foot – renewal	$12.37	$14.31
Leasing commissions, per square foot – new	$27.76	$41.91
Leasing commissions, per square foot – all leases	$20.59	$40.41

Rent leasing spread – renewal(2)	28.2%	27.4%
Rent leasing spread – new(3)	63.3%	18.5%
Rent leasing spread – all leases(2)(3)	43.6%	19.0%

(1)	Includes our proportionate share of renewal and new leasing at properties owned through unconsolidated joint ventures.

(2)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads for new leases are calculated only for space that has been vacant less than one year, and are measured on a straight-line basis.
In 2017, rent leasing spreads have been significantly positive (43.6%) due to extending the 119,000-square-foot lease with DLA Piper at University Circle in San Francisco and leasing 230,000 square feet at 650 California Street in San Francisco. The leasing at 650 California Street has required significant tenant improvements; however, the net economic impact of leasing at 650 California Street is favorable. Positive rent leasing spreads for renewal leases are partially offset by a slight rent roll-down for the 824,000-square-foot lease extension and amendment executed with Westinghouse at Cranberry Woods in Pittsburgh in the fourth quarter of 2017. In 2016, we executed a new 390,000-square-foot, 30-year lease at our 222 East 41st Street property with NYU Langone Medical, which resulted in positive rent leasing spreads of 14.4%, tenant improvements of $180.10 per square foot, and leasing commissions of $44.90 per square foot. Over the next 12 months, approximately 94,000 square feet of our leases (approximately 2% of our office portfolio based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. We have transformed the composition of our portfolio by selling suburban assets and reinvesting in assets in high-barrier-to-entry markets that offer lower initial yields and higher potential for growth over time. As a result, our board of directors elected to adjust our payout level to be consistent with our current investment objectives, by reducing the quarterly stockholder distribution rate from $0.30 per share to $0.20 per share beginning with the first quarter of 2017. This rate has been maintained through the first quarter of 2018. We believe this dividend rate is sustainable over the near and medium term and offers the potential for growth over the long term.
Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-Term Liquidity and Capital Resources
During 2017, we generated net cash flows from operating activities of $61.9 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $109.6 million, which included dividend payments for four quarters ($36.7 million for the fourth quarter of 2016 and an aggregate of $72.9 million for the first three quarters of 2017). Distributions to stockholders exceeded net cash flow from operating activities for 2017 primarily due to the impact of timing differences between selling assets and redeploying capital, and of new and renewal leases in free rent periods. Properties acquired in 2017 and recent leases are expected to contribute to additional cash flow from operations in future periods.
During 2017, we sold five wholly owned properties and partial interests in two additional properties for net proceeds of $737.6 million. We used these proceeds, along with a $300.0 million bridge loan and borrowings on our line of credit, to fund acquisitions of three wholly owned properties for $604.8 million and partial interests in two properties for $353.6 million; the repayment of $197.8 million of mortgage notes; leasing and capital projects at our consolidated and joint venture-owned properties of $129.0 million; and share repurchases of $59.5 million.
Over the short-term, we expect our primary sources of capital to be operating cash flows and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stock repurchases, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. On February 1, 2018, we sold a second 22.5% interest in University Circle and 333 Market Street to our joint venture partner, Allianz, for $235.3 million. We used the proceeds from this transaction to reduce borrowing on our Revolving Credit Facility and the $300 Million Bridge Loan, both described below. We believe that we have adequate liquidity and capital resources to meet our other current obligations as they come due, including our remaining 2018 debt maturities of $202.9 million. As of February 2, 2018, we had access to $440 million of the borrowing capacity under the Revolving Credit Facility.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and proceeds from secured or unsecured borrowings. We expect that our primary uses of capital will continue to include stockholder distributions; repaying or refinancing debt; acquisitions; and capital expenditures, such as building improvements, tenant improvements, and leasing costs.
Consistent with our financing objectives and operational strategy, we have generally maintained debt levels less than 40% of the cost of our assets. We believe that preserving investor capital while generating stable current income is in the best interest of our stockholders. Our debt-to-real-estate-asset ratio is calculated using the outstanding debt balance and real estate at cost. As of December 31, 2017, our debt-to-real-estate-asset ratio, including 51% of the debt and real estate at the Market Square Joint venture, which we own through an unconsolidated joint venture, was approximately 38.7%.
Bridge Loan
We have a $300.0 million, one-year, unsecured loan (the "$300 Million Bridge Loan"), which is set to mature on November 27, 2018. The $300 Million Bridge Loan bears interest at either (ii) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75%. The $300 Million Bridge Loan provides for one six-month extension option to May 24, 2019, subject to certain fees and the satisfaction of certain other conditions.

Revolving Credit Facility
Our Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two six-month extension options. As of December 31, 2017, we had $152.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at the London Interbank Office Rate ("LIBOR"), plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate additional amount of up to $400 million, subject to certain limitations.
Term Loans
We have a $300.0 million unsecured term loan, which matures in July 2020 (the "$300 Million Term Loan"), and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans, based on our applicable credit rating.
We have a $150.0 million unsecured term loan, which matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%.
Debt Covenants
The $300 Million Term Loan, $300 Million Bridge Loan, the $150 Million Term Loan, and the Revolving Credit Facility contain the following restrictive covenants:

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
As of December 31, 2017, we believe we were in compliance with the restrictive covenants on these outstanding debt obligations.
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
As of December 31, 2017, we believe we were in compliance with the restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
Debt Repayments, Maturities, and Interest Payments
During 2017 and 2016, we made the following debt repayments:

•
On August 17, 2017, we repaid the $124.8 million balance of the 650 California Street building mortgage note, which was originally scheduled to mature on July 1, 2019. Columbia Property Trust recognized a loss on early extinguishment of debt of $0.3 million related to unamortized deferred financing costs.

•
On March 10, 2017, we repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on early extinguishment of debt of $45,000 related to unamortized deferred financing costs.

•	On October 3, 2016, a portion of the proceeds from the sale of the 80 Park Plaza Property was used to repay the $99.0 million remaining outstanding balance on our Revolving Credit Facility.

•
On September 2, 2016, the proceeds from the 2026 Bonds Payable, as described above, were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes due April 2018, including a $17.9 million make-whole payment recorded as an early loss on extinguishment of debt in the accompanying consolidated statement of operations.

•
On June 30, 2016, we used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016, resulting in the write-off of approximately $10,000 of related unamortized financing costs, which are included in loss on early extinguishment in the accompanying statements of operations.

•
On April 1, 2016, we repaid the $119.0 million remaining on a $300 million, six-month, unsecured loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015 (the "2015 Bridge Loan"). The 2015 Bridge Loan was scheduled to mature on August 4, 2016. We recognized a loss on early extinguishment of debt of $82,000 related to unamortized deferred financing costs.

During 2017 and 2016, we made interest payments of approximately $21.5 million and $27.8 million, respectively, related to our term loans, line of credit, and notes payable. During 2017 and 2016, we made interest payments of $27.4 million and $28.0 million, respectively, on our bonds payable.
Contractual Commitments and Contingencies
As of December 31, 2017, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations(1)(2)	$1,790,926	$323,176	$452,000	$150,000	$865,750
Interest obligations on debt(1)(3)	319,920	60,577	95,856	78,698	84,789
Capital lease obligations(4)	120,000	—	—	120,000	—
Operating lease obligations(5)	1,389,662	9,222	18,622	18,872	1,342,946
Total	$3,620,508	$392,975	$566,478	$367,570	$2,293,485

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture has a $325 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We guarantee $11.2 million of the Market Square Buildings mortgage loan (see Note 7, Commitments & Contingencies, to the accompanying financial statements).

(2)
Debt obligations exclude the $49.0 million 263 Shuman Boulevard mortgage note, which matured in July 2017. We are in the process of working to transfer this property to the lender in settlement of the mortgage note.

(3)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of December 31, 2017. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(4)
Amounts include principal obligations only. We made interest payments on these obligations of $7.2 million during 2017, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(5)
These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, and our corporate office lease. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including a commitment to contribute $54.7 million toward remaining leasehold improvements at our 222 East 41st Street property.

Results of Operations
Overview
As of December 31, 2017, Columbia Property Trust owned 19 operating properties, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, and were approximately 96.2% leased as of December 31, 2017. Our period-over-period operating results are heavily impacted by the real estate activities set forth in the Transaction Activity section of Item 1, Business, including acquisitions and dispositions made directly and through unconsolidated joint ventures. Other than real estate transactions, we expect real estate operating income to vary, primarily based on leasing activity over the near term.
Comparison of the Year Ended December 31, 2017 Versus the Year Ended December 31, 2016
Rental income was $257.1 million for 2017, which represents a decrease from $366.2 million for 2016. The decrease is primarily due to dispositions ($94.3 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($24.4 million), partially offset by the acquisitions in the fourth quarter of 2017 ($8.4 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements and property operating costs were $23.5 million and $87.8 million, respectively, for 2017, which represents a decrease from $69.8 million and $155.0 million, respectively, for 2016. The decrease in tenant reimbursements is primarily due to dispositions ($35.5 million), transferring University Circle and 333 Market Street to unconsolidated joint ventures ($4.9 million), and the new net lease at 222 East 41st Street ($3.3 million). The decrease in property operating costs is primarily due to dispositions ($58.3 million), the new net lease at 222 East 41st Street ($9.9 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($5.5 million), partially offset by the acquisitions in the fourth quarter of 2017 ($2.2 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activities and other changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.8) million for 2017, which represents a decrease as compared with $4.0 million for 2016, due to the sale of the Key Center Marriott on January 31, 2017.
Asset and property management fee income was $3.8 million for 2017, which represents an increase as compared with $2.1 million for 2016. The increase is due to the asset and property management services we began to provide to several properties owned in unconsolidated joint ventures in 2017, including 333 Market Street, University Circle, and 1800 M Street. Asset and property management fees have also been earned for services provided to the Market Square Joint Venture since its inception in the fourth quarter of 2015. We anticipate future asset and property management fee income to increase as we earn fees from the newly established joint ventures for full periods (see Note 4, Unconsolidated Joint Ventures).
Other property income was $3.3 million for 2017, which represents a decrease as compared with $12.8 million for 2016, primarily due to earning an early termination fee of $6.8 million at 222 East 41st Street in June 2016 and $4.0 million for other lease terminations in 2016. The terminated lease at 222 East 41st Street was replaced with a full-building lease, which commenced in the fourth quarter of 2016. Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.9 million for 2017, which represents a decrease as compared with $1.4 million for 2016, primarily due to the sale of the Key Center Marriott in January 2017 ($0.4 million). Future asset and property management fee expenses are expected to remain stable in the near term and may increase as a result of future investing activities.
Depreciation was $80.4 million for 2017, which represents a decrease as compared with $108.5 million for 2016. The decrease is primarily due to dispositions ($24.5 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($6.6 million), partially offset by acquisitions in the fourth quarter of 2017 ($2.3 million). Depreciation is expected to vary based on recent and future investing activities.
Amortization was $32.4 million for 2017, which represents a decrease as compared with $56.8 million for 2016. The decrease is primarily due to intangibles written off due to the early termination or expiration of leases ($11.1 million), dispositions ($10.9 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.5 million). We expect future amortization to vary based on recent and future investing activities.

Effective July 1, 2017, we began to specifically identify general and administrative costs incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed. Aggregate general and administrative expenses were $36.4 million for 2017, which represents an increase as compared to $33.9 million for 2016, primarily due to additional vesting under our stock-based incentive plan ($3.0 million) and expenses incurred for managing unconsolidated joint ventures ($1.5 million), partially offset by prior-year costs incurred related to the development of our regional management platform ($1.2 million), prior-year lease termination activity ($0.5 million), and prior period bad debt expenses ($0.2 million). General and administrative expenses – corporate are expected to remain at similar levels over the near term; and general and administrative expenses – unconsolidated joint ventures are expected to vary as a result of future joint venture activity.
Interest expense was $60.5 million for 2017, which represents a decrease as compared with $67.6 million for 2016, primarily due to mortgage note payoffs ($5.4 million), bond interest savings resulting from the issuance of the 2026 Bonds Payable and redemption of the 2018 Bonds Payable in 2016 ($2.1 million), and an overall reduction in borrowings on our Revolving Credit Facility in the current period ($1.5 million). We expect interest expense to increase in the near term, due to borrowings to fund recent investing activities.
Interest and other income was $9.5 million for 2017, which represents an increase as compared with $7.3 million for 2016. The increase is due to earning interest on our large cash balance for the first nine months of 2017 ($2.2 million). The majority of our interest income is earned on investments in development authority bonds with a remaining term of approximately four years as of December 31, 2017. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. We expect interest and other income to decrease slightly over the near term as cash deposits were applied to recent investing activities.
We recognized a loss on early extinguishment of debt of $0.3 million and $19.0 million in 2017 and 2016, respectively. In 2017, we repaid two mortgage notes. resulting in the write-off of the related deferred financing costs. In 2016, we incurred an early redemption premium on the settlement of the 2018 Bonds Payable of $17.9 million, and write-offs of deferred financing costs in connection with other early repayments. We expect future gains or losses on early extinguishments of debt to vary with financing activities.
We recognized income from unconsolidated joint ventures of $2.7 million for 2017, which represents an increase from a loss on unconsolidated joint ventures of $(7.6) million for 2016. The increase is due to the July 2017 transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retained a 77.5% ownership interest; the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue; and the October 2017 acquisition of a 55.0% interest in 1800 M Street. Future income or loss from unconsolidated joint ventures will vary as a result of future investing activities and leasing at the properties held in unconsolidated joint ventures.
We recognized gains on sales of real estate assets of $175.5 million in 2017, as a result of selling three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio in January 2017; and selling a 22.5% interest in each of the University Circle property and the 333 Market Street building in July 2017. We recognized gains on sales of real estate assets of $72.3 million in 2016, as a result of selling seven properties in separate transactions during the the year. See Note 3, Real Estate Transactions, of the accompanying financial statements, for additional details of these dispositions. We expect future gains on sales of real estate assets will vary with disposition activity.
Net income was $176.0 million, or $1.45 per basic and diluted share, for 2017, which represents an increase from $84.3 million, or $0.68 per basic and diluted share, for 2016. The increase is due to gains on sale of real estate ($103.2 million) and financing activities resulting in interest savings in the current year and losses on early extinguishment of debt in the prior year ($25.8 million), partially offset by lost income from sold properties ($38.4 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary as a result of leasing activity at our existing properties and investing activities.
Comparison of the Year Ended December 31, 2016 Versus the Year Ended December 31, 2015
Rental income was $366.2 million for 2016, which represents a decrease from $436.0 million for 2015. The decrease is primarily due to current-year and prior-year dispositions ($53.0 million); transferring the Market Square Buildings to a joint venture in the fourth quarter of 2015 ($30.9 million); and vacancy at our 222 East 41st Street property for a portion of 2016 ($7.4 million) while the building was being prepared for NYU's Langone Medical lease to commence, partially offset by additional rental income from the acquisition of the 229 West 43rd Street Building in August 2015 ($19.9 million).
Tenant reimbursements and property operating costs were $69.8 million and $155.0 million, respectively, for 2016, which represents an increase from $99.7 million and $188.1 million, respectively, for 2015. The decrease in property operating costs is due to dispositions ($23.4 million) and the transfer of the Market Square Buildings to a joint venture ($16.4 million), partially offset by additional property operating costs from the acquisition of the 229 West 43rd Street Building ($6.6 million). The proportional decrease in tenant reimbursements is also due to dispositions ($17.3 million) and the transfer of the Market Square Buildings to a joint venture ($9.4 million), partially offset by additional tenant reimbursements from the acquisition of the 229 West 43rd Street Building ($2.9 million).
Hotel income, net of hotel operating costs, was $4.0 million for 2016, which represents a decrease as compared with $4.7 million for 2015, due to additional group bookings and meetings at the hotel.
Asset and property management fee income was $2.1 million for 2016, which represents an increase as compared with $0.6 million for 2015. We began earning such fees in October 2015, upon the formation of the Market Square Joint Venture.
Other property income was $12.8 million for 2016, which represents an increase as compared with $5.4 million for 2015, primarily due to an early termination at our 222 East 41st Street property ($6.8 million).
Asset and property management fees were $1.4 million for 2016, which represents a decrease as compared with $1.8 million for 2015, primarily due to transferring Market Square to a joint venture in the fourth quarter of 2015.
Depreciation was $108.5 million for 2016, which represents a decrease as compared with $131.5 million for 2015, primarily due to dispositions ($16.3 million) and transferring Market Square to a joint venture ($11.6 million), partially offset by additional depreciation from the acquisition of 229 West 43rd Street in August 2015 ($5.4 million).
Amortization was $56.8 million for 2016, which represents a decrease as compared with $87.1 million for 2015. The decrease is primarily due to dispositions ($16.1 million); intangibles written off related to the expiration or termination of leases ($9.8 million); and transferring Market Square to a joint venture ($5.9 million); partially offset by additional amortization from the acquisition of 229 West 43rd Street in August 2015 ($2.6 million).
General and administrative expenses – corporate was $33.9 million for 2016, which represents an increase from $29.7 million for 2015. The increase is due to costs incurred to develop our regional management and investment platform ($2.9 million), and additional vesting under our stock-based incentive compensation plan ($1.0 million).
We incurred acquisition expenses of $3.7 million for 2015 in connection with acquiring three properties in January 2015 and the 229 West 43rd Street Building in New York in August 2015. See Note 3, Real Estate Transactions, to the accompanying financial statements for additional details. We adopted Accounting Standards Update 2017-01, Clarifying the Definition of a Business, in the fourth quarter of 2017. (See Note 2, Summary of Significant Accounting Policies, of the accompanying consolidated financial statements.) As a result, we capitalized acquisition costs related to fourth quarter 2017 acquisitions and do not anticipate incurring future expenses related to acquisitions of properties.
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
We recognized a loss on early extinguishment of debt of $19.0 million and $3.1 million in 2016 and 2015, respectively. In 2016, we incurred an early redemption premium on the settlement of the 2018 Bonds Payable of $17.9 million, and write-offs of deferred financing costs in connection with other early repayments. In 2015, we incurred a prepayment premium of $2.1 million related to the early repayment of the 215 Diehl Building mortgage note, approximately two years prior to its maturity and write-offs of deferred financing costs in connection with other early repayments.
We recognized a loss from unconsolidated joint ventures of $7.6 million for 2016, which represents an increase as compared with a loss of $1.1 million for 2015. The Market Square Joint Venture was formed on October 28, 2015. Since inception, real estate operating income from Market Square has been reduced by interest incurred on the property's $325 million mortgage note, and Market Square experienced reduced occupancy levels throughout 2016 due to lease expirations.
We recognized gains on sales of real estate assets of $72.3 million in 2016, as a result of selling six properties in separate transactions for an aggregate of $660.5 million, exclusive of transaction costs. We recognized gains on sales of real estate assets of $23.9 million in 2015, as a result of selling 12 properties for an aggregate of $498.3 million, exclusive of transaction costs, and the sale of a 49% interest in Market Square for a gross sales price of $120.0 million. See Note 3, Real Estate Transactions, of the accompanying financial statements, for additional details of these dispositions.
Net income was $84.3 million, or $0.68 per basic and diluted share, for 2016, which represents an increase from $44.6 million, or $0.36 per basic and diluted share, for 2015. The increase is due to additional year-over-year gains on sales of real estate ($48.5 million) and a decrease in interest expense and other financing costs ($17.7 million), partially offset by additional year-over-year losses on early extinguishment of debt ($15.8 million), lower earnings due to property sales ($5.3 million), and increase in equity in loss of unconsolidated joint ventures ($6.4 million) due to reduced occupancy at Market Square. See "Supplemental Performance Measures" section below for our same-store results compared with the prior year period.
NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of December 31, 2017, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations, in which we do not have a substantial presence and do not plan to make further investments. See Note 14, Segment Information, to the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
New York	$73,893	$70,038	$54,692
San Francisco	76,163	80,529	83,826
Atlanta	33,603	32,939	31,912
Washington, D.C.	18,496	16,372	36,958
Boston	5,380	5,114	12,519
Los Angeles	4,529	4,523	4,853
All other office markets	18,550	92,756	129,199
Total office segments	230,614	302,271	353,959
Hotel	(913)	3,988	4,593
Corporate	(826)	(158)	(586)
Total	$228,875	$306,101	$357,966
Comparison of the Year Ended December 31, 2017 Versus the Year Ended December 31, 2016
San Francisco
NOI has decreased during 2017 due to the sale of a 22.5% interest in both University Circle and 333 Market Street. San Francisco NOI is expected to decrease in the near term as a result of the sale of an additional 22.5% interest in each of these properties, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Washington, D.C.
NOI has increased during 2017 due to the October 2017 acquisition of a 55% interest in 1800 M Street, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements, which is partially offset by decreased occupancy at 80 M Street and Market Square earlier in the current year. Over the near term, Washington, D.C. NOI is expected to increase as a result of recent leasing activity at 80 M Street and Market Square and recognizing a full period for our interest in 1800 M Street.
All other office markets
NOI has decreased significantly year over year as a result of asset sales, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
Hotel
The Key Center Marriott, our only hotel, was sold on January 31, 2017.
Comparison of the Year Ended December 31, 2016 versus the Year Ended December 31, 2015

New York
NOI increased year over year as a result of the acquisition of 229 West 43rd Street in August of 2015.
San Francisco
NOI decrease year over year as a result of decreased occupancy at 650 California Street.
Washington, D.C.
NOI decreased year over year as a result of selling a 49% interest in Market Square in October of 2015.
Boston
NOI decreased year over year as a result of selling 550 King Street and Robbins Road in the 11 Property Sale, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
All other office markets
NOI has decreased significantly year over year as a result of asset sales, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
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

Net income reconciles to FFO as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Reconciliation of Net Income to Funds From Operations:
Net income	$176,041	$84,281	$44,619
Adjustments:
Depreciation of real estate assets	80,394	108,543	131,490
Amortization of lease-related costs	32,403	56,775	87,128
Depreciation and amortization included in loss from unconsolidated joint venture(1)	21,288	8,776	1,606
Gains on sales of real estate assets	(175,518)	(72,325)	(23,860)
Total funds from operations adjustments	(41,433)	101,769	196,364
Funds from operations	$134,608	$186,050	$240,983

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI (as described in the previous section). For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2016. NOI and Same Store NOI are calculated as follows for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2017	2016
Same-Store NOI - wholly-owned properties:
Revenues:
Rental income	$217,615	$213,161
Tenant reimbursements	18,221	22,868
Other property income	3,242	12,052
Total revenues	239,078	248,081
Operating expenses	(79,508)	(83,742)
Same Store NOI – wholly-owned properties(1)	159,570	164,339
Same Store NOI – joint-venture owned properties(2)	51,665	49,522
Total Same-Store NOI	211,235	213,861
NOI from acquisitions(3)	10,793	—
NOI from dispositions(4)	6,847	92,240
NOI	$228,875	$306,101

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
For all periods presented, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of December 31, 2017 (Market Square, University Circle, 333 Market Street, 114 Fifth Avenue, and 1800 M Street). The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)	Reflects activity for the following properties acquired since January 1, 2016: 55% of 1800 M Street, 218 West 18th Street, and 245-249 West 17th Street, and 49.5% of 114 Fifth Avenue.

(4)
Reflects activity for the following properties sold since January 1, 2016: 22.5% of University Circle, and 22.5% of 333 Market Street, Key Center Tower, Key Center Marriott, 515 Post Oak, Energy Center, 5 Houston Center, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, and 100 East Pratt.

The slight decline in Same Store NOI is due to a temporary decline in occupancy at 650 California Street in San Francisco and at 315 Park Avenue South in New York. Anticipated lease expirations at 650 California Street and at 315 Park Avenue South allowed us to roll below-market leases up to market rates with recent leasing activities. As a result, future Same Store NOI is expected to increase at these properties and across the portfolio. The slight decline in Same Store NOI from prior year is also impacted by a lease expiration at 263 Shuman Boulevard, which is in the process of being returned to the lender in settlement of the mortgage note.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2017	2016
Net income	$176,041	$84,281
Depreciation	80,394	108,543
Amortization	32,403	56,775
General and administrative – corporate	34,966	33,876
General and administrative – joint venture	1,454	—
Net interest expense	58,187	67,538
Interest income from development authority bonds	(7,200)	(7,200)
Loss on early extinguishment of debt	325	18,997
Income tax expense	(213)	445
Asset and property management fee income	(3,782)	(2,122)
Adjustment included in loss from unconsolidated joint venture	31,818	17,293
Gains on sales of real estate assets	(175,518)	(72,325)
Net operating income	$228,875	$306,101
Same Store NOI – joint venture owned properties(1)	(51,665)	(49,522)
NOI from acquisitions(2)	(10,793)	—
NOI from dispositions(3)	(6,847)	(92,240)
Same Store NOI - wholly owned properties(4)	$159,570	$164,339

(1)
For all periods presented, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of December 31, 2017 (Market Square, University Circle, 333 Market Street, 114 Fifth Avenue, and 1800 M Street). The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(2)	Reflects activity for the following properties acquired since January 1, 2016: 55% of 1800 M Street, 218 West 18th Street, and 245-249 West 17th Street, and 49.5% of 114 Fifth Avenue.

(3)
Reflects activity for the following properties sold since January 1, 2016: 22.5% of University Circle, and 22.5% of 333 Market Street, Key Center Tower, Key Center Marriott, 515 Post Oak, Energy Center, 5 Houston Center, SanTan Corporate Center, Sterling Commerce, 80 Park Plaza, 9127, 9189, 9191 & 9193 South Jamaica Street, 800 North Frederick, and 100 East Pratt.

(4)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

Portfolio Information
As of December 31, 2017, we owned 19 operating properties, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 9.2 million rentable square feet, and were approximately 96.2% leased as of December 31, 2017.
As of December 31, 2017, our five highest geographic reportable segments, based on Annualized Lease Revenue, were as follows. For more information about our reportable segments, see Note 14, Segment Information, to the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
New York	$2,388	147,318	38%
San Francisco	1,663	106,747	28%
Washington, D.C.	846	53,696	14%
Atlanta	1,656	40,509	11%
Boston	225	12,081	3%
	$6,778	360,351	94%
As of December 31, 2017, our five highest tenant industry concentrations, based on Annualized Lease Revenue, were as follows:

Industry	Leased Square Feet (in thousands)	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
Business Services	$1,281	88,033	23%
Depository Institutions	1,021	42,242	11%
Engineering & Management Services	495	28,591	8%
Communications	1,010	26,135	7%
Legal Services	303	23,305	6%
	$4,110	208,306	55%
As of December 31, 2017, our five highest tenant concentrations, based on Annualized Lease Revenue, were as follows:

Tenant	2017 Annualized Lease Revenue (in thousands)	Percentage of 2017 Annualized Lease Revenue
AT&T	$22,579	6%
Wells Fargo	20,522	5%
Pershing	18,251	5%
Twitter	15,894	4%
NYU	15,277	4%
	$92,523	24%
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
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. To determine the appropriate useful life of an asset, we consider the period of future benefit of the asset. These assessments have a direct impact on net income. The estimated useful lives of our assets by class are as follows:

Buildings	40-45 years
Building and site improvements	5-25 years
Tenant improvements	Shorter of economic life or lease term
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (Level 1) recently quoted market prices; (Level 2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated residual value. Certain of our assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. We have determined that there is no impairment in the carrying values of our real estate assets and related intangible assets for the year ended December 31, 2017.
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

Intangible Assets and Liabilities Arising From In-Place Leases Where We Are the Lessee
In-place ground leases where we are the lessee may have value associated with effective contractual rental rates that are above or below market rates. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective ground leases.
Related-Party Transactions and Agreements
During 2017, 2016, and 2015, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying consolidated financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments & Contingencies, to the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

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
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:

•	On February 7, 2018, the board of directors declared dividends for the first quarter of 2018 in the amount of $0.20 per share, payable on March 15, 2018, to stockholders of record on March 1, 2018.

•
On February 1, 2018, Columbia Property Trust sold an additional 22.5% interest in University Circle and 333 Market Street to its joint venture partner, Allianz, as described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements.

•	On January 4, 2018, we paid an aggregate amount of $24.0 million in dividends for the fourth quarter of 2017 to shareholders of record on December 1, 2017.
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
Additionally, we have entered into interest rate swaps, and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2017 and 2016, the estimated fair value of our consolidated line of credit and notes payable and bonds was $1.7 billion and $1.4 billion, respectively.

Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2017, adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our debt consisted of the following, in thousands:

	2018	2019	2020	2021	2022	Thereafter	Total
Maturing Debt:
Effectively variable-rate debt	$300,000	$152,000	$300,000	$—	$—	$—	$752,000
Effectively fixed-rate debt(1)	$23,176	$—	$—	$—	$150,000	$864,265	$1,037,441

Average Interest Rate:
Effectively variable-rate debt	2.60%	2.57%	2.66%	—%	—%	—%	2.62%
Effectively fixed-rate debt(1)	5.80%	—%	—%	—%	3.07%	4.12%	4.04%

(1)
Fixed-rate debt and the related average interest rates exclude the $49.0 million mortgage note for 263 Shuman Boulevard, which matured in July 2017. We are in the process of working to transfer this property to the lender in settlement of the mortgage note. Interest is being accrued at the default rate of 10.55%.

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
As of December 31, 2017, we had $152.0 million outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Bridge Loan; $300.0 million outstanding on the $300 Million Term Loan; $348.9 million in 2026 Bonds Payable outstanding; $349.6 million in 2025 Bonds Payable outstanding; and $72.2 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all of our consolidated debt instruments was 3.47% as of December 31, 2017.
Approximately $920.7 million of our consolidated debt outstanding as of December 31, 2017, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2017, these balances incurred interest expense at an average interest rate of 4.17% and have expirations ranging from 2018 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A 1 percent change in interest rates would have a $7.5 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate of all of our debt instruments, including our share of the Market Square mortgage note is 3.62%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at December 31, 2017, as the obligations are at fixed interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2017, 2016, or 2015.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2017. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.
The report of the Company's independent registered public accounting firm on internal control over financial reporting for the Company is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017, of the Company and our report dated February 15, 2018, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 15, 2018

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2017, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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
The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See the table below for securities authorized to be issued under our equity compensation plan as of December 31, 2017. The other information required by this Item is incorporated by reference from our 2018 Proxy Statement.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Common Stock Issued Under the LTIP	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	1,293,931	3,506,069
Equity compensation plans not approved by security holders	—	—	—	—
Total	—	$—	1,293,931	3,506,069

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2018 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
(a) 2.    Schedule III - Real Estate Assets and Accumulated Depreciation
Information with respect to this item begins on page S-1 hereof. Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

(a) 3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)    See (a) 3 above.
(c)    See (a) 2 above.
EXHIBIT INDEX TO
2017 FORM 10-K OF
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

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.6	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
3.7	Third Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2017).
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

10.3
Columbia Property Trust, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 17, 2017).

10.4+
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2014).

10.5+	Columbia Property Trust Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K filed with the Commission on December 19, 2016).

Ex.	Description
10.6*+	Form of 2018 Restricted Stock Award (Time-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan.
10.7*+	Form of 2018 Restricted Stock Award (Performance-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan.
10.8
Amended and Restated Credit Agreement dated as of August 21, 2013, by and among Columbia Property Trust Operating Partnership, L.P., as Borrower; J.P. Morgan Securities LLC and PNC Capital Markets LLC, as Joint Lead Arrangers and Joint Bookrunners; JPMorgan Chase Bank, N.A., as Administrative Agent; PNC Bank, National Association, as Syndication Agent; and Regions Bank, U.S. Bank National Association, and BMO Capital Market Financing, Inc., as Documentation Agents (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

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

10.13
Term Loan Agreement dated as of January 6, 2015, by and among the Columbia Property Trust Operating Partnership, L.P. as borrower; J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, as syndication agent; Morgan Stanley Bank, N.A., U.S. Bank National Association and Wells Fargo Bank, National Association, as documentation agents; and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K filed with the Commission on February 12, 2015).

10.14
Amended and Restated Revolving Credit and Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; J.P. Morgan Securities LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, as syndication agent; and Regions Bank, U.S. Bank National Association, MUFG Union Bank, N.A. and Wells Fargo Bank, N.A., as documentation agents, and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

10.15
Term Loan Agreement, dated July 30, 2015, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; the financial institutions party thereto, as lenders; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners; Regions Bank and U.S. National Association, as syndication agents; and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

10.16
First Amendment to $150 Million Term Loan Agreement, dated as of July 25, 2017, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; the financial institutions party thereto, as lenders; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, Regions Capital Markets and U.S. Bank National Association, as joint lead arrangers and joint bookrunners; Regions Bank and U.S. National Association, as syndication agents; and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 26, 2017).

10.17
Term Loan Agreement, dated August 4, 2015, by and among the Columbia Property Trust Operating Partnership, L.P., as borrower; J.P. Morgan Securities LLC, as joint lead arranger and sole bookrunner; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, Capital One, National Association, and Wells Fargo Bank, N.A. as joint lead arrangers and co-syndication agents; and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

10.18*
Term Loan Agreement dated as of November 27, 2017, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as joint lead arranger and sole bookrunner; PNC Capital Markets LLC, Regions Capital Markets, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, and Wells Fargo Securities LLC, as joint lead arrangers; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, Regions Bank, SunTrust Bank, U.S. Bank National Association and Wells Fargo Bank, National Association as documentation agents; and each of the financial institutions a signatory thereto, as lenders.

12.1*	Calculation of Earnings to Fixed Charges.
21.1*	Subsidiaries of Columbia Property Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Ex.	Description
*	Filed herewith.
+	Identifies each management contract or compensatory plan required to be filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 15, 2018	By:	/s/ James A. Fleming
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 15, 2018		/s/ Wendy W. Gill
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Carmen M. Bowser	Independent Director
Carmen M. Bowser		February 15, 2018

/s/ Charles R. Brown	Independent Director
Charles R. Brown		February 15, 2018

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 15, 2018

/s/ John L. Dixon	Independent Director
John L. Dixon		February 15, 2018

/s/ David B. Henry	Independent Director
David B. Henry		February 15, 2018

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 15, 2018

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 15, 2018

/s/ Constance B. Moore	Independent Director
Constance B. Moore		February 15, 2018

/s/ Michael S. Robb	Independent Director
Michael S. Robb		February 15, 2018

/s/ George W. Sands	Independent Director
George W. Sands		February 15, 2018

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 15, 2018

We have served as the Company's auditor since 2008.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2017	2016
Assets:
Real Estate Assets, at Cost:
Land	$825,208	$751,351
Buildings and improvements, less accumulated depreciation of $388,796 and $435,457, as of December 31, 2017 and 2016, respectively	2,063,419	2,121,150
Intangible lease assets, less accumulated amortization of $94,065 and $112,777, as of December 31, 2017 and 2016, respectively	199,260	193,311
Construction in progress	44,742	36,188
Real estate assets held for sale, less accumulated depreciation and amortization of $180,791 as of December 31, 2016	—	412,506
Total real estate assets	3,132,629	3,514,506
Investment in unconsolidated joint ventures	943,242	127,346
Cash and cash equivalents	9,567	216,085
Tenant receivables, net of allowance for doubtful accounts of $0 and $31 as of December 31, 2017 and 2016, respectively	2,128	7,163
Straight-line rent receivable	92,235	64,811
Prepaid expenses and other assets	27,683	24,275
Intangible lease origination costs, less accumulated amortization of $57,465 and $74,578, as of December 31, 2017 and 2016, respectively	42,959	54,279
Deferred lease costs, less accumulated amortization of $26,464 and $22,753, as of December 31, 2017 and 2016, respectively	141,096	125,799
Investment in development authority bonds	120,000	120,000
Other assets held for sale, less accumulated amortization of $34,152 as of December 31, 2016	—	45,529
Total assets	$4,511,539	$4,299,793
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $2,991 and $3,136, as of December 31, 2017 and 2016, respectively	$971,185	$721,466
Bonds payable, net of discount of $1,484 and $1,664 and deferred financing costs of $4,760 and $5,364, as of December 31, 2017 and 2016, respectively	693,756	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	125,002	131,028
Dividends payable	23,961	36,727
Deferred income	18,481	19,694
Intangible lease liabilities, less accumulated amortization of $19,660 and $44,564, as of December 31, 2017 and 2016, respectively	27,218	33,375
Obligations under capital leases	120,000	120,000
Liabilities held for sale, less accumulated amortization of $1,239 as of December 31, 2016	—	41,763
Total liabilities	1,979,603	1,797,025
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 119,789,106 and 122,184,193 shares issued and outstanding as of December 31, 2017 and 2016, respectively	1,198	1,221
Additional paid-in capital	4,487,071	4,538,912
Cumulative distributions in excess of earnings	(1,957,236)	(2,036,482)
Accumulated other comprehensive income (loss)	903	(883)
Total equity	2,531,936	2,502,768
Total liabilities and equity	$4,511,539	$4,299,793

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues:
Rental income	$257,059	$366,186	$436,048
Tenant reimbursements	23,511	69,770	99,655
Hotel income	1,339	22,661	24,309
Asset and property management fee income	3,782	2,122	605
Other property income	3,309	12,804	5,448
	289,000	473,543	566,065
Expenses:
Property operating costs	87,805	154,968	188,078
Hotel operating costs	2,089	18,686	19,615
Asset and property management fee expenses	918	1,415	1,816
Depreciation	80,394	108,543	131,490
Amortization	32,403	56,775	87,128
General and administrative – corporate	34,966	33,876	29,683
General and administrative – unconsolidated joint ventures	1,454	—	—
Acquisition expenses	—	—	3,675
	240,029	374,263	461,485
	48,971	99,280	104,580
Other Income (Expense):
Interest expense	(60,516)	(67,609)	(85,296)
Interest and other income	9,529	7,288	7,254
Loss on interest rate swaps	—	—	(1,110)
Loss on the early extinguishment of debt	(325)	(18,997)	(3,149)
	(51,312)	(79,318)	(82,301)
Income (loss) before income tax, unconsolidated joint ventures, and gains on sales of real estate assets	(2,341)	19,962	22,279
Income tax benefit (expense)	213	(445)	(378)
Income (loss) from unconsolidated joint ventures	2,651	(7,561)	(1,142)
Income before gains on sales of real estate assets	523	11,956	20,759
Gains on sales of real estate assets	175,518	72,325	23,860
Net income	$176,041	$84,281	$44,619
Per-Share Information – Basic:
Net income	$1.45	$0.68	$0.36
Weighted-average common shares outstanding – basic	120,795	123,130	124,757
Per-Share Information – Diluted:
Net income	$1.45	$0.68	$0.36
Weighted-average common shares outstanding – diluted	121,159	123,228	124,847

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Net income	$176,041	$84,281	$44,619
Market value adjustment to interest rate swap	1,786	1,553	(1,570)
Settlement of interest rate swap	—	—	1,102
Comprehensive income	$177,827	$85,834	$44,151

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2014	124,973	$1,249	$4,601,808	$(1,867,611)	$(1,968)	$2,733,478
Repurchases of common stock	(721)	(7)	(16,328)	—	—	(16,335)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	111	1	2,823	—	—	2,824
Distributions to common stockholders ($1.20 per share)	—	—	—	(149,924)	—	(149,924)
Net income	—	—	—	44,619	—	44,619
Market value adjustment to interest rate swap	—	—	—	—	(1,570)	(1,570)
Settlement of interest rate swap	—	—	—	—	1,102	1,102
Balance, December 31, 2015	124,363	1,243	4,588,303	(1,972,916)	(2,436)	2,614,194
Repurchases of common stock	(2,399)	(24)	(52,777)	—	—	(52,801)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	220	2	3,386	—	—	3,388
Distributions to common stockholders ($1.20 per share)	—	—	—	(147,847)	—	(147,847)
Net income	—	—	—	84,281	—	84,281
Market value adjustment to interest rate swap	—	—	—	—	1,553	1,553
Balance, December 31, 2016	122,184	1,221	4,538,912	(2,036,482)	(883)	2,502,768
Repurchases of common stock	(2,682)	(26)	(57,602)	—	—	(57,628)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	287	3	5,761	—	—	5,764
Distributions to common stockholders ($0.80 per share)	—	—	—	(96,795)	—	(96,795)
Net income	—	—	—	176,041	—	176,041
Market value adjustment to interest rate swap	—	—	—	—	1,786	1,786
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$176,041	$84,281	$44,619
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(32,737)	(21,875)	(16,632)
Depreciation	80,394	108,543	131,490
Amortization	31,907	52,530	78,000
Noncash interest expense	3,009	3,549	4,335
Loss on early extinguishment of debt	325	18,997	3,149
Gain on interest rate swaps	—	—	(1,532)
Gains on sales of real estate assets	(175,518)	(72,325)	(23,860)
Loss (income) from unconsolidated joint ventures	(2,651)	7,561	1,142
Distributions of earnings from unconsolidated joint ventures	3,681	—	—
Stock-based compensation expense	7,580	4,558	3,548
Changes in Assets and Liabilities, Net of Acquisitions and Dispositions:
Decrease (increase) in tenant receivables, net	4,222	4,251	(4,414)
Decrease (increase) in prepaid expenses and other assets	(1,754)	5,533	(2,155)
Increase (decrease) in accounts payable and accrued expenses	(28,133)	(1,607)	3,330
Increase (decrease) in deferred income	(4,442)	(905)	2,060
Net cash provided by operating activities	61,924	193,091	223,080
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	737,631	603,732	596,734
Real estate acquisitions	(604,769)	—	(1,062,031)
Deposits	—	10,000	—
Capital improvements and development costs	(86,805)	(39,521)	(83,371)
Deferred lease costs paid	(26,722)	(32,386)	(22,531)
Investments in unconsolidated joint ventures	(369,043)	(16,212)	(5,500)
Distributions in excess of earnings from unconsolidated joint ventures	1,985	—	—
Net cash provided by (used in) investing activities	(347,723)	525,613	(576,699)
Cash Flows From Financing Activities:
Financing costs paid	(1,269)	(3,114)	(9,729)
Prepayments to settle debt and interest rate swap	—	(17,921)	(3,165)
Proceeds from lines of credit and notes payable	783,000	435,000	1,884,000
Repayments of lines of credit and notes payable	(533,427)	(845,460)	(1,854,512)
Proceeds from issuance of bonds payable	—	348,691	349,507
Repayment of bonds payable	—	(250,000)	—
Distributions paid to stockholders	(109,561)	(148,474)	(112,570)
Redemptions of common stock	(59,462)	(53,986)	(17,057)
Net cash provided by (used in) financing activities	79,281	(535,264)	236,474
Net increase (decrease) in cash and cash equivalents	(206,518)	183,440	(117,145)
Cash and cash equivalents, beginning of period	216,085	32,645	149,790
Cash and cash equivalents, end of period	$9,567	$216,085	$32,645
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017, 2016, AND 2015

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through unconsolidated joint ventures. Unless otherwise noted, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of December 31, 2017, Columbia Property Trust owned 19 operating properties, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 9.2 million rentable square feet, and were approximately 96.2% leased as of December 31, 2017.

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

Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. Additionally, Columbia Property Trust capitalizes interest while the development of a real estate asset is in progress. During the years ended December 31, 2017 and 2016, $0.7 million and $0.3 million of interest was capitalized, respectively.
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
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under construction, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, Columbia Property Trust assesses the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following hierarchy of information: (Level 1) recently quoted market prices, (Level 2) market prices for comparable properties, or (Level 3) the present value of future cash flows, including estimated residual value. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2017.
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

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of December 31, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet. As of December 31, 2016, Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak were subject to binding sale contracts and met the other aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheet as of that date. The sale of 5 Houston Center, Energy Center I, and 515 Post Oak closed on January 6, 2017, and the sale of Key Center Tower and Key Center Marriott closed on January 31, 2017 (see Note 3, Real Estate Transactions).
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional details). Columbia Property Trust adopted ASU 2017-01, as described in the Recent Accounting Pronouncements section below, effective October 1, 2017. As a result, transaction costs for properties acquired in the fourth quarter have been capitalized and included in the purchase price allocated for properties acquired in the period. Prior to October 1, 2017, transaction costs were expensed and included in acquisition expense on the accompanying statements of operations.
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

As of December 31, 2017 and 2016, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2017	Gross	$2,481	$149,927	$100,424	$46,878
	Accumulated Amortization	(833)	(70,465)	(57,465)	(19,660)
	Net	$1,648	$79,462	$42,959	$27,218
December 31, 2016	Gross	$10,589	$154,582	$128,857	$77,939
	Accumulated Amortization	(9,305)	(83,254)	(74,578)	(44,564)
	Net	$1,284	$71,328	$54,279	$33,375
During 2017, 2016, and 2015, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ended December 31,
2017	$519	$16,807	$10,124	$6,883
2016	$2,513	$28,718	$17,501	$12,996
2015	$4,412	$45,972	$28,530	$19,345

The remaining net intangible assets and liabilities as of December 31, 2017, excluding amounts held for sale, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ending December 31,
2018	$203	$16,898	$9,566	$6,325
2019	203	14,665	8,651	5,968
2020	203	12,800	7,770	4,535
2021	203	8,112	3,727	1,591
2022	203	6,585	2,708	1,287
Thereafter	633	20,402	10,537	7,512
	$1,648	$79,462	$42,959	$27,218
Weighted-average amortization period	8 years	5 years	5 years	6 years
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have positive or negative value associated with effective contractual rental rates that are above or below market rates at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $140.9 million as of December 31, 2017 and 2016, net of accumulated amortization of $22.8 million and $20.2 million as of December 31, 2017 and 2016, respectively. Columbia Property Trust recognized amortization expense related to these assets of approximately $2.5 million for 2017, 2016, and 2015.
As of December 31, 2017, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the Years Ending December 31:
2018	$2,549
2019	2,549
2020	2,549
2021	2,549
2022	2,549
Thereafter	105,405
$118,150
Weighted-average amortization period	47 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2017 and 2016.
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

Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses in the accompanying consolidated statements of operations of approximately $26,000 and $289,000 for 2017 and 2016, respectively.
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
Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, unamortized deferred financing costs related to the line of credit (the "Revolving Credit Facility"), interest rate swaps (when in an asset position), certain corporate assets, hotel inventory, and deferred tax assets. Prepaid expenses are recognized over the period to which the good or service relates. Other assets are written off when the asset no longer has future value, or when the company is no longer obligated for the corresponding liability.
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Deferred financing costs, except for costs related to the Revolving Credit Facility, are presented as a direct reduction to the carrying amount of the related debt for all periods presented. Deferred financing costs related to the Revolving Credit Facility are included in prepaid expenses and other assets. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2017, 2016, and 2015 of approximately $2.8 million, $3.3 million, and $4.4 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include costs incurred to procure leases that are paid to third parties or tenants, and incentives that are provided to tenants under the terms of their leases.  These costs are capitalized and amortized on a straight-line basis over the terms of the lease.  Amortization of third-party leasing costs is reflected as amortization expense, and amortization of lease incentives is reflected as an adjustment to rental income. During 2017, 2016, and 2015, Columbia Property Trust recognized amortization expense for deferred lease costs of $5.2 million, $9.3 million, and $8.9 million, respectively. During 2017, 2016, and 2015, Columbia Property Trust recognized adjustments to rental income for amortization of deferred lease costs of $3.3 million, $3.9 million, and $3.7 million, respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period. As of December 31, 2017 and 2016, deferred lease costs includes $68.4 million and $69.0 million, respectively, in unamortized lease incentives for a lease at the 222 East 41st Street Property, which will continue to be amortized to rental income over the approximately 30-year remaining lease term.
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
Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures
Accounts payable, accrued expenses, and accrued capital expenditures primarily include payables related to property operations, capital projects, and interest rate swaps (when in a liability position). As of December 31, 2017 and 2016, accounts payable, accrued expenses, and accrued capital expenditures includes approximately $54.7 million and $69.0 million in lease incentives related to a lease at the 222 East 41st Street Property.
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
As described in the Deferred Financing Costs section above, line of credit and notes payable is presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $3.0 million and $3.1 million as of December 31, 2017 and December 31, 2016, respectively.
Bonds Payable
In August 2016, Columbia Property Trust issued $350 million of its 10-year unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"). In March 2015, Columbia Property Trust issued $350.0 million of its 10-year unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"). The discount on the 2026 Bonds Payable and the 2025 Bonds Payable is amortized to interest expense over the term of the bonds using the effective-interest method.
As described in the Deferred Financing Costs section above, bonds payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $4.8 million and $5.4 million as of December 31, 2017 and December 31, 2016, respectively.
Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized the repurchases of its common stock, par value $0.01 per share, subject to certain limitations, as described in Note 8, Equity. Columbia Property Trust expects to acquire shares primarily through open market transactions, subject to market conditions and other factors. As of December 31, 2017, $194.8 million remains available for repurchases under the current stock repurchase program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. See Note 8, Equity, for additional details.
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
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of the effective portion of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income, while changes in the fair value of the ineffective portion of a hedge, if any, is recognized currently in earnings. Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment.
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2017 and 2016 (in thousands):

		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2017	2016
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$903	$—
Interest rate contracts	Accounts payable	$—	$(882)
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

	Years Ended December 31,
	2017	2016	2015
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,786	$1,553	$(1,570)
Loss on interest rate swap recognized through earnings	$—	$—	$(1,110)
In July 2015, Columbia Property Trust paid $1.1 million to settle the interest rate swap on a $450 million term loan, which is reflected in earnings. During the periods presented, there was no other hedge ineffectiveness required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Revenue Recognition
All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Management fees earned by Columbia Property Trust for services provided to certain of its unconsolidated joint ventures are recorded as asset and property management fee income during the period in which such services are provided. Lease termination fees are recorded as other property income and recognized on a straight-line basis from when Columbia Property Trust receives notification of termination through the date the tenant has lost the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement.
In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements with various sellers, whereby the sellers are obligated to pay rent pertaining to certain nonrevenue-producing spaces either at the time of, or subsequent to, the property acquisition. These master leases were established at the time of acquisition to mitigate the potential negative effects of lost rental revenues and expense reimbursement income. Columbia Property Trust records payments received under master lease agreements as a reduction of the basis of the underlying property rather than rental income. There were no proceeds received from master leases during 2017, 2016, or 2015.
Prior to disposition on January 31, 2017, Columbia Property Trust owned the Key Center Marriott, a full-service hotel, through a taxable REIT subsidiary. Revenues derived from the operations of the hotel include, but are not limited to, revenues from rental of rooms, food and beverage sales, telephone usage, and other service revenues. Revenue was recognized when rooms were occupied, when services performed, and when products were delivered.

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
Segment Information
As of December 31, 2017, Columbia Property Trust's reportable segments are determined based on the geographic markets in which it has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties (see Note 14, Segment Information).
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
Recent Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update 2017-12, Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). ASU 2017-12 aligns reporting requirements for hedging relationships with risk management activities and simplifies the application of hedge accounting. ASU 2017-12 eliminates the concept of recognizing periodic hedge ineffectiveness for cash flow hedges and allows for ongoing qualitative, rather than quantitative, testing of hedge effectiveness. ASU 2017-12 will be effective for Columbia Property Trust on January 1, 2019, with early adoption permitted. Columbia Property Trust elected to early adopt ASU 2017-12 effective December 1, 2017. The adoption of ASU 2017-12 resulted in a simplified process to determine the ongoing effectiveness of its cash flow hedge with no material impact on its consolidated financial statements or other disclosures.
In February 2017, the FASB issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which will apply to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 will require Columbia Property Trust to measure its residual joint venture interest in the properties transferred to unconsolidated joint ventures at fair value as of the transaction date by recognizing a gain or loss on 100% of the asset transferred (i.e. to fully step-up the basis of the residual investment in the joint venture). Columbia Property Trust will adopt the new rule effective January 1, 2018 on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the original gain or loss as of the respective transaction dates, adjusted to reflect the impact of depreciating the additional step-ups through January 1, 2018. The adoption of this standard will result in an increase to investment in unconsolidated joint ventures and equity by $357.8 million for the investments in the Market Square, 333 Market Street, and University Circle properties.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Clarifying the Definition of a Business ("ASU 2017-01"), which provides a more narrow definition of a business to be used in determining the accounting treatment of acquisitions. As a result, under the new standard, many acquisitions previously classified as business combinations will be treated as asset acquisitions. For asset acquisitions, unlike business combinations, transaction costs may be capitalized, and purchase price may be allocated on a relative fair-value basis. Columbia Property Trust elected to early adopt ASU 2017-01 as of October 1, 2017. As a result, transaction costs of $2.2 million were capitalized during the fourth quarter related to the acquisitions of 245-249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue. See Note 3, Real Estate Transactions, for more information about these acquisitions.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. The new standard requires lessors to account for leases, using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 will be effective for Columbia Property Trust on January 1, 2019 and supersedes previous leasing standards. Columbia Property Trust is primarily a lessor and is monitoring additional clarification regarding the treatment of certain features of its lease agreements that might be classified as non-lease components. Columbia Property Trust is also a lessee, primarily on ground leases, and it is evaluating the impact of ASU 2016-02 on accounting for such leases.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases. ASU 2014-09 will require companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. Columbia Property Trust expects the new standard to apply primarily to fees earned from managing properties owned by its unconsolidated joint ventures and certain parking agreements. Revenues for such services represented $6.7 million, $3.6 million, and $1.8 million, or 2.3%, 0.8%, and 0.3% of total revenues, for the years ended December 31, 2017, 2016, and 2015, respectively. Revenues derived from leases, which are excluded from ASU 2014-09 represented $281.0 million, $447.3 million, and $539.9 million, or 97.2%, 94.5%, and 95.4% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Given the structure of the asset and property management agreements currently in place with unconsolidated joint ventures and the parking agreements currently in place with existing tenants, Columbia Property Trust does not expect ASU 2014-09 to materially impact the timing or amount of revenue recognition; however, Columbia Property Trust will be required to provide more extensive disclosures about its revenue streams and contracts with customers. ASU 2014-09 was effective for Columbia Property Trust on January 1, 2018. Columbia Property Trust will use the modified retrospective approach of adoption, which will result in the recognition of a cumulative effect adjustment to equity, with no retrospective adjustments to prior periods.

3.	Real Estate Transactions
Acquisitions
During 2017, 2016, and 2015, Columbia Property Trust acquired the following properties and partial interests in properties:

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
2017
149 Madison Avenue	New York, NY	November 28, 2017	100.0%	$87,700
1800 M Street	Washington, D.C.	October 11, 2017	55.0%	$231,550	(2)
245-249 West 17th Street & 218 West 18th Street	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue	New York, NY	July 6, 2017	49.5%	$108,900	(2)
2015
229 West 43rd Street	New York NY	August 4, 2015	100.0%	$516,000
116 Huntington Avenue	Boston, MA	January 8, 2015	100.0%	$152,000
315 Park Avenue South & 1881 Campus Commons	New York, NY & Reston, VA	January 7, 2015	100.0%	$436,000

(1)	Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly-owned properties.

(2)	Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures.
149 Madison Avenue
149 Madison Avenue is a 12-story, 127,000-square-foot office building, which was vacant at the time of acquisition. Columbia Property Trust acquired 149 Madison Avenue subject to a ground lease which expired in January 2018. Columbia Property Trust plans to redevelop this property. For the period from November 28, 2017 to December 31, 2017, Columbia Property Trust recognized $10,300 of revenues and net income of $9,200 from 149 Madison Avenue.
1800 M Street Joint Venture
Columbia Property Trust entered a new joint venture partnership with Allianz Real Estate of America LLC ("Allianz"), which simultaneously acquired 1800 M Street, a 10-story, 581,000-square-foot office building in Washington, D.C., that is 94% leased, for a total of $421.0 million (the "1800 M Street Joint Venture"). Columbia Property Trust owns a 55% interest in the 1800 M Street Joint Venture, and Allianz owns the remaining 45%.
245-249 West 17th Street & 218 West 18th Street
245-249 West 17th Street is made up of two interconnected 12- and six-story towers, totaling 281,000 square feet of office and retail space and 218 West 18th Street is a 12-story, 166,000-square-foot office building. As of the acquisition date, 245-249 West 17th Street was 100% leased to four tenants, including Twitter, Inc. (76%) and Room & Board, Inc. (21%); and, as of the acquisition date, 218 West 18th Street was 100% leased to seven tenants, including Red Bull North America, Inc. (25%), Company 3 (18%), SY Partners (16%), and SAE (16%). For the period from October 11, 2017 to December 31, 2017, Columbia Property Trust recognized revenues of $5.9 million and a net income of $1.8 million from 245-249 West 17th Street, and revenues of $3.0 million and net income of $0.8 million from 218 West 18th Street.
114 Fifth Avenue Joint Venture
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
229 West 43rd Street
On August 4, 2015, Columbia Property Trust acquired the 481,000-square-foot office portion of the 229 West 43rd Street, a 16-story, 732,000-square-foot building located in the Times Square sub-market of Manhattan in New York, New York, for $516.0 million, exclusive of transaction costs and purchase price adjustments. As of the acquisition date, the 229 West 43rd Street Building was 98.0% leased to nine tenants, including Yahoo! (40%), Snapchat (13%), Collective, Inc. (12%), and MongoDB (10%). For the period from August 4, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $15.3 million and net income of $2.2 million from the 229 West 43rd Street. The net income includes acquisition expenses of $1.7 million.
116 Huntington Avenue
On January 8, 2015, Columbia Property Trust acquired 116 Huntington Avenue, a 271,000-square-foot office building in Boston, Massachusetts, for $152.0 million, inclusive of capital credits. As of the acquisition date, the 116 Huntington Avenue Building was 78.0% leased to 17 tenants, including American Tower (21%), GE Healthcare (13%), and Brigham and Women's (12%). For the period from January 8, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $11.3 million and a net loss of $0.7 million from the 116 Huntington Avenue. The net loss includes acquisition expenses of $0.3 million.
315 Park Avenue South Building & 1881 Campus Commons Building
On January 7, 2015, Columbia Property Trust acquired a portfolio of two assets, which included 315 Park Avenue South, a 327,000-square-foot office building in New York, New York, and 1881 Campus Commons, a 244,000-square-foot office building in Reston, Virginia. This portfolio was acquired for $436.0 million, exclusive of transaction costs and purchase price adjustments.
As of the acquisition date, the 315 Park Avenue South was 94.9% leased to nine tenants, including Credit Suisse (74%). For the period from January 7, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $25.1 million and a net loss of $6.6 million from the 315 Park Avenue South. The net loss includes acquisition expenses of $1.2 million.
As of the acquisition date, the 1881 Campus Commons was 78.0% leased to 15 tenants, including SOS International (15%) and Siemens (12%). For the period from January 7, 2015 to December 31, 2015, Columbia Property Trust recognized revenues of $5.8 million and a net loss of $1.3 million from the 1881 Campus Commons. The net loss includes acquisition expenses of $0.5 million. Columbia Property Trust sold 1881 Campus Commons on December 10, 2015, as described in the Dispositions section below.
Purchase Price Allocations for Consolidated Property Acquisitions:

	149 Madison Avenue	245-249 West 17th Street	218 West 18th Street	229 West 43rd Street	116 Huntington Avenue	315 Park Avenue South	1881 Campus Commons
Location	New York, NY	New York, NY	New York, NY	New York, NY	Boston, MA	New York, NY	Reston, VA
Date Acquired	November 28, 2017	October 11, 2017	October 11, 2017	August 4, 2015	January 8, 2015	January 7, 2015	January 7, 2015
Purchase Price:
Land	$59,112	$113,149	$43,836	$207,233	—	$119,633	$7,179
Building and improve-ments	28,989	194,109	126,957	265,952	108,383	232,598	49,273
Intangible lease assets	—	27,408	12,120	27,039	7,907	16,912	4,643
Intangible below market ground lease assets	—	—	—	—	30,244	—	—
Intangible lease origin- ation costs	—	13,062	4,168	10,059	2,669	4,148	1,603
Intangible below market lease liability	—	(7,131)	(11,757)	—	(1,878)	(7,487)	(97)
Total purchase price	$88,101	$340,597	$175,324	$510,283	147,325	$365,804	$62,601
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information:
The following unaudited pro forma statements of operations presented for 2017, 2016, and 2015, have been prepared for Columbia Property Trust to give effect to the acquisitions of 245-249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016; and 315 Park Avenue South, 1881 Campus Commons, 116 Huntington Avenue,

and 229 West 43rd Street as if the acquisitions had occurred on January 1, 2014. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2016 and January 1, 2014 (in thousands):

	2017	2016	2015
Revenues	$319,064	$511,306	$582,699
Net income	$183,318	$93,537	$46,363
Net income per share – basic	$1.51	$0.76	$0.37
Net income per share – diluted	$1.51	$0.76	$0.37
Dispositions
During 2017, 2016, and 2015, Columbia Property Trust sold the following properties and partial interest in properties:

Property	Location	Date	% Sold		Sales Price(1) (in thousands)		Gain (Loss) on Sale (rounded, in thousands)
2017
University Circle & 333 Market Street(2)	San Francisco, CA	July 6, 2017	22.5%	(3)	$234,000	(2)(3)	$102,400
Key Center Tower & Marriott(4)	Cleveland, OH	January 31, 2017	100.0%		$267,500		$9,500
Houston Properties(5)	Houston, TX	January 6, 2017	100.0%		$272,000		$63,700
2016
SanTan Corporate Center	Phoenix, AZ	December 15, 2016	100.0%		$58,500		$9,800
Sterling Commerce	Dallas, TX	November 30, 2016	100.0%		$51,000		$12,500
9127 South Jamaica Street	Denver, CO	October 12, 2016	100.0%		$19,500		$—	(6)
80 Park Plaza	Newark, NJ	September 30, 2016	100.0%		$174,500		$21,600
9189, 9191 & 9193 South Jamaica Street	Denver, CO	September 22, 2016	100.0%		$122,000		$27,200
800 North Frederick	Suburban, MD	July 8, 2016	100.0%		$48,000		$2,100
100 East Pratt(7)	Baltimore, MD	March 31, 2016	100.0%		$187,000		$(300)
2015
1881 Campus Commons(8)	Reston, VA	December 10, 2015	100.0%		$65,000		$500
Market Square(9)	Washington, D.C.	October 28, 2015	49.0%		$291,600	(9)	$3,100
11 Property Sale(10)	Various(10)	July 1, 2015	100.0%		$433,300		$20,200

(1)	Exclusive of transaction costs and price adjustments.

(2)
Sales price is for the partial interests in the properties that were sold. Columbia Property Trust contributed the 333 Market Street building and the University Circle property to joint ventures, and simultaneously sold a 22.5% interest in those joint ventures for $234.0 million to Allianz, an unrelated third party (collectively, the "San Francisco Joint Ventures").

(3)
On February 1, 2018, Allianz acquired another 22.5% interest in each of the San Francisco Joint Ventures at an aggregate price of $235.3 million, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. These proceeds were used to reduce the balance on the $300 Million Bridge Loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

(4)
Key Center Tower & Marriott were sold in one transaction for $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated net income of $14.5 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively; and a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.

(5)
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction. These properties generated net income of $11.1 million and $12.9 million for the years ended December 31, 2016 and 2015, respectively; and a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.

(6)	Columbia Property Trust recorded a de minimus loss on the sale of 9127 South Jamaica Street.

(7)	The net sale proceeds of $159.4 million from 100 East Pratt were used to repay the $119.0 million remaining on the 2015 Bridge Loan on April 1, 2016.

(8)	The net proceeds from the sale of 1881 Campus Commons were used to reduce the outstanding balance of the 2015 Bridge Loan.

(9)
Sale price is for our partial interest in the property. On October 28, 2015, Columbia Property Trust transferred the Market Square properties, valued at $595.0 million and subject to a $325.0 million mortgage note, to a joint venture and sold a 49% interest in that joint venture to Blackstone Property Partners for net proceeds of approximately $120.0 million. Columbia Property Trust retains a 51% interest in the Market Square Joint Venture. See Note 4, Unconsolidated Joint Ventures, for additional information.

(10)
Columbia Property Trust closed on the sale of 11 properties on July 1, 2015 (the "11 Property Sale"). The 11 Property Sale included 170 and 180 Park Avenue in Northern New Jersey; 1580 West Nursery Road in Baltimore; Acxiom, Highland Landmark III, The Corridors III, 215 Diehl Road, 544 Lakeview, and Bannockburn Lake III in Chicago; and Robbins Road and 550 King Street in Boston. The proceeds for 10 of the properties were available on July 1, 2015, and the remaining proceeds were available on August 3, 2015. For the period from January 1, 2015 through July 1, 2015, the aggregate net income, excluding the gain on sale, for the properties included in the 11 Property Sale was $6.5 million; and for the year ended December 31, 2015, the net income for the properties included in the 11 Property Sale was $3.0 million, excluding the gain on sale.

4.    Unconsolidated Joint Ventures
As of December 31, 2017 and December 31, 2016, Columbia Property Trust owns interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment
Joint Venture(1)	Property Name	Geographic Market	Ownership Interest		December 31, 2017	December 31, 2016
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$128,411	$127,346
University Circle Joint Venture	University Circle	San Francisco	77.5%	(2)	173,798	—
333 Market Street Joint Venture	333 Market Street	San Francisco	77.5%	(2)	288,236	—
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%		110,311	—
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%		242,486	—
					$943,242	$127,346

(1)	See Note 3, Real Estate Transactions, for a description of the formation of these joint ventures.

(2)
On February 1, 2018, Allianz acquired from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%.

Columbia Property Trust has determined that each of the joint ventures do not qualify as variable interest entities.  However, Columbia Property Trust and its partners have substantive participation rights in the joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, the investment in the joint ventures is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investment in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other-than-temporarily impaired as of December 31, 2017.
Mortgage Debt and Related Guaranty
The Market Square Joint Venture is the only joint venture with mortgage debt. As of December 31, 2017 and December 31, 2016, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $11.2 million as of December 31, 2017 from $16.1 million as of December 31, 2016, as a result of leasing at the property. The amount of the guaranty will continue to be reduced as space is leased.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity(1)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Market Square Joint Venture	$590,115	$587,344	$324,708	$324,656	$244,506	$242,802
University Circle Joint Venture	227,368	—	—	—	221,154	—
333 Market Street Joint Venture	385,297	—	—	—	368,994	—
114 Fifth Avenue Joint Venture	392,486	—	—	—	170,525	—
1800 M Street Joint Venture	458,964	—	—	—	438,227	—
	$2,054,230	$587,344	$324,708	$324,656	$1,443,406	$242,802

(1)
There is an aggregate basis difference of $32.0 million, which represents the differences between the historical costs recorded at the joint venture level, and Columbia Property Trust's investment in the joint ventures and results from differences in the timing of each partner's interest acquisition and formation costs incurred by Columbia Property Trust. The basis difference is being amortized to income (loss) from unconsolidated joint ventures over the lives of the related assets or liabilities.

Summarized income statement information for the unconsolidated joint ventures for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Total Revenues			Net Income (Loss)			Columbia Property Trust's Share of Net Income (Loss)
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Market Square Joint Venture	$41,749	$41,230	$7,962	$(15,192)	$(14,825)	$(2,239)	$(7,747)	$(7,561)	$(1,142)
University Circle Joint Venture	19,386	—	—	9,826	—	—	7,561	—	—
333 Market Street Joint Venture	12,971	—	—	6,948	—	—	5,331	—	—
114 Fifth Avenue Joint Venture	20,133	—	—	(4,885)	—	—	(2,820)	—	—
1800 M Street Joint Venture	8,005	—	—	619	—	—	326	—	—
	$102,244	$41,230	$7,962	$(2,684)	$(14,825)	$(2,239)	$2,651	$(7,561)	$(1,142)
Property and Asset Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the years ended December 31, 2017, 2016, and 2015, Columbia Property Trust earned the following fees from these unconsolidated joint ventures:

	2017	2016	2015
Market Square Joint Venture	$1,998	$2,122	$213
University Circle Joint Venture	1,000	—	—
333 Market Street Joint Venture	367	—	—
1800 M Street Joint Venture	417	—	—
	$3,782	$2,122	$213
Columbia Property Trust also received reimbursements of property operating costs of $2.0 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively, and none for the year ended December 31, 2015, which are included in other property income revenues in the accompanying consolidated statements of operations. Property management fees of $0.4 million, and $0.1 million, respectively, were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively.

5.	Line of Credit and Notes Payable
As of December 31, 2017 and 2016, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2017		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2017	2016
$300 Million Term Loan	LIBOR + 110 bp	(1)	Interest only	7/31/2020	$300,000	$300,000
$300 Million Bridge Loan	LIBOR + 110 bp	(2)	Interest only	11/27/2018	300,000	—
Revolving Credit Facility	LIBOR + 100 bp	(3)	Interest only	7/31/2019	152,000	—
$150 Million Term Loan	LIBOR + 110 bp	(4)	Interest only	7/29/2022	150,000	150,000
263 Shuman Boulevard Building mortgage note(5)	10.55%		Interest only	7/1/2017	49,000	49,000
One Glenlake Building mortgage note	5.80%		Term debt	12/10/2018	23,176	26,315
650 California Street Building mortgage note	3.60%		Term debt	7/1/2019	—	126,287
221 Main Building mortgage note	3.95%		Interest only	5/10/2017	—	73,000
Less: Deferred financing costs related to term loans, bridge loan, and mortgage notes payable					(2,991)	(3,136)
Total indebtedness					$971,185	$721,466

(1)
The $300 Million Term Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on Columbia Property Trust's applicable credit rating.

(2)
The $300 Million Bridge Loan bears interest, at Columbia Property Trust's option, at LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on Columbia Property Trust's applicable credit rating.

(3)
Borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR-based borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on Columbia Property Trust's applicable credit rating.

(4)
Columbia Property Trust is party to an interest rate swap agreement with a notional amount of $150.0 million, which effectively fixes its interest rate on the $150 Million Term Loan, as further described below, at 3.07% and terminates on July 29, 2022. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in the fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.

(5)
The OfficeMax lease at 263 Shuman Boulevard expired in May 2017, and the mortgage note matured in July 2017. Columbia Property Trust is working with the special-servicer to effect the transfer of the property to the lender in settlement of the loan principal, accrued interest expense and accrued property operating expenses. In the third and fourth quarters of 2017, Columbia Property Trust accrued related interest expense of $2.6 million at the default rate of 10.55%, and property operating expenses of $0.9 million, primarily related to property taxes and repairs and maintenance.

$300 Million Bridge Loan
On November 27, 2017, Columbia Property Trust entered into a $300.0 million, one-year, unsecured loan with a syndicate of banks led by JPMorgan Chase Bank, N.A. (the "$300 Million Bridge Loan"). The proceeds from the $300 Million Bridge were used to repay borrowings under the Revolving Credit Facility, which were used to fund real estate acquisitions. At Columbia Property Trust's option, borrowings under the $300 Million Bridge Loan bear interest at either (i) an alternate base rate, plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.75% or (ii) LIBOR, plus an applicable margin based on five stated pricing levels ranging from 0.90% to 1.75%, in each case based on Columbia Property Trust's credit rating. The $300 Million Bridge Loan provides for one six-month extension option to May 24, 2019, subject to certain fees and the satisfaction of certain other conditions.
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

Debt Covenants
The $300 Million Term Loan, the $300 Million Bridge Loan, the $150 Million Term Loan, and the Revolving Credit Facility (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants in the Debt Facilities:

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
As of December 31, 2017, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit and notes payable as of December 31, 2017 and 2016, was approximately $975.3 million and $728.5 million, respectively. The related carrying value of the line of credit and notes payable as of December 31, 2017 and 2016, was $974.2 million and $724.6 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (Level 3).
Interest Paid and Capitalized
As of December 31, 2017 and 2016, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable was approximately 3.16% and 3.09%, respectively. Columbia Property Trust made interest payments of approximately $21.5 million, $27.8 million, and $54.0 million during 2017, 2016, and 2015, respectively, of which approximately $0.7 million, $0.3 million, and $0.6 million was capitalized during 2017, 2016, and 2015, respectively.
Debt Repayments and Maturities
During 2017 and 2016 Columbia Property Trust made the following debt repayments:

•
On August 17, 2017, Columbia Property Trust repaid the $124.8 million balance of the 650 California Street building mortgage note, which was originally scheduled to mature on July 1, 2019. Columbia Property Trust recognized a loss on early extinguishment of debt of $0.3 million related to unamortized deferred financing costs.

•
On March 10, 2017, Columbia Property Trust repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on early extinguishment of debt of $45,000 related to unamortized deferred financing costs.

•	On October 3, 2016, a portion of the proceeds from the sale of the 80 Park Plaza Property was used to repay the $99.0 million remaining outstanding balance on the Revolving Credit Facility.

•
On June 30, 2016, Columbia Property Trust used borrowings on the Revolving Credit Facility to repay the $39.0 million SanTan Corporate Center mortgage notes, which were scheduled to mature on October 11, 2016. Columbia Property Trust recognized a loss on early extinguishment of debt of $10,000 related to unamortized deferred financing costs.

•
On April 1, 2016, Columbia Property Trust repaid the $119.0 million remaining on the 2015 Bridge Loan, which was used to finance a portion of the 229 West 43rd Street Building acquisition in August of 2015. The 2015 Bridge Loan was scheduled to mature on August 4, 2016. Columbia Property Trust recognized a loss on early extinguishment of debt of $82,000 related to unamortized deferred financing costs.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit and notes payable as of December 31, 2017 (in thousands):

2018	$323,176
2019	152,000
2020	300,000
2021	—
2022	150,000
Thereafter	—
Total(1)	$925,176

(1)
The $49.0 million 263 Shuman mortgage note is excluded from this table. The mortgage note matured in July 2017. Columbia Property Trust is working with the special-servicer to effect the transfer of the property to the lender in settlement of the loan principal, accrued interest expense, and accrued property operating expenses.

6.	Bonds Payable
On August 12, 2016, Columbia Property Trust OP issued $350 million of 10-year, unsecured 3.650% senior notes, which are guaranteed by Columbia Property Trust, at 99.626% of its face value (the "2026 Bonds Payable"), pursuant to a shelf registration statement. Columbia Property Trust OP received net proceeds from the 2026 Bonds Payable of $346.4 million, which were used to redeem $250.0 million of seven-year, unsecured 5.875% senior notes due April 2018 (the "2018 Bonds Payable"). The 2026 Bonds Payable require semi-annual interest payments in February and August based on a contractual annual interest rate of 3.650%. In the accompanying consolidated balance sheets, the 2026 Bonds Payable are shown net of the initial issuance discount of approximately $1.3 million, which will be amortized to interest expense over the term of the 2026 Bonds Payable using the effective interest method. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, Columbia Property Trust OP issued $350.0 million of 10-year, unsecured 4.150% senior notes, which are guaranteed by Columbia Property Trust, at 99.859% of their face value (the "2025 Bonds Payable"), pursuant to a shelf registration statement. Columbia Property Trust OP received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October based on a contractual annual interest rate of 4.150%. In the accompanying consolidated balance sheets, the 2025 Bonds Payable are shown net of the initial issuance discount of approximately $0.5 million, which will be amortized to interest expense over the term of the 2025 Bonds Payable using the effective interest method. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
During the year ended December 31, 2017, Columbia Property Trust made interest payments of $27.4 million on the 2025 Bonds Payable and 2026 Bonds Payable; and during the year ended December 31, 2016, Columbia Property Trust made interest payments of $28.0 million on the 2025 Bonds Payable and the 2018 Bonds Payable. Interest payments on the 2026 Bonds Payable began in February 2017.
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
As of December 31, 2017, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on its 2026 Bonds Payable and 2025 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2026 Bonds Payable as of December 31, 2017 and 2016, was approximately $702.8 million and $703.1 million, respectively. The related carrying value of the bonds payable, net of discounts, as of December 31, 2017 and 2016, was $698.5 million and $698.3 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2017, no tenants have exercised such options that have not been materially satisfied or recorded as a liability in the accompanying consolidated balance sheets.
Obligations Under Operating Leases
Columbia Property Trust owns three properties that are subject to ground leases with expiration dates of February 28, 2062, December 14, 2077, and July 31, 2099, respectively. The lease expiring on December 14, 2077, has been fully prepaid. Columbia Property Trust also leases space for its corporate office. Columbia Property Trust incurred $2.6 million in rent expense related to such leases in 2017, 2016, and 2015. As of December 31, 2017, the required payments under the terms of the remaining two consolidated ground leases and the corporate office lease are as follows (in thousands):

2018	$3,282
2019	3,360
2020	3,382
2021	3,405
2022	3,587
Thereafter	192,352
Total	$209,368
Obligations Under Capital Leases
The building at Three Glenlake is subject to a capital lease of land. This obligation requires payments equal to the amounts of principal and interest receivable from related investments in development authority bonds, which mature in 2021. The required payments under the terms of the leases are as follows as of December 31, 2017 (in thousands):

2018	$7,200
2019	7,200
2020	7,200
2021	127,200
2022	—
Thereafter	—
148,800
Amounts representing interest	(28,800)
Total	$120,000
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $11.2 million as of December 31, 2017. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of December 31, 2017.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized the repurchase of up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2015 through September 4, 2017 (the "2015 Stock Repurchase Program"). Under the 2015 Stock Repurchase Program, Columbia Property Trust acquired 5.6 million shares at an average price of $21.85 per share, for aggregate purchases of $121.4 million. Columbia Property Trust's board of directors authorized a second stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the year ended December 31, 2017, Columbia Property Trust repurchased 2.7 million shares at an average price of $21.46 per share, for aggregate purchases of $57.6 million under the 2015 Stock Repurchase Program and the 2017 Stock Repurchase Program. As of December 31, 2017, $194.8 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (as amended and restated, the "LTIP"). In May 2017, Columbia Property Trust's shareholders approved the LTIP, and 4.8 million shares are authorized and reserved for issuance under the LTIP.
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
For 2017, Columbia Property Trust modified the structure of awards granted under the LTIP to include both time-based awards and performance-based awards for all participants. For the 2017 time-based awards, Columbia Property Trust issued 139,825 shares of common stock to employees, which will vest ratably on each anniversary of the grant date over the next four years. For the 2017 performance-based awards, Columbia Property Trust granted 193,219 restricted share units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. In addition, Columbia Property Trust granted 45,076 and 92,585 one-time transitional Performance-Based RSUs, which will fully vest at the conclusion of one-year and two-year performance periods, respectively. Upon reaching a predefined performance threshold, the payout of the Performance-Based RSUs will range from 50% to 150% of the Performance-Based RSUs granted, depending on Columbia Property Trust’s total stockholder return relative to the FTSE NAREIT Equity Office Index. All awards are expensed over the vesting period based on their estimated fair values. The fair-value of time-based awards is estimated using the closing stock price on the grant date; and fair values of performance-based awards are estimated using a Monte Carlo valuation method.
The 2018 LTIP awards are consistent with the 2017 LTIP awards. On January 1, 2018, Columbia Property Trust granted 128,486 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2018, Columbia Property Trust granted 176,702 Performance-Based RSUs, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. Consistent with the 2017 plan, the payout of the 2018 Performance-Based RSUs will be determined based on Columbia Property Trust’s total shareholder return relative to the FTSE NAREIT Equity Office Index.

Below is a summary of the shares of stock issued under the LTIP for the years ended December 31, 2017, 2016, and 2015:

	Shares (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested shares as of January 1, 2015	104		$24.82
Granted	123		$24.40
Vested	(74)		$24.60
Forfeited	(2)		$24.56
Unvested shares as of December 31, 2015	151		$24.59
Granted	247		$21.79
Vested	(138)		$23.32
Forfeited	(4)		$21.90
Unvested shares as of December 31, 2016	256		$22.62
Granted	333		$21.59
Vested	(193)		$22.42
Forfeited	(7)		$21.81
Unvested shares as of December 31, 2017	389	(2)	$21.85

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)
As of December 31, 2017, Columbia Property Trust expects approximately 370,000 of the 389,000 unvested shares to ultimately vest, assuming a forfeiture rate of 5%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

A summary of the activity for the Performance-Based RSUs under the LTIP follows:

	Performance-Based RSU Awards (in thousands)		Weighted-Average, Grant-Date Fair Value(1)
Unvested performance-based share awards as of December 31, 2016	—		$—
Granted	331		$18.78
Vested	—		$—
Forfeited	(2)		$19.01
Unvested performance-based share awards as of December 31, 2017	329	(2)	$18.78

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the estimated fair value on the date of grant.

(2)
As of December 31, 2017, Columbia Property Trust expects approximately 303,000 of the 329,000 unvested performance-based restricted share units to ultimately vest, assuming a forfeiture rate of 8%, which was determined based on peer company data, adjusted for the specifics of the LTIP.

Director Stock Grants
In May 2017, Columbia Property Trust began paying its directors' equity retainers on an annual basis for the ensuing period. From January 2014 through January 3, 2017, Columbia Property Trust paid these equity retainers in quarterly installments. The equity retainers vest at the time of grant. A summary of these grants, made under the LTIP, follows:

Date of Grant	Shares	Weighted-Average Grant-Date Fair Value
2017 Director Grants:
January 3, 2017	8,279	$21.58
May 2, 2017	33,581	$22.57
November 27, 2017(1)	1,596	$23.07
2016 Director Grants:
January 4, 2016	7,439	$23.00
April 1, 2016	8,120	$21.89
July 1, 2016	8,158	$21.52
October 3, 2016	7,727	$22.19
2015 Director Grants:
January 2, 2015	5,850	$25.75
April 1, 2015	4,995	$27.16
July 1, 2015	4,144	$24.84
October 1, 2015	4,571	$23.40

(1)	In November 2017, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.
Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2017	2016	2015
Amortization of unvested LTIP awards	$4,098	$2,856	$1,699
Future employee awards(1)	2,509	1,006	1,353
Issuance of shares to independent directors	973	696	496
Total stock-based compensation expense	$7,580	$4,558	$3,548

(1)	Reflects amortization of LTIP awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. There were $8.1 million and $3.2 million of unrecognized compensation costs related to unvested awards under the LTIP as of December 31, 2017 and December 31, 2016, respectively. This amount will be amortized over the respective vesting period, ranging from one year to four years at the time of grant. Effective in 2017, Columbia Property Trust changed from an LTIP measured over a one-year performance period to an LTIP measured over a three-year performance period and, as a result, has issued additional unvested shares in 2017.
Independent Director Stock Option Plan
Columbia Property Trust previously maintained an independent director stock option plan that provides for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). A total of 25,000 shares were authorized and reserved for issuance under the Director Plan, which was suspended in April of 2008. Under the Director Plan, options were granted upon appointment to the board and on each annual meeting date. All options granted under the Director Plan have expired.

A summary of stock option activity under the Director Plan during 2017, 2016, and 2015, follows:

	Number	Exercise Price	Exercisable
Outstanding as of December 31, 2014	3,875	$48.00	3,875
Granted	—
Expired	(2,000)
Outstanding as of December 31, 2015	1,875	$48.00	1,875
Granted	—
Expired	(500)
Outstanding as of December 31, 2016	1,375	$48.00	1,375
Granted	—
Expired	(1,375)
Outstanding as of December 31, 2017	—	$—	—
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
Based on 2017 annualized lease revenue, as defined, none of Columbia Property Trust's tenants represent more than 6% of Columbia Property Trust's portfolio. Tenants in business services, depository institutions, and engineering and management services represent 23%, 11%, and 8%, respectively, of Columbia Property Trust's annualized lease revenue. Columbia Property Trust's properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta. As of December 31, 2017, approximately 38%, 28%, and 14% of Columbia Property Trust's office properties are located in New York, San Francisco, and Washington, D.C., respectively, based on annualized lease revenue.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding lease incentives, as of December 31, 2017, is as follows (in thousands):

2018	$231,641
2019	247,774
2020	243,053
2021	207,919
2022	192,322
Thereafter	1,440,917
Total	$2,563,626
As of December 31, 2017, Columbia Property Trust has recognized lease incentive obligations of $66.3 million, which will be amortized against rental income over the 30-year life of the related lease.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2017, 2016, and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Investment in real estate funded with other assets	$311	$1,442	$27,000
Deposits applied to sales of real estate	$10,000	$—	$—
Other assets assumed upon acquisition	$1,014	$—	$7,785
Other liabilities assumed upon acquisition	$268	$—	$4,765
Real estate assets transferred to unconsolidated joint venture	$558,122	$—	$531,696
Mortgage note transferred to unconsolidated joint venture	$—	$—	$325,000
Other assets transferred to unconsolidated joint venture	$43,700	$—	$37,987
Other liabilities transferred to unconsolidated joint venture	$21,347	$—	$20,595
Discount on issuance of bonds payable	$—	$1,309	$494
Amortization of discounts (premiums) on debt	$180	$267	$(18)
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,786	$1,553	$(1,570)
Accrued capital expenditures and deferred lease costs	$25,069	$15,042	$19,324
Accrued dividends payable	$23,961	$36,727	$37,354
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$5,764	$3,388	$3,548

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2017, 2016, and 2015 (in thousands) follows:

	2017	2016	2015
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$176,041	$84,281	$44,619
Increase (Decrease) in Net Income Resulting From:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	33,918	34,569	81,559
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(38,426)	(26,900)	(13,409)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(6,091)	(9,013)	(6,626)
Gain on interest rate swaps that do not qualify for hedge accounting treatment for financial reporting purposes in excess of amounts for income tax purposes	—	—	(2,633)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	(31)	(261)	5
Income from unconsolidated joint ventures for financial reporting purchases in excess of amount for income tax purposes	13,902	—	—
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(126,770)	(71,701)	(117,857)
Other expenses for financial reporting purposes in excess of amounts for income tax purposes	11,331	(2,707)	14,342
Income tax basis net income, prior to dividends-paid deduction	$63,874	$8,268	$—

As of December 31, 2017, the tax basis carrying value of Columbia Property Trust's total assets was approximately $4.6 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2017	2016	2015
Ordinary income	58.5%	5.6%	—%
Capital gains	—%	—%	—%
Return of capital	41.5%	94.4%	100.0%
Total	100.0%	100.0%	100.0%
As of December 31, 2017, returns for the calendar years 2013 through 2017 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as Columbia Property Trust made distributions in excess of taxable income for the periods presented. Columbia Property Trust is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2017, 2016, and 2015, are as follows:

	Years Ended December 31,
	2017	2016	2015
Federal income tax	$188	$255	$17
State income tax	38	21	25
Total income tax	$226	$276	$42
As of December 31, 2017, Columbia Property Trust had a deferred tax asset of $205,000, and as of December 31, 2016, Columbia Property Trust had a deferred tax liability of $22,000, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

12.    Earnings Per Share

The basic and diluted earnings-per-share computations and net income have been reduced for the dividends paid on unvested shares related to the LTIP grants, as described in Note 8, Equity. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2017	2016	2015
Net income	$176,041	$84,281	$44,619
Distributions paid on unvested shares	(337)	(314)	(185)
Net income used to calculate basic and diluted earnings per share	$175,704	$83,967	$44,434
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2017	2016	2015
Weighted-average common shares – basic	120,795	123,130	124,757
Plus Incremental Weighted-Average Shares From Time-Vested Conversions Less Assumed Share Repurchases:
Previously granted LTIP awards, unvested	116	58	33
Future LTIP awards	248	40	57
Weighted-average common shares – diluted	121,159	123,228	124,847

13.    Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per-share data):

	2017
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenues	$82,156		$74,857	$60,362		$71,625
Net income	$74,722	(1)	$1,133	$101,534	(2)	$(1,348)
Net income per share – basic	$0.61		$0.01	$0.84		$(0.01)
Net income per share – diluted	$0.61		$0.01	$0.84		$(0.01)
Dividends declared per share	$0.20		$0.20	$0.20		$0.20

	2016
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$126,579	$127,930		$113,266		$105,768
Net income	$6,697	$13,286	(3)	$36,898	(4)	$27,400	(5)
Net income per share – basic	$0.05	$0.11		$0.30		$0.22
Net income per share – diluted	$0.05	$0.11		$0.30		$0.22
Dividends declared per share	$0.30	$0.30		$0.30		$0.30

(1)	Net income for the first quarter of 2017 includes gains on sales of real estate assets of $73.2 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

(2)	Net income for the third quarter of 2017 includes gains on sales of real estate assets of $102.4 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

(3)	Net income for the second quarter of 2016 includes an early termination payment at 222 East 41st Street of $6.2 million.

(4)
Net income for the third quarter of 2016 includes gains on sales of real estate assets of $50.4 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions; partially offset by losses on early extinguishment of debt of $18.9 million related to the early repayment of the 2018 Bonds Payable.

(5)	Net income for the fourth quarter of 2016 includes gains on sales of real estate assets of $22.2 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

14. Segment Information
Columbia Property Trust establishes operating segments at the property level, and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of December 31, 2017, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material inter-segment transactions.
Net operating income ("NOI") is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
Asset information and capital expenditures by segment are not reported because Columbia Property Trust does not use these measures to assess performance. Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.
The following table presents property operating revenues by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
New York(1)	$123,280	$117,235	$97,643
San Francisco(2)	105,550	109,995	112,696
Atlanta	37,803	36,742	35,715
Washington, D.C.(3)	36,934	33,024	62,766
Boston	11,559	11,796	20,895
Los Angeles	7,462	7,443	7,588
All other office markets	21,460	152,858	207,367
Total office segments	344,048	469,093	544,670
Hotel	1,328	22,958	24,583
Corporate(4)	579	397	267
Total	$345,955	$492,448	$569,520

(1)
Includes operating revenues for 49.5% of 114 Fifth Avenue based on Columbia Property Trust's ownership interest, from July 6, 2017 through December 31, 2017. These operating revenues are included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)
Includes operating revenues for 100.0% of 333 Market Street and University Circle through July 5, 2017. Includes operating revenues for 77.5% of 333 Market Street and University Circle based on Columbia Property Trust's ownership interest, from July 6, 2017 through December 31, 2017, which are included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(3)
Includes operating revenues for 100.0% of Market Square through October 28, 2015. Includes operating revenues for 51.0% of the Market Square buildings based on Columbia Property Trust's ownership interest, from October 28, 2015 through December 31, 2017; and includes operating revenues for 55.0% of 1800 M Street based on Columbia Property Trust's ownership interest, from October 11, 2017 through December 31, 2017, which are included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(4)	The amounts for 2016 and 2015 have been adjusted to conform with 2017 presentation by removing asset and property management fee income.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Total revenues	$289,000	$473,543	$566,065
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	60,737	21,027	4,060
Asset and property management fee income(2)	(3,782)	(2,122)	(605)
Total property operating revenues	$345,955	$492,448	$569,520

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.
The following table presents net operating income by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
New York(1)	$73,893	$70,038	$54,692
San Francisco(2)	76,163	80,529	83,826
Atlanta	33,603	32,939	31,912
Washington, D.C.(3)	18,496	16,372	36,958
Boston	5,380	5,114	12,519
Los Angeles	4,529	4,523	4,853
All other office markets	18,550	92,756	129,199
Total office segments	230,614	302,271	353,959
Hotel	(913)	3,988	4,593
Corporate(4)	(826)	(158)	(586)
Total	$228,875	$306,101	$357,966

(1)
Includes net operating income for 49.5% of 114 Fifth Avenue based on Columbia Property Trust's ownership interest, from July 6, 2017 through December 31, 2017. This net operating income is included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)
Includes net operating income for 100.0% of 333 Market Street and University Circle through July 5, 2017. Includes net operating income for 77.5% of 333 Market Street and University Circle based on Columbia Property Trust's ownership interest, from July 6, 2017 through December 31, 2017, which is included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(3)
Includes net operating income for 100.0% of Market Square through October 28, 2015. Includes net operating income for 51.0% of the Market Square buildings based on Columbia Property Trust's ownership interest, from October 28, 2015 through December 31, 2017; and includes net operating income for 55.0% of 1800 M Street based on Columbia Property Trust's ownership interest, from October 11, 2017 through December 31, 2017. This net operating income is included in equity in income (loss) of unconsolidated joint ventures in the accompanying consolidated statements of operations.

(4)	The amounts for 2016 and 2015 have been adjusted to conform with 2017 presentation by removing asset and property management fee income.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Net income	$176,041	$84,281	$44,619
Depreciation	80,394	108,543	131,490
Amortization	32,403	56,775	87,128
General and administrative – corporate	34,966	33,876	29,683
General and administrative – joint venture	1,454	—	—
Real estate acquisition costs	—	—	3,675
Net interest expense	58,187	67,538	85,265
Interest income from development authority bonds	(7,200)	(7,200)	(7,200)
Interest rate swap valuation adjustment	—	—	(2,634)
Interest expense associated with interest rate swap	—	—	2,642
Settlement of interest rate swap	—	—	1,102
Loss on early extinguishment of debt	325	18,997	3,149
Income tax expense	(213)	445	378
Asset and property management fee income	(3,782)	(2,122)	(605)
Adjustments included in loss from unconsolidated joint venture	31,818	17,293	3,134
Gains on sales of real estate assets	(175,518)	(72,325)	(23,860)
Net operating income	$228,875	$306,101	$357,966
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Columbia Property Trust has corrected the presentation of intercompany cash transfers between the REIT Parent and its subsidiaries in the consolidating statements of cash flow. Instead of showing one amount for intercompany transfers between each entity group, intercompany transfers are broken out by cash flow type (i.e. operating, investing, and financing) for all periods presented, consistent with the equity method of accounting. All such changes are eliminated in consolidation, and therefore do not impact Columbia Property Trust's consolidated financial statement totals. Management has concluded that the effect of this correction is not material to the consolidated financial statements. This change had the following impact to the condensed consolidating statement of cash flows for the years ended December 31, 2016:  increase to operating cash flows for the parent and issuer of $53.1 million and $136.7 million, respectively; and increase (decrease) in investing cash flows for the parent, issuer, and non-guarantors of $(281.8) million, $568.5 million and $603.7 million, respectively; and increase (decrease) in financing cash flows for the parent, issuer, and non-guarantors of $228.7 million, $(705.2) million, and $(603.7) million, respectively. This change had the following impact to the condensed consolidating statement of cash flows for the years ended December 31, 2015:  increase to operating cash flows for the parent of $15.7 million; and increase (decrease) in investing cash flows for the parent, issuer, and non-guarantors of $1,045.9 million, $(145.3) million and $(468.0) million, respectively; and increase (decrease) in financing cash flows for the parent, issuer, and non-guarantors of $(1,061.6) million, $145.3 million and $468.0 million, respectively. The impact to individual financial statement captions within the condensed consolidating statement of cash flows is footnoted below.
Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31, 2017 and 2016 (in thousands), as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2017, 2016, and 2015 (in thousands); and its condensed consolidating statements of cash flows for 2017, 2016, and 2015 (in thousands).
Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real Estate Assets, at Cost:
Land	$—	$—	$825,208	$—	$825,208
Buildings and improvements, net	—	2,110	2,061,309	—	2,063,419
Intangible lease assets, net	—	—	199,260	—	199,260
Construction in progress	—	—	44,742	—	44,742
Total real estate assets	—	2,110	3,130,519	—	3,132,629
Investment in unconsolidated joint ventures	—	943,241	1	—	943,242
Cash and cash equivalents	692	5,079	3,796	—	9,567
Investment in subsidiaries	2,238,577	1,186,594	—	(3,425,171)	—
Tenant receivables, net of allowance	—	30	2,098	—	2,128
Straight-line rent receivable	—	—	92,235	—	92,235
Prepaid expenses and other assets	317,364	336,598	19,375	(645,654)	27,683
Intangible lease origination costs, net	—	—	42,959	—	42,959
Deferred lease costs, net	—	—	141,096	—	141,096
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539
Liabilities:
Line of credit and notes payable, net	$—	$899,168	$715,327	$(643,310)	$971,185
Bonds payable, net	—	693,756	—	—	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	732	10,325	113,949	(4)	125,002
Dividends payable	23,961	—	—	—	23,961
Due to affiliates	—	—	2,340	(2,340)	—
Deferred income	4	81	18,396	—	18,481
Intangible lease liabilities, net	—	—	27,218	—	27,218
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	24,697	1,603,330	997,230	(645,654)	1,979,603
Equity:
Total equity	2,531,936	870,322	2,554,849	(3,425,171)	2,531,936
Total liabilities and equity	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real Estate Assets, at Cost:
Land	$—	$—	$751,351	$—	$751,351
Building and improvements, net	—	219	2,120,931	—	2,121,150
Intangible lease assets, net	—	—	193,311	—	193,311
Construction in progress	—	—	36,188	—	36,188
Real estate assets held for sale, net	—	34,956	377,550	—	412,506
Total real estate assets	—	35,175	3,479,331	—	3,514,506
Investment in unconsolidated joint ventures	—	127,346	—	—	127,346
Cash and cash equivalents	174,420	16,509	25,156	—	216,085
Investment in subsidiaries	2,047,922	1,782,752	—	(3,830,674)	—
Tenant receivables, net of allowance	—	—	7,163	—	7,163
Straight-line rent receivable	—	—	64,811	—	64,811
Prepaid expenses and other assets	317,153	262,216	15,593	(570,687)	24,275
Intangible lease origination costs, net	—	—	54,279	—	54,279
Deferred lease costs, net	—	—	125,799	—	125,799
Investment in development authority bonds	—	—	120,000	—	120,000
Other assets held for sale, net	—	3,767	41,814	(52)	45,529
Total assets	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793
Liabilities:
Lines of credit and notes payable, net	$—	$447,643	$704,585	$(430,762)	$721,466
Bonds payable, net	—	692,972	—	—	692,972
Accounts payable, accrued expenses, and accrued capital expenditures	—	10,395	120,633	—	131,028
Dividends payable	36,727	—	—	—	36,727
Due to affiliates	—	58	1,534	(1,592)	—
Deferred income	—	—	19,694	—	19,694
Intangible lease liabilities, net	—	—	33,375	—	33,375
Obligations under capital leases	—	—	120,000	—	120,000
Liabilities held for sale, net	—	2,651	177,497	(138,385)	41,763
Total liabilities	36,727	1,153,719	1,177,318	(570,739)	1,797,025
Equity:
Total equity	2,502,768	1,074,046	2,756,628	(3,830,674)	2,502,768
Total liabilities and equity	$2,539,495	$2,227,765	$3,933,946	$(4,401,413)	$4,299,793

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$257,368	$(360)	$257,059
Tenant reimbursements	—	(60)	23,571	—	23,511
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	1,908	—	1,874	—	3,782
Other property income	—	—	3,327	(18)	3,309
	1,908	(9)	287,479	(378)	289,000
Expenses:
Property operating costs	—	308	87,857	(360)	87,805
Hotel operating costs	—	—	2,089	—	2,089
Asset and Property Management Fee Expenses:
Related-party	—	3	—	(3)	—
Other	—	—	918	—	918
Depreciation	—	869	79,525	—	80,394
Amortization	—	5	32,398	—	32,403
General and administrative – corporate	259	9,048	25,674	(15)	34,966
General and administrative – joint ventures	—	—	1,454	—	1,454
	259	10,233	229,915	(378)	240,029
	1,649	(10,242)	57,564	—	48,971
Other Income (Expense):
Interest expense	—	(44,259)	(38,238)	21,981	(60,516)
Interest and other income	16,535	7,762	7,213	(21,981)	9,529
Loss on early extinguishment of debt	—	—	(325)	—	(325)
	16,535	(36,497)	(31,350)	—	(51,312)
Income (loss) before income taxes, unconsolidated entities, and gains on sales of real estate assets	18,184	(46,739)	26,214	—	(2,341)
Income tax expense	—	(1)	214	—	213
Income (loss) from unconsolidated entities	157,857	198,620	—	(353,826)	2,651
Income before gains on sales of real estate assets	176,041	151,880	26,428	(353,826)	523
Gains on sales of real estate assets	—	11,050	164,468	—	175,518
Net income	$176,041	$162,930	$190,896	$(353,826)	$176,041

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$3,622	$362,947	$(383)	$366,186
Tenant reimbursements	—	1,963	67,807	—	69,770
Hotel income	—	—	22,661	—	22,661
Asset and property management fee income	574	—	1,548	—	2,122
Other property income	406	—	12,804	(406)	12,804
	980	5,585	467,767	(789)	473,543
Expenses:
Property operating costs	—	3,209	152,142	(383)	154,968
Hotel operating costs	—	—	18,686	—	18,686
Asset and Property Management Fee Expenses:
Related-party	—	154	—	(154)	—
Other	—	—	1,415	—	1,415
Depreciation	—	2,760	105,783	—	108,543
Amortization	—	364	56,411	—	56,775
General and administrative – corporate	154	8,566	25,408	(252)	33,876
	154	15,053	359,845	(789)	374,263
	826	(9,468)	107,922	—	99,280
Other Income (Expense):
Interest expense	—	(46,797)	(50,302)	29,490	(67,609)
Interest and other income	14,268	15,272	7,238	(29,490)	7,288
Loss on early extinguishment of debt	—	(18,987)	(10)	—	(18,997)
	14,268	(50,512)	(43,074)	—	(79,318)
Income (loss) before income taxes, unconsolidated entities, and gains on sales of real estate assets	15,094	(59,980)	64,848	—	19,962
Income tax expense	—	(20)	(425)	—	(445)
Income (loss) from unconsolidated entities	69,187	113,105	—	(189,853)	(7,561)
Income before gains (loss) on sales of real estate assets	84,281	53,105	64,423	(189,853)	11,956
Gains (loss) on sales of real estate assets	—	—	72,325	—	72,325
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$2,662	$433,763	$(377)	$436,048
Tenant reimbursements	—	1,316	98,339	—	99,655
Hotel income	—	—	24,309	—	24,309
Asset and property management fee income	171	—	434	—	605
Other property income	—	—	5,781	(333)	5,448
	171	3,978	562,626	(710)	566,065
Expenses:
Property operating costs	—	3,065	185,390	(377)	188,078
Hotel operating costs	—	—	19,615	—	19,615
Asset and Property Management Fee Expenses:
Related-party	—	100	—	(100)	—
Other	—	—	1,816	—	1,816
Depreciation	—	2,571	128,919	—	131,490
Amortization	—	237	86,891	—	87,128
General and administrative – corporate	152	8,754	21,010	(233)	29,683
Acquisition expenses	—	11	3,664	—	3,675
	152	14,738	447,305	(710)	461,485
	19	(10,760)	115,321	—	104,580
Other Income (Expense):
Interest expense	—	(44,919)	(67,076)	26,699	(85,296)
Interest and other income	14,141	12,565	7,247	(26,699)	7,254
Loss on interest rate swaps	—	(1,101)	(9)	—	(1,110)
Loss on early extinguishment of debt	—	(1,050)	(2,099)	—	(3,149)
	14,141	(34,505)	(61,937)	—	(82,301)
Income before income taxes, unconsolidated entities, and gains on sales of real estate assets	14,160	(45,265)	53,384	—	22,279
Income tax expense	—	(25)	(353)	—	(378)
Income (loss) from unconsolidated entities	30,459	59,165	—	(90,766)	(1,142)
Income before gains on sales of real estate assets	44,619	13,875	53,031	(90,766)	20,759
Gains on sales of real estate assets	—	(19)	23,879	—	23,860
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619

Consolidating Statements of Comprehensive Income (in thousands)

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$176,041	$162,930	$190,896	$(353,826)	$176,041
Market value adjustment to interest rate swap	1,786	1,786	—	(1,786)	1,786
Comprehensive income	$177,827	$164,716	$190,896	$(355,612)	$177,827

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281
Market value adjustment to interest rate swap	1,553	1,553	—	(1,553)	1,553
Comprehensive income	$85,834	$54,658	$136,748	$(191,406)	$85,834

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$44,619	$13,856	$76,910	$(90,766)	$44,619
Market value adjustment to interest rate swap	(1,570)	(1,570)	—	1,570	(1,570)
Settlement of interest rate swap	1,102	1,102	—	(1,102)	1,102
Comprehensive income	$44,151	$13,388	$76,910	$(90,298)	$44,151

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$3,966	$(46,268)	$104,226	$—	$61,924
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	—	49,531	688,100	—	737,631
Investment in real estate and related assets	—	(2,203)	(716,093)	—	(718,296)
Investment in unconsolidated joint ventures	—	(369,043)	—	—	(369,043)
Distributions in excess of earnings from unconsolidated joint ventures	—	1,985	—	—	1,985
Investments in subsidiaries	(8,671)	(97,505)	—	106,176	—
Net cash provided by (used in) investing activities	(8,671)	(417,235)	(27,993)	106,176	(347,723)
Cash Flows From Financing Activities:
Borrowings, net of fees	—	781,731	—	—	781,731
Repayments	—	(331,000)	(202,427)	—	(533,427)
Redemptions of common stock	(59,462)	—	—	—	(59,462)
Distributions	(109,561)	1,342	104,834	(106,176)	(109,561)
Net cash provided by (used in) financing activities	(169,023)	452,073	(97,593)	(106,176)	79,281
Net decrease in cash and cash equivalents	(173,728)	(11,430)	(21,360)	—	(206,518)
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$692	$5,079	$3,796	$—	$9,567

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$53,980	$86,846	$242,118	$(189,853)	$193,091
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate(1)	—	—	613,732	—	613,732
Investment in real estate and related assets	—	(2,157)	(69,750)	—	(71,907)
Investment in unconsolidated joint ventures	—	(16,212)	—	—	(16,212)
Distributions from subsidiaries(2)	321,911	568,480	—	(890,391)	—
Net cash provided by investing activities	321,911	550,111	543,982	(890,391)	525,613
Cash Flows From Financing Activities:
Borrowings, net of fees(3)	—	780,577	—	—	780,577
Repayments(4)	—	(1,051,000)	(44,460)	—	(1,095,460)
Prepayments to settle debt and interest rate swap(5)	—	(17,921)	—	—	(17,921)
Redemptions of common stock	(53,986)	—	—	—	(53,986)
Distributions(6)	(148,474)	(347,073)	(733,171)	1,080,244	(148,474)
Net cash used in financing activities	(202,460)	(635,417)	(777,631)	1,080,244	(535,264)
Net increase in cash and cash equivalents	173,431	1,540	8,469	—	183,440
Cash and cash equivalents, beginning of period	989	14,969	16,687	—	32,645
Cash and cash equivalents, end of period	$174,420	$16,509	$25,156	$—	$216,085

(1)	Net proceeds from the sale of real estate increased (decreased) by $(603.7) million and $603.7 million for the parent and non-guarantors, respectively.

(2)	Distributions from subsidiaries increased (decreased) by $321.9 million, $568.5 million, and $(890.4) million for the parent, issuer, and eliminations, respectively.

(3)	Borrowings, net of fees, increased (decreased) by $(781.4) million and $781.4 million for the parent and issuer, respectively.

(4)	Repayments increased (decreased) by $1,090.0 million, $(1,051.0) million, and $(39.0) million for the parent, issuer, and non-guarantors respectively.

(5)	Prepayments to settle debt and interest rate swap increased (decreased) by $17.9 million and $(17.9) million for the parent and issuer, respectively.

(6)
Distributions (increased) decreased by $(347.1) million, $(733.2) million, and $1,080.3 million, for the issuer, non-guarantors, and eliminations, respectively. The intercompany transfers, net line item is no longer presented based on the changes to the other line items described herein.

	For the Year Ended December 31, 2015
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$15,743	$(50,601)	$273,655	$(15,717)	$223,080
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate(1)	—	—	596,734	—	596,734
Investments in real estate and related assets(2)	—	—	(1,167,933)	—	(1,167,933)
Investment in unconsolidated joint ventures	—	(5,500)	—	—	(5,500)
Investments in subsidiaries(3)	(4,615)	(628,393)	—	633,008	—
Net cash used in investing activities	(4,615)	(633,893)	(571,199)	633,008	(576,699)
Cash Flows From Financing Activities:
Borrowings, net of fees(3)	—	2,223,778	—	—	2,223,778
Repayments	—	(1,518,000)	(336,512)	—	(1,854,512)
Prepayments to settle debt and interest rate swap	—	(1,102)	(2,063)	—	(3,165)
Redemptions of common stock	(17,057)	—	—	—	(17,057)
Distributions(4)	(112,570)	(15,717)	633,008	(617,291)	(112,570)
Net cash provided by (used in) financing activities	(129,627)	688,959	294,433	(617,291)	236,474
Net increase (decrease) in cash and cash equivalents	(118,499)	4,465	(3,111)	—	(117,145)
Cash and cash equivalents, beginning of period	119,488	10,504	19,798	—	149,790
Cash and cash equivalents, end of period	$989	$14,969	$16,687	$—	$32,645

(1)	Net proceeds from the sales of real estate increased (decreased) by $(72.4) million, $(524.4) million, and $596.7 million for the parent, issuer, and non-guarantors, respectively.

(2)	Investments in real estate and related assets increased (decrease) by $57.2 million, $1,007.5 million, and $(1,064.7) million for the parent, issuer, and non-guarantors, respectively.

(3)	Investments in subsidiaries increased (decreased) by $1,061.1 million, $(628.4) million, and $(432.7) million for the parent, issuer, and eliminations, respectively.

(4)
Distributions (increased) decreased by $(15.7) million, $633.0 million, and $(617.3) million, for the issuer, non-guarantors, and eliminations, respectively. The intercompany transfers, net line item is no longer presented based on the changes to the other line items described herein.

16.	Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:

•	On February 7, 2018, the board of directors declared dividends for the first quarter of 2018 in the amount of $0.20 per share, payable on March 15, 2018, to stockholders of record on March 1, 2018.

•
On February 1, 2018, Columbia Property Trust sold an additional 22.5% interest in University Circle and 333 Market Street to its joint venture partner, Allianz, as described in Note 3, Real Estate Transactions.

•	On January 5, 2018, Columbia Property Trust paid an aggregate amount of $24.0 million in dividends for the fourth quarter of 2017 to shareholders of record on December 1, 2017.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2017 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2017			Accumulated Depreciation and Amortization	Date of Construction		Life on Which Depreciation and Amortization is Computed(b)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(a)			Date Acquired
ONE & THREE GLENLAKE	Atlanta, GA	100%	$23,716	(c)	$13,363	$155,465	$168,828	$2,429	$13,989	$157,268	$171,257	$49,203	2003/2008	6/25/2004/ 7/31/2008	0 to 40 years
80 M STREET	Washington, D.C.	100%	None		26,248	76,269	102,517	7,080	26,806	82,791	109,597	23,439	2001	6/29/2004	0 to 40 years
263 SHUMAN BOULEVARD	Naperville, IL	100%	$49,000		7,142	41,535	48,677	(3,344)	7,233	38,100	45,333	15,146	1986	7/20/2006	0 to 40 years
95 COLUMBUS	Jersey City, NJ	100%	None		29,061	141,544	170,605	13,056	29,712	153,949	183,661	60,366	1989	10/31/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(893)	53,099	58,737	111,836	17,944	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
222 EAST 41ST STREET	New York City, NY	100%	None	(d)	—	324,520	324,520	(25,359)	—	299,161	299,161	67,336	2001	8/17/2007	0 to 45 years
LINDBERGH CENTER	Atlanta, GA	100%	None	(d)	—	262,468	262,468	3,252	—	265,720	265,720	77,417	2002	7/1/2008	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	173,062	188,574	6,579	15,512	179,641	195,153	46,136	2009/2010	6/1/2010	0 to 40 years
221 MAIN STREET	San Francisco, CA	100%	None		60,509	174,629	235,138	12,927	60,509	187,556	248,065	27,105	1974	4/22/2014	0 to 40 years
650 CALIFORNIA STREET	San Francisco, CA	100%	None		75,384	240,441	315,825	13,978	75,384	254,419	329,803	28,925	1964	9/9/2014	0 to 40 years
315 PARK AVENUE SOUTH	New York, NY	100%	None		119,633	249,510	369,143	13,130	119,633	262,640	382,273	19,204	1910	1/7/2015	0 to 40 years
116 HUNTINGTON AVENUE	Boston, MA	100%	None	(e)	—	116,290	116,290	47,662	—	163,952	163,952	16,640	1991	1/8/2015	0 to 40 years
229 WEST 43RD STREET	New York, NY	100%	None		207,233	292,991	500,224	(553)	207,233	292,438	499,671	30,119	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
245-249 WEST 17TH STREET	New York, NY	100%	None		113,149	221,517	334,666	—	113,150	221,516	334,666	2,210	1902/1909	10/11/2017	0 to 40 years
218 WEST 18TH STREET	New York, NY	100%	None		43,836	139,077	182,913	—	43,836	139,077	182,913	1,437	1912	10/11/2017	0 to 40 years
149 MADISON AVENUE	New York, NY	100%	None		59,112	28,989	88,101	1,132	59,112	30,121	89,233	—	1916	11/28/2017	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS(f)					$823,281	$2,697,937	$3,521,218	$91,076	$825,208	$2,787,086	$3,612,294	$482,627
UNCONSOLIDATED REAL ESTATE ASSETS (presented at 100% of the Joint Venture's Basis)(g):
MARKET SQUARE	Washington, D.C.	51.0%	$325,000		$152,629	$450,757	$603,386	$(41,591)	$152,629	$409,166	$561,795	$29,483	1990	10/28/2015	0 to 40 years
UNIVERSITY CIRCLE	East Palo Alto, CA	77.5%	None		27,493	278,288	305,781	(99,466)	27,757	178,558	206,315	2,839	2001/2002/ 2003	7/6/2017	0 to 40 years
333 MARKET STREET	San Francisco, CA	77.5%	None		114,483	292,840	407,323	(41,229)	114,484	251,610	366,094	4,038	1979	7/6/2017	0 to 40 years
114 FIFTH AVE	New York, NY	49.5%	None		—	383,694	383,694	1,824	—	385,518	385,518	27,165	1910	7/6/2017	0 to 40 years
1800 M STREET	Washington, D.C.	55.0%	None		125,735	272,353	398,088	31,485	125,735	303,838	429,573	3,863	1975	10/11/2017	0 to 40 years
TOTAL UNCONSOLIDATED REAL ESTATE ASSETS					420,340	$1,677,932	$2,098,272	$(148,977)	$420,605	$1,528,690	$1,949,295	$67,388

(a)	The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $3.933 billion.

(b)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years, and buildings are depreciated over 40-45 years.

(c)
The One Glenlake Building is subject to a $23.7 million mortgage note. As a result of the acquisition of the Three Glenlake Building, Columbia Property Trust acquired investments in bonds and certain obligations under capital leases in the amount of $120.0 million.

(d)	Property is owned subject to a long-term ground lease.

(e)	116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.

(f)	Consolidated real estate assets excludes $3.2 million of corporate assets.

(g)	The aggregate cost of 100% of the land and buildings and improvements, net of debt, held by unconsolidated joint ventures for federal income tax purposes is approximately $2.025 billion.

S-1

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2017		2016	2015
Real Estate:
Balance at beginning of year	$4,243,531		$4,948,605	$5,050,482
Additions to/improvements of real estate	698,567		41,848	1,162,068
Sale/transfer of real estate	(1,285,915)	(1)	(673,164)	(1,188,083)	(2)
Write-offs of building and tenant improvements	(3,087)		(5,559)	(1,552)
Write-offs of intangible assets(3)	(14,432)		(30,435)	(12,614)
Write-offs of fully depreciated assets	(26,370)		(37,764)	(61,696)
Balance at end of year	$3,612,294		$4,243,531	$4,948,605
Accumulated Depreciation and Amortization:
Balance at beginning of year	$729,025		$863,724	$973,920
Depreciation and amortization expense	97,732		140,823	183,492
Sale/transfer of real estate	(302,157)	(1)	(203,248)	(221,481)	(2)
Write-offs of tenant improvements	(1,406)		(4,336)	(948)
Write-offs of intangible assets(3)	(14,197)		(30,174)	(9,563)
Write-offs of fully depreciated assets	(26,370)		(37,764)	(61,696)
Balance at end of year	$482,627		$729,025	$863,724

(1)	Includes the transfer of 100% of University Circle and 333 Market Street to unconsolidated joint ventures, in which Columbia Property Trust currently owns a 77.5% interest.

(2)	Includes the transfer of 100% of the Market Square Buildings to an unconsolidated joint venture, in which Columbia Property Trust currently owns a 51% interest.

(3)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2