Form 10-Q
period 2018-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2018-04-26
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of April 20, 2018: 118,601,872 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q of Columbia Property Trust, Inc. ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may constitute "forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Columbia Property Trust intends for all such forward-looking statements presented in this quarterly report on Form 10-Q ("Form 10-Q"), or that management may make orally or in writing from time to time, to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts.
Such statements in this current Form 10-Q include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:

•	risks affecting the real estate industry (such as the inability to enter into new leases, dependence on tenants' financial condition, and competition from other owners of real estate);

•	risks relating to our ability to maintain and increase property occupancy rates and rental rates;

•	adverse economic or real estate market developments in our target markets;

•	risks relating to the use of debt to fund acquisitions;

•	availability and terms of financing;

•	ability to refinance indebtedness as it comes due;

•	sensitivity of our operations and financing arrangements to fluctuations in interest rates;

•	reductions in asset valuations and related impairment charges;

•	risks associated with joint ventures;

•	risks relating to repositioning our portfolio;

•	risks relating to construction and redevelopment activities;

•	risks relating to acquisition and disposition activities;

•	risks associated with our ability to continue to qualify as a real estate investment trust ("REIT");

•	potential liability for uninsured losses and environmental contamination;

•	potential adverse impact of market interest rates on the market price for our securities; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2017. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2017. Columbia Property Trust's results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$825,208	$825,208
Buildings and improvements, less accumulated depreciation of $407,894 and $388,796, as of March 31, 2018 and December 31, 2017, respectively	2,059,738	2,063,419
Intangible lease assets, less accumulated amortization of $99,092 and $94,065, as of March 31, 2018 and December 31, 2017, respectively	194,233	199,260
Construction in progress	46,814	44,742
Total real estate assets	3,125,993	3,132,629
Investments in unconsolidated joint ventures	1,058,441	943,242
Cash and cash equivalents	21,068	9,567
Tenant receivables, net of allowance for doubtful accounts of $0 as of March 31, 2018 and December 31, 2017	2,435	2,128
Straight-line rent receivable	102,415	92,235
Prepaid expenses and other assets	25,189	27,683
Intangible lease origination costs, less accumulated amortization of $59,884 and $57,465, as of March 31, 2018 and December 31, 2017, respectively	40,540	42,959
Deferred lease costs, less accumulated amortization of $28,562 and $26,464, as of March 31, 2018 and December 31, 2017, respectively	142,719	141,096
Investment in development authority bonds	120,000	120,000
Total assets	$4,638,800	$4,511,539
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,641 and $2,991, as of March 31, 2018 and December 31, 2017, respectively	$832,722	$971,185
Bonds payable, net of discounts of $1,439 and $1,484 and unamortized deferred financing costs of $4,607 and $4,760, as of March 31, 2018 and December 31, 2017, respectively	693,954	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	105,772	125,002
Dividends payable	—	23,961
Deferred income	18,264	18,481
Intangible lease liabilities, less accumulated amortization of $19,265 and $19,660, as of March 31, 2018 and December 31, 2017, respectively	25,629	27,218
Obligations under capital lease	120,000	120,000
Total liabilities	1,796,341	1,979,603
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 118,601,872 and 119,789,106 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively	1,186	1,198
Additional paid-in capital	4,459,354	4,487,071
Cumulative distributions in excess of earnings	(1,621,498)	(1,957,236)
Cumulative other comprehensive loss	3,417	903
Total equity	2,842,459	2,531,936
Total liabilities and equity	$4,638,800	$4,511,539
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$64,817	$71,173
Tenant reimbursements	5,543	8,584
Hotel income	—	1,339
Asset and property management fee income	1,759	474
Other property income	1,591	586
	73,710	82,156
Expenses:
Property operating costs	23,062	24,105
Hotel operating costs	—	2,076
Asset and property management fee expenses	208	269
Depreciation	20,835	21,605
Amortization	8,016	9,457
General and administrative – corporate	7,794	8,768
General and administrative – unconsolidated joint ventures	731	—
	60,646	66,280
	13,064	15,876
Other Income (Expense):
Interest expense	(15,895)	(15,115)
Interest and other income	1,803	2,350
Gain on sale of unconsolidated joint venture interests	762	—
Loss on early extinguishment of debt	—	(45)
	(13,330)	(12,810)
Income (loss) before income taxes, unconsolidated joint ventures, and sales of real estate	(266)	3,066
Income tax benefit (expense)	(7)	388
Income (loss) from unconsolidated joint ventures	1,771	(1,885)
Income before sales of real estate	1,498	1,569
Gains on sales of real estate assets	—	73,153
Net income	$1,498	$74,722
Per-Share Information – Basic:
Net income	$0.01	$0.61
Weighted-average common shares outstanding – basic	119,082	122,003
Per-Share Information – Diluted:
Net income	$0.01	$0.61
Weighted-average common shares outstanding – diluted	119,350	122,329
Dividends per share	$0.20	$0.20

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Net income	$1,498	$74,722
Market value adjustments to interest rate swap	2,514	634
Comprehensive income	$4,012	$75,356

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,295)	(13)	(27,273)	—	—	(27,286)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	108	1	(444)	—	—	(443)
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,858)	—	(23,858)
Net income	—	—	—	1,498	—	1,498
Market value adjustment to interest rate swap	—	—	—	—	2,514	2,514
Balance, March 31, 2018	118,602	$1,186	$4,459,354	$(1,621,498)	$3,417	$2,842,459

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	267	3	232	—	—	235
Distributions to common stockholders ($0.20 per share)	—	—	—	(24,490)	—	(24,490)
Net income	—	—	—	74,722	—	74,722
Market value adjustment to interest rate swap	—	—	—	—	634	634
Balance, March 31, 2017	122,451	$1,224	$4,539,144	$(1,986,250)	$(249)	$2,553,869
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net income	$1,498	$74,722
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(9,698)	(6,376)
Depreciation	20,835	21,605
Amortization	7,955	8,869
Noncash interest expense	882	772
Loss on early extinguishment of debt	—	45
Income (loss) from unconsolidated joint ventures	(1,771)	1,885
Distributions of earnings from unconsolidated joint ventures	8,573	—
Gain on sale of unconsolidated joint venture interests	(762)	—
Gain on sales of real estate assets	—	(73,153)
Stock-based compensation expense	1,528	1,691
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	(829)	2,611
Decrease (increase) in prepaid expenses and other assets	4,962	(1,576)
Decrease in accounts payable and accrued expenses	(18,185)	(21,118)
Decrease in deferred income	(217)	(4,579)
Net cash provided by operating activities	14,771	5,398
Cash Flows From Investing Activities:
Net proceeds from the sales of real estate	—	504,660
Net proceeds from sale of investments in unconsolidated joint ventures	235,083	—
Prepaid earnest money	—	(12,000)
Capital improvement and development costs	(19,363)	(17,268)
Deferred lease costs paid	(4,514)	(3,906)
Investments in unconsolidated joint ventures	(1,541)	(1,230)
Distributions from unconsolidated joint ventures	2,976	—
Net cash provided by investing activities	212,641	470,256
Cash Flows From Financing Activities:
Financing costs paid	(17)	—
Proceeds from lines of credit and notes payable	109,000	—
Repayments of lines of credit and notes payable	(247,814)	(74,406)
Distributions paid to stockholders	(47,819)	(61,217)
Redemptions of common stock	(29,261)	(1,461)
Net cash used in financing activities	(215,911)	(137,084)
Net increase in cash and cash equivalents	11,501	338,570
Cash and cash equivalents, beginning of period	9,567	216,085
Cash and cash equivalents, end of period	$21,068	$554,655
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of March 31, 2018, Columbia Property Trust owned 19 operating properties and one property under redevelopment, of which 15 were wholly owned and five were owned through unconsolidated joint ventures. The operating properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 9.2 million rentable square feet, and were approximately 96.8% leased as of March 31, 2018.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on our unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable-interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").
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
Assets Held for Sale
Columbia Property Trust classifies properties as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, properties having separately identifiable operations and cash flows are considered held for sale when all of the following criteria are met:

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

•
The sale of the property is probable (i.e., typically subject to a binding sale contract with a non-refundable deposit), and transfer of the property is expected to qualify for recognition as a completed sale within three months.

As of March 31, 2018 and December 31, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets, of both operating properties and properties under redevelopment, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these assets and liabilities by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying value of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. At such time that a property is required to be classified as held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized. Based on the assessment as described above, Columbia Property Trust has determined that the carrying values of all its real estate assets and related intangible assets are recoverable as of March 31, 2018.
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction.

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of March 31, 2018 and December 31, 2017, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2018	Gross	$2,481	$149,929	$100,424	$44,894
	Accumulated Amortization	(883)	(74,805)	(59,884)	(19,265)
	Net	$1,598	$75,124	$40,540	$25,629
December 31, 2017	Gross	$2,481	$149,927	$100,424	$46,878
	Accumulated Amortization	(833)	(70,465)	(57,465)	(19,660)
	Net	$1,648	$79,462	$42,959	$27,218
For the three months ended March 31, 2018 and 2017, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended March 31, 2018	$51	$4,339	$2,419	$1,589
For the Three Months Ended March 31, 2017	$288	$5,068	$3,089	$2,405
The net intangible assets and liabilities remaining as of March 31, 2018 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2018	$153	$12,583	$7,152	$4,736
For the years ending December 31:
2019	203	14,665	8,651	5,968
2020	203	12,801	7,770	4,535
2021	203	8,112	3,727	1,591
2022	203	6,585	2,708	1,287
2023	203	5,944	2,480	1,264
Thereafter	430	14,434	8,052	6,248
	$1,598	$75,124	$40,540	$25,629
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$140.9 million as of March 31, 2018 and December 31, 2017, and recognized amortization of these assets of approximately $0.6 million for the three months ended March 31, 2018 and 2017.

As of March 31, 2018, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2018	$1,912
For the Years Ending December 31:
2019	2,549
2020	2,549
2021	2,549
2022	2,549
2023	2,549
Thereafter	102,854
$117,511
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes; however, certain of its derivatives may not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income. All changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$3,417	$903
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

	Three Months Ended March 31,
	2018	2017
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$2,514	$634
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
Columbia Property Trust TRS, LLC, Columbia KCP TRS, LLC, and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncements
In February 2017, the FASB issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which applies to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 requires Columbia Property Trust to measure its residual joint venture interest in properties transferred to unconsolidated joint ventures at fair value as of the transaction date by recognizing a gain or loss on 100% of the asset transferred (i.e. to fully step-up the basis of the residual investment in the joint venture). Columbia Property Trust adopted the new rule effective January 1, 2018 on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the total gain on residual joint venture interests as of the transaction dates for the partial sales of Market Square, 333 Market Street, and University Circle, adjusted to reflect the impact of depreciating the additional step-ups through January 1, 2018. The adoption of this standard resulted in an increase to investments in unconsolidated joint ventures and equity of $357.8 million.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. The new standard requires lessors to account for leases, using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. ASU 2016-02 will be effective for Columbia Property Trust on January 1, 2019 and supersedes previous leasing standards. Upon implementing ASU 2016-02, Columbia Property Trust expects to record right of use assets and the related liabilities, for certain of its ground leases. Columbia Property Trust is in the process of evaluating the financial impact of this accounting change.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. For Columbia Property Trust, the new standard applies primarily to fees earned from managing properties owned by its unconsolidated joint ventures and parking agreements with tenants. Given the structure of these agreements, the adoption of ASU 2014-09 has not materially impacted the timing or amount of Columbia Property Trust's revenues; however, Columbia Property Trust has included more extensive disclosures about its revenue streams and contracts with customers, which are presented in Note 11, Revenues. ASU 2014-09 was effective for Columbia Property Trust on January 1, 2018. Columbia Property Trust has applied the modified retrospective approach of adoption, which resulted in the recognition of a cumulative effect adjustment to equity of $0.3 million, with no retrospective adjustments to prior periods.

3.	Real Estate Transactions
Acquisitions
Columbia Property Trust did not acquire any properties during the first three months of 2018. During 2017, Columbia Property Trust acquired the following properties and partial interests in properties:

Property	Location	Date	Percent Acquired	Purchase Price(1) (in thousands)
2017
149 Madison Avenue	New York, NY	November 28, 2017	100.0%	$87,700
1800 M Street	Washington, D.C.	October 11, 2017	55.0%	$231,550	(2)
245-249 West 17th Street & 218 West 18th Street	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue	New York, NY	July 6, 2017	49.5%	$108,900	(2)

(1)	Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.

(2)	Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures.
149 Madison Avenue
149 Madison Avenue is a 12-story, 127,000-square-foot office building, which was vacant at the time of acquisition. Columbia Property Trust acquired 149 Madison Avenue subject to a ground lease, which expired in January 2018. Columbia Property Trust is redeveloping this property.
1800 M Street Joint Venture
Columbia Property Trust acquired a 55% interest in 1800 M Street through a newly created joint venture partnership with Allianz Real Estate of America ("Allianz"). 1800 M Street is a 10-story, 581,000-square-foot office building in Washington, D.C., which was 94% leased at acquisition (the “1800 M Street Joint Venture”). The total gross purchase price for 1800 M Street was $421.0 million.
245-249 West 17th Street & 218 West 18th Street
245-249 West 17th Street is made up of two interconnected 12- and six-story towers, totaling 281,000 square feet of office and retail space and 218 West 18th Street is a 12-story, 166,000-square-foot office building. As of the acquisition date, 245-249 West 17th Street was 100% leased at acquisition to four tenants, including Twitter, Inc. (76%) and Room & Board, Inc. (21%); and, as of the acquisition date, 218 West 18th Street was 100% leased at acquisition to seven tenants, including Red Bull North America, Inc. (25%), Company 3 (18%), SY Partners (16%), and SAE (16%).
114 Fifth Avenue Joint Venture
Columbia Property Trust acquired a 49.5% equity interest in a joint venture that owns the 114 Fifth Avenue property from Allianz (the "114 Fifth Avenue Joint Venture"). 114 Fifth Avenue is a 19-story, 352,000-square-foot building located in Manhattan’s Flatiron District that was 100% leased at acquisition, and is unencumbered by debt. The 114 Fifth Avenue Joint Venture is owned by Columbia Property Trust (49.5%), Allianz (49.5%), and L&L Holding Company (1.0%). L&L Holding Company is the general partner and performs asset and property management services for the property.

Purchase Price Allocations for Consolidated Property Acquisitions:

	149 Madison Avenue	245-249 West 17th Street	218 West 18th Street
Location	New York, NY	New York, NY	New York, NY
Date Acquired	November 28, 2017	October 11, 2017	October 11, 2017
Purchase Price (in thousands):
Land	$59,112	$113,149	$43,836
Building and improvements	28,989	194,109	126,957
Intangible lease assets	—	27,408	12,120
Intangible lease origination costs	—	13,062	4,168
Intangible below market lease liability	—	(7,131)	(11,757)
Total purchase price	$88,101	$340,597	$175,324
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information
The following unaudited pro forma statements of operations for the three months ended March 31, 2017, have been prepared for Columbia Property Trust to give effect to the acquisitions of 245-249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2016 (in thousands):

Three Months Ended March 31,
2017
Revenues	$91,784
Net income	$77,049
Net income per share – basic	$0.63
Net income per share – diluted	$0.63

Dispositions
During 2017 and the first three months of 2018, Columbia Property Trust sold the following properties or partial interests in properties of unconsolidated joint ventures:

Property	Location	Date	% Sold		Sales Price(1) (in thousands)		Gain on Sale (in thousands)
2018
University Circle & 333 Market Street Joint Ventures(2)	San Francisco, CA	February 1, 2018	22.5%	(2)	$235,300	(2)	$762
2017
University Circle & 333 Market Street(3)	San Francisco, CA	July 6, 2017	22.5%	(3)	$234,000	(3)	$102,400
Key Center Tower & Marriott(4)	Cleveland, OH	January 31, 2017	100.0%		$267,500		$9,500
Houston Properties(5)	Houston, TX	January 6, 2017	100.0%		$272,000		$63,700

(1)	Exclusive of transaction costs and price adjustments.

(2)
Sale price is for the partial interests in the unconsolidated joint ventures that were sold. As previously agreed, Columbia Property Trust sold an additional 22.5% interest in the University Circle property and 333 Market Street building to its joint venture partner, Allianz, for $235.3 million (the "February 2018 Allianz Transaction").  The February 2018 Allianz Transaction resulted in a $0.8 million gain, which is presented as gain on sale of unconsolidated joint venture interests on the accompanying consolidated statements of operations. The gain is calculated as the sale price over the adjusted joint venture carrying value. In connection with implementing ASU 2017-05, effective January 1, 2018, the joint venture carrying value was increased to reflect its estimated fair value as of the joint venture formation date, July 6, 2017, less depreciation through January 1, 2018. For additional information, see footnote (3) below and Note 2, Summary of Significant Accounting Policies.

The proceeds from this transaction were used to reduce the balance on the $300 Million Bridge Loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

(3)
Sales price is for the partial interests in the properties that were sold. Columbia Property Trust contributed the 333 Market Street building and the University Circle property to joint ventures, and simultaneously sold a 22.5% interest in those joint ventures for $234.0 million to Allianz, an unrelated third party (collectively, the "San Francisco Joint Ventures").

(4)
Key Center Tower & Marriott were sold in one transaction for $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.

(5)	5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction. These properties generated a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.

4.    Unconsolidated Joint Ventures
As of March 31, 2018 and December 31, 2017, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest		March 31, 2018	December 31, 2017
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$134,609	$128,411
University Circle Joint Venture	University Circle	San Francisco	55.0%	(2)	298,852	173,798
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	(2)	276,869	288,236
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%		106,937	110,311
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%		241,174	242,486
					$1,058,441	$943,242

(1)
Includes basis differences. Columbia Property Trust adopted ASU 2017-05 effective January 1, 2018, which requires Columbia Property Trust to measure its residual joint venture interest in the properties transferred to unconsolidated joint ventures at fair value as of the transaction date (i.e., to fully step-up the basis of the residual investment in the joint venture). The new rule was adopted on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the original gain or loss as of the respective transaction dates, adjusted to reflect the impact of depreciating the additional step-ups through January 1, 2018. The adoption of this standard resulted in an increase to investments in unconsolidated joint ventures and equity by $357.8 million on January 1, 2018, for the previous partial sales of interest in the Market Square, 333 Market Street, and University Circle properties.

(2)
On February 1, 2018, Allianz acquired from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%.

Columbia Property Trust has determined that none of the joint ventures qualify as variable interest entities. However, Columbia Property Trust and its partners have substantive participation rights in the joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, the investment in the joint venture is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other than temporarily impaired as of March 31, 2018.
Mortgage Debt and Related Guaranty
The Market Square joint venture is the only joint venture with mortgage debt. As of March 31, 2018 and December 31, 2017, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $11.2 million as of March 31, 2018 and December 31, 2017, as a result of leasing at the Market Square Buildings. The amount of the guaranty will continue to be reduced as space is leased.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity(1)
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Market Square Joint Venture	$585,274	$590,115	$324,721	$324,708	$244,516	$244,506
University Circle Joint Venture	230,103	227,368	—	—	222,159	221,154
333 Market Street Joint Venture	382,462	385,297	—	—	366,601	368,994
114 Fifth Avenue Joint Venture	384,478	392,486	—	—	164,113	170,525
1800 M Street Joint Venture	454,473	458,964	—	—	435,970	438,227
	$2,036,790	$2,054,230	$324,721	$324,708	$1,433,359	$1,443,406

(1)
Excludes basis differences. There is an aggregate net basis difference of $285.2 million and $32.0 million as of March 31, 2018 and December 31, 2017, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investment in the joint ventures. The differences result from the basis step-up in accordance with ASU 2017-05, as described in Note 2, Accounting Policies, and the differences in the timing of each partner's interest acquisition and formation costs incurred by Columbia Property Trust. The basis differences are being amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

Summarized income statement information for the unconsolidated joint ventures for the three months ended March 31, 2018 and March 31, 2017 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2018	2017	2018	2017	2018	2017
Market Square Joint Venture	$11,015	$10,134	$(3,009)	$(3,696)	$(1,534)	$(1,885)
University Circle Joint Venture	10,341	—	5,505	—	3,429	—
333 Market Street Joint Venture	6,668	—	3,557	—	2,227	—
114 Fifth Avenue Joint Venture	10,300	—	(2,331)	—	(1,154)	—
1800 M Street Joint Venture	8,897	—	243	—	133	—
	$47,221	$10,134	$3,965	$(3,696)	$3,101	$(1,885)

(1)	Excludes the amortization of basis differences described above.
Property and Asset Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three months ended March 31, 2018 and 2017, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended March 31,
	2018	2017
Market Square Joint Venture	$523	$474
University Circle Joint Venture	529	—
333 Market Street Joint Venture	197	—
1800 M Street Joint Venture	510	—
	$1,759	$474
Columbia Property Trust also received reimbursements of property operating costs of $1.0 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively, which are included in other property income revenues in the accompanying consolidated statements of operations. Property management fees of $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.

5.    Line of Credit and Notes Payable
As of March 31, 2018 and December 31, 2017, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	March 31, 2018	December 31, 2017
$300 Million Term Loan	$300,000	$300,000
$300 Million Bridge Loan	180,000	300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility	134,000	152,000
263 Shuman Boulevard mortgage note(1)	49,000	49,000
One Glenlake mortgage note	22,363	23,176
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,641)	(2,991)
	$832,722	$971,185

(1)
The OfficeMax lease at 263 Shuman Boulevard expired in May 2017, and the mortgage note matured in July 2017. On April 13, 2018, Columbia Property Trust transferred the property to the lender in settlement of the loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018. In the first quarter of 2018, Columbia Property Trust accrued related interest expense of $1.3 million at the default rate of 10.55%, and property operating expenses of $0.6 million, primarily related to property taxes and repairs and maintenance.

Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2018 and December 31, 2017, was approximately $835.9 million and $975.3 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2018 and December 31, 2017, was $835.4 million and $974.2 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan"), the $300 Million Bridge Loan (the $300 Million Bridge Loan"), and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the three months ended March 31, 2018 and 2017, Columbia Property Trust made interest payments totaling approximately $6.3 million and $6.2 million, respectively, of which approximately $0.9 million and $0.1 million, respectively, were capitalized. As of March 31, 2018, Columbia Property Trust believes it is in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments
On February 2, 2018, Columbia Property Trust repaid $120.0 million of the outstanding balance on the $300 Million Bridge Loan, using a portion of the proceeds from the February 2018 Allianz Transaction, as described in Note 3, Real Estate Transactions. The remaining proceeds were used to pay down the Revolving Credit Facility.
6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of March 31, 2018 and December 31, 2017: $350.0 million outstanding on 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million outstanding on 10-year, unsecured 4.150% senior notes issued at at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $6.4 million and $6.5 million were made on the 2026 Bonds Payable during the three months ended March 31, 2018 and 2017, respectively. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of March 31, 2018, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of March 31, 2018 and December 31, 2017, the estimated fair value of the 2026 Bonds Payable and the 2025 Bonds Payable was approximately $702.8 million. The related carrying value of the bonds payable, net of discounts, as of March 31, 2018 and December 31, 2017 was $698.6 million and $698.5 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of March 31, 2018, no tenants have exercised such options that have not been materially satisfied or recorded as a liability on the accompanying consolidated balance sheet.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $11.2 million as of March 31, 2018. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of March 31, 2018.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the three months ended March 31, 2018, Columbia Property Trust repurchased 1.3 million shares at an average price of $21.03 per share, for aggregate purchases of $27.3 million. As of March 31, 2018, $167.6 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Compensation
Columbia Property Trust maintains a shareholder-approved, long-term incentive plan (the "LTI Plan") that provides for grants of up to 4.8 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust.
Employee Awards
Under the LTI Plan, Columbia Property Trust grants time-based stock awards and performance-based restricted stock unit awards to its employees.
On January 1, 2018, Columbia Property Trust granted 128,486 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2018, Columbia Property Trust granted 176,702 performance-based restricted stock unit awards, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later (the "Performance-Based RSUs"). Consistent with the 2017 plan, the payout of the 2018 Performance-Based RSUs will be determined based on Columbia Property Trust’s total shareholder return relative to the FTSE NAREIT Equity Office Index. Upon reaching a predefined performance threshold, the payout of Performance-Based RSUs will range from 50% to 150%. A rollforward of unvested employee stock awards and Performance-Based RSUs granted under the LTI Plan for the three months ended March 31, 2018 follows:

	For the Three Months Ended March 31, 2018
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested awards – beginning of period	718	$20.45
Granted	375	$17.50
Vested	(275)	$16.00
Forfeited	(11)	$18.60
Unvested awards – end of period(2)	807	$20.62

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of March 31, 2018, we expect approximately 776,000 of the 807,000 unvested awards to ultimately vest, assuming a weighted average forfeiture rate of 3.8%, which was determined based on historical forfeiture rates.

Director Awards
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually. Prior to this time, the independent directors' equity retainers were paid quarterly. During the three months ended March 31, 2018, Columbia Property Trust did not grant any equity awards, and during the three months ended March 31, 2017, Columbia Property Trust paid the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value
2017 Director Grants:
January 3, 2017	8,279	$21.58

Stock-Based Compensation Expense
For the three months ended March 31, 2018 and 2017, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization of awards granted under the LTI Plan	$1,036	$917
Amortization of future awards under the LTI Plan(1)	492	595
Issuance of shares to independent directors	—	179
Total stock-based compensation expense	$1,528	$1,691

(1)	Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2018 and December 31, 2017, there was $12.3 million and $8.1 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. In 2017, Columbia Property Trust changed from a one-year performance period to a three-year performance period and granted additional shares to bridge the vesting gap created as a result.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Deposits applied to sales of real estate	$—	$10,000
Amortization of net discounts on debt	$45	$45
Accrued capital expenditures and deferred lease costs	$12,414	$12,534
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$2,514	$634
Cumulative-effect adjustment for the adoption of ASU 2017-05	$357,755	$—
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	$(443)	$235

10.    Earnings Per Share
For the three months ended March 31, 2018 and 2017, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$1,498	$74,722
Distributions paid on unvested shares	(73)	(84)
Net income used to calculate basic and diluted earnings per share	$1,425	$74,638

The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted-average common shares – basic	119,082	122,003
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted awards, unvested	70	64
Future period LTI Plan awards	198	262
Weighted-average common shares – diluted	119,350	122,329
11.     Revenues
Columbia Property Trust derives most of its revenues, rental income, and tenant reimbursements from leases. All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating costs are incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other income and recognized on a straight-line basis from when Columbia Property Trust receives notification of termination through the date the tenant has lost the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement. For the three months ended March 31, 2018 and 2017, Columbia Property Trust earned lease termination revenues of $0.4 million and $0.3 million respectively.
On January 1, 2018, Columbia Property Trust adopted ASU 2014-09 using the modified retrospective approach. ASU 2014-09 applies to all open contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. For Columbia Property Trust, the new standard applies primarily to the following revenues:
Asset and Property Management Fee Income
Under asset and property management agreements in place with its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. During the three months ended March 31, 2018 and 2017, Columbia Property Trust earned revenues of $1.8 million and $0.5 million, respectively, under these agreements. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, under ASU 2014-09, such fees are recognized ratably over the service period, usually a period of three months, which is consistent with the accounting method used prior to January 1, 2018. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Leasing Override Fees
Under the asset management agreements for properties owned through unconsolidated joint ventures, Columbia Property Trust earns leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Under ASU 2014-09, such fees are recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were recognized when billable to the applicable joint venture, typically upon commencement of the lease. As a result of implementing ASU 2014-09, effective January 1, 2018, Columbia Property Trust recorded $0.3 million of lease override fees receivable as prepaid expenses and other assets, and  recognized a cumulative-effect adjustment to increase retained earnings by the same amount. For the three months ended March 31, 2018 and 2017, Columbia Property Trust did not earn any leasing override fees.
Salary and Other Reimbursement Revenue
Under the property management agreements for properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for certain ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Under ASU 2014-09, such revenues are recognized ratably over the service period, usually a period of one month, three months or one year, which is consistent with the accounting method used prior to January 1, 2018. For the three months ended March 31, 2018 and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $1.0 million and $0.2 million, respectively, which is included in other property income on the accompanying consolidated statements of income.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are include in other property income on the accompanying consolidated statements of income. Such services are ongoing and routine, and are provided on a recurring basis. Under ASU 2014-09, these revenues are recognized ratably over the service period, usually a period of one month or one quarter, which is consistent with the accounting method used prior to January 1, 2018.
12.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of March 31, 2018, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
New York(1)	$40,909	$27,586
San Francisco(2)	23,520	27,182
Atlanta	9,858	9,328
Washington, D.C.(3)	13,972	7,383
Boston	3,370	2,904
Los Angeles	1,920	1,778
All other office markets	3,936	9,591
Total office segments	97,485	85,752
Hotel	—	1,218
Corporate	681	(120)
Total operating revenues	$98,166	$86,850

(1)	Includes operating revenues for 49.5% of 114 5th Avenue based on our ownership interest, from January 1, 2018 through March 31, 2018.

(2)
Includes operating revenues from 333 Market Street and University Circle based on our ownership interest:  77.5% from January 1, 2018 through January 31, 2018; 55.0% from February 1, 2018 through March 31, 2018; and 100.0% from January 1, 2017 through March 31, 2017.

(3)
Includes operating revenues for 51.0% of the Market Square buildings based on our ownership interest, for all periods presented. Includes operating revenues for 55.0% of 1800 M Street from January 1, 2018 through March 31, 2018.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenues	$73,710	$82,156
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	26,215	5,168
Less: asset and property management fee income(2)	(1,759)	(474)
Total operating revenues	$98,166	$86,850

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.
The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2018	2017
New York(1)	$24,179	$17,616
San Francisco(2)	19,554	19,866
Atlanta	8,754	8,293
Washington, D.C.(3)	8,330	3,278
Boston	1,768	1,409
Los Angeles	1,208	1,082
All other office markets	3,291	6,930
Total office segments	67,084	58,474
Hotel	—	(876)
Corporate	(225)	(22)
Total	$66,859	$57,576

(1)	Includes NOI for 49.5% of 114 5th Avenue based on our ownership interest, from January 1, 2018 through March 31, 2018.

(2)
Includes NOI from 333 Market Street and University Circle based on our ownership interest:  77.5% from January 1, 2018 through January 31, 2018; 55.0% from February 1, 2018 through March 31, 2018; and 100.0% from January 1, 2017 through March 31, 2017.

(3)	Includes NOI for 51.0% of the Market Square buildings based on our ownership interest, for all periods presented. Includes NOI for 55.0% of 1800 M Street from January 1, 2018 through March 31, 2018.
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$1,498	$74,722
Depreciation	20,835	21,605
Amortization	8,016	9,457
General and administrative – corporate	7,794	8,768
General and administrative – joint ventures	731	—
Net interest expense	15,892	14,565
Interest income from development authority bonds	(1,800)	(1,800)
Gain on sale of unconsolidated joint venture interests	(762)	—
Loss on early extinguishment of debt	—	45
Income tax expense (benefit)	7	(388)
Asset and property management fee income	(1,759)	(474)
Adjustments included in income (loss) from unconsolidated joint ventures	16,407	4,229
Gain on sales of real estate assets	—	(73,153)
NOI	$66,859	$57,576

13.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. We have corrected the presentation of intercompany cash transfers between the REIT Parent and its subsidiaries in the consolidating statements of cash flow. Instead of showing one amount for intercompany transfers between each entity group, intercompany transfers are broken out by cash flow type (i.e., operating, investing, and financing) for all periods presented, consistent with the equity method of accounting. All such changes are eliminated in consolidation, and therefore do not impact Columbia Property Trust's consolidated financial statement totals. Management has concluded that the effect of this correction is not material to the consolidated financial statements. This change had the following impact to the condensed consolidating statement of cash flows for the three months ended March 31, 2017:  increase to operating cash flows for the parent and issuer of $63.2 million and $72.2 million, respectively; and increase (decrease) in investing cash flows for the parent, issuer, and non-guarantors of $93.4 million, $361.1 million and $219.3 million, respectively; and increase (decrease) in financing cash flows for the parent, issuer, and non-guarantors of $(156.6) million, $(433.3) million and $(219.3) million, respectively. The impact to individual financial statement captions within the condensed consolidating statement of cash flows is footnoted below.
Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three months ended March 31, 2018 and 2017; and its condensed consolidating statements of cash flows for the three months ended March 31, 2018 and 2017.

Condensed Consolidating Balance Sheets (in thousands):

	As of March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$825,208	$—	$825,208
Buildings and improvements, net	—	2,006	2,057,732	—	2,059,738
Intangible lease assets, net	—	—	194,233	—	194,233
Construction in progress	—	—	46,814	—	46,814
Total real estate assets	—	2,006	3,123,987	—	3,125,993
Investments in unconsolidated joint ventures	—	1,058,441	—	—	1,058,441
Cash and cash equivalents	255	10,455	10,358	—	21,068
Investment in subsidiaries	2,525,277	1,339,612	—	(3,864,889)	—
Tenant receivables, net of allowance	—	30	2,405	—	2,435
Straight-line rent receivable	—	—	102,415	—	102,415
Prepaid expenses and other assets	317,702	338,633	14,508	(645,654)	25,189
Intangible lease origination costs, net	—	—	40,540	—	40,540
Deferred lease costs, net	—	—	142,719	—	142,719
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,843,234	$2,749,177	$3,556,932	$(4,510,543)	$4,638,800
Liabilities:
Line of credit and notes payable, net	$—	$761,479	$714,553	$(643,310)	$832,722
Bonds payable, net	—	693,954	—	—	693,954
Accounts payable, accrued expenses, and accrued capital expenditures	775	10,032	94,971	(6)	105,772
Due to affiliates	—	—	2,338	(2,338)	—
Deferred income	—	81	18,183	—	18,264
Intangible lease liabilities, net	—	—	25,629	—	25,629
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	775	1,465,546	975,674	(645,654)	1,796,341
Equity:
Total equity	2,842,459	1,283,631	2,581,258	(3,864,889)	2,842,459
Total liabilities and equity	$2,843,234	$2,749,177	$3,556,932	$(4,510,543)	$4,638,800

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$825,208	$—	$825,208
Building and improvements, net	—	2,110	2,061,309	—	2,063,419
Intangible lease assets, net	—	—	199,260	—	199,260
Construction in progress	—	—	44,742	—	44,742
Total real estate assets	—	2,110	3,130,519	—	3,132,629
Investments in unconsolidated joint ventures	—	943,241	1	—	943,242
Cash and cash equivalents	692	5,079	3,796	—	9,567
Investment in subsidiaries	2,238,577	1,186,594	—	(3,425,171)	—
Tenant receivables, net of allowance	—	30	2,098	—	2,128
Straight-line rent receivable	—	—	92,235	—	92,235
Prepaid expenses and other assets	317,364	336,598	19,375	(645,654)	27,683
Intangible lease origination costs, net	—	—	42,959	—	42,959
Deferred lease costs, net	—	—	141,096	—	141,096
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539
Liabilities:
Lines of credit and notes payable, net	$—	$899,168	$715,327	$(643,310)	$971,185
Bonds payable, net	—	693,756	—	—	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	732	10,325	113,949	(4)	125,002
Dividends payable	23,961	—	—	—	23,961
Due to affiliates	—	—	2,340	(2,340)	—
Deferred income	4	81	18,396	—	18,481
Intangible lease liabilities, net	—	—	27,218	—	27,218
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	24,697	1,603,330	997,230	(645,654)	1,979,603
Equity:
Total equity	2,531,936	870,322	2,554,849	(3,425,171)	2,531,936
Total liabilities and equity	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$64,817	$—	$64,817
Tenant reimbursements	—	—	5,543	—	5,543
Asset and property management fee income	905	—	854	—	1,759
Other property income	—	—	1,591	—	1,591
	905	—	72,805	—	73,710
Expenses:
Property operating costs	—	—	23,062	—	23,062
Asset and property management fees	—	—	208	—	208
Depreciation	—	167	20,668	—	20,835
Amortization	—	—	8,016	—	8,016
General and administrative – corporate	198	2,309	5,287	—	7,794
General and administrative – unconsolidated joint ventures	—	—	731	—	731
	198	2,476	57,972	—	60,646
Real estate operating income (loss)	707	(2,476)	14,833	—	13,064
Other income (expense):
Interest expense	—	(12,434)	(10,494)	7,033	(15,895)
Interest and other income	3,555	3,478	1,803	(7,033)	1,803
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
	3,555	(8,194)	(8,691)	—	(13,330)
Income (loss) before income taxes and unconsolidated entities:	4,262	(10,670)	6,142	—	(266)
Income tax expense	—	—	(7)	—	(7)
Income (loss) from unconsolidated entities	(2,764)	9,194	—	(4,659)	1,771
Net income	$1,498	$(1,476)	$6,135	$(4,659)	$1,498

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$71,221	$(99)	$71,173
Tenant reimbursements	—	34	8,550	—	8,584
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	245	—	229	—	474
Other property income	—	—	604	(18)	586
	245	85	81,943	(117)	82,156
Expenses:
Property operating costs	—	172	24,032	(99)	24,105
Hotel operating costs	—	—	2,076	—	2,076
Asset and property management fee expenses:
Related-party	—	3	—	(3)	—
Other	—	—	269	—	269
Depreciation	—	82	21,523	—	21,605
Amortization	—	5	9,452	—	9,457
General and administrative – corporate	39	2,518	6,226	(15)	8,768
	39	2,780	63,578	(117)	66,280
Real estate operating income (loss)	206	(2,695)	18,365	—	15,876
Other income (expense):
Interest expense	—	(10,284)	(10,463)	5,632	(15,115)
Interest and other income	4,101	2,078	1,803	(5,632)	2,350
Loss on early extinguishment of debt	—	—	(45)	—	(45)
	4,101	(8,206)	(8,705)	—	(12,810)
Income (loss) before income taxes and unconsolidated entities:	4,307	(10,901)	9,660	—	3,066
Income tax benefit	—	—	388	—	388
Income (loss) from unconsolidated joint venture	70,415	63,099	—	(135,399)	(1,885)
Income (loss) before sale of real estate assets:	74,722	52,198	10,048	(135,399)	1,569
Gain on sale of real estate assets	—	11,050	62,103	—	73,153
Net income	$74,722	$63,248	$72,151	$(135,399)	$74,722

Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$1,498	$(1,476)	$6,135	$(4,659)	$1,498
Market value adjustments to interest rate swaps	2,514	2,514	—	(2,514)	2,514
Comprehensive income	$4,012	$1,038	$6,135	$(7,173)	$4,012

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$74,722	$63,248	$72,151	$(135,399)	$74,722
Market value adjustments to interest rate swaps	634	634	—	(634)	634
Comprehensive income	$75,356	$63,882	$72,151	$(136,033)	$75,356

Consolidating Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$708	$(5,326)	$19,389	$—	$14,771
Cash flows from investing activities:
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	—	—	(23,877)	—	(23,877)
Investments in unconsolidated joint ventures	—	(1,541)	—	—	(1,541)
Distributions from unconsolidated joint ventures	—	2,976	—	—	2,976
Distributions from subsidiaries	75,935	(9,988)	—	(65,947)	—
Net cash provided by (used in) investing activities	75,935	226,530	(23,877)	(65,947)	212,641
Cash flows from financing activities:
Borrowings, net of fees	—	108,983	—	—	108,983
Repayments	—	(247,000)	(814)	—	(247,814)
Distributions	(47,819)	(77,811)	11,864	65,947	(47,819)
Repurchases of common stock	(29,261)	—	—	—	(29,261)
Net cash provided by (used in) financing activities	(77,080)	(215,828)	11,050	65,947	(215,911)
Net increase (decrease) in cash and cash equivalents	(437)	5,376	6,562	—	11,501
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$255	$10,455	$10,358	$—	$21,068

Consolidating Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$64,000	$59,949	$16,848	$(135,399)	$5,398
Cash flows from investing activities:
Net proceeds from sales of real estate(1)	—	49,531	455,129	—	504,660
Investment in real estate and related assets	(12,000)	(59)	(21,115)	—	(33,174)
Investments in unconsolidated joint ventures	—	(1,230)	—	—	(1,230)
Distributions from subsidiaries(2)	362,170	311,574	—	(673,744)	—
Net cash provided by investing activities	350,170	359,816	434,014	(673,744)	470,256
Cash flows from financing activities:
Repayments	—	—	(74,406)	—	(74,406)
Distributions(3)	(65,892)	(416,068)	(388,400)	809,143	(61,217)
Repurchases of common stock	(1,461)	—	—	—	(1,461)
Net cash used in financing activities	(67,353)	(416,068)	(462,806)	809,143	(137,084)
Net increase (decrease) in cash and cash equivalents	346,817	3,697	(11,944)	—	338,570
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$521,237	$20,206	$13,212	$—	$554,655

(1)
Net proceeds from sales of real estate increased (decreased) from what was reported in the March 31, 2017 Form 10-Q by $(268.8) million, $49.5 million, and $219.3 million for the parent, issuer, and non-guarantors, respectively.

(2)
Distributions from subsidiaries increased (decreased) from what was reported in the March 31, 2017 Form 10-Q by $362.2 million, $311.6 million, and $(673.8) million for the parent, issuer, and eliminations, respectively.

(3)
Distributions (increased) decreased from what was reported in the March 31, 2017 Form 10-Q by $(4.7) million, $(416.1) million, $(388.4) million, and $809.2 million, for the parent, issuer, non-guarantors, and eliminations, respectively. The intercompany transfers, net line item is no longer presented based on the changes to the other line items described herein.

14.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following subsequent event:

•	On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in settlement of the related mortgage note, as described in Note 5, Line of Credit and Notes Payable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K.
Executive Summary
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties, by owning and operating high-quality office properties located in certain high-barrier-to-entry markets. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
We recently completed a multi-year capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion and reinvesting this capital in New York, San Francisco, Washington, D.C., and Boston. In February, we sold an additional 22.5% interest in each of 333 Market Street and University Circle to our joint venture partner, Allianz. We continue to pursue strategic investment opportunities in our target markets, as well as selective property dispositions.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. During the first quarter of 2018, we leased 123,000 square feet of space including:

•	a 27,000-square-foot lease with Ernst & Young at 218 West 18th Street; and

•	a 17,000-square-foot lease expansion with Gemini Trust Company at 315 Park Avenue South.
We continue to maintain a strong and flexible balance sheet with a weighted-average cost of borrowing of 3.51%(1) per annum as of March 31, 2018. Our debt capital allocation favors unsecured borrowings with 92%(1) of our portfolio unencumbered by mortgages. Our debt matures over the next eight years, and $614.0 million (or 73.5%) of the line of credit and notes payable borrowings outstanding at period-end may be repaid prior to maturity, in part or in full, without penalty.
Our stock repurchase program allows us to take advantage of market opportunities from time to time when we believe our stock is undervalued. During the first three months ended March 31, 2018, we repurchased $27.3 million of our common stock (1.3 million shares at an average price of $21.03 per share).

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements, and exclude the 263 Shuman mortgage note, which matured in July 2017 and was settled in April 2018 by transferring the property to the lender.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 94.1% at March 31, 2017 to 96.8% at March 31, 2018. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended March 31,
	2018	2017
Total number of leases	17	16
Square feet of leasing – renewal(1)	18,146	135,356
Square feet of leasing – new(1)	97,014	140,558
Total square feet of leasing	115,160	275,914
Lease term (months)	96	104
Tenant improvements, per square foot – renewal	$33.47	$10.74
Tenant improvements, per square foot – new	$62.78	$65.66
Tenant improvements, per square foot – all leases	$60.87	$54.38
Leasing commissions, per square foot – renewal	$6.76	$10.20
Leasing commissions, per square foot – new	$29.84	$16.86
Leasing commissions, per square foot – all leases	$27.96	$15.49

Rent leasing spread – renewal(2)	11.2%	2.6%
Rent leasing spread – new(3)	66.2%	150.9%
Rent leasing spread – all leases(2)(3)	63.2%	113.5%

(1)	Includes our proportionate share of renewal and new leasing at properties owned through unconsolidated joint ventures.

(2)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads for new leases are calculated only for space that has been vacant less than one year, and are measured on a straight-line basis.
For the first three months of 2018, rent leasing spreads were positive (63.2%) primarily due to a new 27,000-square-foot lease at 218 West 18th Street in New York; and for the first three months of 2017, rent leasing spreads were significantly positive (113.5%) due to a new 61,000-square-foot lease at 650 California Street in San Francisco. Over the next 12 months, approximately 125,000 square feet of leases at our operating properties (approximately 2.1% of our portfolio based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors elected to maintain a $0.20 dividend rate for first quarter of 2018.
Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-Term Liquidity and Capital Resources
During the three months ended March 31, 2018, we generated net cash flows from operating activities of $14.8 million, which consisted primarily of receipts from tenants for rent and reimbursements and distributions from unconsolidated joint ventures, reduced by payments for operating costs, tenant inducements, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $47.8 million, which included dividend payments of $23.9 million for the fourth quarter of 2017 and $23.9 million for the first quarter of 2018. Primarily as a result of paying two quarterly dividends in the current period and timing differences between operating receipts and payments, distributions to stockholders exceeded net cash flow from operating activities for the first quarter of 2018.

During the three months ended March 31, 2018, we sold an additional 22.5% interest in both the 333 Market Street and University Circle joint ventures for net proceeds of $235.1 million. We used these proceeds to fund the repayment of $120.0 million of the $300 Million Bridge Loan, the net repayment of $18.0 million on the line of credit, leasing and capital projects of $25.4 million, and share repurchases of $27.3 million.
Over the short-term, we expect our primary sources of capital and liquidity to be operating cash flows and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stock repurchases, stockholder distributions, operating expenses, and interest and principal payments on current and maturing debt. As of April 20, 2018, we have access to $364.0 million under our Revolving Credit Facility. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and strategy, we have generally maintained debt levels less than 40% of the undepreciated cost of our assets over the long term. As of March 31, 2018, our net-debt-to-real-estate-asset ratio, which includes our share of the debt and real estate assets at unconsolidated joint ventures, was approximately 33%. Our net-debt-to-real-estate-asset ratio is calculated using our debt balance less our cash balance, consolidated real estate at cost, and our share of joint venture real estate assets at the stepped-up basis.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two six-month extension options. As of March 31, 2018, we have $134.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, we have the ability to increase the capacity of the Revolving Credit Facility, along with the $300 Million Term Loan, which provides for four accordion options for an aggregate amount of up to $400 million, subject to certain limitations.
Bridge Loan
We have a $300.0 million one-year unsecured loan (the "$300 Million Bridge Loan"), which is set to mature on November 27, 2018. The $300 Million Bridge Loan bears interest at either (ii) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75%. The $300 Million Bridge Loan provides for one six-month extension option to May 24, 2019, subject to certain fees and the satisfaction of certain other conditions.
Term Loans
The unsecured $300 Million Term Loan matures in July 2020 and, along with the Revolving Credit Facility, provides for four accordion options for an aggregate amount of up to $400 million, subject to certain conditions. The $300 Million Term Loan bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on our applicable credit rating.
The unsecured $150 million term loan matures in July 2022 (the "$150 Million Term Loan"). The $150 Million Term Loan incurred interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans. The interest rate on the $150 Million Term Loan is effectively fixed at 3.07% with an interest rate swap agreement on the LIBOR component of the rate, which is designated as a cash flow hedge.
Bonds Payable
In August 2016, we issued $350.0 million of 10-year unsecured 3.650% senior notes at 99.626% of their face value. We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million. The 2026 Bonds Payable require semi-annual interest payments in February and August, based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, we issued $350.0 million of 10-year unsecured 4.150% senior notes at 99.859% of their face value. We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October, based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $300 Million Bridge Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of March 31, 2018. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of March 31, 2018, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations(1)(2)	$1,652,113	$202,363	$434,000	$150,000	$865,750
Interest obligations on debt(1)(3)	305,697	44,937	97,273	78,698	84,789
Capital lease obligations(4)	120,000	—	—	120,000	—
Operating lease obligations(5)	1,387,357	6,916	18,622	18,872	1,342,947
Total	$3,465,167	$254,216	$549,895	$367,570	$2,293,486

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture has a $325 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We guarantee $11.2 million of the Market Square Buildings mortgage loan (see Note 7, Commitments and Contingencies, to the accompanying financial statements).

(2)	Debt obligations exclude the $49.0 million 263 Shuman Boulevard mortgage note, which matured in July 2017 and was settled by transferring the property to the lender in April 2018.

(3)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of March 31, 2018. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(4)
Amounts include principal obligations only. We made interest payments on these obligations of $1.8 million during the first three months of 2018, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(5)
These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, and our corporate office lease. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant, including a commitment to contribute $36.4 million toward remaining leasehold improvements at our 222 East 41st Street property.

Results of Operations
Overview
As of March 31, 2018, our portfolio of 19 operating properties was approximately 96.8% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
245-259 West 17th Street & 218 West 18th Street	New York, NY	100.0%	447,000	October 11, 2017	$514,100
1800 M Street(2)	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550
114 Fifth Avenue(3)	New York, NY	49.5%	352,000	July 6, 2017	$108,900

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)	Columbia Property Trust holds a 55.0% ownership interest in 1800 M Street through an unconsolidated joint venture.

(3)	Columbia Property Trust holds a 49.5% ownership interest in 114 Fifth Avenue through an unconsolidated joint venture.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2018
University Circle and 333 Market Street Joint Ventures(2)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300
2017
University Circle & 333 Market Street	San Francisco, CA	22.5%	1,108,000	July 6, 2017	$234,000
Key Center Tower & Marriott	Cleveland, OH	100.0%	1,326,000	January 31, 2017	$267,500
Houston Properties Sale(3)	Houston, TX	100.0%	1,187,000	January 6, 2017	$272,000

(1)	Exclusive of transaction costs and price adjustments.

(2)	After the February 1, 2018 transaction, Columbia Property Trust retains a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.

(3)	The Houston Property Sale was made up of 5 Houston Center (581,000 square feet), Energy Center I (332,000 square feet), and 515 Post Oak (274,000 square feet).
Comparison of the Three Months Ended March 31, 2018 With the Three Months Ended March 31, 2017
Rental income was $64.8 million for the three months ended March 31, 2018, which represents a decrease as compared with $71.2 million for the three months ended March 31, 2017. The decrease is primarily due to transferring University Circle and 333 Market Street to unconsolidated joint ventures ($13.0 million) and dispositions ($3.5 million), partially offset by acquisitions ($9.4 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements were $5.5 million for the three months ended March 31, 2018, which represents a decrease as compared with $8.6 million for the three months ended March 31, 2017. The decrease is primarily due to transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.6 million) and dispositions ($0.5 million). Property operating costs were relatively flat at $23.1 million and $24.1 million for the three months ended March 31, 2018 and 2017, respectively, as transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.6 million) and dispositions ($2.2 million) are offset by acquired properties with gross leases ($2.5 million); expenses incurred related to services provided to the joint venture properties, which are reimbursed through other property income ($0.9 million); and expenses incurred for the vacant 263 Shuman Boulevard ($0.4 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activity and changes in our portfolio.

Hotel income, net of hotel operating costs, was $(0.7) million for the three months ended March 31, 2017. The Key Center Marriott was sold on January 31, 2017.
Asset and property management fee income was $1.8 million for the three months ended March 31, 2018, which represents an increase as compared with $0.5 million for the three months ended March 31, 2017. In the current year period, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Joint Venture. In the prior year period, such services were provided only to the Market Square Joint Venture. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $1.6 million for the three months ended March 31, 2018, which represents an increase as compared with $0.6 million for the three months ended March 31, 2017, primarily due to providing additional reimbursable services to our unconsolidated joint ventures ($0.8 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.2 million for the three months ended March 31, 2018, which represents a decrease as compared with $0.3 million for the three months ended March 31, 2017, primarily due to the sale of the Key Center Marriott in January 2017 ($0.1 million). Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activity.
Depreciation was $20.8 million for the three months ended March 31, 2018, which represents a slight decrease as compared with $21.6 million for the three months ended March 31, 2017 as transferring University Circle and 333 Market Street to unconsolidated joint ventures ($3.7 million) was offset by acquisitions ($2.6 million) and the completion of capital projects ($0.5 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $8.0 million for the three months ended March 31, 2018, which represents a decrease as compared with $9.5 million for the three months ended March 31, 2017. The decrease is primarily due to transferring University Circle and 333 Market Street to unconsolidated joint ventures ($1.3 million) and dispositions ($0.2 million). We expect future amortization to vary, based on recent and future investing activity.
Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed, and total general and administrative expenses remained relatively stable at $8.5 million and $8.8 million for the three months ended March 31, 2018 and 2017, respectively. General and administrative expenses – corporate decreased to $7.8 million for the three months ended March 31, 2018 from $8.8 million for the three months ended March 31, 2017; and general and administrative expenses – unconsolidated joint ventures increased to $0.7 million for the three months ended March 31, 2018 from $0.0 million for the three months ended March 31, 2017. We expect future general and administrative expenses to remain at similar levels in the near term.
Interest expense was $15.9 million at March 31, 2018, which represents a slight increase as compared to $15.1 million for the three months ended March 31, 2017, as increased borrowings on our line of credit and bridge loan ($2.2 million) are offset by interest savings from prior-period mortgage note payoffs ($1.9 million). We expect interest expense to vary in the near term, based on financing activities.
Interest and other income was $1.8 million for the three months ended March 31, 2018, which represents a decrease compared with $2.4 million for the three months ended March 31, 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($0.5 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 3.8 years as of March 31, 2018 ($1.8 million for both the three months ended March 31, 2018 and March 31, 2017). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to decrease in the near term, as we have reinvested cash on hand.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for the three months ended March 31, 2018 related to the sale of an additional 22.5% interest in the University Circle and 333 Market Street joint ventures, as described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales unconsolidated joint venture interests to vary with future joint venture disposition activities.
We recognized a loss on early extinguishment of debt of $45,000 for the three months ended March 31, 2017. In March 2017, we repaid the 221 Main Street building mortgage note approximately two months early, resulting in the write-off of related deferred financing costs. We expect future gains or losses on early extinguishments of debt to vary with financing activities.
Income from the unconsolidated joint ventures was $1.8 million for the three months ended March 31, 2018, which represents an increase as compared to a loss from unconsolidated joint ventures of $1.9 million for the three months ended March 31, 2017.

The increase is due to the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 55.0% ownership interest, the acquisition of a 49.5% interest in 114 Fifth Avenue, and the acquisition of a 55.0% interest in 1800 M Street through unconsolidated joint ventures, none of which are encumbered by mortgage debt. We expect future income or loss from unconsolidated joint ventures to decrease slightly as a result of selling a portion of our ownership interest in two of our joint ventures on February 1, 2018, as further described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized gains on sales of real estate assets of $73.2 million for the three months ended March 31, 2017, as a result of selling three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio, in January 2017. We expect future gains on sales of real estate assets to vary with future disposition activities.
Net income was $1.5 million, or $0.01 per basic and diluted share, for the three months ended March 31, 2018, which represents a decrease as compared with $74.7 million, or $0.61 per basic and diluted share, for the three months ended March 31, 2017. The decrease is primarily due to prior-period gains on sales of real estate ($73.2 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.
NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of March 31, 2018, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 12, Segment Information, to the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended March 31,
	2018	2017
New York	$24,179	$17,616
San Francisco	19,554	19,866
Atlanta	8,754	8,293
Washington, D.C.	8,330	3,278
Boston	1,768	1,409
Los Angeles	1,208	1,082
All other office markets	3,291	6,930
Total office segments	67,084	58,474
Hotel	—	(876)
Corporate	(225)	(22)
Total	$66,859	$57,576
New York
NOI has increased as a result of the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue and the October 2017 acquisition of 247-249 West 17th Street and 218 West 18th Street.
Washington, D.C.
NOI has increased as a result of the October 2017 acquisition of a 55.0% interest in 1800 M Street and leasing at the remaining properties in this market. From March 31, 2017 to March 31, 2018, 80 M Street’s leased percentage increased from 91.9% to 94.4%, respectively, and Market Square’s leased percentage increased from 77.2% to 82.0%, respectively.
Boston
NOI has increased as a result of tenant reimbursement activity at 116 Huntington Avenue.
Los Angeles
NOI has increased as a result of tenant reimbursement activity at Pasadena Corporate Park.

All Other Office Markets
NOI decreased as a result of asset sales in the first quarter of 2017 and the tenant at 263 Shuman Boulevard vacating the property in May 2017. 263 Shuman Boulevard was transferred to the lender in settlement of the related mortgage note on April 13, 2018.
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
Net income reconciles to FFO as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$1,498	$74,722
Adjustments:
Depreciation of real estate assets	20,835	21,605
Amortization of lease-related costs	8,016	9,457
Depreciation and amortization included in income (loss) from unconsolidated joint ventures(1)	13,558	2,098
Gain on sale of unconsolidated joint venture interest	(762)	—
Loss (gains) on sales of real estate assets	—	(73,153)
Total funds from operations adjustments	41,647	(39,993)
NAREIT FFO available to common stockholders	$43,145	$34,729

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same-store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in our operating portfolio. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2017 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Rental income	$55,387	$53,487
Tenant reimbursements	4,701	5,097
Other property income	1,577	605
Total revenues	61,665	59,189
Property operating expenses	(20,124)	(18,887)
Same Store NOI – wholly owned properties(1)	41,541	40,302
Same Store NOI – joint venture-owned properties(2)	13,182	9,438
	54,723	49,740
NOI from acquisitions(3)	11,675	—
NOI from dispositions(4)	461	7,836
NOI	$66,859	$57,576

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2018, for the entirety of the periods presented.The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)
Reflects activity for the following properties acquired since January 1, 2017, for all periods presented: 55% of 1800 M Street, 247-249 West 17th Street, 218 West 18th Street, and 49.5% of 114 Fifth Avenue.

(4)
Reflects activity for the following properties sold since January 1, 2017, for all periods presented: 263 Shuman Boulevard, 45% of University Circle, 45% of 333 Market Street, Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$1,498	$74,722
Depreciation	20,835	21,605
Amortization	8,016	9,457
General and administrative – corporate	7,794	8,768
General and administrative – joint venture	731	—
Net interest expense	15,892	14,565
Interest income from development authority bonds	(1,800)	(1,800)
Gain on sale of unconsolidated joint venture interests	(762)	—
Loss on early extinguishment of debt	—	45
Income tax expense	7	(388)
Asset and property management fee income	(1,759)	(474)
Adjustments included in income (loss) from unconsolidated joint ventures	16,407	4,229
Loss on sales of real estate assets	—	(73,153)
NOI:	$66,859	$57,576
Same Store NOI – joint venture owned properties(1)	(13,182)	(9,438)
NOI from acquisitions(2)	(11,675)	—
NOI from dispositions(3)	(461)	(7,836)
Same Store NOI – wholly owned properties(4)	$41,541	$40,302

(1)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2018, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)
Reflects activity for the following properties acquired since January 1, 2017, for all periods presented: 55% of 1800 M Street, 247-249 West 17th Street, 218 West 18th Street, and 49.5% of 114 Fifth Avenue.

(3)
Reflects activity for the following properties sold since January 1, 2017, for all periods presented: 45% of University Circle, 45% of 333 Market Street, Key Center Tower & Key Center Marriott, 5 Houston Center, Energy Center I, and 515 Post Oak.

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
The TRS Entities are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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
Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Related-Party Transactions
During the three months ended March 31, 2018 and 2017, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
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
Subsequent Event
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following subsequent event:

•
On April 13, 2018, we transferred 263 Shuman Boulevard to the lender in settlement of the related mortgage note, as described in Note 5, Line of Credit and Notes Payable, to the accompanying consolidated financial statements.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, the $300 Million Bridge Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility, the $300 Million Bridge Loan, and the $300 Million Term Loan bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of March 31, 2018, we had $134.0 million in outstanding borrowings under the Revolving Credit Facility; $180.0 million outstanding on the $300 Million Bridge Loan; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.7 million in 2025 Bonds Payable outstanding; $348.9 million in 2026 Bonds Payable outstanding; and $71.4 million outstanding on fixed-rate, term mortgage loans. The weighted-average interest rate of all our consolidated debt instruments was 3.66% as of March 31, 2018.
Approximately $919.9 million of our total debt outstanding as of March 31, 2018, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2018, these balances incurred interest expense at an average interest rate of 4.17% and have expirations ranging from 2018 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows. A 1.0% change in interest rates would have a $6.1 million annual impact on our interest payments. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity.
Our unconsolidated Market Square Joint Venture holds a $325 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.80%. None of the other joint venture-owned properties have mortgage debt.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at March 31, 2018, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.

During the quarter ended March 31, 2018, we repurchased and retired the following shares in accordance with the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2018(1)	89,944	$21.960	89,944	$194,826,742
February 2018	811,811	$21.084	811,811	$177,710,419
March 2018	484,094	$20.951	484,094	$167,568,324

(1)
All activity for January 2018 relates to the remittance of shares for income taxes associated with certain stock grants made under the LTI Plan (See Note 8, Equity, to the accompanying consolidated financial statements).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2018, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
FIRST QUARTER 2018 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Second Amended and Restated Articles of Incorporation as Amended by the First, Second and Third Articles of Amendment and the Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

3.2	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.3	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.4	Third Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on February 13, 2017).
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 26, 2018	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer