Form 10-Q
period 2018-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2018-07-26
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of July 20, 2018: 117,974,127 shares

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
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2017. Columbia Property Trust's results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$817,975	$825,208
Buildings and improvements, less accumulated depreciation of $364,262 and $388,796, as of June 30, 2018 and December 31, 2017, respectively	1,893,836	2,063,419
Intangible lease assets, less accumulated amortization of $81,040 and $94,065, as of June 30, 2018 and December 31, 2017, respectively	101,578	199,260
Construction in progress	49,135	44,742
Total real estate assets	2,862,524	3,132,629
Investments in unconsolidated joint ventures	1,053,092	943,242
Cash and cash equivalents	11,961	9,567
Tenant receivables, net of allowance for doubtful accounts of $0 as of June 30, 2018 and December 31, 2017	2,241	2,128
Straight-line rent receivable	77,519	92,235
Prepaid expenses and other assets	29,242	27,683
Intangible lease origination costs, less accumulated amortization of $61,810 and $57,465, as of June 30, 2018 and December 31, 2017, respectively	38,002	42,959
Deferred lease costs, less accumulated amortization of $25,606 and $26,464, as of June 30, 2018 and December 31, 2017, respectively	61,159	141,096
Investment in development authority bonds	120,000	120,000
Total assets	$4,255,740	$4,511,539
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,003 and $2,991, as of June 30, 2018 and December 31, 2017, respectively	$547,534	$971,185
Bonds payable, net of discounts of $1,394 and $1,484 and unamortized deferred financing costs of $4,455 and $4,760, as of June 30, 2018 and December 31, 2017, respectively	694,151	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	50,729	125,002
Dividends payable	—	23,961
Deferred income	16,000	18,481
Intangible lease liabilities, less accumulated amortization of $19,280 and $19,660, as of June 30, 2018 and December 31, 2017, respectively	23,314	27,218
Obligations under capital lease	120,000	120,000
Total liabilities	1,451,728	1,979,603
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 117,974,127 and 119,789,106 shares issued and outstanding, as of June 30, 2018 and December 31, 2017, respectively	1,180	1,198
Additional paid-in capital	4,447,054	4,487,071
Cumulative distributions in excess of earnings	(1,648,577)	(1,957,236)
Cumulative other comprehensive income	4,355	903
Total equity	2,804,012	2,531,936
Total liabilities and equity	$4,255,740	$4,511,539
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Rental income	$66,263	$67,121	$131,080	$138,294
Tenant reimbursements	5,146	6,972	10,689	15,556
Hotel income	—	—	—	1,339
Asset and property management fee income	1,818	498	3,577	972
Other property income	2,143	266	3,734	852
	75,370	74,857	149,080	157,013
Expenses:
Property operating costs	22,450	21,831	45,512	45,936
Hotel operating costs	—	9	—	2,085
Asset and property management fee expenses	205	260	413	529
Depreciation	20,681	20,423	41,516	42,028
Amortization	8,623	8,191	16,639	17,648
Impairment loss on real estate assets	30,812	—	30,812	—
General and administrative – corporate	8,282	9,201	16,076	17,969
General and administrative – unconsolidated joint ventures	736	—	1,467	—
	91,789	59,915	152,435	126,195
	(16,419)	14,942	(3,355)	30,818
Other Income (Expense):
Interest expense	(14,314)	(14,462)	(30,209)	(29,577)
Interest and other income	1,814	2,477	3,617	4,827
Gain on sale of unconsolidated joint venture interests	—	—	762	—
Gain (loss) on extinguishment of debt	23,713	—	23,713	(45)
	11,213	(11,985)	(2,117)	(24,795)
Income (loss) before income taxes, unconsolidated joint ventures, and sales of real estate	(5,206)	2,957	(5,472)	6,023
Income tax benefit (expense)	(6)	(7)	(13)	381
Income (loss) from unconsolidated joint ventures	1,773	(1,817)	3,544	(3,702)
Income (loss) before sales of real estate	(3,439)	1,133	(1,941)	2,702
Gain on sales of real estate assets	—	—	—	73,153
Net income (loss)	$(3,439)	$1,133	$(1,941)	$75,855
Per-Share Information – Basic:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$0.62
Weighted-average common shares outstanding – basic	118,035	121,534	118,556	121,768
Per-Share Information – Diluted:
Net income (loss)	$(0.03)	$0.01	$(0.02)	$0.62
Weighted-average common shares outstanding – diluted	118,462	121,909	118,960	122,115
Dividends per share	$0.20	$0.20	$0.40	$0.40

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(3,439)	$1,133	$(1,941)	$75,855
Market value adjustments to interest rate swap	938	(636)	3,452	(2)
Comprehensive income (loss)	$(2,501)	$497	$1,511	$75,853

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,954)	(19)	(41,770)	—	—	(41,789)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	139	1	1,753	—	—	1,754
Distributions to common stockholders ($0.40 per share)	—	—	—	(47,498)	—	(47,498)
Net loss	—	—	—	(1,941)	—	(1,941)
Market value adjustment to interest rate swap	—	—	—	—	3,452	3,452
Balance, June 30, 2018	117,974	$1,180	$4,447,054	$(1,648,577)	$4,355	$2,804,012

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Repurchases of common stock	(1,252)	(13)	(27,488)	—	—	(27,501)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	303	3	2,498	—	—	2,501
Distributions to common stockholders ($0.40 per share)	—	—	—	(48,778)	—	(48,778)
Net income	—	—	—	75,855	—	75,855
Market value adjustment to interest rate swap	—	—	—	—	(2)	(2)
Balance, June 30, 2017	121,235	$1,211	$4,513,922	$(2,009,405)	$(885)	$2,504,843
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$(1,941)	$75,855
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Straight-line rental income	(17,207)	(12,463)
Depreciation	41,516	42,028
Amortization	15,440	16,789
Impairment loss on real estate assets	30,812	—
Noncash interest expense	1,708	1,491
(Gain) loss on extinguishment of debt	(23,713)	45
(Income) loss from unconsolidated joint ventures	(3,544)	3,702
Distributions of earnings from unconsolidated joint ventures	15,015	—
Gain on sale of unconsolidated joint venture interests	(762)	—
Gain on sales of real estate assets	—	(73,153)
Stock-based compensation expense	3,722	3,953
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	(1,039)	3,712
Decrease (increase) in prepaid expenses and other assets	1,591	(1,024)
Decrease in accounts payable and accrued expenses	(39,934)	(20,456)
Decrease in deferred income	(2,481)	(4,516)
Net cash provided by operating activities	19,183	35,963
Cash Flows From Investing Activities:
Net proceeds from the sales of real estate	284,608	504,660
Net proceeds from sale of investments in unconsolidated joint ventures	235,083	—
Prepaid earnest money and transaction costs	—	(12,341)
Capital improvement and development costs	(40,084)	(35,090)
Deferred lease costs paid	(7,510)	(10,432)
Investments in unconsolidated joint ventures	(2,460)	(1,940)
Distributions from unconsolidated joint ventures	4,585	—
Net cash provided by investing activities	474,222	444,857
Cash Flows From Financing Activities:
Financing costs paid	(149)	(70)
Proceeds from lines of credit and notes payable	150,000	—
Repayments of lines of credit and notes payable	(525,639)	(75,830)
Distributions paid to stockholders	(71,459)	(85,505)
Redemptions of common stock	(43,764)	(28,962)
Net cash used in financing activities	(491,011)	(190,367)
Net increase in cash and cash equivalents	2,394	290,453
Cash and cash equivalents, beginning of period	9,567	216,085
Cash and cash equivalents, end of period	$11,961	$506,538
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of June 30, 2018, Columbia Property Trust owned 18 operating properties and one property under redevelopment, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. The operating properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.8 million rentable square feet, and were approximately 97.1% leased as of June 30, 2018.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on Columbia Property Trust's unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable-interest entity in which Columbia Property Trust or Columbia Property Trust OP was deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K").
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

As of June 30, 2018 and December 31, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
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
In the second quarter of 2018, Columbia Property Trust recognized an impairment loss of $30.8 million in connection with changing the holding period expectations for 222 East 41st Street in New York. Columbia Property Trust widely marketed this property for sale during the second quarter and, as a result, entered into an agreement to sell this property on May 25, 2018 and closed on the sale on May 29, 2018. Upon entering into the sale agreement, Columbia Property Trust reduced 222 East 41st Street’s carrying value to reflect its fair value, estimated based on the net contract price of $284.6 million (Level 1), by recording an impairment loss of $30.8 million in the second quarter of 2018.
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see Fair Value Measurements section above for additional detail). As of June 30, 2018 and December 31, 2017, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2018	Gross	$2,481	$148,467	$99,812	$42,594
	Accumulated Amortization	(934)	(77,779)	(61,810)	(19,280)
	Net	$1,547	$70,688	$38,002	$23,314
December 31, 2017	Gross	$2,481	$149,927	$100,424	$46,878
	Accumulated Amortization	(833)	(70,465)	(57,465)	(19,660)
	Net	$1,648	$79,462	$42,959	$27,218
For the three and six months ended June 30, 2018 and 2017, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended June 30, 2018	$51	$4,436	$2,538	$2,315
For the Three Months Ended June 30, 2017	$161	$4,189	$2,740	$1,911
For the Six Months Ended June 30, 2018	$102	$8,775	$4,957	$3,904
For the Six Months Ended June 30, 2017	$449	$9,257	$5,829	$4,316
The net intangible assets and liabilities remaining as of June 30, 2018 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2018	$102	$8,358	$4,736	$2,918
For the years ending December 31:
2019	203	14,586	8,575	5,507
2020	203	12,732	7,743	4,499
2021	203	8,079	3,713	1,591
2022	203	6,585	2,708	1,287
2023	203	5,944	2,480	1,264
Thereafter	430	14,404	8,047	6,248
	$1,547	$70,688	$38,002	$23,314
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately

$31.7 million and $140.9 million as of June 30, 2018 and December 31, 2017, respectively, and recognized amortization of these assets of approximately $0.5 million and $0.6 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $1.1 million and $1.3 million for the six months ended June 30, 2018 and 2017, respectively.

As of June 30, 2018, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2018	$272
For the Years Ending December 31:
2019	545
2020	545
2021	545
2022	545
2023	545
Thereafter	26,346
$29,343
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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$4,355	$903
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$938	$(636)	$3,452	$(2)
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
Recent Accounting Pronouncements
In February 2017, the FASB issued Accounting Standard Update 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets ("ASU 2017-05"), which applies to the partial sale of non-financial assets, including real estate assets, to unconsolidated joint ventures. ASU 2017-05 requires Columbia Property Trust to measure its residual joint venture interest in properties transferred to unconsolidated joint ventures at fair value as of the transaction date by recognizing a gain or loss on 100% of the asset transferred (i.e., to fully step-up the basis of the residual investment in the joint venture). Columbia Property Trust adopted the new rule effective January 1, 2018 on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the total gain on residual joint venture interests as of the transaction dates for the partial sales of Market Square, 333 Market Street, and University Circle, adjusted to reflect the impact of depreciating the additional step-ups through January 1, 2018. The adoption of this standard resulted in an increase to investments in unconsolidated joint ventures and equity of $357.8 million.
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct financing leases, and operating leases. The new standard also requires lessors to capitalize and amortize only incremental direct leasing costs. Columbia Property Trust anticipates adopting ASU 2016-02 as of January 1, 2019 (the effective date for large accelerated filers), using a modified retrospective implementation approach, and is in the process of evaluating the financial impact of this accounting change.
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
Acquisitions
Columbia Property Trust did not acquire any properties during the first six months of 2018. During 2017, Columbia Property Trust acquired the following properties and partial interests in properties:

Property	Location	Date	Percent Acquired	Purchase Price(1) (in thousands)
2017
149 Madison Avenue	New York, NY	November 28, 2017	100.0%	$87,700
1800 M Street	Washington, D.C.	October 11, 2017	55.0%	$231,550	(2)
249 West 17th Street & 218 West 18th Street	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue	New York, NY	July 6, 2017	49.5%	$108,900	(2)

(1)	Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.

(2)	Purchase price is for Columbia Property Trust's partial interests in the properties. These properties are owned through unconsolidated joint ventures.
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
249 West 17th Street & 218 West 18th Street
249 West 17th Street is made up of two interconnected 12- and six-story towers, totaling 281,000 square feet of office and retail space and 218 West 18th Street is a 12-story, 166,000-square-foot office building. As of the acquisition date, 249 West 17th Street was 100% leased to four tenants, including Twitter, Inc. (76%) and Room & Board, Inc. (21%); and 218 West 18th Street was 100% leased to seven tenants, including Red Bull North America, Inc. (25%), Company 3 (18%), SY Partners (16%), and SAE (16%).
114 Fifth Avenue Joint Venture
Columbia Property Trust acquired a 49.5% equity interest in a joint venture that owns the 114 Fifth Avenue property from Allianz (the "114 Fifth Avenue Joint Venture"). 114 Fifth Avenue is a 19-story, 352,000-square-foot building located in Manhattan’s Flatiron District that was 100% leased at acquisition. The 114 Fifth Avenue Joint Venture is owned by Columbia Property Trust (49.5%), Allianz (49.5%), and L&L Holding Company (1.0%). L&L Holding Company is the general partner and performs asset and property management services for the property.

Purchase Price Allocations for Consolidated Property Acquisitions:

	149 Madison Avenue	249 West 17th Street	218 West 18th Street
Location	New York, NY	New York, NY	New York, NY
Date Acquired	November 28, 2017	October 11, 2017	October 11, 2017
Purchase Price (in thousands):
Land	$59,112	$113,149	$43,836
Building and improvements	28,989	194,109	126,957
Intangible lease assets	—	27,408	12,120
Intangible lease origination costs	—	13,062	4,168
Intangible below market lease liability	—	(7,131)	(11,757)
Total purchase price	$88,101	$340,597	$175,324
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information
The following unaudited pro forma statements of operations for the three and six months ended June 30, 2017, have been prepared for Columbia Property Trust to give effect to the acquisitions of 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016. Columbia Property Trust owned 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue for the entirety of the six months ended June 30, 2018. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2016 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues	$84,485	$176,270
Net income	$3,460	$80,508
Net income per share – basic	$0.03	$0.66
Net income per share – diluted	$0.03	$0.66

Dispositions
During 2017 and the first six months of 2018, Columbia Property Trust disposed of the following properties or partial interests in properties of unconsolidated joint ventures:

Property	Location	Date	% Sold		Sales Price(1) (in thousands)		Gain on Sale (in thousands)
2018
222 East 41st Street(2)	New York, NY	May 29, 2018	100.0%		$332,500		$—
263 Shuman Boulevard(3)	Chicago, IL	April 13, 2018	100.0%		$49,000	(3)	$24,000	(3)
University Circle & 333 Market Street Joint Ventures(4)	San Francisco, CA	February 1, 2018	22.5%	(4)	$235,300	(4)	$762	(4)
2017
University Circle & 333 Market Street(5)	San Francisco, CA	July 6, 2017	22.5%	(5)	$234,000	(5)	$102,400	(5)
Key Center Tower & Marriott(6)	Cleveland, OH	January 31, 2017	100.0%		$267,500		$9,500
Houston Properties(7)	Houston, TX	January 6, 2017	100.0%		$272,000		$63,700

(1)	Exclusive of transaction costs and price adjustments.

(2)
On May 29, 2018, Columbia Property Trust closed on the sale of 222 East 41st Street in New York, for $332.5 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $30.8 million related to this property in the second quarter of 2018, as further described in Note 2, Summary of Significant Accounting Policies.

The proceeds from this transaction were used to fully repay the $180 million remaining balance on the $300 Million Bridge Loan, as described in Note 5, Line of Credit and Notes Payable.

(3)
On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in extinguishment of the loan principal of $49.0 million, accrued interest expense, and accrued property operating costs, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.

(4)
Sales price is for the partial interests in the unconsolidated joint ventures that were sold. As previously agreed, Columbia Property Trust sold an additional 22.5% interest in the University Circle property and 333 Market Street building to its joint venture partner, Allianz, for $235.3 million, which resulted in a $0.8 million gain on sale of unconsolidated joint venture interests (the "February 2018 Allianz Transaction"). The gain on sale is calculated as the net sales price over the adjusted carrying value of the joint venture interest sold. In connection with implementing ASU 2017-05, effective January 1, 2018, the joint venture carrying value was increased to its estimated fair value as of the joint venture formation date, July 6, 2017, less depreciation through January 1, 2018.

The proceeds from this transaction were used to reduce the balance on the $300 Million Bridge Loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

(5)
Sales price is for the partial interests in the properties that were sold. Columbia Property Trust contributed the 333 Market Street building and the University Circle property to unconsolidated joint ventures, and simultaneously sold a 22.5% interest in those joint ventures to Allianz, an unrelated third party, for $234.0 million, which resulted in a $102.4 million gain on sale of real estate assets (collectively, the "San Francisco Joint Ventures"). The gain on sale is calculated as the net sales price over the depreciated net book value of the assets sold.

(6)
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

(7)	5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction. These properties generated a net loss of $14,900 for the first six days of 2017, excluding the gain on sale.

4.    Unconsolidated Joint Ventures
As of June 30, 2018 and December 31, 2017, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest		June 30, 2018	December 31, 2017
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$134,298	$128,411
University Circle Joint Venture	University Circle	San Francisco	55.0%	(2)	296,756	173,798
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	(2)	275,897	288,236
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%		105,567	110,311
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%		240,574	242,486
					$1,053,092	$943,242

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

(2)
On February 1, 2018, Allianz acquired from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. See the Dispositions section of Note 3, Real Estate Transactions, for more information.

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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other than temporarily impaired as of June 30, 2018.
Mortgage Debt and Related Guaranty
The Market Square joint venture is the only joint venture with mortgage debt. As of June 30, 2018 and December 31, 2017, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $9.4 million as of June 30, 2018 from $11.2 million as of December 31, 2017, as a result of leasing at Market Square. The amount of the guaranty will continue to be reduced as space is leased.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity(1)
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Market Square Joint Venture	$583,207	$590,115	$324,735	$324,708	$243,107	$244,506
University Circle Joint Venture	227,102	227,368	—	—	221,363	221,154
333 Market Street Joint Venture	380,797	385,297	—	—	365,384	368,994
114 Fifth Avenue Joint Venture	384,783	392,486	—	—	161,744	170,525
1800 M Street Joint Venture	454,930	458,964	—	—	434,863	438,227
	$2,030,819	$2,054,230	$324,735	$324,708	$1,426,461	$1,443,406

(1)
Excludes basis differences. There is an aggregate net basis difference of $283.4 million and $32.0 million as of June 30, 2018 and December 31, 2017, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investment in the joint ventures. The differences result from the basis step-up in accordance with ASU 2017-05, as described in Note 2, Summary of Significant Accounting Policies, and the differences in the timing of each partner's interest acquisition and formation costs incurred by Columbia Property Trust. The basis differences are being amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

Summarized income statement information for the unconsolidated joint ventures for the three months ended June 30, 2018 and June 30, 2017 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2018	2017	2018	2017	2018	2017
Market Square Joint Venture	$11,249	$10,428	$(2,998)	$(3,563)	$(1,529)	$(1,817)
University Circle Joint Venture	10,003	—	5,243	—	2,885	—
333 Market Street Joint Venture	6,675	—	3,558	—	1,957	—
114 Fifth Avenue Joint Venture	10,489	—	(2,362)	—	(1,169)	—
1800 M Street Joint Venture	9,571	—	1,436	—	790	—
	$47,987	$10,428	$4,877	$(3,563)	$2,934	$(1,817)

(1)	Excludes the amortization of basis differences described above.
Summarized income statement information for the unconsolidated joint ventures for the six months ended June 30, 2018 and June 30, 2017 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2018	2017	2018	2017	2018	2017
Market Square Joint Venture	$22,264	$20,562	$(6,007)	$(7,259)	$(3,063)	$(3,702)
University Circle Joint Venture	20,344	—	10,748	—	6,314	—
333 Market Street Joint Venture	13,343	—	7,115	—	4,184	—
114 Fifth Avenue Joint Venture	20,789	—	(4,693)	—	(2,323)	—
1800 M Street Joint Venture	18,467	—	1,679	—	923	—
	$95,207	$20,562	$8,842	$(7,259)	$6,035	$(3,702)

(1)	Excludes the amortization of basis differences described above.

Property and Asset Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three and six months ended June 30, 2018 and 2017, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market Square Joint Venture	$552	$498	$1,075	$972
University Circle Joint Venture	563	—	1,092	—
333 Market Street Joint Venture	196	—	393	—
1800 M Street Joint Venture	507	—	1,017	—
	$1,818	$498	$3,577	$972
Columbia Property Trust also received reimbursements of property operating costs of $1.1 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively. These reimbursements are included in other property income revenues in the accompanying consolidated statements of operations. Property and asset management fees of $0.8 million and $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively.
5.    Line of Credit and Notes Payable
As of June 30, 2018 and December 31, 2017, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	June 30, 2018	December 31, 2017
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility	78,000	152,000
One Glenlake mortgage note	21,537	23,176
$300 Million Bridge Loan	—	300,000
263 Shuman Boulevard mortgage note	—	49,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,003)	(2,991)
	$547,534	$971,185
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2018 and December 31, 2017, was approximately $550.3 million and $975.3 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2018 and December 31, 2017, was $549.5 million and $974.2 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan"), the $300 Million Bridge Loan (the $300 Million Bridge Loan"), and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.
Interest Paid and Capitalized and Debt Covenants
During the six months ended June 30, 2018 and 2017, Columbia Property Trust made interest payments totaling approximately $12.0 million and $11.2 million, respectively, of which approximately $1.9 million and $0.3 million, respectively, were capitalized.

As of June 30, 2018, Columbia Property Trust believes it is in compliance with the restrictive financial covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments & Extinguishment
On May 30, 2018, Columbia Property Trust repaid the remaining $180.0 million outstanding balance on the $300 Million Bridge Loan, using a portion of the proceeds from the sale of 222 East 41st Street, as described in Note 3, Real Estate Transactions. As a result, Columbia Property Trust recognized a loss on extinguishment of debt of $0.3 million related to unamortized deferred financing costs.
On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in extinguishment of the $49.0 million loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018. In 2018, Columbia Property Trust accrued related interest expense of $1.5 million at the default rate of 10.55% and property operating expenses of $0.6 million, primarily related to property taxes and repairs and maintenance.
On February 2, 2018, Columbia Property Trust repaid $120.0 million of the outstanding balance on the $300 Million Bridge Loan, using a portion of the proceeds from the February 2018 Allianz Transaction, as described in Note 3, Real Estate Transactions.
6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of June 30, 2018 and December 31, 2017: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $13.7 million and $13.8 million were made on the bonds payable during the six months ended June 30, 2018 and 2017, respectively. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of June 30, 2018, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of June 30, 2018 and December 31, 2017, the estimated fair value of the bonds payable was approximately $667.6 million and $702.8 million, respectively. The related carrying value of the bonds payable, net of discounts, as of June 30, 2018 and December 31, 2017 was $698.6 million and $698.5 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of June 30, 2018, no tenants have exercised such options that have not been materially satisfied or recorded as a liability on the accompanying consolidated balance sheet.
Guaranty of Debt of Unconsolidated Joint Venture
Upon entering into the Market Square Joint Venture in October 2015, Columbia Property Trust entered into a guaranty of a $25.0 million portion of the Market Square mortgage note, the amount of which is reduced as space is leased. As a result of leasing, the guaranty has been reduced to $9.4 million as of June 30, 2018. Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of June 30, 2018.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the six months ended June 30, 2018, Columbia Property Trust repurchased 2.0 million shares at an average price of $21.35 per share, for aggregate purchases of $41.8 million. As of June 30, 2018, $153.0 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
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
On January 1, 2018, Columbia Property Trust granted 128,486 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2018, Columbia Property Trust granted 176,702 performance-based restricted stock unit awards, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later (the "Performance-Based RSUs"). Consistent with the 2017 plan, the payout of the 2018 Performance-Based RSUs will be determined based on Columbia Property Trust’s total shareholder return relative to the FTSE NAREIT Equity Office Index. Upon reaching a predefined performance threshold, the payout of Performance-Based RSUs will range from 50% to 150%. A rollforward of unvested employee stock awards and Performance-Based RSUs granted under the LTI Plan for the six months ended June 30, 2018 follows:

	For the Six Months Ended June 30, 2018
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested awards – beginning of period	718	$20.45
Granted	375	$17.50
Vested	(275)	$16.00
Forfeited	(11)	$18.60
Unvested awards – end of period(2)	807	$20.62

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of June 30, 2018, Columbia Property Trust expects approximately 774,155 of the 807,000 unvested awards to ultimately vest, assuming a weighted average forfeiture rate of 4.1%, which was determined based on historical forfeiture rates.

Director Awards
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually. Prior to this time, the independent directors' equity retainers were paid quarterly. During the six months ended June 30, 2018 and June 30, 2017, Columbia Property Trust paid the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value
2018
May 14, 2018	31,743	$22.20
2017
January 3, 2017	8,279	$21.58
May 2, 2017	33,581	$22.57
Stock-Based Compensation Expense
For the three and six months ended June 30, 2018 and 2017, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization of awards granted under the LTI Plan	$873	$887	$1,909	$1,804
Amortization of future awards under the LTI Plan(1)	616	617	1,108	1,212
Issuance of shares to independent directors	705	758	705	937
Total stock-based compensation expense	$2,194	$2,262	$3,722	$3,953

(1)	Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2018 and December 31, 2017, there were $11.0 million and $8.1 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. In 2017, Columbia Property Trust changed from a one-year performance period to a three-year performance period and granted additional shares to bridge the vesting gap created as a result.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Investments in real estate funded with other assets	$—	$311
Deposits applied to sales of real estate	$—	$10,000
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$49,000	$—
Amortization of net discounts on debt	$90	$90
Accrued capital expenditures and deferred lease costs	$16,771	$28,547
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$3,452	$(2)
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and ASU 2014-09	$358,098	$—
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	$1,754	$2,501

10.    Earnings Per Share
For the three and six months ended June 30, 2018 and 2017, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(3,439)	$1,133	$(1,941)	$75,855
Distributions paid on unvested shares	(73)	(85)	(146)	(168)
Net income (loss) used to calculate basic and diluted earnings per share	$(3,512)	$1,048	$(2,087)	$75,687
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average common shares – basic	118,035	121,534	118,556	121,768
Plus incremental weighted-average shares from time-vested conversions, less assumed share repurchases:
Previously granted awards, unvested	72	90	70	75
Future period LTI Plan awards	355	285	334	272
Weighted-average common shares – diluted	118,462	121,909	118,960	122,115
11.     Revenues
Columbia Property Trust derives most of its revenues, rental income, and tenant reimbursements from leases. All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating costs are incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other income and recognized on a straight-line basis from when Columbia Property Trust receives notification of termination through the date the tenant loses the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement. For the three months ended June 30, 2018, Columbia Property Trust earned lease termination revenues of $0.8 million; and for the six months ended June 30, 2018 and 2017, Columbia Property Trust earned lease termination revenues of $1.2 million and $0.2 million, respectively.
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
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. For the three months ended June 30, 2018 and 2017, Columbia Property Trust earned revenues of $1.8 million and $0.5 million, respectively, under these agreements; and for the six months ended June 30, 2018 and 2017, Columbia Property Trust earned revenues of $3.6 million and $1.0 million, respectively, under these agreements. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, under ASU 2014-09, such fees are recognized ratably over the service period, usually a period of three months, which is consistent with the accounting method used prior to January 1, 2018. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. ASU 2014-09 requires such fees to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were not recognized until billable to the applicable joint venture, typically upon commencement of the lease. Upon implementing ASU 2014-09 effective January 1, 2018, Columbia Property Trust accelerated the recognition of lease override fees related to a lease that had been executed but not yet commenced, by recording $0.3 million of lease override fees receivable as prepaid expenses and other assets and a cumulative-effect adjustment to increase equity by the same amount. For the three and six months ended June 30, 2018, Columbia Property Trust earned leasing override fees of $38,000, which are included in asset and property management fee income on the accompanying consolidated statements of operations. For the three and six months ended June 30, 2017, Columbia Property Trust did not earn any leasing override fees.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Under ASU 2014-09, such revenues are recognized ratably over the service period, usually a period of one month, three months, or one year, which is consistent with the accounting method used prior to January 1, 2018. For the three months ended June 30, 2018 and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $1.2 million and $0.2 million, respectively; and for the six months ended June 30, 2018 and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $2.2 million and $0.4 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are included in other property income on the accompanying consolidated statements of income. Such services are ongoing and routine, and are provided on a recurring basis. Under ASU 2014-09, these revenues are recognized ratably over the service period, usually a period of one month or one quarter, which is consistent with the accounting method used prior to January 1, 2018.
12.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of June 30, 2018, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
Net operating income ("NOI") is a non-GAAP financial measure. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include property operating costs. The NOI performance metric consists only of revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
Asset information and capital expenditures by segment are not reported because Columbia Property Trust does not use these measures to assess performance. Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New York(1)	$40,349	$25,524	$81,258	$53,110
San Francisco(2)	26,088	27,593	49,608	54,775
Atlanta	10,283	9,510	20,141	18,838
Washington, D.C.(3)	14,411	7,745	28,383	15,128
Boston	3,158	2,720	6,528	5,624
Los Angeles	1,910	1,857	3,830	3,635
All other office markets	3,905	4,856	7,841	14,447
Total office segments	100,104	79,805	197,589	165,557
Hotel	—	5	—	1,223
Corporate	894	(133)	1,575	(253)
Total operating revenues	$100,998	$79,677	$199,164	$166,527

(1)
Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% from January 1, 2018 through June 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  100.0% from January 1, 2017 through June 30, 2017; 77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2018.

(3)
Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through June 30, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total revenues	$75,370	$74,857	$149,080	$157,013
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	27,446	5,318	53,661	10,486
Less: asset and property management fee income(2)	(1,818)	(498)	(3,577)	(972)
Total operating revenues	$100,998	$79,677	$199,164	$166,527

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 11, Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New York(1)	$24,369	$16,259	$48,548	$33,875
San Francisco(2)	19,396	19,701	38,950	39,567
Atlanta	9,084	8,285	17,838	16,578
Washington, D.C.(3)	8,802	3,565	17,132	6,843
Boston	1,545	1,192	3,313	2,601
Los Angeles	1,154	1,202	2,362	2,284
All other office markets	3,869	4,597	7,160	11,527
Total office segments	68,219	54,801	135,303	113,275
Hotel	—	(14)	—	(890)
Corporate	(170)	(103)	(395)	(125)
Total NOI	$68,049	$54,684	$134,908	$112,260

(1)
Includes NOI for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% from January 1, 2018 through June 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  100.0% from January 1, 2017 through June 30, 2017; 77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2018.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through June 30, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(3,439)	$1,133	$(1,941)	$75,855
Depreciation	20,681	20,423	41,516	42,028
Amortization	8,623	8,191	16,639	17,648
General and administrative – corporate	8,282	9,201	16,076	17,969
General and administrative – joint ventures	736	—	1,467	—
Net interest expense	14,300	13,785	30,192	28,350
Interest income from development authority bonds	(1,800)	(1,800)	(3,600)	(3,600)
Gain on sale of unconsolidated joint venture interests	—	—	(762)	—
Loss (gain) on extinguishment of debt	(23,713)	—	(23,713)	45
Income tax expense (benefit)	6	7	13	(381)
Asset and property management fee income	(1,818)	(498)	(3,577)	(972)
Adjustments included in income (loss) from unconsolidated joint ventures	15,379	4,242	31,786	8,471
Gain on sales of real estate assets	—	—	—	(73,153)
Impairment loss	30,812	—	30,812	—
NOI	$68,049	$54,684	$134,908	$112,260

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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2018 and 2017; and its condensed consolidating statements of cash flows for the six months ended June 30, 2018 and 2017.

Condensed Consolidating Balance Sheets (in thousands):

	As of June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$817,975	$—	$817,975
Buildings and improvements, net	—	1,952	1,891,884	—	1,893,836
Intangible lease assets, net	—	—	101,578	—	101,578
Construction in progress	—	—	49,135	—	49,135
Total real estate assets	—	1,952	2,860,572	—	2,862,524
Investments in unconsolidated joint ventures	—	1,053,092	—	—	1,053,092
Cash and cash equivalents	188	6,606	5,167	—	11,961
Investment in subsidiaries	2,663,479	1,495,545	—	(4,159,024)	—
Tenant receivables, net of allowance	—	30	2,211	—	2,241
Straight-line rent receivable	—	—	77,519	—	77,519
Prepaid expenses and other assets	141,076	339,001	18,194	(469,029)	29,242
Intangible lease origination costs, net	—	—	38,002	—	38,002
Deferred lease costs, net	—	—	61,159	—	61,159
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,804,743	$2,896,226	$3,182,824	$(4,628,053)	$4,255,740
Liabilities:
Line of credit and notes payable, net	$—	$526,077	$488,801	$(467,344)	$547,534
Bonds payable, net	—	694,151	—	—	694,151
Accounts payable, accrued expenses, and accrued capital expenditures	731	9,055	40,949	(6)	50,729
Due to affiliates	—	—	1,679	(1,679)	—
Deferred income	—	81	15,919	—	16,000
Intangible lease liabilities, net	—	—	23,314	—	23,314
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	731	1,229,364	690,662	(469,029)	1,451,728
Equity:
Total equity	2,804,012	1,666,862	2,492,162	(4,159,024)	2,804,012
Total liabilities and equity	$2,804,743	$2,896,226	$3,182,824	$(4,628,053)	$4,255,740

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$825,208	$—	$825,208
Building and improvements, net	—	2,110	2,061,309	—	2,063,419
Intangible lease assets, net	—	—	199,260	—	199,260
Construction in progress	—	—	44,742	—	44,742
Total real estate assets	—	2,110	3,130,519	—	3,132,629
Investments in unconsolidated joint ventures	—	943,241	1	—	943,242
Cash and cash equivalents	692	5,079	3,796	—	9,567
Investment in subsidiaries	2,238,577	1,186,594	—	(3,425,171)	—
Tenant receivables, net of allowance	—	30	2,098	—	2,128
Straight-line rent receivable	—	—	92,235	—	92,235
Prepaid expenses and other assets	317,364	336,598	19,375	(645,654)	27,683
Intangible lease origination costs, net	—	—	42,959	—	42,959
Deferred lease costs, net	—	—	141,096	—	141,096
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539
Liabilities:
Lines of credit and notes payable, net	$—	$899,168	$715,327	$(643,310)	$971,185
Bonds payable, net	—	693,756	—	—	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	732	10,325	113,949	(4)	125,002
Dividends payable	23,961	—	—	—	23,961
Due to affiliates	—	—	2,340	(2,340)	—
Deferred income	4	81	18,396	—	18,481
Intangible lease liabilities, net	—	—	27,218	—	27,218
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	24,697	1,603,330	997,230	(645,654)	1,979,603
Equity:
Total equity	2,531,936	870,322	2,554,849	(3,425,171)	2,531,936
Total liabilities and equity	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$66,263	$—	$66,263
Tenant reimbursements	—	—	5,146	—	5,146
Asset and property management fee income	930	—	888	—	1,818
Other property income	—	—	2,143	—	2,143
	930	—	74,440	—	75,370
Expenses:
Property operating costs	—	—	22,450	—	22,450
Asset and property management fees	—	—	205	—	205
Depreciation	—	166	20,515	—	20,681
Amortization	—	—	8,623	—	8,623
Impairment loss on real estate assets	—	—	30,812	—	30,812
General and administrative – corporate	193	2,512	5,577	—	8,282
General and administrative – unconsolidated joint ventures	—	—	736	—	736
	193	2,678	88,918	—	91,789
Real estate operating income (loss)	737	(2,678)	(14,478)	—	(16,419)
Other income (expense):
Interest expense	—	(11,983)	(8,651)	6,320	(14,314)
Interest and other income	2,842	3,478	1,814	(6,320)	1,814
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
	2,842	(8,831)	17,202	—	11,213
Income (loss) before income taxes and unconsolidated entities:	3,579	(11,509)	2,724	—	(5,206)
Income tax expense	—	—	(6)	—	(6)
Income (loss) from unconsolidated entities	(7,018)	5,823	(2)	2,970	1,773
Net income (loss)	$(3,439)	$(5,686)	$2,716	$2,970	$(3,439)

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$67,216	$(95)	$67,121
Tenant reimbursements	—	(100)	7,072	—	6,972
Asset and property management fee income	245	—	253	—	498
Other property income	—	—	266	—	266
	245	(100)	74,807	(95)	74,857
Expenses:
Property operating costs	—	(45)	21,971	(95)	21,831
Hotel operating costs	—	—	9	—	9
Asset and property management fees	—	—	260	—	260
Depreciation	—	152	20,271	—	20,423
Amortization	—	—	8,191	—	8,191
General and administrative – corporate	56	2,739	6,406	—	9,201
	56	2,846	57,108	(95)	59,915
Real estate operating income (loss)	189	(2,946)	17,699	—	14,942
Other income (expense):
Interest expense	—	(10,568)	(8,668)	4,774	(14,462)
Interest and other income	4,228	1,220	1,803	(4,774)	2,477
	4,228	(9,348)	(6,865)	—	(11,985)
Income (loss) before income taxes and unconsolidated entities:	4,417	(12,294)	10,834	—	2,957
Income tax expense	—	—	(7)	—	(7)
Income (loss) from unconsolidated entities	(3,284)	6,187		(4,720)	(1,817)
Net income (loss)	$1,133	$(6,107)	$10,827	$(4,720)	$1,133

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$131,080	$—	$131,080
Tenant reimbursements	—	—	10,689	—	10,689
Asset and property management fee income	1,834	—	1,743	—	3,577
Other property income	—	—	3,734	—	3,734
	1,834	—	147,246	—	149,080
Expenses:
Property operating costs	—	—	45,512	—	45,512
Asset and property management fees	—	—	413	—	413
Depreciation	—	332	41,184	—	41,516
Amortization	—	—	16,639	—	16,639
Impairment loss on real estate assets	—	—	30,812	—	30,812
General and administrative – corporate	389	4,820	10,867	—	16,076
General and administrative – unconsolidated joint ventures	—	—	1,467	—	1,467
	389	5,152	146,894	—	152,435
Real estate operating income (loss)	1,445	(5,152)	352	—	(3,355)
Other income (expense):
Interest expense	—	(24,417)	(19,145)	13,353	(30,209)
Interest and other income	6,397	6,956	3,617	(13,353)	3,617
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
	6,397	(17,025)	8,511	—	(2,117)
Income (loss) before income taxes and unconsolidated entities:	7,842	(22,177)	8,863	—	(5,472)
Income tax expense	—	—	(13)	—	(13)
Income (loss) from unconsolidated entities	(9,783)	12,838	—	489	3,544
Net income (loss)	$(1,941)	$(9,339)	$8,850	$489	$(1,941)

Consolidating Statements of Operations (in thousands):

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$138,438	$(195)	$138,294
Tenant reimbursements	—	(66)	15,622	—	15,556
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	490	—	482	—	972
Other property income	—	—	870	(18)	852
	490	(15)	156,751	(213)	157,013
Expenses:
Property operating costs	—	128	46,003	(195)	45,936
Hotel operating costs	—	—	2,085	—	2,085
Asset and property management fee expenses:
Related-party	—	3	—	(3)	—
Other	—	—	529	—	529
Depreciation	—	234	41,794	—	42,028
Amortization	—	5	17,643	—	17,648
General and administrative	96	5,256	12,632	(15)	17,969
	96	5,626	120,686	(213)	126,195
Real estate operating income (loss)	394	(5,641)	36,065	—	30,818
Other income (expense):
Interest expense	—	(20,851)	(19,133)	10,407	(29,577)
Interest and other income	8,330	3,297	3,607	(10,407)	4,827
Loss on extinguishment of debt	—	—	(45)	—	(45)
	8,330	(17,554)	(15,571)	—	(24,795)
Income (loss) before income taxes and unconsolidated entities and sales of real estate:	8,724	(23,195)	20,494	—	6,023
Income tax benefit	—	—	381	—	381
Income (loss) from unconsolidated entities	67,131	69,283	—	(140,116)	(3,702)
Income before sale of real estate assets:	75,855	46,088	20,875	(140,116)	2,702
Gain on sale of real estate assets	—	11,050	62,103	—	73,153
Net income	$75,855	$57,138	$82,978	$(140,116)	$75,855

Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(3,439)	$(5,686)	$2,716	$2,970	$(3,439)
Market value adjustments to interest rate swaps	938	938	—	(938)	938
Comprehensive income (loss)	$(2,501)	$(4,748)	$2,716	$2,032	$(2,501)

	For the Three Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$1,133	$(6,107)	$10,827	$(4,720)	$1,133
Market value adjustments to interest rate swaps	(636)	(636)	—	636	(636)
Comprehensive income (loss)	$497	$(6,743)	$10,827	$(4,084)	$497

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(1,941)	$(9,339)	$8,850	$489	$(1,941)
Market value adjustments to interest rate swaps	3,452	3,452	—	(3,452)	3,452
Comprehensive income (loss)	$1,511	$(5,887)	$8,850	$(2,963)	$1,511

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$75,855	$57,138	$82,978	$(140,116)	$75,855
Market value adjustments to interest rate swaps	(2)	(2)	—	2	(2)
Comprehensive income	$75,853	$57,136	$82,978	$(140,114)	$75,853

Consolidating Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$1,445	$(3,037)	$29,625	$(8,850)	$19,183
Cash flows from investing activities:
Net proceeds from the sales of real estate assets	—	—	284,608	—	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	—	(51)	(47,543)	—	(47,594)
Investments in unconsolidated joint ventures	—	(2,460)	—	—	(2,460)
Distributions from unconsolidated joint ventures	—	4,585	—	—	4,585
Distributions from subsidiaries	113,274	254,037	—	(367,311)	—
Net cash provided by investing activities	113,274	491,194	237,065	(367,311)	474,222
Cash flows from financing activities:
Borrowings, net of fees	—	149,851	—	—	149,851
Repayments	—	(524,000)	(1,639)	—	(525,639)
Distributions	(71,459)	(112,481)	(263,680)	376,161	(71,459)
Repurchases of common stock	(43,764)	—	—	—	(43,764)
Net cash used in financing activities	(115,223)	(486,630)	(265,319)	376,161	(491,011)
Net increase (decrease) in cash and cash equivalents	(504)	1,527	1,371	—	2,394
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$188	$6,606	$5,167	$—	$11,961

Consolidating Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$58,752	$58,688	$58,639	$(140,116)	$35,963
Cash flows from investing activities:
Net proceeds from sales of real estate assets	—	49,531	455,129	—	504,660
Investment in real estate and related assets	(12,000)	(400)	(45,463)	—	(57,863)
Investments in unconsolidated joint ventures	—	(1,940)	—	—	(1,940)
Distributions from subsidiaries	385,554	331,630	—	(717,184)	—
Net cash provided by investing activities	373,554	378,821	409,666	(717,184)	444,857
Cash flows from financing activities:
Borrowings, net of fees	—	(70)	—	—	(70)
Repayments	—	—	(75,830)	—	(75,830)
Distributions	(85,505)	(447,367)	(409,933)	857,300	(85,505)
Repurchases of common stock	(28,962)	—	—	—	(28,962)
Net cash used in financing activities	(114,467)	(447,437)	(485,763)	857,300	(190,367)
Net increase (decrease) in cash and cash equivalents	317,839	(9,928)	(17,458)	—	290,453
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$492,259	$6,581	$7,698	$—	$506,538

14.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and did not note any subsequent events.

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
Over the past several years, we undertook a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion, and reinvesting this capital in New York, San Francisco, Washington, D.C., and Boston. In May 2018, we sold 222 East 41st Street in New York after releasing the property to a single tenant for 30 years. We are continuing to pursue strategic investment opportunities in our target markets, as well as selective property dispositions in non-target markets.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. During the first six months of 2018, we leased 274,000 square feet of space including:

•	a 59,000-square-foot lease expansion with Arby's at One & Three Glenlake Parkway;

•	a 17,000-square-foot lease expansion with Fullscreen at 315 Park Avenue South, along with an extension to 2026 for their new total 34,000 square feet of space; and

•	a 27,000-square-foot new lease with Ernst & Young at 218 West 18th Street.
We continue to maintain a strong and flexible balance sheet with a weighted-average cost of borrowing of 3.71%(1) per annum as of June 30, 2018. Our debt capital allocation favors unsecured borrowings with 92%(1) of our portfolio unencumbered by mortgages. Our borrowings mature over the next eight years, and $528.0 million (or 73.8%) of the line of credit and notes payable borrowings outstanding at period-end may be repaid prior to maturity, in part or in full, without penalty. Our stock repurchase program allows us to take advantage of market opportunities from time to time when we believe our stock is undervalued. During the six months ended June 30, 2018, we repurchased $41.8 million of our common stock (2.0 million shares at an average price of $21.35 per share).

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 95.3% at June 30, 2017 to 97.1% at June 30, 2018. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total number of leases	10	19	27	35
Square feet of leasing – renewal(1)	22,630	69,580	40,776	204,936
Square feet of leasing – new(1)	114,698	248,771	211,712	389,329
Total square feet of leasing	137,328	318,351	252,488	594,265
Lease term (months)	112	108	104	114
Tenant improvements, per square foot – renewal	$3.74	$81.23	$13.47	$51.11
Tenant improvements, per square foot – new	$66.00	$97.29	$63.87	$83.70
Tenant improvements, per square foot – all leases	$61.97	$94.23	$61.43	$77.33
Leasing commissions, per square foot – renewal	$8.14	$19.45	$7.69	$15.50
Leasing commissions, per square foot – new	$28.32	$23.00	$28.49	$20.61
Leasing commissions, per square foot – all leases	$27.01	$22.32	$27.48	$19.61

Rent leasing spread – renewal(2)	5.7%	74.8%	7.5%	44.0%
Rent leasing spread – new(3)	13.9%	96.9%	38.2%	133.1%
Rent leasing spread – all leases(2)(3)	13.1%	85.1%	35.9%	101.3%

(1)	Includes our proportionate share of renewal and new leasing at properties owned through unconsolidated joint ventures.

(2)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads for new leases are calculated only for space that has been vacant less than one year, and are measured on a straight-line basis.
In 2018, rent leasing spreads were positive (13.1% and 35.9% for the three and six months ended June 30, 2018, respectively) primarily due to a 59,000-square-foot lease expansion at One & Three Glenlake Parkway in Atlanta, a 27,000-square-foot lease at 218 West 18th Street in New York, and a 17,000-square-foot lease expansion at 315 Park Avenue South. In 2017, rent leasing spreads were significantly positive (85.1% and 101.3% for the three and six months ended June 30, 2017, respectively) due to leasing 188,000 square feet at 650 California Street in San Francisco. Over the next 12 months, approximately 139,000 square feet of leases at our operating properties (approximately 2.6% of our portfolio based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors elected to maintain a $0.20 dividend rate for second quarter of 2018.
Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-Term Liquidity and Capital Resources
During the six months ended June 30, 2018, we generated net cash flows from operating activities of $19.2 million, which consisted primarily of receipts from tenants for rent and reimbursements and distributions from unconsolidated joint ventures, reduced by payments for operating costs, tenant inducements, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $71.5 million, which included dividend payments of $23.9 million for the fourth quarter of

2017 and $47.6 million for the first and second quarters of 2018. Distributions to stockholders exceeded net cash flow from operating activities for the first six months of 2018, due to timing differences related to paying prior period lease incentives and prior period dividends in the current period.
During the six months ended June 30, 2018, we sold 222 East 41st Street and an additional 22.5% interest in the 333 Market Street and University Circle joint ventures for net proceeds of $519.7 million. We used these proceeds to repay the $300 Million Bridge Loan, to pay down $74.0 million on our Revolving Credit Facility (as described below), to fund leasing and capital projects of $50.0 million, and to fund share repurchases of $41.8 million.
Over the short-term, we expect our primary sources of capital and liquidity to be operating cash flows and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments on current and maturing debt. As of July 20, 2018, we have access to $433.0 million under our Revolving Credit Facility. We believe that we have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing strategy and objectives, we have generally maintained debt levels less than 40% of the undepreciated cost of our assets over the long term. As of June 30, 2018, our net-debt-to-real-estate-asset ratio was approximately 30%. Our net-debt-to-real-estate-asset ratio is calculated based on outstanding debt, less consolidated cash balances, and includes our share of joint venture real estate assets, basis adjustments related to joint venture real estate assets, and joint venture debt.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two six-month extension options (the "Revolving Credit Facility"). As of June 30, 2018, we have $78.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, together, the Revolving Credit Facility and the $300 Million Term Loan provide for aggregate additional borrowings of up to $400 million under four accordion options, subject to certain limitations.
Term Loans
The unsecured $300 Million Term Loan matures in July 2020 and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on our applicable credit rating. Additionally, together, the Revolving Credit Facility and the $300 Million Term Loan provide for aggregate additional borrowings of up to $400 million under four accordion options, subject to certain limitations.
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
Bonds Payable
In August 2016, we issued $350.0 million of 10-year unsecured 3.650% senior notes at 99.626% of their face value (the "2026 Bonds Payable"). We received proceeds from the 2026 Bonds Payable, net of fees, of $346.4 million. The 2026 Bonds Payable require semi-annual interest payments in February and August, based on a contractual annual interest rate of 3.650%. The principal amount of the 2026 Bonds Payable is due and payable on the maturity date, August 15, 2026.
In March 2015, we issued $350.0 million of 10-year unsecured 4.150% senior notes at 99.859% of their face value (the "2025 Bonds Payable"). We received proceeds from the 2025 Bonds Payable, net of fees, of $347.2 million. The 2025 Bonds Payable require semi-annual interest payments in April and October, based on a contractual annual interest rate of 4.150%. The principal amount of the 2025 Bonds Payable is due and payable on the maturity date, April 1, 2025.
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We believe we were in compliance with all of our debt covenants as of June 30, 2018. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of June 30, 2018, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations(1)	$1,415,287	$21,537	$378,000	$150,000	$865,750
Interest obligations on debt(1)(2)	287,124	26,788	96,849	78,698	84,789
Capital lease obligations(3)	120,000	—	—	120,000	—
Operating lease obligations(4)	1,281,710	3,899	15,774	15,867	1,246,170
Total	$3,104,121	$52,224	$490,623	$364,565	$2,196,709

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture has a $325 million mortgage note on the property, which bears interest at 5.07% and matures on July 1, 2023. We guarantee $9.4 million of the mortgage note (see Note 7, Commitments and Contingencies, of the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of June 30, 2018. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $3.6 million during the first six months of 2018, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

(4)
These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office lease. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of June 30, 2018, our portfolio of 18 operating properties was approximately 97.1% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
249 West 17th Street & 218 West 18th Street	New York, NY	100.0%	447,000	October 11, 2017	$514,100
1800 M Street(2)	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550
114 Fifth Avenue(3)	New York, NY	49.5%	352,000	July 6, 2017	$108,900

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)	Columbia Property Trust holds a 55.0% ownership interest in 1800 M Street through an unconsolidated joint venture.

(3)	Columbia Property Trust holds a 49.5% ownership interest in 114 Fifth Avenue through an unconsolidated joint venture.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2018
222 East 41st Street	New York, NY	100.0%	390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%	354,000	April 13, 2018	$49,000	(2)
University Circle and 333 Market Street Joint Ventures(3)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300
2017
University Circle & 333 Market Street	San Francisco, CA	22.5%	1,108,000	July 6, 2017	$234,000
Key Center Tower & Marriott	Cleveland, OH	100.0%	1,326,000	January 31, 2017	$267,500
Houston Properties Sale(4)	Houston, TX	100.0%	1,187,000	January 6, 2017	$272,000

(1)	Exclusive of transaction costs and price adjustments.

(2)	Reflects the principal balance of the 263 Shuman Boulevard mortgage note, which was extinguished by transferring the property to the lender in the second quarter of 2018.

(3)	After the February 1, 2018 transaction, Columbia Property Trust retains a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.

(4)	The Houston Property Sale was made up of 5 Houston Center (581,000 square feet), Energy Center I (332,000 square feet), and 515 Post Oak (274,000 square feet).
Comparison of the Three Months Ended June 30, 2018 With the Three Months Ended June 30, 2017
Rental income was $66.3 million for the three months ended June 30, 2018, which represents a slight decrease as compared with $67.1 million for the three months ended June 30, 2017. The impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($13.7 million) and dispositions ($2.1 million) are partially offset by additional revenues from acquisitions ($9.5 million) and from leasing ($5.4 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements were $5.1 million for the three months ended June 30, 2018, which represents a decrease as compared with $7.0 million for the three months ended June 30, 2017. The impact of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($2.8 million) is partially offset by additional reimbursements from acquisitions ($0.8 million). Property operating costs were relatively flat at $22.5 million and $21.8 million for the three months ended June 30, 2018 and 2017, respectively, due to transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($2.7 million), offset by the impact of acquiring properties with gross leases ($2.4 million) and expenses incurred related to services provided to the joint venture properties, which are reimbursed through other property income ($1.1 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Asset and property management fee income was $1.8 million for the three months ended June 30, 2018, which represents an increase as compared with $0.5 million for the three months ended June 30, 2017. In the current year period, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Joint Venture. In the prior year period, such services were provided only to the Market Square Joint Venture. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $2.1 million for the three months ended June 30, 2018, which represents an increase as compared with $0.3 million for the three months ended June 30, 2017, primarily due to providing additional reimbursable services to our unconsolidated joint ventures ($1.0 million) and current period lease termination activity ($0.8 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.2 million for the three months ended June 30, 2018, which represents a decrease as compared with $0.3 million for the three months ended June 30, 2017, primarily due to expenses incurred for the Key Center Marriott, which was sold in January 2017 ($0.1 million). Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $20.7 million for the three months ended June 30, 2018, which represents a slight increase as compared with $20.4 million for the three months ended June 30, 2017. Additional depreciation from acquisitions ($2.6 million) and from recently completed capital and tenant improvement projects at 650 California Street and 315 Park Avenue South ($1.4 million) was partially offset by a reduction in depreciation due to transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($3.7 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $8.6 million for the three months ended June 30, 2018, which represents a slight increase as compared with $8.2 million for the three months ended June 30, 2017. The increase is primarily due to acquisitions ($1.8 million), partially offset by transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($1.3 million) and dispositions ($0.2 million). We expect future amortization to vary, based on recent and future investing activity.
For the three months ended June 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed, and total general and administrative expenses remained relatively stable at $9.0 million and $9.2 million for the three months ended June 30, 2018 and 2017, respectively. General and administrative expenses – corporate decreased to $8.3 million for the three months ended June 30, 2018 from $9.2 million for the three months ended June 30, 2017; and general and administrative expenses – unconsolidated joint ventures increased to $0.7 million for the three months ended June 30, 2018 from $0.0 million for the three months ended June 30, 2017. We expect future general and administrative expenses to remain at similar levels in the near term.
Interest expense was relatively stable at $14.3 million and $14.5 million for the three months ended June 30, 2018 and June 30, 2017, respectively. We expect interest expense to vary in the near term based on future financing activities.
Interest and other income was $1.8 million for the three months ended June 30, 2018, which represents a decrease compared with $2.5 million for the three months ended June 30, 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($0.7 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 3.5 years as of June 30, 2018 ($1.8 million for both the three months ended June 30, 2018 and June 30, 2017). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
We recognized a gain on extinguishment of debt of $23.7 million for the three months ended June 30, 2018. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt; and in May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six months early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.

Income from the unconsolidated joint ventures was $1.8 million for the three months ended June 30, 2018, which represents an increase as compared to a loss from unconsolidated joint ventures of $1.8 million for the three months ended June 30, 2017. The increase is due to our additional investments in unconsolidated joint ventures over the past year: the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 55.0% ownership interest, the acquisition of a 49.5% interest in 114 Fifth Avenue through an unconsolidated joint venture, and the acquisition of a 55.0% interest in 1800 M Street through an unconsolidated joint venture. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
Net loss was $3.4 million, or $(0.03) per basic and diluted share, for the three months ended June 30, 2018, which represents a decrease as compared with net income of $1.1 million, or $0.01 per basic and diluted share, for the three months ended June 30, 2017. The decrease is primarily due to the current period impairment loss ($30.8 million), which is largely offset by the current period gain on extinguishment of debt ($23.7 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.
Comparison of the Six Months Ended June 30, 2018 With the Six Months Ended June 30, 2017
Rental income was $131.1 million for the six months ended June 30, 2018, which represents a decrease as compared with $138.3 million for the six months ended June 30, 2017. The impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($26.7 million) is partially offset by additional revenues from acquisitions ($18.9 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements were $10.7 million for the six months ended June 30, 2018, which represents a decrease as compared with $15.6 million for the six months ended June 30, 2017. The impact of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($5.4 million) and dispositions ($1.2 million) are partially offset by additional reimbursements from acquisitions ($1.7 million). Property operating costs were relatively flat at $45.5 million and $45.9 million for the three months ended June 30, 2018 and 2017, respectively, due to transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($5.4 million), partially offset by acquiring properties with gross leases ($4.9 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.7) million for the six months ended June 30, 2017. The Key Center Marriott was sold on January 31, 2017.
Asset and property management fee income was $3.6 million for the six months ended June 30, 2018, which represents an increase as compared with $1.0 million for the six months ended June 30, 2017. In the current year period, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Joint Venture. In the prior-year period, such services were provided only to the Market Square Joint Venture. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $3.7 million for the six months ended June 30, 2018, which represents an increase as compared with $0.9 million for the six months ended June 30, 2017, primarily due to providing additional reimbursable services to our unconsolidated joint ventures ($1.8 million) and lease termination activity ($0.9 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.4 million for the six months ended June 30, 2018, which represents a decrease as compared with $0.5 million for the six months ended June 30, 2017, primarily due to expenses incurred for the Key Center Marriott which was sold in January 2017 ($0.1 million). Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $41.5 million for the six months ended June 30, 2018, which represents a slight decrease as compared with $42.0 million for the six months ended June 30, 2017. Reductions in depreciation due to transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($7.5 million), prior year write offs ($0.9 million), and recent dispositions ($0.8 million) were partially offset by additional depreciation from acquisitions ($5.2 million) and from the completion of capital and tenant improvement projects across the portfolio ($3.5 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $16.6 million for the six months ended June 30, 2018, which represents a decrease as compared with $17.6 million for the six months ended June 30, 2017. The decrease is primarily due to transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.6 million); prior period lease expirations and terminations ($1.6 million); and dispositions

($0.6 million); partially offset by acquisitions ($3.7 million). We expect future amortization to vary, based on recent and future investing activity.
For the six months ended June 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The method for measuring aggregate general and administrative expenses has not changed, and total general and administrative expenses remained relatively stable at $17.5 million and $18.0 million for the six months ended June 30, 2018 and 2017, respectively. General and administrative expenses – corporate decreased to $16.1 million for the six months ended June 30, 2018 from $18.0 million for the six months ended June 30, 2017; and general and administrative expenses – unconsolidated joint ventures increased to $1.5 million for the six months ended June 30, 2018 from $0.0 million for the six months ended June 30, 2017. We expect future general and administrative expenses to remain at similar levels in the near term.
Interest expense was relatively stable at $30.2 million and $29.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively. We expect interest expense to vary in the near term based on future financing activities.
Interest and other income was $3.6 million for the six months ended June 30, 2018, which represents a decrease compared with $4.8 million for the six months ended June 30, 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($1.2 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 3.5 years as of June 30, 2018 ($3.6 million for both the six months ended June 30, 2018 and June 30, 2017). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for the six months ended June 30, 2018 related to the sale of an additional 22.5% interest in the University Circle and 333 Market Street joint ventures, as described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
We recognized a gain on extinguishment of debt of $23.7 million for the six months ended June 30, 2018. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt; and in May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six month early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.
Income from the unconsolidated joint ventures was $3.5 million for the six months ended June 30, 2018, which represents an increase as compared to a loss from unconsolidated joint ventures of $3.7 million for the six months ended June 30, 2017. The increase is due to our additional investments in unconsolidated joint ventures over the past year: the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 55.0% ownership interest, the acquisition of a 49.5% interest in 114 Fifth Avenue through an unconsolidated joint venture, and the acquisition of a 55.0% interest in 1800 M Street through an unconsolidated joint venture. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
Net loss was $1.9 million, or $(0.02) per basic and diluted share, for the six months ended June 30, 2018, which represents a decrease as compared with net income of $75.9 million, or $0.62 per basic and diluted share, for the six months ended June 30, 2017. The decrease is primarily due to prior-period gains on sales of real estate ($73.2 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.
NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of June 30, 2018, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 12, Segment Information, to the accompanying consolidated financial statements.

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
New York(1)	$24,369	$16,259	$48,548	$33,875
San Francisco(2)	19,396	19,701	38,950	39,567
Atlanta	9,084	8,285	17,838	16,578
Washington, D.C.(3)	8,802	3,565	17,132	6,843
Boston	1,545	1,192	3,313	2,601
Los Angeles	1,154	1,202	2,362	2,284
All other office markets	3,869	4,597	7,160	11,527
Total office segments	68,219	54,801	135,303	113,275
Hotel	—	(14)	—	(890)
Corporate	(170)	(103)	(395)	(125)
Total NOI	$68,049	$54,684	$134,908	$112,260

(1)	Includes NOI for one unconsolidated property, 114 Fifth Avenue, based on our ownership interest: 49.5% from January 1, 2018 through June 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on our ownership interests:  100.0% from January 1, 2017 through June 30, 2017; 77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2018.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on our ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through June 30, 2018. 1800 M Street was acquired on October 11, 2017.

New York
NOI has increased as a result of the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue and the October 2017 acquisition of 249 West 17th Street and 218 West 18th Street, which are partially offset by the sale of 222 East 41st Street in May 2018.
Atlanta
NOI has increased due to leases commencing at One & Three Glenlake Parkway. From June 30, 2017 to June 30, 2018, One & Three Glenlake Parkway's commenced occupancy increased from 87.8% to 99.3%, respectively.
Washington, D.C.
NOI has increased as a result of the October 2017 acquisition of a 55.0% interest in 1800 M Street and leasing at 80 M Street and Market Square. From June 30, 2017 to June 30, 2018, 80 M Street’s commenced occupancy increased from 64.0% to 93.5%, respectively; and Market Square’s commenced occupancy increased from 73.7% to 81.7%, respectively.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From June 30, 2017 to June 30, 2018, 116 Huntington Avenue's commenced occupancy increased from 75.7% to 82.7% respectively.
All Other Office Markets
NOI decreased as a result of asset sales in the first quarter of 2017 and the tenant at 263 Shuman Boulevard vacating the property in May 2017. 263 Shuman Boulevard was transferred to the lender in extinguishment of the related mortgage note on April 13, 2018.
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
Funds From Operations
FFO is a non-GAAP measure used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance principally because it excludes the effects of GAAP depreciation and amortization of real estate assets, which reduce the carrying value of real estate assets systematically over time. Since real estate values have historically risen or fallen with market conditions, we believe that FFO provides a meaningful supplemental measure of our performance. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and this may not be comparable to those presentations.
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
Net income reconciles to FFO as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$(3,439)	$1,133	$(1,941)	$75,855
Adjustments:
Depreciation of real estate assets	20,681	20,423	41,516	42,028
Amortization of lease-related costs	8,623	8,191	16,639	17,648
Impairment loss on real estate assets	30,812	—	30,812	—
Depreciation and amortization included in income (loss) from unconsolidated joint ventures(1)	12,632	2,123	26,190	4,221
Gain on sale of unconsolidated joint venture interests	—	—	(762)	—
Gain on sales of real estate assets	—	—	—	(73,153)
Total funds from operations adjustments	72,748	30,737	114,395	(9,256)
NAREIT FFO available to common stockholders	$69,309	$31,870	$112,454	$66,599

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.
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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same-store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in our operating portfolio. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since April 1, 2017 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenues:
Rental income	$53,875	$48,303
Tenant reimbursements	4,295	4,100
Other property income	2,143	408
Total revenues	60,313	52,811
Property operating expenses	(19,470)	(17,961)
Same Store NOI – wholly owned properties(1)	40,843	34,850
Same Store NOI – joint venture-owned properties(2)	12,774	10,000
	53,617	44,850
NOI from acquisitions(3)	12,323	—
NOI from dispositions(4)	2,109	9,834
NOI	$68,049	$54,684

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2018, for the entirety of the periods presented.The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)
Reflects activity for the following properties acquired since April 1, 2017, for all periods presented: 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(4)
Reflects activity for the following properties sold since April 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018).

Same Store NOI increased from $44.9 million for the three months ended June 30, 2017, to $53.6 million for the three months ended June 30, 2018, primarily as a result of leasing in San Francisco and Washington, D.C.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,
	2018	2017
Net income (loss)	$(3,439)	$1,133
Depreciation	20,681	20,423
Amortization	8,623	8,191
General and administrative – corporate	8,282	9,201
General and administrative – joint venture	736	—
Net interest expense	14,300	13,785
Interest income from development authority bonds	(1,800)	(1,800)
Loss (gain) on extinguishment of debt	(23,713)	—
Income tax expense	6	7
Asset and property management fee income	(1,818)	(498)
Adjustments included in income (loss) from unconsolidated joint ventures	15,379	4,242
Impairment loss	30,812	—
NOI:	$68,049	$54,684
Same Store NOI – joint venture owned properties(1)	(12,774)	(10,000)
NOI from acquisitions(2)	(12,323)	—
NOI from dispositions(3)	(2,109)	(9,834)
Same Store NOI – wholly owned properties(4)	$40,843	$34,850

(1)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2018, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)
Reflects activity for the following properties acquired since April 1, 2017, for all periods presented: 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(3)
Reflects activity for the following properties sold since April 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018).

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
Related-Party Transactions
During the six months ended June 30, 2018 and 2017, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranty of debt of an unconsolidated joint venture of $9.4 million;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and did not note any additional subsequent events.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods.
Additionally, we have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not currently enter into derivative or interest rate transactions for speculative purposes; however, at times certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes.
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
As of June 30, 2018, we had $78.0 million in outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.7 million in 2025

Bonds Payable outstanding; $348.9 million in 2026 Bonds Payable outstanding; and $21.5 million outstanding on a fixed-rate, term mortgage loan. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.58% as of June 30, 2018.
Approximately $870.1 million of our total debt outstanding as of June 30, 2018, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2018, these balances incurred interest expense at an average interest rate of 3.80% and have expirations ranging from 2018 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $378.0 million of our total debt is subject to variable rates. As of June 30, 2018, these balances incurred interest expense at an average interest rate of 3.07% and have expirations ranging from 2019 through 2020. A 1.0% change in interest rates would have a $3.8 million annual impact on our interest payments.
Our unconsolidated Market Square Joint Venture holds a $325.0 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.76%. None of the other joint venture-owned properties have mortgage debt.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at June 30, 2018, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.

During the quarter ended June 30, 2018, we repurchased and retired the following shares in accordance with the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
April 2018	—	$—	—	$167,568,324
May 2018	394,826	$21.901	394,826	$158,921,187
June 2018	264,662	$22.075	264,662	$153,078,651

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2018, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
SECOND QUARTER 2018 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 26, 2018	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer