Form 10-Q
period 2018-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2018-10-25
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes  ☐    No  ☒

Number of shares outstanding of the registrant's
only class of common stock, as of October 22, 2018: 117,984,195 shares

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
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2017. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets:
Real estate assets, at cost:
Land	$817,975	$825,208
Buildings and improvements, less accumulated depreciation of $384,068 and $388,796, as of September 30, 2018 and December 31, 2017, respectively	1,897,284	2,063,419
Intangible lease assets, less accumulated amortization of $84,323 and $94,065, as of September 30, 2018 and December 31, 2017, respectively	97,199	199,260
Construction in progress	39,599	44,742
Total real estate assets	2,852,057	3,132,629
Investments in unconsolidated joint ventures	1,045,044	943,242
Cash and cash equivalents	15,596	9,567
Tenant receivables, net of allowance for doubtful accounts of $0 as of September 30, 2018 and December 31, 2017	2,815	2,128
Straight-line rent receivable	83,023	92,235
Prepaid expenses and other assets	31,316	27,683
Intangible lease origination costs, less accumulated amortization of $63,953 and $57,465, as of September 30, 2018 and December 31, 2017, respectively	35,626	42,959
Deferred lease costs, less accumulated amortization of $26,990 and $26,464, as of September 30, 2018 and December 31, 2017, respectively	66,258	141,096
Investment in development authority bonds	120,000	120,000
Total assets	$4,251,735	$4,511,539
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,800 and $2,991, as of September 30, 2018 and December 31, 2017, respectively	$557,900	$971,185
Bonds payable, net of discounts of $1,349 and $1,484 and unamortized deferred financing costs of $4,306 and $4,760, as of September 30, 2018 and December 31, 2017, respectively	694,345	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	52,725	125,002
Dividends payable	—	23,961
Deferred income	15,724	18,481
Intangible lease liabilities, less accumulated amortization of $20,753 and $19,660, as of September 30, 2018 and December 31, 2017, respectively	21,841	27,218
Obligations under capital lease	120,000	120,000
Total liabilities	1,462,535	1,979,603
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 117,984,195 and 119,789,106 shares issued and outstanding, as of September 30, 2018 and December 31, 2017, respectively	1,180	1,198
Additional paid-in capital	4,448,688	4,487,071
Cumulative distributions in excess of earnings	(1,665,745)	(1,957,236)
Cumulative other comprehensive income	5,077	903
Total equity	2,789,200	2,531,936
Total liabilities and equity	$4,251,735	$4,511,539
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Rental income	$64,476	$55,015	$195,556	$193,309
Tenant reimbursements	5,261	3,053	15,950	18,609
Hotel income	—	—	—	1,339
Asset and property management fee income	1,825	1,154	5,402	2,126
Other property income	1,778	1,140	5,512	1,992
	73,340	60,362	222,420	217,375
Expenses:
Property operating costs	21,000	18,567	66,512	64,503
Hotel operating costs	—	—	—	2,085
Asset and property management fee expenses	206	188	619	717
Depreciation	19,878	18,501	61,394	60,529
Amortization	7,920	6,870	24,559	24,518
Impairment loss on real estate assets	—	—	30,812	—
General and administrative – corporate	8,303	7,034	24,379	25,003
General and administrative – unconsolidated joint ventures	746	713	2,213	713
	58,053	51,873	210,488	178,068
	15,287	8,489	11,932	39,307
Other Income (Expense):
Interest expense	(13,051)	(14,731)	(43,260)	(44,308)
Gain (loss) on extinguishment of debt	—	(280)	23,713	(325)
Interest and other income	1,803	2,841	5,420	7,668
Gain on sale of unconsolidated joint venture interests	—	—	762	—
	(11,248)	(12,170)	(13,365)	(36,965)
Income (loss) before income taxes, unconsolidated joint ventures, and sales of real estate	4,039	(3,681)	(1,433)	2,342
Income tax benefit (expense)	(3)	(3)	(16)	378
Income (loss) from unconsolidated joint ventures	2,393	2,853	5,937	(849)
Income (loss) before sales of real estate	6,429	(831)	4,488	1,871
Gain on sales of real estate assets	—	102,365	—	175,518
Net income	$6,429	$101,534	$4,488	$177,389
Per-Share Information – Basic:
Net income	$0.05	$0.84	$0.04	$1.46
Weighted-average common shares outstanding – basic	117,609	120,293	118,237	121,270
Per-Share Information – Diluted:
Net income	$0.05	$0.84	$0.04	$1.46
Weighted-average common shares outstanding – diluted	118,207	120,529	118,749	121,458
Dividends per share	$0.20	$0.20	$0.60	$0.60

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,429	$101,534	$4,488	$177,389
Market value adjustments to interest rate swap	722	148	4,174	146
Comprehensive income	$7,151	$101,682	$8,662	$177,535

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,954)	(19)	(41,770)	—	—	(41,789)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	149	1	3,387	—	—	3,388
Distributions to common stockholders ($0.60 per share)	—	—	—	(71,095)	—	(71,095)
Net income	—	—	—	4,488	—	4,488
Market value adjustment to interest rate swap	—	—	—	—	4,174	4,174
Balance, September 30, 2018	117,984	$1,180	$4,448,688	$(1,665,745)	$5,077	$2,789,200

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768
Repurchases of common stock	(2,682)	(26)	(57,602)	—	—	(57,628)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	302	3	4,058	—	—	4,061
Distributions to common stockholders ($0.60 per share)	—	—	—	(72,834)	—	(72,834)
Net income	—	—	—	177,389	—	177,389
Market value adjustment to interest rate swap	—	—	—	—	146	146
Balance, September 30, 2017	119,804	$1,198	$4,485,368	$(1,931,927)	$(737)	$2,553,902
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income	$4,488	$177,389
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(22,262)	(20,964)
Depreciation	61,394	60,529
Amortization	22,340	24,115
Impairment loss on real estate assets	30,812	—
Noncash interest expense	2,427	2,239
(Gain) loss on extinguishment of debt	(23,713)	325
(Income) loss from unconsolidated joint ventures	(5,937)	849
Distributions of earnings from unconsolidated joint ventures	21,464	—
Gain on sale of unconsolidated joint venture interests	(762)	—
Gain on sales of real estate assets	—	(175,518)
Stock-based compensation expense	5,352	5,509
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	(2,061)	3,957
Decrease in prepaid expenses and other assets	6,533	1,340
Decrease in accounts payable and accrued expenses	(36,281)	(25,488)
Decrease in deferred income	(2,757)	(7,167)
Net cash provided by operating activities	61,037	47,115
Cash Flows From Investing Activities:
Net proceeds from the sales of real estate	284,608	737,631
Net proceeds from sale of investments in unconsolidated joint ventures	235,083	—
Prepaid earnest money and transaction costs	(7,300)	(52,000)
Capital improvement and development costs	(56,379)	(59,022)
Deferred lease costs paid	(12,687)	(14,437)
Investments in unconsolidated joint ventures	(4,432)	(123,149)
Distributions from unconsolidated joint ventures	10,549	1,411
Net cash provided by investing activities	449,442	490,434
Cash Flows From Financing Activities:
Financing costs paid	(154)	(628)
Proceeds from lines of credit and notes payable	186,000	—
Repayments of lines of credit and notes payable	(551,476)	(201,625)
Distributions paid to stockholders	(95,056)	(109,561)
Redemptions of common stock	(43,764)	(59,090)
Net cash used in financing activities	(504,450)	(370,904)
Net increase in cash and cash equivalents	6,029	166,645
Cash and cash equivalents, beginning of period	9,567	216,085
Cash and cash equivalents, end of period	$15,596	$382,730
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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
Columbia Property Trust typically invests in high-quality, income-generating office properties. As of September 30, 2018, Columbia Property Trust owned 18 operating properties and one property under redevelopment, of which 14 were wholly owned and five were owned through unconsolidated joint ventures. The operating properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.8 million rentable square feet, and were approximately 97.3% leased as of September 30, 2018. On October 3, 2018, Columbia Property Trust acquired a 49.7% interest in a newly formed joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York.

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

As of September 30, 2018 and December 31, 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheet.
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the net carrying amounts of its real estate and related intangible assets and liabilities, of both operating properties and properties under redevelopment, may not be recoverable. When indicators of potential impairment are present that suggest that the net carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these net assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the net assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying values of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. At such time that a property is required to be classified as held for sale, its net carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of September 30, 2018 and December 31, 2017, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2018	Gross	$2,481	$147,371	$99,579	$42,594
	Accumulated Amortization	(985)	(80,876)	(63,953)	(20,753)
	Net	$1,496	$66,495	$35,626	$21,841
December 31, 2017	Gross	$2,481	$149,927	$100,424	$46,878
	Accumulated Amortization	(833)	(70,465)	(57,465)	(19,660)
	Net	$1,648	$79,462	$42,959	$27,218
For the three and nine months ended September 30, 2018 and 2017, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended September 30, 2018	$51	$4,193	$2,376	$1,473
For the Three Months Ended September 30, 2017	$22	$3,268	$1,957	$1,006
For the Nine Months Ended September 30, 2018	$153	$12,968	$7,333	$5,377
For the Nine Months Ended September 30, 2017	$471	$12,525	$7,786	$5,322
The net intangible assets and liabilities remaining as of September 30, 2018 will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2018	$51	$4,165	$2,360	$1,445
For the years ending December 31:
2019	203	14,586	8,575	5,507
2020	203	12,732	7,743	4,499
2021	203	8,079	3,713	1,591
2022	203	6,585	2,708	1,287
2023	203	5,944	2,480	1,264
Thereafter	430	14,404	8,047	6,248
	$1,496	$66,495	$35,626	$21,841

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
Columbia Property Trust is the lessee on certain in-place ground leases. Intangible above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating cost over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately
$31.7 million and $140.9 million as of September 30, 2018 and December 31, 2017, respectively, and recognized amortization of these assets of approximately $0.1 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and approximately $1.2 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, the remaining net below-market intangible lease assets will be amortized as follows (in thousands):

For the remainder of 2018	$137
For the Years Ending December 31:
2019	545
2020	545
2021	545
2022	545
2023	545
Thereafter	26,346
$29,208
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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2018	December 31, 2017
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$5,077	$903
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$722	$148	$4,174	$146
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. Columbia Property Trust expects to adopt ASU 2016-02 effective January 1, 2019, and is in the process of evaluating the financial impact of the following key lessee and lessor accounting changes:

•
The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. Columbia Property Trust anticipates recognizing a right of use asset and lease liability for its ground leases, corporate office lease, and various equipment leases.

•
The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance as applies to sales-type leases, direct-financing leases, and operating leases; however, under ASU 2016-02, lessors are only permitted to capitalize and amortize initial direct costs associated with obtaining a lease.

In July 2018, the FASB issued ASU 2018-11 Targeted Improvements Leasing, ("ASU 2018-11"), which provides "practical expedient" options (a) to implement ASU 2016-02 prospectively by only applying the new rules to leases that are in place as of the effective date on a go-forward basis, and (b) for lessors to combine revenues from lease and non-lease components.  Columbia Property Trust anticipates using both of the practical expedients.

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

3.	Real Estate Transactions
Acquisitions
During 2018 and 2017, Columbia Property Trust acquired the following properties and partial interests in properties:

Property	Location	Date	Percent Acquired	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	October 3, 2018	49.7%	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	October 24, 2018	100.0%	$23,000
2017
149 Madison Avenue	New York, NY	November 28, 2017	100.0%	$87,700
1800 M Street	Washington, D.C.	October 11, 2017	55.0%	$231,550	(2)
249 West 17th Street & 218 West 18th Street	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue	New York, NY	July 6, 2017	49.5%	$108,900	(2)

(1)	Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.

(2)	Purchase price is for Columbia Property Trust's partial interests in the properties, which are owned through unconsolidated joint ventures.
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with Normandy Real Estate Partners (“Normandy”) for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the “799 Broadway Joint Venture”). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million. Pursuant to a joint and several guaranty agreement with the construction loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of October 3, 2018, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions of $57.6 million, of which $28.6 million reflects Columbia Property Trust's allocated share.
Lindbergh Center – Retail
On October 24, 2018, Columbia Property Trust acquired the 147,000 square feet of ancillary retail and office space surrounding its existing property, Lindbergh Center, for a gross purchase price of $23.0 million.

149 Madison Avenue
149 Madison Avenue is a 12-story, 127,000-square-foot office building, which was vacant at the time of acquisition. Columbia Property Trust acquired 149 Madison Avenue subject to a ground lease, which expired in January 2018. Columbia Property Trust is redeveloping this property.
1800 M Street Joint Venture
Columbia Property Trust acquired a 55% equity interest in 1800 M Street through a newly created joint venture partnership with Allianz Real Estate of America ("Allianz"). 1800 M Street is a 10-story, 581,000-square-foot office building in Washington, D.C., which was 94% leased at acquisition (the “1800 M Street Joint Venture”). The total gross purchase price for 1800 M Street was $421.0 million.
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
Purchase Price Allocations for Consolidated Property Acquisitions

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

Pro Forma Financial Information
The following unaudited pro forma statements of operations for the three and nine months ended September 30, 2017, have been prepared for Columbia Property Trust to give effect to the acquisitions of 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016. Columbia Property Trust owned 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue for the entirety of the nine months ended September 30, 2018. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2016 (in thousands, except per-share amounts):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Revenues	$69,990	$246,260
Net income	$103,861	$184,369
Net income per share – basic	$0.86	$1.52
Net income per share – diluted	$0.86	$1.52

Dispositions
During 2017 and the first nine months of 2018, Columbia Property Trust disposed of the following properties or partial interests in properties of unconsolidated joint ventures:

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

(4)
Sales price is for the partial interests in the unconsolidated joint ventures that were sold. As previously agreed, Columbia Property Trust sold an additional 22.5% interest in University Circle and 333 Market Street to its joint venture partner, Allianz, for $235.3 million, which resulted in a $0.8 million gain on sale of unconsolidated joint venture interests (the "February 2018 Allianz Transaction"). The gain on sale is calculated as the net sales price over the adjusted carrying value of the joint venture interest sold. In connection with implementing ASU 2017-05, effective January 1, 2018, the joint venture carrying value was increased to its estimated fair value as of the joint venture formation date, July 6, 2017, less depreciation through January 1, 2018.

The proceeds from this transaction were used to reduce the balance on the $300 Million Bridge Loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

(5)
Sales price is for the partial interests in the properties that were sold. Columbia Property Trust contributed University Circle and 333 Market Street to unconsolidated joint ventures, and simultaneously sold a 22.5% interest in those joint ventures to Allianz, an unrelated third party, for $234.0 million, which resulted in a $102.4 million gain on sale of real estate assets (collectively, the "San Francisco Joint Ventures"). The gain on sale is calculated as the net sales price over the depreciated net book value of the assets sold.

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

4.    Unconsolidated Joint Ventures
As of September 30, 2018 and December 31, 2017, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest		September 30, 2018	December 31, 2017
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$134,975	$128,411
University Circle Joint Venture	University Circle	San Francisco	55.0%	(2)	295,368	173,798
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	(2)	274,791	288,236
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%		101,648	110,311
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%		238,262	242,486
					$1,045,044	$943,242

(1)
Includes basis differences. Columbia Property Trust adopted ASU 2017-05 effective January 1, 2018, which requires Columbia Property Trust to measure its residual joint venture interest in the properties transferred to unconsolidated joint ventures at fair value as of the transaction date (i.e., to fully step-up the basis of the residual investment in the joint venture). The new rule was adopted on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the original gain or loss as of the respective transaction dates, adjusted to reflect the impact of amortizing the additional step-ups through January 1, 2018. The adoption of this standard resulted in an increase to investments in unconsolidated joint ventures and equity by $357.8 million on January 1, 2018, for the previous partial sales of interest in the Market Square, 333 Market Street, and University Circle properties.

(2)
On February 1, 2018, Allianz acquired from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. See the "Dispositions" section of Note 3, Real Estate Transactions, for more information.

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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "temporary" or "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other than temporarily impaired as of September 30, 2018.
Mortgage Debt and Related Guaranty
The Market Square joint venture has a mortgage note on the property. As of September 30, 2018 and December 31, 2017, the outstanding balance on the interest-only Market Square mortgage note is $325.0 million, bearing interest at 5.07%. The Market Square mortgage note matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $5.8 million as of September 30, 2018 from $11.2 million as of December 31, 2017, as a result of leasing at Market Square. The amount of the guaranty will continue to be reduced as space is leased.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity(1)
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Market Square Joint Venture	$583,858	$590,115	$324,748	$324,708	$243,833	$244,506
University Circle Joint Venture	227,321	227,368	—	—	221,264	221,154
333 Market Street Joint Venture	377,968	385,297	—	—	363,011	368,994
114 Fifth Avenue Joint Venture	378,658	392,486	—	—	154,234	170,525
1800 M Street Joint Venture	447,469	458,964	—	—	430,682	438,227
	$2,015,274	$2,054,230	$324,748	$324,708	$1,413,024	$1,443,406

(1)
Excludes basis differences. There is an aggregate net difference of $282.4 million and $32.0 million as of September 30, 2018 and December 31, 2017, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the basis adjustments recorded pursuant to ASU 2017-05, as described in Note 2, Summary of Significant Accounting Policies; differences in the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

Summarized income statement information for the unconsolidated joint ventures for the three months ended September 30, 2018 and 2017 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2018	2017	2018	2017	2018	2017
Market Square Joint Venture	$10,996	$10,474	$(3,120)	$(4,089)	$(1,592)	$(2,086)
University Circle Joint Venture	11,577	9,448	6,601	4,810	3,630	3,701
333 Market Street Joint Venture	6,677	6,306	3,602	3,381	1,981	2,593
114 Fifth Avenue Joint Venture	10,210	9,832	(2,740)	(2,332)	(1,357)	(1,355)
1800 M Street Joint Venture	9,482	—	1,422	—	782	—
	$48,942	$36,060	$5,765	$1,770	$3,444	$2,853

(1)	Excludes the amortization of basis differences described above.
Summarized income statement information for the unconsolidated joint ventures for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2018	2017	2018	2017	2018	2017
Market Square Joint Venture	$33,260	$31,036	$(9,127)	$(11,348)	$(4,655)	$(5,788)
University Circle Joint Venture	31,921	9,448	17,349	4,810	9,944	3,701
333 Market Street Joint Venture	20,020	6,306	10,717	3,381	6,165	2,593
114 Fifth Avenue Joint Venture	30,999	9,832	(7,433)	(2,332)	(3,680)	(1,355)
1800 M Street Joint Venture	27,949	—	3,101	—	1,705	—
	$144,149	$56,622	$14,607	$(5,489)	$9,479	$(849)

(1)	Excludes the amortization of basis differences described above.

Property and Asset Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three and nine months ended September 30, 2018 and 2017, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Market Square Joint Venture	$521	$496	$1,596	$1,468
University Circle Joint Venture	565	480	1,657	480
333 Market Street Joint Venture	193	178	586	178
1800 M Street Joint Venture	546	—	1,563	—
	$1,825	$1,154	$5,402	$2,126
Columbia Property Trust also received reimbursements of property operating costs of $1.1 million and $0.9 million for the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $1.2 million for the nine months ended September 30, 2018 and 2017, respectively. These reimbursements are included in other property income revenues in the accompanying consolidated statements of operations. Property and asset management fees of $0.5 million and $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2018 and December 31, 2017, respectively.
5.    Line of Credit and Notes Payable
As of September 30, 2018 and December 31, 2017, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	September 30, 2018	December 31, 2017
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility(1)	89,000	152,000
One Glenlake mortgage note	20,700	23,176
$300 Million Bridge Loan	—	300,000
263 Shuman Boulevard mortgage note	—	49,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,800)	(2,991)
	$557,900	$971,185

(1)
The Revolving Credit Facility matures on July 31, 2019, and provides two, six-month extension options to Columbia Property Trust as the borrower. Columbia Property Trust intends to extend this facility, and is in the process of negotiating the terms of an amended credit facility.

Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2018 and December 31, 2017, was approximately $560.1 million and $975.3 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2018 and December 31, 2017, was $559.7 million and $974.2 million, respectively. Columbia Property Trust estimated the fair value of the $300 Million Term Loan (the "$300 Million Term Loan"), the $300 Million Bridge Loan (the $300 Million Bridge Loan"), and the Revolving Credit Facility (the "Revolving Credit Facility") by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates. The discounted cash flow method of assessing fair value results in a general approximation of value, and such value may never actually be realized.

Interest Paid and Capitalized and Debt Covenants
During the nine months ended September 30, 2018 and 2017, Columbia Property Trust made interest payments totaling approximately $16.7 million and $15.6 million, respectively, of which approximately $2.9 million and $0.4 million, respectively, were capitalized. Columbia Property Trust capitalizes interest on development and improvement projects owned directly and through unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. For the nine months ended September 30, 2018, the weighted average interest rate on Columbia Property Trust’s outstanding borrowings was 3.57%.
Debt Covenants
As of September 30, 2018, Columbia Property Trust was in compliance with all of its debt covenants on its term loans, the Revolving Credit Facility, and notes payable obligations.
Debt Repayments and Extinguishment
During 2018, Columbia Property Trust has made the following repayments:

•	On October 10, 2018, Columbia Property Trust repaid the $20.7 million outstanding balance on the One Glenlake mortgage note two months prior to its original maturity date.

•
On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in extinguishment of the $49.0 million loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.

•
On February 2, 2018, Columbia Property Trust repaid $120.0 million of the outstanding balance on the $300 Million Bridge Loan, using a portion of the proceeds from the February 2018 Allianz Transaction, as described in Note 3, Real Estate Transactions. On May 30, 2018, Columbia Property Trust repaid the remaining $180.0 million outstanding balance on the $300 Million Bridge Loan, using a portion of the proceeds from the sale of 222 East 41st Street, as described in Note 3, Real Estate Transactions. As a result, Columbia Property Trust has recognized a loss on extinguishment of debt of $0.3 million related to unamortized deferred financing costs.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of September 30, 2018 and December 31, 2017: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $20.0 million and $20.1 million were made on the bonds payable during the nine months ended September 30, 2018 and 2017, respectively. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2018, Columbia Property Trust believes it was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2018 and December 31, 2017, the estimated fair value of the bonds payable was approximately $678.0 million and $702.8 million, respectively. The related carrying value of the bonds payable, net of discounts, as of September 30, 2018 and December 31, 2017 was $698.7 million and $698.5 million, respectively. The fair value of the bonds payable was estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowings as the bonds, as of the respective reporting dates (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of September 30, 2018, no tenants have exercised such options that have not been materially satisfied or recorded as a liability on the accompanying consolidated balance sheet.

Guaranties of Debt of Unconsolidated Joint Ventures
Columbia Property Trust guarantees portions of the debt at two of its unconsolidated joint ventures.

•
As of September 30, 2018, Columbia Property Trust guaranteed $5.8 million of the $325.0 million Market Square mortgage loan. This guarantee will continue to be reduced as additional leases are executed at the Market Square property.  Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of September 30, 2018.

•
On October 3, 2018, Columbia Property Trust formed the 799 Broadway Joint Venture, in which it owns a 49.7% interest, for the purpose of developing a 12-story, 182,000-square-foot office building. At inception, the joint venture borrowed $97.0 million under a construction loan with total capacity of $187.0 million. Pursuant to a joint and several guaranty agreement with the construction loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of October 3, 2018, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions of $57.6 million, of which $28.6 million reflects Columbia Property Trust's allocated share.

Litigation
Columbia Property Trust is subject to various legal proceedings, claims, and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any reasonably possible loss relating to these matters using the latest information available. Columbia Property Trust records a liability for litigation if an unfavorable outcome is probable, and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Columbia Property Trust accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Columbia Property Trust accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Columbia Property Trust discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Columbia Property Trust discloses the nature and estimate of the possible loss of the litigation. Columbia Property Trust does not disclose information with respect to litigation where the possibility of an unfavorable outcome is considered to be remote. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business, or financial condition of Columbia Property Trust. Columbia Property Trust is not currently involved in any legal proceedings of which management would consider the outcome to be reasonably likely to have a material adverse effect on the results of operations, liquidity, or financial condition of Columbia Property Trust.

8.	Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the nine months ended September 30, 2018, Columbia Property Trust repurchased 2.0 million shares at an average price of $21.35 per share, for aggregate purchases of $41.8 million. As of September 30, 2018, $153.0 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.

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
On January 1, 2018, Columbia Property Trust granted 128,486 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2018, Columbia Property Trust granted 176,702 performance-based restricted stock unit awards, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later (the "Performance-Based RSUs"). Consistent with the 2017 plan, the payout of the 2018 Performance-Based RSUs will be determined based on Columbia Property Trust’s total shareholder return relative to the FTSE NAREIT Equity Office Index. Upon reaching a predefined performance threshold, the payout of Performance-Based RSUs will range from 50% to 150%. A rollforward of unvested employee stock awards and Performance-Based RSUs granted under the LTI Plan for the nine months ended September 30, 2018 follows:

	For the Nine Months Ended September 30, 2018
	Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)
Unvested awards – beginning of period	718	$20.45
Granted	397	$17.81
Vested	(275)	$16.00
Forfeited	(11)	$18.60
Unvested awards – end of period(2)	829	$20.69

(1)	Columbia Property Trust determined the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)
As of September 30, 2018, Columbia Property Trust expects approximately 795,000 of the 829,000 unvested awards to ultimately vest, assuming a weighted average forfeiture rate of 4.1%, which was determined based on historical forfeiture rates.

Director Awards
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually. Prior to this time, the independent directors' equity retainers were paid quarterly. During the nine months ended September 30, 2018 and 2017, Columbia Property Trust paid the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value
2018
May 14, 2018	31,743	$22.20
2017
January 3, 2017	8,279	$21.58
May 2, 2017	33,581	$22.57

Stock-Based Compensation Expense
For the three and nine months ended September 30, 2018 and 2017, Columbia Property Trust incurred the stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization of awards granted under the LTI Plan	$948	$917	$2,857	$2,721
Amortization of future awards under the LTI Plan(1)	682	639	1,790	1,851
Issuance of shares to independent directors	—	—	705	937
Total stock-based compensation expense	$1,630	$1,556	$5,352	$5,509

(1)	Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. As of September 30, 2018 and December 31, 2017, there were $10.0 million and $8.1 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. In 2017, Columbia Property Trust changed from a one-year performance period to a three-year performance period and granted additional shares to bridge the vesting gap created as a result.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Investments in real estate funded with other assets	$617	$311
Real estate assets transferred to unconsolidated joint ventures	$—	$558,122
Other assets transferred to unconsolidated joint ventures	$—	$43,670
Other liabilities transferred to unconsolidated joint ventures	$—	$21,347
Deposits applied to sales of real estate	$—	$10,000
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$49,000	$—
Amortization of net discounts on debt	$135	$135
Accrued capital expenditures and deferred lease costs	$14,299	$25,866
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$—	$146
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and ASU 2014-09	$358,098	$—
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	$3,388	$4,061

10.    Earnings Per Share
For the three and nine months ended September 30, 2018 and 2017, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,429	$101,534	$4,488	$177,389
Distributions paid on unvested shares	(75)	(84)	(221)	(253)
Net income used to calculate basic and diluted earnings per share	$6,354	$101,450	$4,267	$177,136
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average common shares – basic	117,609	120,293	118,237	121,270
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	126	116	88	89
Future period LTI Plan awards	472	120	424	99
Weighted-average common shares – diluted	118,207	120,529	118,749	121,458
11.     Revenues
Columbia Property Trust derives most of its revenues, rental income, and tenant reimbursements from leases. All leases on real estate assets held by Columbia Property Trust are classified as operating leases, and the related base rental income is generally recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating costs are incurred and are billed to tenants pursuant to the terms of the underlying leases. Rental income and tenant reimbursements collected in advance are recorded as deferred income in the accompanying consolidated balance sheets. Lease termination fees are recorded as other income and recognized on a straight-line basis from when Columbia Property Trust receives notification of termination through the date the tenant loses the right to lease the space and Columbia Property Trust has satisfied all obligations under the related lease or lease termination agreement. For the three months ended September 30, 2018, Columbia Property Trust earned lease termination revenues of $0.5 million; and for the nine months ended September 30, 2018 and 2017, Columbia Property Trust earned lease termination revenues of $1.7 million and $0.3 million, respectively.
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
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. For the three months ended September 30, 2018 and 2017, Columbia Property Trust earned revenues of $1.8 million and $1.2 million, respectively, under these agreements; and for the nine months ended September 30, 2018 and 2017, Columbia Property Trust earned revenues of $5.4 million and $2.1 million, respectively, under these agreements. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, under ASU 2014-09, such fees are recognized ratably over the service period, usually a period of three months, which is consistent with the accounting method used prior to January 1, 2018. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. ASU 2014-09 requires such fees to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were not recognized until billable to the applicable joint venture, typically upon commencement of the lease. Upon implementing ASU 2014-09, effective January 1, 2018, Columbia Property Trust accelerated the recognition of lease override fees related to a lease that had been executed but not yet commenced, by recording $0.3 million of lease override fees receivable as prepaid expenses and other assets and a cumulative-effect adjustment to increase equity by the same amount. For the three and nine months ended September 30, 2018, Columbia Property Trust earned leasing override fees of $24,000 and $62,000, respectively, which are included in asset and property management fee income on the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2017, Columbia Property Trust did not earn any leasing override fees.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Under ASU 2014-09, such revenues are recognized ratably over the service period, usually a period of one month, three months, or one year, which is consistent with the accounting method used prior to January 1, 2018. For the three months ended September 30, 2018 and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $1.1 million and $0.9 million, respectively; and for the nine months ended September 30, 2018 and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $3.2 million and $1.2 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.
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
12.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and for geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of September 30, 2018, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New York(1)	$37,990	$30,488	$119,248	$83,598
San Francisco(2)	26,548	25,337	76,156	80,112
Atlanta	10,485	9,401	30,626	28,239
Washington, D.C.(3)	14,347	8,494	42,730	23,622
Boston	3,457	2,734	9,985	8,358
Los Angeles	1,962	1,899	5,792	5,534
All other office markets	3,941	2,772	11,782	17,219
Total office segments	98,730	81,125	296,319	246,682
Hotel	—	(24)	—	1,199
Corporate	780	526	2,355	273
Total operating revenues	$99,510	$81,627	$298,674	$248,154

(1)
Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% from July 6, 2017 through September 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  100.0% from January 1, 2017 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2018.

(3)
Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through September 30, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$73,340	$60,362	$222,420	$217,375
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	27,995	22,419	81,656	32,905
Less: asset and property management fee income(2)	(1,825)	(1,154)	(5,402)	(2,126)
Total operating revenues	$99,510	$81,627	$298,674	$248,154

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 11, Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New York(1)	$23,145	$16,536	$71,693	$50,411
San Francisco(2)	19,925	18,166	58,875	57,733
Atlanta	9,245	8,500	27,083	25,078
Washington, D.C.(3)	8,844	4,209	25,976	11,052
Boston	1,890	1,196	5,203	3,797
Los Angeles	1,119	1,155	3,481	3,439
All other office markets	3,989	4,071	11,149	15,598
Total office segments	68,157	53,833	203,460	167,108
Hotel	—	(24)	—	(914)
Corporate	(204)	(364)	(599)	(489)
Total NOI	$67,953	$53,445	$202,861	$165,705

(1)
Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% from July 6, 2017 through September 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  100.0% from January 1, 2017 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2018.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through September 30, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,429	$101,534	$4,488	$177,389
Depreciation	19,878	18,501	61,394	60,529
Amortization	7,920	6,870	24,559	24,518
General and administrative – corporate	8,303	7,034	24,379	25,003
General and administrative – unconsolidated joint ventures	746	713	2,213	713
Net interest expense	13,049	13,690	43,241	42,040
Interest income from development authority bonds	(1,800)	(1,800)	(5,400)	(5,400)
Gain on sale of unconsolidated joint venture interests	—	—	(762)	—
Loss (gain) on extinguishment of debt	—	280	(23,713)	325
Income tax expense (benefit)	3	3	16	(378)
Asset and property management fee income	(1,825)	(1,154)	(5,402)	(2,126)
Adjustments included in income (loss) from unconsolidated joint ventures	15,250	10,139	47,036	18,610
Gain on sales of real estate assets	—	(102,365)	—	(175,518)
Impairment loss	—	—	30,812	—
NOI	$67,953	$53,445	$202,861	$165,705

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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2018 and December 31, 2017, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017; and its condensed consolidating statements of cash flows for the nine months ended September 30, 2018 and 2017.

Condensed Consolidating Balance Sheets (in thousands):

	As of September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$817,975	$—	$817,975
Buildings and improvements, net	—	1,846	1,895,438	—	1,897,284
Intangible lease assets, net	—	—	97,199	—	97,199
Construction in progress	—	—	39,599	—	39,599
Total real estate assets	—	1,846	2,850,211	—	2,852,057
Investments in unconsolidated joint ventures	—	1,045,044	—	—	1,045,044
Cash and cash equivalents	301	10,098	5,197	—	15,596
Investment in subsidiaries	2,641,605	1,189,765	—	(3,831,370)	—
Tenant receivables, net of allowance	—	13	2,802	—	2,815
Straight-line rent receivable	—	—	83,023	—	83,023
Prepaid expenses and other assets	147,996	339,000	13,349	(469,029)	31,316
Intangible lease origination costs, net	—	—	35,626	—	35,626
Deferred lease costs, net	—	—	66,258	—	66,258
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,789,902	$2,585,766	$3,176,466	$(4,300,399)	$4,251,735
Liabilities:
Line of credit and notes payable, net	$—	$537,240	$488,004	$(467,344)	$557,900
Bonds payable, net	—	694,345	—	—	694,345
Accounts payable, accrued expenses, and accrued capital expenditures	702	10,118	41,910	(5)	52,725
Due to affiliates	—	—	1,680	(1,680)	—
Deferred income	—	65	15,659	—	15,724
Intangible lease liabilities, net	—	—	21,841	—	21,841
Obligations under capital lease	—	—	120,000	—	120,000
Total liabilities	702	1,241,768	689,094	(469,029)	1,462,535
Equity:
Total equity	2,789,200	1,343,998	2,487,372	(3,831,370)	2,789,200
Total liabilities and equity	$2,789,902	$2,585,766	$3,176,466	$(4,300,399)	$4,251,735

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$825,208	$—	$825,208
Building and improvements, net	—	2,110	2,061,309	—	2,063,419
Intangible lease assets, net	—	—	199,260	—	199,260
Construction in progress	—	—	44,742	—	44,742
Total real estate assets	—	2,110	3,130,519	—	3,132,629
Investments in unconsolidated joint ventures	—	943,241	1	—	943,242
Cash and cash equivalents	692	5,079	3,796	—	9,567
Investment in subsidiaries	2,238,577	1,186,594	—	(3,425,171)	—
Tenant receivables, net of allowance	—	30	2,098	—	2,128
Straight-line rent receivable	—	—	92,235	—	92,235
Prepaid expenses and other assets	317,364	336,598	19,375	(645,654)	27,683
Intangible lease origination costs, net	—	—	42,959	—	42,959
Deferred lease costs, net	—	—	141,096	—	141,096
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539
Liabilities:
Lines of credit and notes payable, net	$—	$899,168	$715,327	$(643,310)	$971,185
Bonds payable, net	—	693,756	—	—	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	732	10,325	113,949	(4)	125,002
Dividends payable	23,961	—	—	—	23,961
Due to affiliates	—	—	2,340	(2,340)	—
Deferred income	4	81	18,396	—	18,481
Intangible lease liabilities, net	—	—	27,218	—	27,218
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	24,697	1,603,330	997,230	(645,654)	1,979,603
Equity:
Total equity	2,531,936	870,322	2,554,849	(3,425,171)	2,531,936
Total liabilities and equity	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$64,476	$—	$64,476
Tenant reimbursements	—	2	5,259	—	5,261
Asset and property management fee income	915	—	910	—	1,825
Other property income	—	—	1,778	—	1,778
	915	2	72,423	—	73,340
Expenses:
Property operating costs	—	—	21,000	—	21,000
Asset and property management fees	—	—	206	—	206
Depreciation	—	168	19,710	—	19,878
Amortization	—	—	7,920	—	7,920
General and administrative – corporate	192	2,594	5,517	—	8,303
General and administrative – unconsolidated joint ventures	—	—	746	—	746
	192	2,762	55,099	—	58,053
Real estate operating income (loss)	723	(2,760)	17,324	—	15,287
Other income (expense):
Interest expense	—	(10,905)	(7,199)	5,053	(13,051)
Interest and other income	1,575	3,478	1,803	(5,053)	1,803
	1,575	(7,427)	(5,396)	—	(11,248)
Income (loss) before income taxes and unconsolidated entities:	2,298	(10,187)	11,928	—	4,039
Income tax expense	—	—	(3)	—	(3)
Income (loss) from unconsolidated entities	4,131	15,858	(3)	(17,593)	2,393
Net income	$6,429	$5,671	$11,922	$(17,593)	$6,429

Consolidating Statements of Operations (in thousands):

	For the Three Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$55,113	$(98)	$55,015
Tenant reimbursements	—	7	3,046	—	3,053
Asset and property management fee income	569	—	585	—	1,154
Other property income	—	—	1,140	—	1,140
	569	7	59,884	(98)	60,362
Expenses:
Property operating costs	—	113	18,552	(98)	18,567
Asset and property management fees	—	—	188	—	188
Depreciation	—	310	18,191	—	18,501
Amortization	—	—	6,870	—	6,870
General and administrative – corporate	39	1,758	5,237	—	7,034
General and administrative – unconsolidated joint ventures	—	—	713	—	713
	39	2,181	49,751	(98)	51,873
Real estate operating income (loss)	530	(2,174)	10,133	—	8,489
Other income (expense):
Interest expense	—	(10,702)	(8,803)	4,774	(14,731)
Loss on early extinguishment of debt	—	—	(280)	—	(280)
Interest and other income	4,593	1,220	1,802	(4,774)	2,841
	4,593	(9,482)	(7,281)	—	(12,170)
Income (loss) before income taxes and unconsolidated entities:	5,123	(11,656)	2,852	—	(3,681)
Income tax expense	—	(1)	(2)	—	(3)
Income (loss) from unconsolidated entities	96,411	109,630	(1)	(203,187)	2,853
Income before sale of real estate assets:	101,534	97,973	2,849	(203,187)	(831)
Gain on sale of real estate assets	—	—	102,365	—	102,365
Net income	$101,534	$97,973	$105,214	$(203,187)	$101,534

Consolidating Statements of Operations (in thousands):

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$—	$195,556	$—	$195,556
Tenant reimbursements	—	2	15,948	—	15,950
Asset and property management fee income	2,749	—	2,653	—	5,402
Other property income	—	—	5,512	—	5,512
	2,749	2	219,669	—	222,420
Expenses:
Property operating costs	—	—	66,512	—	66,512
Asset and property management fees	—	—	619	—	619
Depreciation	—	500	60,894	—	61,394
Amortization	—	—	24,559	—	24,559
Impairment loss on real estate assets	—	—	30,812	—	30,812
General and administrative – corporate	582	7,412	16,385	—	24,379
General and administrative – unconsolidated joint ventures	—	—	2,213	—	2,213
	582	7,912	201,994	—	210,488
Real estate operating income (loss)	2,167	(7,910)	17,675	—	11,932
Other income (expense):
Interest expense	—	(35,322)	(26,344)	18,406	(43,260)
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
Interest and other income	7,972	10,434	5,420	(18,406)	5,420
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
	7,972	(24,452)	3,115	—	(13,365)
Income (loss) before income taxes and unconsolidated entities:	10,139	(32,362)	20,790	—	(1,433)
Income tax expense	—	—	(16)	—	(16)
Income (loss) from unconsolidated entities	(5,651)	26,521	—	(14,933)	5,937
Net income (loss)	$4,488	$(5,841)	$20,774	$(14,933)	$4,488

Consolidating Statements of Operations (in thousands):

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income	$—	$51	$193,551	$(293)	$193,309
Tenant reimbursements	—	(59)	18,668	—	18,609
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	1,059	—	1,067	—	2,126
Other property income	—	—	2,010	(18)	1,992
	1,059	(8)	216,635	(311)	217,375
Expenses:
Property operating costs	—	241	64,555	(293)	64,503
Hotel operating costs	—	—	2,085	—	2,085
Asset and property management fee expenses:
Related-party	—	3	—	(3)	—
Other	—	—	717	—	717
Depreciation	—	544	59,985	—	60,529
Amortization	—	5	24,513	—	24,518
General and administrative – corporate	135	7,013	17,870	(15)	25,003
General and administrative – unconsolidated joint ventures	—	—	713	—	713
	135	7,806	170,438	(311)	178,068
Real estate operating income (loss)	924	(7,814)	46,197	—	39,307
Other income (expense):
Interest expense	—	(31,554)	(27,935)	15,181	(44,308)
Loss on extinguishment of debt	—	—	(325)	—	(325)
Interest and other income	12,923	4,517	5,409	(15,181)	7,668
	12,923	(27,037)	(22,851)	—	(36,965)
Income (loss) before income taxes and unconsolidated entities and sales of real estate:	13,847	(34,851)	23,346	—	2,342
Income tax benefit (expense)	—	(1)	379	—	378
Income (loss) from unconsolidated entities	163,542	188,832	—	(353,223)	(849)
Income before sale of real estate assets:	177,389	153,980	23,725	(353,223)	1,871
Gain on sale of real estate assets	—	11,050	164,468	—	175,518
Net income	$177,389	$165,030	$188,193	$(353,223)	$177,389

Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$6,429	$5,671	$11,922	$(17,593)	$6,429
Market value adjustments to interest rate swaps	722	722	—	(722)	722
Comprehensive income	$7,151	$6,393	$11,922	$(18,315)	$7,151

	For the Three Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$101,534	$97,973	$105,214	$(203,187)	$101,534
Market value adjustments to interest rate swaps	148	148	—	(148)	148
Comprehensive income	$101,682	$98,121	$105,214	$(203,335)	$101,682

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$4,488	$(5,841)	$20,774	$(14,933)	$4,488
Market value adjustments to interest rate swaps	4,174	4,174	—	(4,174)	4,174
Comprehensive income (loss)	$8,662	$(1,667)	$20,774	$(19,107)	$8,662

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$177,389	$165,030	$188,193	$(353,223)	$177,389
Market value adjustments to interest rate swaps	146	146	—	(146)	146
Comprehensive income	$177,535	$165,176	$188,193	$(353,369)	$177,535

Consolidating Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$2,167	$2,522	$77,122	$(20,774)	$61,037
Cash flows from investing activities:
Net proceeds from the sales of real estate assets	—	—	284,608	—	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	(7,300)	(51)	(69,015)	—	(76,366)
Investments in unconsolidated joint ventures	—	(4,432)	—	—	(4,432)
Distributions from unconsolidated joint ventures	—	10,549	—	—	10,549
Distributions from subsidiaries	143,562	266,276	—	(409,838)	—
Net cash provided by investing activities	136,262	507,425	215,593	(409,838)	449,442
Cash flows from financing activities:
Borrowings, net of fees	—	185,846	—	—	185,846
Repayments	—	(549,000)	(2,476)	—	(551,476)
Distributions	(95,056)	(141,774)	(288,838)	430,612	(95,056)
Repurchases of common stock	(43,764)	—	—	—	(43,764)
Net cash used in financing activities	(138,820)	(504,928)	(291,314)	430,612	(504,450)
Net increase (decrease) in cash and cash equivalents	(391)	5,019	1,401	—	6,029
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$301	$10,098	$5,197	$—	$15,596

Consolidating Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30, 2017
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$168,209	$151,932	$80,195	$(353,221)	$47,115
Cash flows from investing activities:
Net proceeds from sales of real estate assets	—	49,531	688,100	—	737,631
Investment in real estate and related assets	(52,000)	(630)	(72,829)	—	(125,459)
Investments in unconsolidated joint ventures	—	(123,149)	—	—	(123,149)
Distributions from unconsolidated joint ventures	—	1,411	—	—	1,411
Distributions from subsidiaries	237,835	330,939	—	(568,774)	—
Net cash provided by investing activities	185,835	258,102	615,271	(568,774)	490,434
Cash flows from financing activities:
Borrowings, net of fees	—	(628)	—	—	(628)
Repayments	—	—	(201,625)	—	(201,625)
Distributions	(109,561)	(409,115)	(512,880)	921,995	(109,561)
Repurchases of common stock	(59,090)	—	—	—	(59,090)
Net cash used in financing activities	(168,651)	(409,743)	(714,505)	921,995	(370,904)
Net increase (decrease) in cash and cash equivalents	185,393	291	(19,039)	—	166,645
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$359,813	$16,800	$6,117	$—	$382,730

14.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Acquisition of an interest in the 799 Broadway Joint Venture, as described in Note 3, Real Estate Transactions;

•	Repayment of the One Glenlake mortgage note, as described in Note 5, Line of Credit and Notes Payable; and

•	Acquisition of the ancillary retail and office space at Lindbergh Center, as described in Note 3, Real Estate Transactions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Over the past several years, we have undertaken a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion, and reinvesting this capital in New York, San Francisco, Washington, D.C., and Boston. In May 2018, we sold 222 East 41st Street in New York after releasing the property to a single tenant for 30 years. In October 2018, we acquired a 49.7% interest in a joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York. We are continuing to pursue other strategic investment opportunities in our target markets, as well as selective property dispositions in non-target markets.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. During 2018, we have leased 855,000 square feet of space, including:

•	a 115,000-square-foot lease with WeWork in October for the entire office portion of 149 Madison in New York;

•
lease expansions totaling 199,000 square feet with Arby's Restaurant Group, a subsidiary of Inspire Brands, at One & Three Glenlake Parkway in Atlanta, resulting in a full-building lease of Three Glenlake Parkway, as well as extending the total 359,000-square-foot lease through March 2033;

•	a 17,000-square-foot lease expansion with Fullscreen at 315 Park Avenue South, along with an extension to 2026 for their new total 34,000 square feet of space; and

•	a 27,000-square-foot new lease with Ernst & Young at 218 West 18th Street.
We continue to maintain a strong and flexible balance sheet with a weighted-average cost of borrowing of 3.75%(1) per annum as of September 30, 2018. Our debt capital allocation favors unsecured borrowings with 92%(1) of our portfolio unencumbered by mortgages. Our borrowings mature over the next eight years; $539.0 million of our line of credit and notes payable borrowings outstanding at period-end may be repaid prior to maturity, in part or in full, without penalty. Our stock repurchase program allows us to take advantage of market opportunities from time to time when we believe our stock is undervalued. During the nine months ended September 30, 2018, we repurchased $41.8 million of our common stock (2.0 million shares at an average price of $21.35 per share).

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 95.1% at September 30, 2017 to 97.3% at September 30, 2018. The following table sets forth details related to recent leasing activities, which drive changes in our rental revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total number of leases	17	11	44	46
Square feet of leasing – renewal(1)	230,045	109,979	270,821	314,915
Square feet of leasing – new(1)	174,981	41,236	386,693	430,565
Total square feet of leasing	405,026	151,215	657,514	745,480
Lease term (months)	119	74	111	98
Tenant improvements, per square foot – renewal	$14.25	$32.31	$14.05	$40.58
Tenant improvements, per square foot – new	$76.20	$73.62	$69.08	$82.62
Tenant improvements, per square foot – all leases	$65.95	$43.84	$63.48	$68.73
Leasing commissions, per square foot – renewal	$11.48	$12.49	$10.50	$13.81
Leasing commissions, per square foot – new	$22.84	$31.77	$26.10	$21.80
Leasing commissions, per square foot – all leases	$20.96	$17.87	$24.51	$19.16

Rent leasing spread – renewal(2)	5.2%	117.3%	5.8%	85.1%
Rent leasing spread – new(3)	21.8%	79.3%	29.8%	121.9%
Rent leasing spread – all leases(2)(3)	19.0%	106.9%	26.8%	103.5%

(1)	Includes our proportionate share of renewal and new leasing at properties owned through unconsolidated joint ventures.

(2)	Rent leasing spreads for renewal leases are calculated based on the change in base rental income measured on a straight-line basis.

(3)	Rent leasing spreads for new leases are calculated only for space that has been vacant less than one year, and are measured on a straight-line basis.
In 2018, rent leasing spreads were positive (19.0% and 26.8% for the three and nine months ended September 30, 2018, respectively) primarily due to lease expansions of 59,000 square feet and 140,000 square feet with Arby's Restaurant Group, a subsidiary of Inspire Brands, at One & Three Glenlake Parkway in Atlanta. In 2017, rent leasing spreads were significantly positive (106.9% and 103.5% for the three and nine months ended September 30, 2017, respectively) due to extending the 119,000-square-foot lease with DLA Piper at University Circle in San Francisco and leasing 205,000 square feet at 650 California Street in San Francisco to several tenants. The 2017 leasing at 650 California Street required significant tenant improvements; however, the net economic impact of leasing at 650 California Street is favorable. Over the next 12 months, approximately 184,000 square feet of leases at our operating properties (approximately 3.5% of our portfolio based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio. In determining the amount of distributions to common stockholders, we also consider our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Our board of directors elected to maintain a $0.20 dividend rate for third quarter of 2018.
Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand.
Short-Term Liquidity and Capital Resources
During the nine months ended September 30, 2018, we generated net cash flows from operating activities of $61.0 million, which consisted primarily of receipts from tenants for rent and reimbursements, receipts from unconsolidated joint ventures for services provided, and distributions from unconsolidated joint ventures, reduced by payments for operating costs, tenant inducements, administrative expenses, and interest expense. During the same period, we paid total distributions to stockholders of $95.1 million, which included dividend payments of $23.9 million for the fourth quarter of 2017 and an aggregate of $71.2 million for the first three quarters of 2018. Distributions to stockholders exceeded net cash flow from operating activities for the first nine months of 2018, due to timing differences related to paying prior-period lease incentives and prior-period dividends in the current period.
During the nine months ended September 30, 2018, we sold 222 East 41st Street and an additional 22.5% interest in the 333 Market Street and University Circle joint ventures for net proceeds of $519.7 million. We used these proceeds to repay the $300 Million Bridge Loan, to pay down $63.0 million on our Revolving Credit Facility (as described below), to fund leasing and capital projects of $73.5 million, and to fund stock repurchases of $41.8 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments on current and maturing debt. As of October 23, 2018, we have access to $351.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing strategy and objectives, we have generally maintained debt levels less than 40% of the undepreciated cost of our assets over the long term. As of September 30, 2018, our net-debt-to-real-estate-asset ratio was approximately 30%. Our net-debt-to-real-estate-asset ratio is calculated based on outstanding debt, less consolidated cash balances, and includes our share of joint venture real estate assets and debt, as well as basis adjustments, related to joint venture real estate assets.
Revolving Credit Facility
The Revolving Credit Facility has a capacity of $500.0 million and matures in July 2019, with two six-month extension options (the "Revolving Credit Facility"). As of September 30, 2018, we have $89.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.875% to 1.55% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.55% for base-rate borrowings, based on our applicable credit rating. The per-annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, together, the Revolving Credit Facility and the $300 Million Term Loan provide for aggregate additional borrowings of up to $400 million under four accordion options, subject to certain limitations.
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
Debt Covenants
Our mortgage debt, the $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of September 30, 2018. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of September 30, 2018, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2018	2019-2020	2021-2022	Thereafter
Debt obligations(1)	$1,425,450	$20,700	$389,000	$150,000	$865,750
Interest obligations on debt(1)(2)	274,305	13,197	97,621	78,698	84,789
Capital lease obligations(3)	120,000	—	—	120,000	—
Operating lease obligations(4)	1,279,761	1,950	15,774	15,867	1,246,170
Total	$3,099,516	$35,847	$502,395	$364,565	$2,196,709

(1)
Includes 51% of the debt and interest obligations for the Market Square Joint Venture, which we own through an unconsolidated joint venture. The Market Square Joint Venture has a $325 million mortgage note on the property, which bears interest at 5.07% and matures on July 1, 2023. We guarantee $5.8 million of the mortgage note (see Note 7, Commitments and Contingencies, of the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of September 30, 2018. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
Amounts include principal obligations only. We made interest payments on these obligations of $5.4 million during the first nine months of 2018, all of which was funded with interest income earned on the corresponding investments in development authority bonds.

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

Results of Operations
Overview
As of September 30, 2018, our portfolio of 18 operating properties was approximately 97.3% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
249 West 17th Street & 218 West 18th Street	New York, NY	100.0%	447,000	October 11, 2017	$514,100
1800 M Street(2)	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550
114 Fifth Avenue(3)	New York, NY	49.5%	352,000	July 6, 2017	$108,900

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)	We hold a 55.0% ownership interest in 1800 M Street through an unconsolidated joint venture.

(3)	We hold a 49.5% ownership interest in 114 Fifth Avenue through an unconsolidated joint venture.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2018
222 East 41st Street	New York, NY	100.0%	390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%	354,000	April 13, 2018	$49,000	(2)
University Circle and 333 Market Street Joint Ventures(3)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300
2017
University Circle & 333 Market Street	San Francisco, CA	22.5%	1,108,000	July 6, 2017	$234,000
Key Center Tower & Marriott	Cleveland, OH	100.0%	1,326,000	January 31, 2017	$267,500
Houston Properties Sale(4)	Houston, TX	100.0%	1,187,000	January 6, 2017	$272,000

(1)	Exclusive of transaction costs and price adjustments.

(2)	Reflects the principal balance of the 263 Shuman Boulevard mortgage note, which was extinguished by transferring the property to the lender in the second quarter of 2018.

(3)	After the February 1, 2018 transaction, we retain a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.

(4)	The Houston Property Sale was made up of 5 Houston Center (581,000 square feet), Energy Center I (332,000 square feet), and 515 Post Oak (274,000 square feet).
Comparison of the Three Months Ended September 30, 2018 With the Three Months Ended September 30, 2017
Rental income was $64.5 million for the three months ended September 30, 2018, which represents an increase as compared with $55.0 million for the three months ended September 30, 2017. The impacts of acquisitions ($9.6 million) and leasing ($5.2 million) were partially offset by the current year sale of 222 East 41st Street ($4.5 million) and transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($0.7 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements were $5.3 million for the three months ended September 30, 2018, which represents an increase as compared with $3.1 million for the three months ended September 30, 2017, primarily due to property tax reimbursements for sold properties ($1.4 million) and acquisitions ($0.9 million). Property operating costs were $21.0 million for the three months ended September 30, 2018, which represents an increase from $18.6 million for the three months ended September 30, 2017, due to the impact of acquiring properties with gross leases ($1.5 million), leases in initial year of occupancy ($0.6 million), and expenses incurred related to services provided to the joint venture properties, which are reimbursed through other property income ($0.4 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Asset and property management fee income was $1.8 million for the three months ended September 30, 2018, which represents an increase as compared with $1.2 million for the three months ended September 30, 2017. In the current year period, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Street Joint Venture. In the prior year period, such services were provided only to the Market Square Joint Venture and the San Francisco Joint Ventures. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $1.8 million for the three months ended September 30, 2018, which represents an increase as compared with $1.1 million for the three months ended September 30, 2017, primarily due to current period lease termination activity ($0.5 million) and providing additional reimbursable services to our unconsolidated joint ventures ($0.2 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were flat at $0.2 million for both for the three months ended September 30, 2018 and September 30, 2017. Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $19.9 million for the three months ended September 30, 2018, which represents a slight increase as compared with $18.5 million for the three months ended September 30, 2017. Additional depreciation from acquisitions ($2.6 million) was partially offset by the current year sale of 222 East 41st Street ($1.1 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $7.9 million for the three months ended September 30, 2018, which represents an increase as compared with $6.9 million for the three months ended September 30, 2017. The increase is primarily due to acquisitions ($1.8 million), partially offset by prior period lease expirations ($0.5 million), transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($0.2 million), and the current year sale of 222 East 41st Street ($0.1 million). We expect future amortization to vary in the near term, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $8.3 million for the three months ended September 30, 2018, which represents an increase from $7.0 million for the three months ended September 30, 2017, primarily due to non-recurring professional fees ($0.6 million); compensation costs related to expanding our team ($0.4 million); and the commencement of our corporate office lease in the fourth quarter of 2017 ($0.2 million). General and administrative – corporate expenses are expected to remain at similar levels in the near-term.
General and administrative – unconsolidated joint ventures expenses were flat at $0.7 million for both for the three months ended September 30, 2018 and September 30, 2017. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
Interest expense was $13.1 million for the three months ended September 30, 2018, which represents a decrease from $14.7 million for the three months ended September 30, 2017, primarily due to debt settlements and repayments. We expect interest expense to vary in the near term based on future financing activities.
We recognized a loss on extinguishment of debt of $0.3 million for the three months ended September 30, 2017. In 2017, we repaid a mortgage note early, resulting in the write-off of an aggregate of $0.3 million related to deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.
Interest and other income was $1.8 million for the three months ended September 30, 2018, which represents a decrease compared with $2.8 million for the three months ended September 30, 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($1.0 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 3.3 years as of September 30, 2018 ($1.8 million for both the three months ended September 30, 2018 and September 30, 2017). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
Income from the unconsolidated joint ventures was $2.4 million for the three months ended September 30, 2018, which represents a slight decrease as compared with $2.9 million for the three months ended September 30, 2017. The impacts of the reduction of our ownership interest in University Circle and 333 Market Street from 77.5% in the prior-year period to 55.0% in the current-year period ($1.8 million) and the basis difference amortization, as described in Note 4, Unconsolidated Joint Ventures, to the accompanying consolidated financial statements, ($0.8 million) are partially offset by leasing and other operating activity at our ongoing joint venture investments ($1.3 million) and the October 2017 acquisition of a 55.0% interest in 1800 M Street through an unconsolidated joint venture ($0.8 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $102.4 million for the three months ended September 30, 2017, as a result of selling a 22.5% interest in each of University Circle and 333 Market Street in July 2017. Future gains on sale of real estate assets will vary with future disposition activity.
Net income was $6.4 million, or $0.05 per basic and diluted share, for the three months ended September 30, 2018, which represents a decrease as compared with net income of $101.5 million, or $0.84 per basic and diluted share, for the three months ended September 30, 2017. The decrease is primarily due to the prior-period gain on sales of real estate assets related to the partial sale of 333 Market Street and University Circle in July 2017 ($102.4 million), partially offset by operating income from acquired properties ($4.4 million), and the net impact of recent leasing ($3.6 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.
Comparison of the Nine Months Ended September 30, 2018 With the Nine Months Ended September 30, 2017
Rental income was $195.6 million for the nine months ended September 30, 2018, which represents a slight increase as compared with $193.3 million for the nine months ended September 30, 2017. The additional revenues from acquisitions ($28.5 million) and leasing ($12.6 million) are offset by the impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($27.5 million) and dispositions ($11.3 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Tenant reimbursements were $16.0 million for the nine months ended September 30, 2018, which represents a decrease as compared with $18.6 million for the nine months ended September 30, 2017. The impact of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($5.6 million) is partially offset by additional reimbursements from acquisitions ($2.5 million) and the net impact of recent leasing activity ($0.4 million). Property operating costs were $66.5 million for the nine months ended September 30, 2018, which represents an increase as compared with $64.5 million for the nine months ended September 30, 2017. The impacts of acquired properties with primarily gross leases ($6.4 million) and recent leasing of previously vacant space ($1.0 million) are partially offset by transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($5.5 million). Tenant reimbursements and property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Hotel income, net of hotel operating costs, was $(0.7) million for the nine months ended September 30, 2017. The Key Center Marriott was sold on January 31, 2017.
Asset and property management fee income was $5.4 million for the nine months ended September 30, 2018, which represents an increase as compared with $2.1 million for the nine months ended September 30, 2017. In the current-year period, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Street Joint Venture. In the prior-year period, such services were provided only to the Market Square Joint Venture for the first nine months of the year and for the San Francisco Joint Ventures upon formation in July 2017. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $5.5 million for the nine months ended September 30, 2018, which represents an increase as compared with $2.0 million for the nine months ended September 30, 2017, primarily due to providing additional reimbursable services to our unconsolidated joint ventures ($2.0 million) and lease termination activity ($1.4 million). Other property operating income is expected to vary in the future, based on additional lease restructuring activities.
Asset and property management fee expenses were $0.6 million for the nine months ended September 30, 2018, which represents a slight decrease as compared with $0.7 million for the nine months ended September 30, 2017, primarily due to expenses incurred for the Key Center Marriott which was sold in January 2017 ($0.1 million). Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was relatively flat at $61.4 million for the nine months ended September 30, 2018 and $60.5 million for the nine months ended September 30, 2017. The impacts of additional depreciation from acquisitions ($7.8 million) and from the completion of capital and tenant improvement projects across the portfolio ($3.7 million) are partially offset by the impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($8.4 million), dispositions ($1.8 million), and prior-period lease expirations ($0.5 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.

Amortization was relatively stable at $24.6 million and $24.5 million for the nine months ended September 30, 2018 and 2017, respectively. The impact of acquisitions ($5.5 million) is offset by transferring University Circle and 333 Market Street to unconsolidated joint ventures ($2.7 million), prior-period lease expirations and terminations ($2.0 million), and dispositions ($0.8 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
For the nine months ended September 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street in the second quarter of 2018. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
Total general and administrative expenses were $26.6 million for the nine months ended September 30, 2018, which represents an increase as compared with $25.7 million for the nine months ended September 30, 2017. Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. The increase in total general and administrative expenses is primarily due the commencement of our corporate office lease in the fourth quarter of 2017 ($0.6 million). We expect future general and administrative expenses to remain at similar levels in the near term.
Interest expense was relatively stable at $43.3 million and $44.3 million for the nine months ended September 30, 2018 and 2017, respectively. We expect interest expense to vary in the near term based on future financing activities.
We recognized a gain on extinguishment of debt of $23.7 million for the nine months ended September 30, 2018, and a loss on extinguishment of debt of $0.3 million for the nine months ended September 30, 2017. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt; and in May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six months early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs. In 2017, we repaid two mortgage notes early, resulting the write-off of an aggregate of $0.3 million related to deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.
Interest and other income was $5.4 million for the nine months ended September 30, 2018, which represents a decrease compared with $7.7 million for the nine months ended September 30, 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($2.3 million). The majority of this income is earned on investments in development authority bonds with a remaining term of approximately 3.3 years as of September 30, 2018 ($5.4 million for both the nine months ended September 30, 2018 and September 30, 2017). Interest income earned on development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for the nine months ended September 30, 2018 related to the sale of an additional 22.5% interest in University Circle and 333 Market Street joint ventures, as described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
Income from the unconsolidated joint ventures was $5.9 million for the nine months ended September 30, 2018, which represents an increase as compared to a loss from unconsolidated joint ventures of $0.8 million for the nine months ended September 30, 2017. The increase is due to our additional investments in unconsolidated joint ventures over the past year: the transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retain a 55.0% ownership interest, the acquisition of a 49.5% interest in 114 Fifth Avenue through an unconsolidated joint venture, and the acquisition of a 55.0% interest in 1800 M Street through an unconsolidated joint venture. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $175.5 million for the nine months ended September 30, 2017, as a result of selling three properties in Houston, Texas, and Key Center Tower and Marriott in Cleveland, Ohio, in January 2017; and selling a 22.5% interest in each of University Circle and 333 Market Street in July 2017. Future gains on sale of real estate assets will vary with future disposition activity.
Net income was $4.5 million, or $0.04 per basic and diluted share, for the nine months ended September 30, 2018, which represents a decrease as compared with net income of $177.4 million, or $1.46 per basic and diluted share, for the nine months ended September 30, 2017. The decrease is primarily due to prior-period gains on sales of real estate ($175.5 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of September 30, 2018, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 12, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
New York(1)	$23,145	$16,536	$71,693	$50,411
San Francisco(2)	19,925	18,166	58,875	57,733
Atlanta	9,245	8,500	27,083	25,078
Washington, D.C.(3)	8,844	4,209	25,976	11,052
Boston	1,890	1,196	5,203	3,797
Los Angeles	1,119	1,155	3,481	3,439
All other office markets	3,989	4,071	11,149	15,598
Total office segments	68,157	53,833	203,460	167,108
Hotel	—	(24)	—	(914)
Corporate	(204)	(364)	(599)	(489)
Total NOI	$67,953	$53,445	$202,861	$165,705

(1)	Includes NOI for one unconsolidated property, 114 Fifth Avenue, based on our ownership interest: 49.5% from July 6, 2017 through September 30, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on our ownership interests:  100.0% from January 1, 2017 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2018.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on our ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from January 1, 2018 through September 30, 2018. 1800 M Street was acquired on October 11, 2017.

New York
NOI has increased as a result of the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue and the October 2017 acquisition of 249 West 17th Street and 218 West 18th Street, which are partially offset by the sale of 222 East 41st Street in May 2018.
Atlanta
NOI has increased due to leases commencing at One & Three Glenlake Parkway. From September 30, 2017 to September 30, 2018, One & Three Glenlake Parkway's commenced occupancy increased from 89.6% to 98.5%, respectively.
Washington, D.C.
NOI has increased as a result of the October 2017 acquisition of a 55.0% interest in 1800 M Street and leasing at Market Square. From September 30, 2017 to September 30, 2018, Market Square’s commenced occupancy increased from 77.4% to 81.8%, respectively.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From September 30, 2017 to September 30, 2018, 116 Huntington Avenue's commenced occupancy increased from 75.7% to 88.0%, respectively.
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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$6,429	$101,534	$4,488	$177,389
Adjustments:
Depreciation of real estate assets	19,878	18,501	61,394	60,529
Amortization of lease-related costs	7,920	6,870	24,559	24,518
Impairment loss on real estate assets	—	—	30,812	—
Depreciation and amortization included in income (loss) from unconsolidated joint ventures(1)	12,519	7,180	38,709	11,401
Gain on sale of unconsolidated joint venture interests	—	—	(762)	—
Gain on sales of real estate assets	—	(102,365)	—	(175,518)
Total funds from operations adjustments	40,317	(69,814)	154,712	(79,070)
NAREIT FFO available to common stockholders	$46,746	$31,720	$159,200	$98,319

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same-store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in our operating portfolio. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since July 1, 2017 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenues:
Rental income	$54,902	$49,808
Tenant reimbursements	4,373	4,275
Other property income	1,778	1,098
Total revenues	61,053	55,181
Property operating expenses	(19,727)	(18,797)
Same Store NOI – wholly owned properties(1)	41,326	36,384
Same Store NOI – joint venture-owned properties(2)	13,502	9,963
Same Store NOI	54,828	46,347
NOI from acquisitions(3)	13,087	533
NOI from dispositions(4)	38	6,565
NOI	$67,953	$53,445

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2018, for the entirety of the periods presented.The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)
Reflects activity for the following properties acquired since July 1, 2017, for all periods presented: 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(4)
Reflects activity for the following properties sold since July 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018).

Same Store NOI increased from $46.3 million for the three months ended September 30, 2017, to $54.8 million for the three months ended September 30, 2018, primarily as a result of leasing in San Francisco, New York, and Washington, D.C.

A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,
	2018	2017
Net income	$6,429	$101,534
Depreciation	19,878	18,501
Amortization	7,920	6,870
General and administrative – corporate	8,303	7,034
General and administrative – unconsolidated joint ventures	746	713
Net interest expense	13,049	13,690
Interest income from development authority bonds	(1,800)	(1,800)
Loss on extinguishment of debt	—	280
Income tax expense	3	3
Asset and property management fee income	(1,825)	(1,154)
Adjustments included in income (loss) from unconsolidated joint ventures	15,250	10,139
Gain on sales of real estate assets	—	(102,365)
NOI:	$67,953	$53,445
Same Store NOI – joint venture owned properties(1)	(13,502)	(9,963)
NOI from acquisitions(2)	(13,087)	(533)
NOI from dispositions(3)	(38)	(6,565)
Same Store NOI – wholly owned properties(4)	$41,326	$36,384

(1)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2018, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)
Reflects activity for the following properties acquired since July 1, 2017, for all periods presented: 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(3)
Reflects activity for the following properties sold since July 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018).

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
Related-Party Transactions
During the nine months ended September 30, 2018 and 2017, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranties related to the debt of unconsolidated joint ventures;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q and noted the following in addition to those disclosed elsewhere in this report:

•	Acquisition of an interest in the 799 Broadway Joint Venture, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements;

•	Repayment of the One Glenlake mortgage note, as described in Note 5, Line of Credit and Notes Payable, of the accompanying consolidated financial statements; and

•	Acquisition of the ancillary retail and office space at Lindbergh Center, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2018, we had $89.0 million in outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $300.0 million outstanding on the $300 Million Term Loan; $349.7 million in 2025 Bonds Payable outstanding; $349.0 million in 2026 Bonds Payable outstanding; and $20.7 million outstanding on a fixed-rate, term mortgage loan. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.61% as of September 30, 2018.
Approximately $869.4 million of our total debt outstanding as of September 30, 2018, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2018, these balances incurred interest expense at an average interest rate of 3.80% and have expirations ranging from 2018 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $389.0 million of our total debt is subject to variable rates. As of September 30, 2018, these balances incurred interest expense at an average interest rate of 3.17% and have expirations ranging from 2019 through 2020. An increase or decrease in interest rates of 100 basis points would have a $3.9 million annual impact on our interest payments.
Our unconsolidated Market Square Joint Venture holds a $325.0 million mortgage note, which bears interest at 5.07%. Adjusting for 51% of the debt at the Market Square Joint Venture, which we own through an unconsolidated joint venture, our weighted-average interest rate is 3.78%.
We do not believe there is any exposure to increases in interest rates related to the capital lease obligations of $120.0 million at September 30, 2018, as the obligations are at fixed interest rates.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended September 30, 2018, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.

During the quarter ended September 30, 2018, we did not repurchase any shares in accordance with the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity, of the accompanying consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
July 2018	—	$—	—	$153,078,651
August 2018	—	$—	—	$153,078,651
September 2018	—	$—	—	$153,078,651

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the third quarter of 2018, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
THIRD QUARTER 2018 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 25, 2018	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer