Form 10-K
period 2018-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2019-02-13
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________
FORM 10-K
 _______________________________________________

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
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
Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", "emerging growth company" in Rule 12b-2 of the Exchange Act.
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
Yes  ☐ No  ☒
As of June 30, 2018, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was
$2,228,008,000 based on the closing price as reported by the New York Stock Exchange.
As of January 31, 2019, 116,879,665 shares of common stock were outstanding.
Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2019.

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
Such statements in this Form 10-K include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward- looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:

•
risks affecting the real estate industry, and the office sector in particular, (such as the inability to enter into new leases, dependence on tenants' financial condition, and competition from other owners of real estate);

•	risks relating to our ability to maintain and increase property occupancy rates and rental rates;

•	adverse economic or real estate market developments in our target markets;

•	risks relating to the use of debt to fund acquisitions;

•	availability and terms of financing;

•	ability to refinance indebtedness as it comes due;

•	sensitivity of our operations and financing arrangements to fluctuations in interest rates;

•	reductions in asset valuations and related impairment charges;

•	risks relating to construction, development, and redevelopment activities;

•	risks associated with joint ventures, including disagreements with, or misconduct by, joint venture partners;

•	risks relating to repositioning our portfolio;

•	risks relating to reduced demand for, or over supply of, office space in our markets;

•	risks relating to lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by a significant tenant;

•	risks relating to acquisition and disposition activities;

•	risks associated with our ability to continue to qualify as a real estate investment trust ("REIT");

•	risks associated with possible cybersecurity attacks against us or any of our tenants;

•	potential liability for uninsured losses and environmental contamination;

•	potential adverse impact of market interest rates on the market price for our securities; and

•	risks associated with our dependence on key personnel whose continued service is not guaranteed.
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
General
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, and through unconsolidated joint ventures. Unless otherwise noted, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
We typically acquire, develop, or redevelop high-quality, income-generating office properties located in certain high-barrier-to-entry markets. As of December 31, 2018, we owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.9 million rentable square feet, and were approximately 97.4% leased as of December 31, 2018.
Real Estate Investment Objectives
We seek to acquire, develop, or redevelop and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in the total return to our stockholders. Our primary strategic objective is to generate long-term stockholder returns from a combination of steadily growing cash flows and appreciation in our net asset values, through the acquisition and ownership of high-quality office buildings located principally in high-barrier-to-entry markets. Our value creation and growth strategies are founded in the following:
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
New Investment Targets
We look to acquire, develop, or redevelop strategic and premier office assets with quality tenants in our target markets. We concentrate on office buildings that are competitive within the top tier of their markets or that can be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on CBDs and multi-tenant buildings.
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Our leverage level and other credit metrics provide the financial flexibility to pursue new acquisitions and other growth opportunities that will further our long-term performance objectives.
Capital Recycling
To date, we have primarily sold non-strategic assets (generally, defined as assets outside our target markets) to increase our concentration in our target markets. In the future, we also anticipate selling some assets from our target markets to maintain a well-balanced portfolio and to harvest capital from mature assets. Our goals are to foster long-term growth and capital appreciation in our portfolio by maintaining the following:   an appropriate balance of core investments relative to value-add investments, building profiles that will continue to attract prospects for future rent growth, and activity levels that will continue to support our connections in the real estate community. We routinely evaluate our portfolio to identify assets that are good candidates for disposition in the furtherance of these goals.

Proactive Asset Management
We believe our team is well-equipped to deliver operating results in all facets of the management process. Our leasing efforts are founded in understanding the varied and complex needs of tenants in the marketplace today. We pursue meeting those needs through new and renewal leases, as well as lease restructures that further our long-term goals. We are committed to prudent capital investment in our assets to ensure their competitive positioning and status, and rigorously pursue efficient operations and cost containment at the property level.
Transaction Activity
In connection with repositioning our portfolio, and in furtherance of our real estate investment objectives, we have executed the following real estate transactions during 2018, 2017, and 2016. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details.

Acquisitions
Property	Location	% Acquired	Square Feet	Acquisition Date	Purchase Price (in thousands)(1)
2018
799 Broadway	New York, NY	49.7%	182,000	October 3, 2018	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	100.0%	147,000	October 24, 2018	$23,000
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
249 West 17th Street & 218 West 18th Street	New York, NY	100.0%	447,000	October 11, 2017	$514,100
1800 M Street	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550	(2)
114 Fifth Avenue	New York, NY	49.5%	352,000	July 6, 2017	$108,900	(2)

(1)	Exclusive of transaction costs and price adjustments.

(2)
Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold		Rentable Square Feet	Disposition Date	Sale Price (in thousands)
2018
222 East 41st Street	New York, NY	100.0%		390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%		354,000	April 13, 2018	$49,000	(1)
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	22.5%	(2)	1,108,000	February 1, 2018	$235,300	(2)
2017
University Circle	San Francisco, CA	22.5%	(2)	451,000	July 6, 2017	$121,500	(3)
333 Market Street	San Francisco, CA	22.5%	(2)	657,000	July 6, 2017	$112,500	(3)
Key Center Tower & Marriott	Cleveland, OH	100.0%		1,326,000	January 31, 2017	$267,500
Houston Property Sale	Houston, TX	100.0%		1,187,000	January 6, 2017	$272,000
2016
SanTan Corporate Center	Phoenix, AZ	100.0%		267,000	December 15, 2016	$58,500
Sterling Commerce	Dallas, TX	100.0%		310,000	November 30, 2016	$51,000
9127 South Jamaica Street	Denver, CO	100.0%		108,000	October 12, 2016	$19,500
80 Park Plaza	Newark, NJ	100.0%		961,000	September 30, 2016	$174,500
9189, 9191 & 9193 South Jamaica Street	Denver, CO	100.0%		370,000	September 22, 2016	$122,000
800 North Frederick	Suburban MD	100.0%		393,000	July 8, 2016	$48,000
100 East Pratt	Baltimore, MD	100.0%		653,000	March 31, 2016	$187,000

(1)	On April 13, 2018, we returned 263 Shuman to the lender in settlement of the related $49 million mortgage note.

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

Segment Information
As of December 31, 2018, our reportable segments are determined based on high-barrier-to-entry markets and other geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 15, Segment Information, to the accompanying consolidated financial statements.
Employees
As of December 31, 2018, we employed 95 people.
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
Concentration of Credit Risk
We are dependent upon the ability of our tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts could result in a material adverse impact on our results of operations. We are not aware of any reason why our current tenants would not be able to pay their contractual rental amounts as they become due in all material respects. Based on our 2018 annualized lease revenue, no single tenant accounts for more than 6% of our portfolio.
Website Address
Access to copies of each of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and other documents filed with, or furnished to, the SEC, including amendments to such filings, may be obtained free of charge from our website, www.columbia.reit, or through a link to the www.sec.gov website. The information contained on our website is not incorporated by reference herein. These filings are available promptly after we file them with, or furnish them to, the SEC.

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
Risks Related to Our Business and Properties
If we are unable to find suitable investments or they become too expensive, we may not be able to achieve our investment objectives, and the returns on our investments will be lower than they otherwise would be; if we are unable to sell a property when we plan to do so, our operational and financial flexibility may become limited, including our ability to pay cash distributions to our stockholders.
We are competing for real estate investments with other REITs; real estate limited partnerships; pension funds and their advisors; bank and insurance company investment accounts; individuals; non U.S. investors; and other entities. The market for high-quality commercial real estate assets is highly competitive, given how infrequently those assets become available for purchase. As a result, many real estate investors, including us, face aggressive competition to purchase quality office real estate assets. A significant number of entities and resources competing for high-quality office properties support relatively high acquisition prices for such properties, which may reduce the number of acquisition opportunities available to, or affordable for, us and could put pressure on our profitability and our ability to pay distributions to stockholders. We cannot be sure that we will be successful in obtaining suitable investments with financially attractive terms or that, if we make investments, our objectives will be achieved.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions may be limited. Purchasers may not be willing to pay acceptable prices for properties that we wish to sell. General economic conditions, availability of financing, interest rates, capitalization rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. Therefore, we may be unable to sell a property for the price, on the terms, or within the time frame that we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to our stockholders. Additionally, our properties' market values depend principally upon the value of the properties' leases and the net operating income generated by the leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers for any such property, and property resale values may suffer, which could result in lower returns for our stockholders.
Further, timing differences in our acquisitions and dispositions may create temporary fluctuations in our earnings and cash available for distribution to stockholders.
Economic conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
Although U.S. macroeconomic conditions continued to be relatively stable during 2018, several economic factors, including increases in interest rates, may adversely affect the financial condition and liquidity of many businesses, as well as the demand for office space generally. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 97.4% leased at December 31, 2018, and provisions for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2018 annualized lease revenue, approximately 3% of leases expire in 2019, 6% of leases expire in 2020, and 16% of leases expire in 2021 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.
Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	inability to finance property development or acquisitions on favorable terms;

•	the relative illiquidity of real estate investments;

•	changes in space utilization by our tenants due to technology, economic conditions, and business culture;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of rising or higher interest rates and tight money supply.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We are dependent upon the economic climates of our markets – New York; San Francisco; Washington, D.C.; Boston; Los Angeles; and Atlanta.
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as New York, San Francisco, Washington, D.C., Boston, and Atlanta, may have a significant impact on our overall occupancy levels and rental rates and, therefore, our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

We depend on tenants for our revenue, and lease defaults or terminations, particularly by a significant tenant, could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet debt payments and prevent a foreclosure if the property is subject to a mortgage, could cause us to violate our bank debt covenants, or could impact our credit rating. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. In addition, significant expenditures for our properties and our company, such as real estate taxes, insurance and maintenance costs, together with general and administrative costs and debt payments, do not decrease when revenues decrease. Therefore, these events could have a material adverse effect on our results of operations or cause us to reduce the amount of distributions to stockholders.
As of December 31, 2018, no more than 6% of our 2018 annualized lease revenue was attributable to any individual tenant. In the future, however, we may have a significant tenant who does account for more than 6% of our 2018 annualized lease revenue, and accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of such tenant may result in the failure or delay of the tenant's rental payments, which may have a substantial adverse effect on our operating performance.
Future acquisitions may fail to perform in accordance with our expectations, may require renovation costs exceeding our estimates or expose us to unknown liabilities, and may be located in new markets where we may face risks associated with investing in an unfamiliar market.
In the normal course of business, we typically evaluate potential acquisitions, enter into nonbinding letters of intent, and may, at any time, enter into contracts to acquire, develop, or redevelop additional properties. Our properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks, and other factors. In addition, the renovation and improvement costs we incur to bring a property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all. The properties we acquire, develop, or redevelop may be subject to liabilities for which we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to our properties might include:

•	liabilities for clean-up of undisclosed environmental contamination;

•	claims by tenants, vendors, or other persons against the former owners of the properties;

•	liabilities incurred in the ordinary course of business; and

•	claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.
Furthermore, we may acquire, develop, or redevelop properties located in markets in which we do not have an established presence. We may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area, and unfamiliarity with local government and permitting procedures. As a result, the operating performance of properties acquired, developed, or redeveloped in new markets may be less than we anticipate, and we may have difficulty integrating such properties into our existing portfolio. In addition, the time and resources that may be required to obtain market knowledge and/or integrate such properties into our existing portfolio could divert our management's attention from our existing business or other attractive opportunities in our established markets.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, and materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in San Francisco, California, an area especially susceptible to earthquakes, and, collectively, these properties represent approximately 26% of our 2018 annualized lease revenue, as described in Item 2, Properties. Because several of these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have additional sources of funding specifically designated for repairs or reconstruction of any our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely affected.
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
We have incurred and may continue to incur indebtedness, which may increase our business risks.
As of February 4, 2019, our total consolidated indebtedness was approximately $1.3 billion, which includes a $150.0 million term loan and $700.0 million of bonds with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with an interest rate swap agreement; and $498.0 million in outstanding borrowings on our line of credit, with a variable interest rate. We may incur additional indebtedness to acquire, develop, or redevelop properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility (the "Revolving Credit Facility") and our two unsecured term loan facilities each include a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia Property Trust OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities.
Increases in interest rates could increase the amount of our debt payments and make it difficult for us to refinance our unsecured bank debt or bonds, or to finance or refinance properties, which could reduce the number of properties we can acquire, develop, or redevelop, our net income, and the amount of cash distributions we can make.
We expect to incur additional indebtedness in the future, which may include term loans, borrowings under a credit facility, unsecured bonds, or mortgages. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. In addition, if we need to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments.
Our variable-interest debt instruments may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable-interest debt instruments. If LIBOR is no longer widely available, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
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
Our senior unsecured debt is rated investment grade by Standard & Poor's Corporation and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization, and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions, and contingencies. Therefore, any deterioration in our operating performance could cause our investment-grade rating to come under pressure. Our corporate credit rating at Standard & Poor's Ratings Service is currently "BBB" with a stable outlook, and our corporate credit rating at Moody's Investor Service is currently "Baa2" with a stable outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loans, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
We face risks relating to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise of confidential information, and/or damage to our business relationships.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. A breach of our privacy or information security systems or our tenants' privacy or information security systems, particularly through cyber attacks or cyber intrusion, could materially adversely affect our business and financial condition. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As our reliance on technology has increased, so have the risks of cyber attacks to our systems, both internal and those we have outsourced. Cyber attacks can be both individual and highly organized attempts planned by very sophisticated hacking organizations. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants, potential errors from misstated financial reports, missed reporting deadlines, and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition, and cash flows.
We employ a number of measures to prevent, detect, and mitigate these threats, which include dual factor authentication, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual breach testing. While, to date, we have not had a significant cyber breach or attack that has had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective, or that we will be able to maintain our systems free from security breaches or other operational interruptions.
A cybersecurity attack could compromise the confidential information of our employees, customers, and vendors. A successful attack could disrupt and affect our business operations, damage our reputation, and result in significant remediation and litigation costs. Further, one or more of our tenants could experience a cyber incident which could impact their operations and ability to perform under the terms of their lease with us. While we maintain insurance coverage that may, subject to policy terms and conditions including deductibles, cover specific aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As cyber threats continue to evolve, we may be required to expend additional resources to continue to enhance our information security measures and to investigate and remediate any information security vulnerabilities.
We are and may continue to be subject to litigation, which could have a material adverse effect on our financial condition.
We currently are, and are likely to continue to be, subject to a variety of claims arising in the ordinary course of business. Such claims could include personal injury claims, contract claims, and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination, and similar matters. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. Although we defend ourselves against any such claims, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
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
Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Furthermore, there are various local, state, and federal regulatory requirements, such as fire, health, life-safety, and similar regulations, and the Americans with Disabilities Act, with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
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
Our properties are subject to various federal, state, and local regulatory requirements, such as state and local fire and life safety requirements. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.
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
We have entered into six joint venture arrangements and in the future may acquire, develop, or redevelop properties in, or contribute properties to, joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due, and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's length marketing process. We are also subject to the following risks, the likelihood of which may be higher when our joint venture partner is an institutional owner and required to aggregate approvals from multiple beneficial owners: (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
We face risks associated with property development or redevelopment.
We may acquire and develop or redevelop properties, including unimproved real estate, upon which we will construct improvements. Such activities present a number of risks for us, including risks that:

•
if we are unable to obtain all necessary zoning and other required governmental permits and authorizations or cease development of the project for any other reason, the development opportunity may be abandoned or postponed after expending significant resources, resulting in the loss of deposits or failure to recover expenses already incurred;

•
the development and construction costs of the project may exceed original estimates due to increased interest rates and increased cost of materials, labor, leasing or other expenditures, which could make the completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;

•	construction and/or permanent financing may not be available on favorable terms or may not be available at all, which may cause the cost of the project to increase and lower the expected return;

•
the project may not be completed on schedule, or at all, as a result of a variety of factors, many of which are beyond our control, such as weather, labor conditions, and material shortages, which would result in increases in construction costs and debt service expenses;

•
if a contractor's performance is affected or delayed by conditions beyond the contractor's control, we may incur additional risks when we make periodic progress payments or other advances to contractors before they complete construction;

•	the time between commencement of a development project and the stabilization of the completed property exposes us to risks associated with fluctuations in local and regional economic conditions; and

•	occupancy rates and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable.
Properties developed or acquired for development or redevelopment may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management's time and attention.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Any of the foregoing could have an adverse effect on our financial condition, results of operations or ability to satisfy our debt service obligations.
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
Further issuances of equity securities may be dilutive to current stockholders.
The interests of our existing stockholders could be diluted if additional equity securities are issued to finance future acquisitions, developments, or redevelopments, or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing.
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
Our organizational documents contain provisions that may discourage a takeover of us and could depress the price of our common stock. Our organizational documents contain provisions that may have an anti-takeover effect, inhibit a change of our management, or inhibit, in certain circumstances, tender offers for our common stock or proxy contests to change our board. These provisions include: ownership limits and restrictions on transferability that are intended to enable us to continue to qualify as a REIT; broad discretion of our board to take action, without stockholder approval, to issue new classes of securities that may discourage a third party from acquiring us; the ability, through board action or bylaw amendment to opt in to certain provisions of Maryland law that may impede efforts to effect a change in control of us; advance notice requirements for stockholder proposals and stockholder nominations of directors; and the absence of cumulative voting rights.
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
Our board of directors has determined to opt out of certain provisions of Maryland law that may impede efforts to effect a change in control of us as further described below; in the case of the business combination provisions of Maryland law, by resolution of our board of directors; in the case of the control share provisions of Maryland law, pursuant to a provision in our bylaws; and in the case of certain provisions of the Maryland Unsolicited Takeover Act, pursuant to Articles Supplementary. Only upon stockholder approval of an amendment to our Articles of Incorporation may our board of directors repeal the foregoing opt-outs from the anti-takeover provisions of Maryland General Corporation Law.
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
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act, or TCJA, makes many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. Although the IRS has issued guidance with respect to certain of the new provisions, there are numerous interpretive issues that will require further guidance. It is highly likely that technical corrections legislation will be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.

To maintain our REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.
We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by TCJA will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statements (subject to an exception for certain income that is already subject to a special method of accounting under the Internal Revenue Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. TCJA also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.
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
Overview
As of December 31, 2018, we owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta and were approximately 97.4% leased as of December 31, 2018.
Property Statistics
The tables below include statistics for the 13 consolidated operating properties, which we own directly, and our proportional share of the annualized lease revenue and rentable square feet for the five operating properties we own through unconsolidated joint ventures. 2018 annualized lease revenue is an operating metric, calculated as (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases as of December 31, 2018, as well as leases executed but not yet commenced for vacant space that will commence within 12 months, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract ("2018 Annualized Lease Revenue"). 2018 Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.

The following table shows lease expirations of our office properties as of December 31, 2018, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	Rentable Square Feet (in thousands)	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
Vacant	202	$—	—%
2019	156	11,462	3%
2020	354	21,772	6%
2021	1,753	61,959	16%
2022	480	24,828	7%
2023	527	34,838	9%
2024	290	21,861	6%
2025	604	44,312	12%
2026	678	32,006	8%
2027	184	14,171	4%
2028	100	6,668	2%
Thereafter	2,316	103,247	27%
	7,644	$377,124	100%
The following table shows the geographic locations of our office properties as of December 31, 2018. For more information about our geographic locations, see Note 15, Segment Information, of the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
New York	2,046	$139,700	37%
San Francisco	1,410	98,508	26%
Washington, D.C.	878	57,470	15%
Atlanta	1,796	45,274	12%
Boston	242	12,933	3%
Los Angeles	246	8,451	2%
Other	824	14,788	5%
	7,442	$377,124	100%
The following table shows the industry breakdown of our office tenants as of December 31, 2018.

Industry	Leased Square Feet (in thousands)	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
Business Services	1,295	$91,899	24%
Depository Institutions	879	38,245	10%
Engineering & Management Services	493	27,294	7%
Communications	1,003	25,837	7%
Nondepository Institutions	394	24,097	6%
Legal Services	260	22,663	6%
Electric, Gas & Sanitary Services	874	17,733	5%
Security & Commodity Brokers	195	15,441	4%
Real Estate	214	12,308	3%
Manufacturing Plastic Products	411	9,592	3%
Other(1)	1,424	92,015	25%
	7,442	$377,124	100%

(1)	No more than 2% of 2018 Annualized Lease Revenue is attributable to any individual industry.

The following table shows the major tenants of our operating properties as of December 31, 2018.

Tenant	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
AT&T	$22,795	6%
Pershing	18,452	5%
Twitter	16,174	4%
Wells Fargo	15,520	4%
Yahoo!	14,794	4%
Westinghouse Electric	14,788	4%
DocuSign	10,897	3%
Snap	9,739	3%
Newell Rubbermaid	9,592	3%
WeWork	7,384	2%
Other(1)	236,989	62%
	$377,124	100%

(1)	No more than 2% of 2018 Annualized Lease Revenue is attributable to any individual tenant.

ITEM 3.	LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations or our financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock was listed on the NYSE, on October 10, 2013 under the symbol "CXP." As of January 31, 2019, we had approximately 116.9 million shares of common stock outstanding held by approximately 46,000 stockholders of record.
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
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt, or cash on hand. Our board of directors maintained a $0.20 dividend for each quarter of 2018, as well as for the first quarter of 2019.

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500 Index, Morgan Stanley REIT Index, the FTSE NAREIT US Real Estate Index, and the FTSE NAREIT Equity Office Index for the period beginning on October 10, 2013 (the date of our initial listing on the NYSE) through December 31, 2018. The graph assumes a $100.00 investment in each of the indices on December 31, 2013, and the reinvestment of all dividends.

Index	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Columbia Property Trust	$100.00	$106.21	$103.27	$100.43	$110.64	$108.37
S&P 500 Index	$100.00	$113.68	$115.24	$129.02	$157.17	$164.83
Morgan Stanley REIT Index	$100.00	$130.38	$133.67	$145.16	$152.52	$142.20
FTSE NAREIT US Real Estate Index	$100.00	$130.44	$134.42	$144.95	$150.61	$145.45
FTSE NAREIT Equity Office Index	$100.00	$125.85	$126.15	$142.73	$150.33	$127.77
`

Share Repurchases
Our board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of our common stock from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the quarter ended December 31, 2018, we repurchased and retired the following shares in accordance with the 2017 Stock Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
October 2018	101,688	$22.48	101,688	$150,793,226
November 2018	1,184,474	$22.31	1,184,474	$124,373,520
December 2018	—	$—	—	$124,373,520

(1)	Amounts available for future purchase relate only to our 2017 Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data for 2018, 2017, 2016, 2015, and 2014 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2018	2017	2016	2015	2014
Total assets(1)	$4,173,993	$4,511,539	$4,299,793	$4,678,118	$4,734,240
Total stockholders' equity	$2,741,016	$2,531,936	$2,502,768	$2,614,194	$2,733,478
Outstanding debt(2)	$1,332,000	$1,674,176	$1,424,602	$1,735,063	$1,680,066
Outstanding long-term debt(2)	$1,332,000	$1,302,000	$1,302,602	$1,577,063	$1,469,245
Obligations under capital leases	$—	$120,000	$120,000	$120,000	$120,000

	Years Ended December 31,
	2018	2017	2016	2015	2014
Total revenues(3)	$297,943	$289,000	$473,543	$566,065	$540,797
Revenues from discontinued operations(3)	$—	$—	$—	$—	$119
Income (loss) from unconsolidated joint venture	$8,003	$2,651	$(7,561)	$(1,142)	$—
Net income	$9,491	$176,041	$84,821	$44,619	$92,635

Net cash provided by operating activities	$97,625	$61,924	$193,091	$223,080	$236,906
Net cash provided by (used in) investing activities	$375,730	$(347,723)	$525,613	$(576,699)	$(23,788)
Net cash provided by (used in) financing activities	$(465,804)	$79,281	$(535,264)	$263,474	$(163,183)
Investments in real estate (acquisitions, earnest money deposits, capital projects)	$(94,067)	$(691,574)	$(39,521)	$(1,145,402)	$(416,991)
Investments in unconsolidated joint ventures	$(38,763)	$(369,043)	$(16,212)	$(5,500)	—
Distributions paid(4)	$(95,056)	$(109,561)	$(148,474)	$(112,570)	$(149,962)
Stock repurchases(4)(5)	$(72,495)	$(59,462)	$(53,986)	$(17,057)	$—
Net debt and bond proceeds (repayments)(4)	$(293,175)	$249,573	$(311,769)	$378,995	$(11,739)
Per Weighted-Average Common Share Data:
Net income – basic	$0.08	$1.45	$0.68	$0.36	$0.74
Net income – diluted	$0.08	$1.45	$0.68	$0.36	$0.74
Distributions declared	$0.80	$0.80	$1.20	$1.20	$1.20
Weighted-average common shares outstanding – basic	117,888	120,795	123,130	124,757	124,860
Weighted-average common shares outstanding – diluted	118,311	121,159	123,228	124,847	124,918

(1)
The amounts for 2014 have been adjusted to conform with subsequent years' presentation by reclassifying debt issuance costs, other than those related to our revolving credit facility, from total assets to an offset to outstanding debt.

(2)	Excludes discounts and deferred financing costs.

(3)	The amounts for 2014 have been adjusted from original presentation to classify revenues generated by certain sold properties as discontinued operations.

(4)	Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.

(5)	Stock repurchases were made under board-approved stock repurchase plans or in settlement of taxes related to stock compensation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also Cautionary Note Regarding Forward-Looking Statements preceding Part I.
Executive Summary
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties, by acquiring, developing, or redeveloping, and operating high-quality office properties located in certain high-barrier-to-entry markets. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on central business districts and multi-tenant buildings.
Over the past several years, we have undertaken a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $3.6 billion and reinvesting this capital in New York, San Francisco, Washington, D.C., and Boston. In May 2018, we sold 222 East 41st Street in New York after re-leasing the property to a single tenant for 30 years. In October 2018, we acquired a 49.7% interest in a joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York. We are continuing to pursue other strategic investment opportunities in our target markets, as well as selective property dispositions in non-target markets.
Leasing continues to be a key area of focus for both vacant space and upcoming expirations. During 2018, we leased 1.1 million square feet of space, including:

•	a 215,000-square-foot, five-year lease extension through 2030 with Twitter for their space at 249 West 17th Street in New York;

•	a 115,000-square-foot, long-term lease with WeWork for the entire office portion of 149 Madison in New York; and

•
lease expansions totaling 199,000 square feet with Arby's Restaurant Group, a subsidiary of Inspire Brands, at One & Three Glenlake Parkway in Atlanta, resulting in a full-building lease of Three Glenlake Parkway, as well as extending the total 359,000-square-foot lease through March 2033.

We continue to maintain a strong and flexible balance sheet. In 2018, we amended and restated our $500 million unsecured revolving credit facility and $300 million unsecured term loan, resulting in a $950 million combined credit facility. As further described in the Liquidity and Capital Resources section below, the amended and restated facility extends maturities, lowers interest costs and increases the unsecured revolving credit facility from $500 million to $650 million. Further, the new $300 million term loan is currently undrawn and includes a delayed-draw feature, which allows for up to 12 months to fully draw the term loan. As of December 31, 2018, our debt-to-real-estate-asset ratio is 32.7%(1)(2); 92%(1) of our portfolio is unencumbered by mortgages; and our weighted average cost of borrowing is 3.85%(1) per annum. Our debt maturities are laddered over the next eight years, and $632.0 million of our unsecured borrowings can be repaid prior to maturity without penalty.
From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. During 2018, we repurchased $70.4 million of our common stock (3.2 million shares at an average price of $21.73 per share).

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

(2)	On a net basis (i.e., reduced for cash on hand), our debt-to-real-estate-asset ratio is 31.9%.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our portfolio percentage leased ranged from 96.2% at December 31, 2017 to 97.4% at December 31, 2018. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Years Ended December 31,
	2018	2017
Total number of leases	59	62
Square feet of leasing – renewal	505,612	1,288,056
Square feet of leasing – new	567,288	716,513
Total square feet of leasing	1,072,900	2,004,569
Average lease term (months)	122	103
Tenant improvements, per square foot – renewal	$28.53	$20.17
Tenant improvements, per square foot – new	$82.29	$85.55
Tenant improvements, per square foot – all leases	$66.29	$55.09
Leasing commissions, per square foot – renewal	$24.04	$12.37
Leasing commissions, per square foot – new	$27.56	$27.76
Leasing commissions, per square foot – all leases	$26.51	$20.59

Rent leasing spread – renewal(1)	11.6%	28.2%
Rent leasing spread – new(1)	34.4%	63.3%
Rent leasing spread – all leases(1)	23.1%	43.6%

(1)	Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2018, rent leasing spreads were positive (23.1%) primarily due to a lease extension with Twitter for 215,000 square feet at 249 West 17th Street and lease expansions for an aggregate of 199,000 square feet with Arby's Restaurant Group, a subsidiary of Inspire Brands, at One & Three Glenlake Parkway in Atlanta. In 2018, tenant improvements include $115.00 per square foot for a new, 16.5-year lease with WeWork for 115,000 square feet at 149 Madison Avenue, which will entail a full-scale redevelopment of the property.
In 2017, rent leasing spreads were significantly positive (43.6%) due to extending the 119,000-square-foot lease with DLA Piper at University Circle in San Francisco and leasing 230,000 square feet at 650 California Street in San Francisco. The leasing at 650 California Street required significant tenant improvements; however, the net economic impact of the leasing at 650 California Street is favorable. Positive rent leasing spreads in 2017 for renewal leases were partially offset by a slight rent roll-down for the 824,000-square-foot lease extension and amendment executed with Westinghouse at Cranberry Woods in Pittsburgh.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.20 dividend rate for fourth quarter of 2018, as well as for the first quarter of 2019.
Short-Term Liquidity and Capital Resources
During 2018, we generated net cash flows from operating activities of $97.6 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $95.1 million, which included dividend payments for four quarters ($23.9 million for the fourth quarter of 2017 and an aggregate of $71.2 million for the first three quarters of 2018).
During 2018, we sold 222 East 41st Street and an additional 22.5% interest in the 333 Market Street and University Circle joint ventures for aggregate net proceeds of $519.7 million. We used these proceeds to pay down $293.2 million of debt; to invest $157.6 million in real estate assets, including those held in unconsolidated joint ventures; and to repurchase $70.4 million of our common stock.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of February 4, 2019, we have access to $152.0 million under our Revolving Credit Facility and $300.0 million under our delayed-draw term loan. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and borrowing proceeds. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy, over the long term we have generally maintained debt levels less than 40% of the undepreciated costs of our assets. As of December 31, 2018, our debt-to-real-estate-asset ratio was approximately 32.7%. Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable rate indebtedness may use London Interbank Offering Rate (“LIBOR”) as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. If LIBOR is no longer widely available, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
On December 7, 2018, we amended and restated our $500 million unsecured revolving credit facility and $300 million unsecured term loan with a $950 million combined credit facility. As further described below, the new facility extends maturities, lowers interest costs, and increases the unsecured revolving credit facility from $500 million to $650 million. Concurrent with closing, we repaid the $300 million outstanding balance on the old $300 million term loan. As of December 31, 2018, the new $300 million term loan remained undrawn and includes a delayed-draw feature, which allows us up to 12 months to fully draw the term loan.
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of December 31, 2018, we had $482.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at the London Interbank Office Rate ("LIBOR"), plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
Our $300.0 million unsecured term loan matures in January 2024 (the "$300 Million Term Loan") and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base rate loans, based on our applicable credit rating. The per annum facility fee on the aggregate term loan commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. As of December 31, 2018, the $300 Million Term Loan remained undrawn with no amounts outstanding.
Our $150.0 million unsecured term loan matures in July 2022 (the "$150 Million Term Loan") and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%.

Debt Covenants
As of December 31, 2018, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility contain the following restrictive covenants, which are defined in the debt agreements:

•	limit the ratio of secured debt to total asset value to 40% or less;

•	require the fixed charge coverage ratio to be at least 1.50:1.00;

•	limit the ratio of debt to total asset value to 60% or less, or 65% or less following a material transaction;

•	require the ratio of unencumbered interest coverage ratio to be at least 1.75:1.00;

•	limit the unencumbered leverage ratio to 60% or less, or 65% or less following a material transaction.
As of December 31, 2018, we were in compliance with the restrictive covenants on these outstanding debt obligations.
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

•
limits to our ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters is less than 1.50:1:00 on a pro forma basis;

•	limits to our ability to incur liens if, on an aggregate basis for us, the secured debt amount would exceed 40% of the value of the total assets; and

•	a requirement that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2018, we were in compliance with the restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
Debt Settlements and Interest Payments
During 2018, we made the following debt repayments:

•	On December 14, 2018, we terminated both the $120.0 million development authority bonds and the corresponding obligations under capital leases related to One & Three Glenlake Parkway in Atlanta.

•
On December 7, 2018, concurrent with closing on the amendment and restatement of our term loan and revolving credit facility, we repaid the $300 million remaining balance on the $300 Million Term Loan, which includes a delayed-draw feature, allowing up to 12 months to fully draw the term loan.

•	On October 10, 2018, we paid the $20.7 million outstanding balance on the One Glenlake mortgage note two months prior to its original maturity date.

•
On April 13, 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the $49.0 million loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.

•
On February 2, 2018, we repaid $120.0 million of the outstanding balance on the $300 Million Bridge Loan with disposition proceeds from the sale of a portion of University Circle and 333 Market Street. On May 30, 2018, we repaid the remaining $180.0 million outstanding balance on the $300 Million Bridge Loan with disposition proceeds from the sale of 222 East 41st Street. The settlement of the $300 Million Bridge Loan resulted in a $0.3 million loss on extinguishment of debt to write off the related unamortized deferred financing costs.

During 2018, we made interest payments of approximately $22.1 million related to our term loans, line of credit, and notes payable, and $27.3 million related to our bonds payable.

Contractual Commitments and Contingencies
As of December 31, 2018, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations(1)	$1,547,983	$—	$50,233	$797,750	$700,000
Interest obligations on debt(1)(2)	318,620	59,646	118,459	87,227	53,288
Operating lease obligations(3)	1,363,648	8,442	17,124	17,388	1,320,694
Total	$3,230,251	$68,088	$185,816	$902,365	$2,073,982

(1)
Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We own a 51% interest in the Market Square Joint Venture. The 799 Broadway Joint Venture has $101.1 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus 4.25%; and matures on October 9, 2021. We own a 49.7% interest in the 799 Broadway Joint Venture. As of December 31, 2018, we guarantee $5.8 million of the Market Square Buildings mortgage loan, and under the 799 Broadway construction loan agreement, we guarantee equity contributions of $25.3 million to be made to the joint venture (see Note 7, Commitments and Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of December 31, 2018. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for more information regarding our interest rate swaps.

(3)
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

Results of Operations
Overview
As of December 31, 2018, we owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, and were approximately 97.4% leased as of December 31, 2018. Our period-over-period operating results are heavily impacted by the real estate activities set forth in the "Transaction Activity" section of Item 1, Business, including acquisitions and dispositions made directly and through unconsolidated joint ventures. Other than real estate transactions, we expect real estate operating income to vary, primarily based on leasing activity over the near term.
Comparison of the Year Ended December 31, 2018 Versus the Year Ended December 31, 2017
Rental income and tenant reimbursements were $283.3 million for 2018, which represents a slight increase as compared with $280.6 million for 2017. The additional revenues from acquisitions ($33.5 million) and leasing ($18.1 million) are offset by the impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($33.1 million) and dispositions ($15.8 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Hotel income, net of hotel operating costs, was $(0.8) million for 2017. The Key Center Marriott was sold on January 31, 2017.
Asset and property management fee income was $7.4 million for 2018, which represents an increase as compared with $3.8 million for 2017. In the current year, we provided asset and property management services to the Market Square Joint Venture, the San Francisco Joint Ventures, and the 1800 M Street Joint Venture. For the first half of 2017, we only provided management services to the Market Square Joint Venture; effective July 1, 2017, we began to also provide management services to the San Francisco Joint Ventures. We anticipate asset and property management fee income to remain at similar levels in the near term.
Other property income was $7.3 million for 2018, which represents an increase as compared with $3.3 million for 2017, primarily due to providing additional reimbursable services to our unconsolidated joint ventures ($2.1 million) and lease termination activity ($1.7 million). Other property operating income is expected to vary in the future, based on additional future joint venture activities and lease restructurings.
Property operating costs were $88.8 million for 2018, which represents a slight increase from $87.8 million for 2017. The impacts of acquired properties with primarily gross leases ($6.7 million) are offset by transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($5.6 million). Property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Asset and property management fee expenses were $0.9 million for both 2018 and 2017. There was a slight decrease due to expenses incurred in 2017 for the Key Center Marriott which was sold in January 2017 ($0.1 million). Future asset and property management fee expenses are expected to remain stable in the near term and may increase as a result of future investing activities.
Depreciation was $81.8 million for 2018, which represents a slight increase as compared with $80.4 million for 2017. The impacts of additional depreciation from acquisitions ($8.1 million) and from the completion of capital and tenant improvement projects across the portfolio ($4.6 million) are offset by the impacts of transferring University Circle and 333 Market Street to unconsolidated joint ventures in the third quarter of 2017 ($8.4 million), and dispositions ($3.0 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was relatively stable at $32.6 million for 2018 and $32.4 million for 2017. The impact of acquisitions ($5.7 million) is offset by transferring University Circle and 333 Market Street to unconsolidated joint ventures in July 2017 ($2.7 million), prior-period lease expirations and terminations ($2.1 million), and dispositions ($0.9 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
For 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street in the second quarter of 2018. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
Total general and administrative expenses were relatively stable at $36.1 million for 2018 and $36.4 million for 2017. Effective July 1, 2017, we began to allocate certain general and administrative expenses to unconsolidated joint ventures based on the time incurred to manage assets owned by our unconsolidated joint ventures. We expect future general and administrative expenses to remain at similar levels in the near term.
Interest expense was $56.5 million for 2018, which represents a decrease as compared with $60.5 million for 2017. The decrease is due to mortgage loan repayments ($6.3 million) and interest capitalization activity ($3.3 million), offset by increased outstanding amounts on our unsecured borrowings throughout the current year ($5.7 million). We expect interest expense to vary based on future investing activities.
We recognized a gain on extinguishment of debt of $23.3 million for 2018, and a loss on extinguishment of debt of $0.3 million for 2017. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt. In May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six months early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs; and in December 2018, we refinanced two of our debt facilities, resulting in a $0.3 million loss due to the write-off of related deferred financing costs. In 2017, we repaid two mortgage notes prior to maturity, resulting in the write-off of an aggregate of $0.3 million related to deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.
Interest and other income was $6.9 million for 2018, which represents a decrease as compared with $9.5 million for 2017. The decrease is due to interest income earned on additional cash deposits held in 2017 ($2.3 million). The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to decrease as a result of the development authority bonds.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for 2018, related to the sale of an additional 22.5% interest in University Circle and 333 Market Street joint ventures in February 2018, as further described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
We recognized income from unconsolidated joint ventures of $8.0 million for 2018, which represents an increase as compared with $2.7 million for 2017. The increase is due to owning interest in the following operating properties through unconsolidated joint ventures for a full year: University Circle, 333 Market Street, 1800 M Street, and 114 5th Avenue. We expect future income from unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at properties owned through unconsolidated joint ventures.
We recognized gains on sales of real estate assets of $175.5 million in 2017, as a result of selling three properties in Houston, Texas, and the Key Center Tower and Marriott in Cleveland, Ohio in January 2017; and selling a 22.5% interest in each of the University Circle property and the 333 Market Street building in July 2017. See Note 3, Real Estate Transactions, of the

accompanying financial statements, for additional details of these dispositions. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income was $9.5 million, or $0.08 per basic and diluted share, for 2018, which represents a decrease as compared with $176.0 million, or $1.45 per basic and diluted share, for 2017. The decrease is primarily due to prior-period gains on sales of real estate assets ($175.5 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.
Comparison of the Year Ended December 31, 2017 Versus the Year Ended December 31, 2016
Rental income and tenant reimbursements were $280.6 million for 2017, which represents a decrease from $436.0 million for 2016. The decrease is primarily due to dispositions ($129.8 million), transferring University Circle and 333 Market Street to unconsolidated joint ventures ($29.3 million), and the new net lease at 222 East 41st Street ($3.3 million), partially offset by the acquisitions in the fourth quarter of 2017 ($8.4 million).
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
Property operating costs were $87.8 million for 2016, which represents a decrease from $155.0 million for 2016. The decrease is primarily due to dispositions ($58.3 million), the new net lease at 222 East 41st Street ($9.9 million), and transferring University Circle and 333 Market Street to unconsolidated joint ventures ($5.5 million), partially offset by the acquisitions in the fourth quarter of 2017 ($2.2 million).
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
We recognized a loss on extinguishment of debt of $0.3 million and $19.0 million in 2017 and 2016, respectively. In 2017, we repaid two mortgage notes prior to maturity, resulting in the write-off of the related deferred financing costs ($0.3 million). In

2016, we incurred an early redemption premium on the settlement of the 2018 Bonds Payable ($17.9 million), and write-offs of related deferred financing costs ($1.0 million).
Interest and other income was $9.5 million for 2017, which represents an increase as compared with $7.3 million for 2016. The increase is due to earning interest on our large cash balance for the first nine months of 2017 ($2.2 million). The majority of our interest income is earned on investments in development authority bonds. Interest income earned on investments in development authority bonds is entirely offset by interest expense incurred on the corresponding capital leases.
We recognized income from unconsolidated joint ventures of $2.7 million for 2017, which represents an increase from a loss on unconsolidated joint ventures of $7.6 million for 2016. The increase is due to the July 2017 transfer of University Circle and 333 Market Street to unconsolidated joint ventures, in which we retained a 77.5% ownership interest; the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue; and the October 2017 acquisition of a 55.0% interest in 1800 M Street.
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
Net income was $176.0 million, or $1.45 per basic and diluted share, for 2017, which represents an increase from $84.3 million, or $0.68 per basic and diluted share, for 2016. The increase is due to gains on sale of real estate ($103.2 million) and financing activities resulting in interest savings in the current year and losses on extinguishment of debt in the prior year ($25.8 million), partially offset by lost income from sold properties ($38.4 million).
NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition, and in assessing the ongoing operations and performance of our properties. As of December 31, 2018, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations, in which we do not have a substantial presence and do not plan to make further investments. See Note 15, Segment Information, to the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
New York	$94,765	$73,893	$70,038
San Francisco	79,354	76,163	80,529
Atlanta	36,657	33,603	32,939
Washington, D.C.	34,750	18,496	16,372
Boston	7,205	5,380	5,114
Los Angeles	4,590	4,529	4,523
All other office markets	14,981	18,550	92,756
Total office segments	272,302	230,614	302,271
Hotel	—	(913)	3,988
Corporate	(803)	(826)	(158)
Total	$271,499	$228,875	$306,101
Comparison of the Year Ended December 31, 2018 Versus the Year Ended December 31, 2017
New York
NOI has increased as a result of the July 2017 acquisition of a 49.5% interest in 114 Fifth Avenue and the October 2017 acquisition of 249 West 17th Street and 218 West 18th Street, which are partially offset by the sale of 222 East 41st Street in May 2018.
Atlanta
NOI has increased due to leases commencing at One & Three Glenlake Parkway. From December 31, 2017 to December 31, 2018, One & Three Glenlake Parkway's commenced occupancy increased from 88.1% to 100.0%.

Washington, D.C.
NOI has increased as a result of the October 2017 acquisition of a 55.0% interest in 1800 M Street and leasing at Market Square. From December 31, 2017 to December 31, 2018, Market Square's commenced occupancy increased from 78.5% to 84.1%.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From December 31, 2017 to December 31, 2018, 116 Huntington Avenue's commenced occupancy increased from 77.4% to 89.0%.
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
Washington, D.C.
NOI has increased during 2017 due to the October 2017 acquisition of a 55% interest in 1800 M Street, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements, which was partially offset by decreased occupancy at 80 M Street and Market Square in 2017.
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
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real estate-

related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and this may not be comparable to those presentations.
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
Net income reconciles to FFO as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Reconciliation of Net Income to Funds From Operations:
Net income	$9,491	$176,041	$84,281
Adjustments:
Depreciation of real estate assets	81,795	80,394	108,543
Amortization of lease-related costs	32,554	32,403	56,775
Impairment loss on real estate assets	30,812	—	—
Depreciation and amortization included in loss from unconsolidated joint venture(1)	51,377	21,288	8,776
Gain on sale of unconsolidated joint venture interests	(762)	—	—
Gains on sales of real estate assets	—	(175,518)	(72,325)
Total funds from operations adjustments	195,776	(41,433)	101,769
Funds from operations	$205,267	$134,608	$186,050

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.
The following significant non-cash revenues and expenses are included in our funds from operations:

•
Straight-line rental income, net:  to recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly-owned properties of $25.9 million, $31.9 million and $20.0 million in 2018, 2017 and 2016, respectively. Income (loss) from unconsolidated joint ventures includes additional net straight-line rental income of $(0.7) million, $(0.7) million, and $2.3 million in 2018, 2017 and 2016, respectively.

•
Amortization of intangible lease assets and liabilities:  to amortize above and below market in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly-owned properties of $3.2 million, $0.5 million and $4.2 million in 2018, 2017 and 2016, respectively.  Income (loss) from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $11.5 million, $2.3 million, and $0.2 million in 2018, 2017 and 2016, respectively.

•
Gain (loss) on extinguishment of debt:  we recognized gains or losses on the repayment of debt before maturity of $23.3 million, $(0.3) million, and $(19.0) million in 2018, 2017, and 2016, respectively.

•
Amortization of deferred financing costs and debt premiums (discounts):  to amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized net interest expense of $3.1 million, $3.0 million, and $3.5 million for 2018, 2017, and 2016, respectively. Income (loss) from unconsolidated joint ventures includes additional net interest expense of $(1.6) million in 2018.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI (as described in the previous section). For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2017. NOI and Same Store NOI are calculated as follows for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	2018	2017
Same-Store NOI – wholly owned properties:
Revenues:
Rental income and tenant reimbursements	$233,466	$215,459
Other property income	7,293	3,214
Total revenues	240,759	218,673
Operating expenses	(78,203)	(72,920)
Same Store NOI – wholly owned properties(1)	162,556	145,753
Same Store NOI – joint-venture owned properties(2)	52,879	39,470
Total Same Store NOI	215,435	185,223
NOI from acquisitions(3)	49,907	10,792
NOI from dispositions(4)	6,157	32,860
NOI	$271,499	$228,875

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of December 31, 2018, for the entirety of the periods presented (Market Square, University Circle, 333 Market Street, 114 Fifth Avenue, and 1800 M Street).The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)
Reflects activity for the following properties acquired since January 1, 2017, for all periods presented: Lindbergh Center – Retail, 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(4)
Reflects activity for the following properties sold since January 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018), Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center, and 515 Post Oak.

Same Store NOI increased from $185.2 million for 2017 to $215.4 million for 2018, primarily as a result of leasing vacant space at 650 California Street in San Francisco, and at Market Square and 80 M Street in Washington, D.C.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2018	2017
Net income	$9,491	$176,041
Depreciation	81,795	80,394
Amortization	32,554	32,403
Impairment of real estate assets	30,812	—
General and administrative – corporate	32,979	34,966
General and administrative – joint venture	3,108	1,454
Net interest expense	56,477	58,187
Interest income from development authority bonds	(6,871)	(7,200)
(Gain) loss on extinguishment of debt	(23,340)	325
Income tax expense	37	(213)
Asset and property management fee income	(7,384)	(3,782)
Adjustment included in loss from unconsolidated joint venture	62,603	31,818
Gain on sale of unconsolidated joint venture interest	(762)	—
Gains on sales of real estate assets	—	(175,518)
Net operating income	$271,499	$228,875
Same Store NOI – joint venture owned properties(1)	(52,879)	(39,470)
NOI from acquisitions(2)	(49,907)	(10,792)
NOI from dispositions(3)	(6,157)	(32,860)
Same Store NOI – wholly owned properties(4)	$162,556	$145,753

(1)
For all periods presented, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of December 31, 2018 (Market Square, University Circle, 333 Market Street, 114 Fifth Avenue, and 1800 M Street). The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(2)
Reflects activity for the following properties acquired since January 1, 2017, for all periods presented: Lindbergh Center – Retail, 55% of 1800 M Street acquired on October 11, 2017, 249 West 17th Street acquired on October 11, 2017, 218 West 18th Street acquired on October 11, 2017, and 49.5% of 114 Fifth Avenue acquired on July 6, 2017.

(3)
Reflects activity for the following properties sold since January 1, 2017, for all periods presented: 222 East 41st Street sold on May 29, 2018, 263 Shuman Boulevard returned to lender on April 13, 2018, 45% of both University Circle and 333 Market Street (22.5% was sold on July 6, 2017, and 22.5% was sold on February 1, 2018), Key Center Tower, Key Center Marriott, 5 Houston Center, Energy Center, and 515 Post Oak.

(4)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

Portfolio Information
As of December 31, 2018, we owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.9 million rentable square feet, and were approximately 97.4% leased as of December 31, 2018.
As of December 31, 2018, our five highest geographic reportable segments, based on 2018 Annualized Lease Revenue, were as follows. For more information about our reportable segments, see Note 15, Segment Information, to the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
New York	2,046	$139,700	37%
San Francisco	1,410	98,508	26%
Washington, D.C.	878	57,470	15%
Atlanta	1,796	45,274	12%
Boston	242	12,933	3%
	6,372	$353,885	93%
As of December 31, 2018, our five highest tenant industry concentrations, based on 2018 Annualized Lease Revenue, were as follows:

Industry	Leased Square Feet (in thousands)	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
Business Services	1,295	$91,899	24%
Depository Institutions	879	38,245	10%
Engineering & Management Services	493	27,294	7%
Communications	1,003	25,837	7%
Nondepository Institutions	394	24,097	6%
	4,064	$207,372	54%
As of December 31, 2018, our five highest tenant concentrations, based on 2018 Annualized Lease Revenue, were as follows:

Tenant	2018 Annualized Lease Revenue (in thousands)	Percentage of 2018 Annualized Lease Revenue
AT&T	$22,795	6%
Pershing	18,452	5%
Twitter	16,174	4%
Wells Fargo	15,520	4%
Yahoo!	14,794	4%
	$87,735	23%
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
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (Level 1) recently quoted market prices; (Level 2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated residual value. Certain of our assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2018.
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
In the second quarter of 2018, we recognized an impairment loss of $30.8 million in connection with changing the holding period expectations for 222 East 41st Street in New York. We widely marketed this property for sale during the second quarter and, as a result, entered into an agreement to sell this property on May 25, 2018 and closed on the sale on May 29, 2018. Upon entering into the sale agreement, we reduced 222 East 41st Street's carrying value to reflect its fair value, estimated based on the net contract price of $284.6 million (Level 1), by recording an impairment loss of $30.8 million in the second quarter of 2018.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where We Are the Lessor
As further described below, in-place leases where we are the lessor may have values related to direct costs associated with obtaining a new tenant that are avoided for in-place leases, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market:

•
Direct costs associated with obtaining a new tenant that are avoided for in-place leases, including commissions, tenant improvements, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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
Intangible Assets and Liabilities Arising From In-Place Leases Where We Are the Lessee
In-place ground leases where we are the lessee may have positive or negative value associated with effective contractual rental rates that are above or below market at the time of acquisition or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating costs over the remaining term of the respective ground leases.
Revenue Recognition
The majority of our revenues are derived from leases and are reflected as rental income and tenant reimbursements on the accompanying consolidated statements of operations. All of the leases on our assets are considered operating leases. Therefore, base rental income is generally recognized on a straight-line basis over the lease term, and tenant reimbursements are generally recognized in the period in which reimbursements for operating costs are billable to the tenant. Rents and tenant reimbursements collected in advance are recorded as deferred income on the accompanying consolidated balance sheets.
In determining when to begin recognizing rental revenues, we consider a number of factors, including the nature of the physical improvements made in connection with the lease. When we own the improvements for accounting purposes, revenue recognition generally begins once the improvements are substantially complete and the lessee has taken possession of the improved space. When we do not own the improvements for accounting purposes (the lessee is the owner), revenue recognition generally begins once the lessee takes possession of the unimproved space; in these instances, the tenant allowance is accounted for as a lease incentive, which reduces rental revenues over the lease term. When evaluating which party (lessee or lessor) owns the improvements for accounting purposes, we consider a number of factors, including, among other things: whether the lease stipulates what the tenant allowance may be used for; whether the lessee or lessor retains legal title to the improvements; the expected economic life of the improvements relative to the lease term; and who directs the construction of the improvements. The determination of who owns the improvements for accounting purposes is subject to significant judgement and is not based on any one factor.
Related-Party Transactions and Agreements
During 2018, 2017, and 2016, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Venture, of the accompanying consolidated financial statements.
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
Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:

•	On February 8, 2019, the board of directors declared dividends for the first quarter of 2019 in the amount of $0.20 per share, payable on March 15, 2019, to stockholders of record on March 1, 2019.

•	On January 4, 2019, we paid an aggregate amount of $23.3 million in dividends for the fourth quarter of 2018 to stockholders of record on December 3, 2018.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowings indexed to LIBOR, such as borrowings under the Revolving Credit Facility and the $300 Million Term Loan, which currently bear interest at the applicable LIBOR rate, as defined in the credit agreements, plus an applicable margin that is subject to adjustment based on our credit ratings.
Additionally, we have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2018 and 2017, the estimated fair value of our consolidated line of credit and notes payable and bonds was $1.3 billion and $1.7 billion, respectively.
Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2018, our debt consisted of the following, which includes our ownership share of debt at unconsolidated joint ventures, in thousands:

	2019	2020	2021	2022	2023	Thereafter	Total
Maturing Debt:
Effectively variable-rate debt	$—	$—	$50,233	$—	$482,000	$—	$532,233
Effectively fixed-rate debt	$—	$—	$—	$150,000	$165,750	$698,696	$1,014,446

Average Interest Rate:
Effectively variable-rate debt	—%	—%	6.64%	—%	3.32%	—%	3.63%
Effectively fixed-rate debt	—%	—%	—%	3.07%	5.07%	3.90%	3.75%
Our consolidated, variable-rate borrowings consist of the Revolving Credit Facility and the $150 Million Term Loan. However, only the Revolving Credit Facility bears interest at effectively variable rates, as the variable rate on the $150 Million Term Loan has been effectively fixed through the interest rate swap agreement described herein. Our unconsolidated borrowings consist of a fixed-rate mortgage note and a variable-rate construction note.
As of December 31, 2018, our consolidated debt consisted of $482.0 million outstanding borrowings under the Revolving Credit Facility, $150.0 million outstanding on the $150 Million Term Loan, $349.0 million in 2026 Bonds Payable outstanding, and $349.7 million in 2025 Bonds Payable outstanding. As of December 31, 2018, there are no amounts outstanding on our $300 Million Term Loan. The amounts outstanding on our Revolving Credit Facility and our $300 Million Term Loan in the future will largely depend upon future acquisition and disposition activities. The weighted-average interest rate on all of our consolidated debt instruments was 3.60% as of December 31, 2018.
Approximately $848.7 million of our consolidated debt outstanding as of December 31, 2018, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2018, these balances incurred interest expense at an average interest rate of 3.75% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $482.0 million of our consolidated debt outstanding as of December 31, 2018, is subject to variable rates. As of December 31, 2018, this balance incurred interest expense at an interest rate of 3.32% and expires in 2023. An increase or decrease of 100 basis points would have a $4.8 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.

Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; and our 799 Broadway Joint Venture holds a $101.1 million construction note, which bears interest at a floating rate of 6.64% as of December 31, 2018. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.85%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2018, 2017, or 2016.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2018. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.
The report of the Company's independent registered public accounting firm on internal control over financial reporting for the Company is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 13, 2019

ITEM 9B.	OTHER INFORMATION
During the fourth quarter of 2018, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.columbia.reit. Any amendments to, or waivers of, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, or controller or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.
The other information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See the table below for securities authorized to be issued under our equity compensation plan as of December 31, 2018. The other information required by this Item is incorporated by reference from our 2019 Proxy Statement.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Common Stock Issued Under the LTI Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	1,670,190	3,129,810
Equity compensation plans not approved by security holders	—	—	—	—
Total	—	$—	1,670,190	3,129,810

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2019 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(b)    See (a) 3 above.
(c)    See (a) 2 above.
EXHIBIT INDEX TO
2018 FORM 10-K OF
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

10.2
Columbia Property Trust, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 17, 2017).

10.3+
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2014).

10.4+	Columbia Property Trust Executive Change in Control Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on From 8-K filed with the Commission on December 19, 2016).
10.5+
Form of 2018 Restricted Stock Award (Time-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on From 10-K filed with the Commission on February 15, 2018).

Ex.	Description
10.6+
Form of 2018 Restricted Stock Award (Performance-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on From 10-K filed with the Commission on February 15, 2018).

10.7
Investor Services Agreement between the Company and Wells Real Estate Funds, Inc. dated February 28, 2013, and effective as of March 1, 2013 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 8, 2013).

10.8
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

10.12
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

10.13
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

10.14*
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 7, 2018, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association as syndication agent for the Revolving Credit Facility; U.S. Bank National Association and Wells Fargo Bank, N.A. as co-documentation agents for the Revolving Credit Facility; BMO Harris Bank, N.A., Regions Bank and SunTrust Bank as syndication agents for the Term Loan Facility; JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners for the Revolving Credit Facility; and SunTrust Robinson Humphrey, Inc., Regions Capital Markets and Bank of Montreal as joint lead arrangers and joint bookrunners for the Term Loan Facility.

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 13, 2019	By:	/s/ James A. Fleming
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 13, 2019		/s/ Wendy W. Gill
WENDY W. GILL Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity as and on the date indicated.

Signature	Title	Date

/s/ Carmen M. Bowser	Independent Director
Carmen M. Bowser		February 13, 2019

/s/ Richard W. Carpenter	Independent Director
Richard W. Carpenter		February 13, 2019

/s/ John L. Dixon	Independent Director
John L. Dixon		February 13, 2019

/s/ David B. Henry	Independent Director
David B. Henry		February 13, 2019

/s/ Murray J. McCabe	Independent Director
Murray J. McCabe		February 13, 2019

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)
E. Nelson Mills		February 13, 2019

/s/ Constance B. Moore	Independent Director
Constance B. Moore		February 13, 2019

/s/ Michael S. Robb	Independent Director
Michael S. Robb		February 13, 2019

/s/ George W. Sands	Independent Director
George W. Sands		February 13, 2019

/s/ Thomas G. Wattles	Independent Director
Thomas G. Wattles		February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 13, 2019

We have served as the Company's auditor since 2008.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2018	2017
Assets:
Real Estate Assets, at Cost:
Land	$817,975	$825,208
Buildings and improvements, less accumulated depreciation of $403,355 and $388,796, as of December 31, 2018 and 2017, respectively	1,910,041	2,063,419
Intangible lease assets, less accumulated amortization of $84,881 and $94,065, as of December 31, 2018 and 2017, respectively	98,540	199,260
Construction in progress	33,800	44,742
Total real estate assets	2,860,356	3,132,629
Investments in unconsolidated joint ventures	1,071,353	943,242
Cash and cash equivalents	17,118	9,567
Tenant receivables, net of allowance for doubtful accounts of $4 and $0 as of December 31, 2018 and 2017, respectively	3,258	2,128
Straight-line rent receivable	87,159	92,235
Prepaid expenses and other assets	23,218	27,683
Intangible lease origination costs, less accumulated amortization of $65,348 and $57,465, as of December 31, 2018 and 2017, respectively	34,092	42,959
Deferred lease costs, less accumulated amortization of $27,735 and $26,464, as of December 31, 2018 and 2017, respectively	77,439	141,096
Investment in development authority bonds	—	120,000
Total assets	$4,173,993	$4,511,539
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $2,692 and $2,991, as of December 31, 2018 and 2017, respectively	$629,308	$971,185
Bonds payable, net of discount of $1,304 and $1,484 and deferred financing costs of $4,158 and $4,760, as of December 31, 2018 and 2017, respectively	694,538	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	49,117	125,002
Dividends payable	23,340	23,961
Deferred income	15,593	18,481
Intangible lease liabilities, less accumulated amortization of $21,766 and $19,660, as of December 31, 2018 and 2017, respectively	21,081	27,218
Obligations under capital leases	—	120,000
Total liabilities	1,432,977	1,979,603
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 116,698,033 and 119,789,106 shares issued and outstanding as of December 31, 2018 and 2017, respectively	1,167	1,198
Additional paid-in capital	4,421,587	4,487,071
Cumulative distributions in excess of earnings	(1,684,082)	(1,957,236)
Accumulated other comprehensive income	2,344	903
Total equity	2,741,016	2,531,936
Total liabilities and equity	$4,173,993	$4,511,539

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues:
Rental income and tenant reimbursements	$283,252	$280,570	$435,956
Hotel income	—	1,339	22,661
Asset and property management fee income	7,384	3,782	2,122
Other property income	7,307	3,309	12,804
	297,943	289,000	473,543
Expenses:
Property operating costs	88,813	87,805	154,968
Hotel operating costs	—	2,089	18,686
Asset and property management fee expenses	854	918	1,415
Depreciation	81,795	80,394	108,543
Amortization	32,554	32,403	56,775
Impairment loss on real estate assets	30,812	—	—
General and administrative – corporate	32,979	34,966	33,876
General and administrative – unconsolidated joint ventures	3,108	1,454	—
	270,915	240,029	374,263
	27,028	48,971	99,280
Other Income (Expense):
Interest expense	(56,499)	(60,516)	(67,609)
Gain (loss) on extinguishment of debt	23,340	(325)	(18,997)
Interest and other income	6,894	9,529	7,288
Gain on sale of unconsolidated joint venture interests	762	—	—
	(25,503)	(51,312)	(79,318)
Income (loss) before income tax, unconsolidated joint ventures, and gains on sales of real estate assets	1,525	(2,341)	19,962
Income tax benefit (expense)	(37)	213	(445)
Income (loss) from unconsolidated joint ventures	8,003	2,651	(7,561)
Income before gains on sales of real estate assets	9,491	523	11,956
Gains on sales of real estate assets	—	175,518	72,325
Net income	$9,491	$176,041	$84,281
Per-Share Information – Basic:
Net income	$0.08	$1.45	$0.68
Weighted-average common shares outstanding – basic	117,888	120,795	123,130
Per-Share Information – Diluted:
Net income	$0.08	$1.45	$0.68
Weighted-average common shares outstanding – diluted	118,311	121,159	123,228

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Net income	$9,491	$176,041	$84,281
Market value adjustment to interest rate swap	1,441	1,786	1,553
Comprehensive income	$10,932	$177,827	$85,834
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2015	124,363	$1,243	$4,588,303	$(1,972,916)	$(2,436)	$2,614,194
Repurchases of common stock	(2,399)	(24)	(52,777)	—	—	(52,801)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	220	2	3,386	—	—	3,388
Distributions to common stockholders ($1.20 per share)	—	—	—	(147,847)	—	(147,847)
Net income	—	—	—	84,281	—	84,281
Market value adjustment to interest rate swap	—	—	—	—	1,553	1,553
Balance, December 31, 2016	122,184	1,221	4,538,912	(2,036,482)	(883)	2,502,768
Repurchases of common stock	(2,682)	(26)	(57,602)	—	—	(57,628)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	287	3	5,761	—	—	5,764
Distributions to common stockholders ($0.80 per share)	—	—	—	(96,795)	—	(96,795)
Net income	—	—	—	176,041	—	176,041
Market value adjustment to interest rate swap	—	—	—	—	1,786	1,786
Balance, December 31, 2017	119,789	1,198	4,487,071	(1,957,236)	903	2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(3,240)	(32)	(70,488)	—	—	(70,520)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	149	1	5,004	—	—	5,005
Distributions to common stockholders ($0.80 per share)	—	—	—	(94,435)	—	(94,435)
Net income	—	—	—	9,491	—	9,491
Market value adjustment to interest rate swap	—	—	—	—	1,441	1,441
Balance, December 31, 2018	116,698	$1,167	$4,421,587	$(1,684,082)	$2,344	$2,741,016
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$9,491	$176,041	$84,281
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(25,952)	(32,737)	(21,875)
Depreciation	81,795	80,394	108,543
Amortization	29,401	31,907	52,530
Impairment loss on real estate assets	30,812	—	—
Noncash interest expense	3,103	3,009	3,549
(Gain) loss on extinguishment of debt	(23,340)	325	18,997
Gains on sales of real estate assets	—	(175,518)	(72,325)
(Income) loss from unconsolidated joint ventures	(8,003)	(2,651)	7,561
Distributions of earnings from unconsolidated joint ventures	28,802	3,681	—
Gain on sale of unconsolidated joint venture interest	(762)	—	—
Stock-based compensation expense	6,966	7,580	4,558
Changes in Assets and Liabilities, Net of Acquisitions and Dispositions:
Decrease (increase) in tenant receivables, net	(2,947)	4,222	4,251
Decrease (increase) in prepaid expenses and other assets	7,871	(1,754)	5,533
Decrease in accounts payable and accrued expenses	(36,724)	(28,133)	(1,607)
Decrease in deferred income	(2,888)	(4,442)	(905)
Net cash provided by operating activities	97,625	61,924	193,091
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	284,608	737,631	603,732
Net proceeds from the sale of investments in unconsolidated joint ventures	235,083	—	—
Real estate acquisitions	(23,034)	(604,769)	—
Deposits	—	—	10,000
Capital improvements and development costs	(71,033)	(86,805)	(39,521)
Deferred lease costs paid	(24,816)	(26,722)	(32,386)
Investments in unconsolidated joint ventures	(38,763)	(369,043)	(16,212)
Distributions in excess of earnings from unconsolidated joint ventures	13,685	1,985	—
Net cash provided by (used in) investing activities	375,730	(347,723)	525,613
Cash Flows From Financing Activities:
Financing costs paid	(5,078)	(1,269)	(3,114)
Proceeds from lines of credit and notes payable	579,000	783,000	435,000
Repayments of lines of credit and notes payable	(872,175)	(533,427)	(845,460)
Proceeds from issuance of bonds payable	—	—	348,691
Repayment of bonds payable	—	—	(250,000)
Payments to settle bonds payable	—	—	(17,921)
Distributions paid to stockholders	(95,056)	(109,561)	(148,474)
Redemptions of common stock	(72,495)	(59,462)	(53,986)
Net cash provided by (used in) financing activities	(465,804)	79,281	(535,264)
Net increase (decrease) in cash and cash equivalents	7,551	(206,518)	183,440
Cash and cash equivalents, beginning of period	9,567	216,085	32,645
Cash and cash equivalents, end of period	$17,118	$9,567	$216,085
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017, AND 2016

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust was incorporated in 2003, commenced operations in 2004, and conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership. Columbia Property Trust is the general partner and sole owner of Columbia Property Trust OP and possesses full legal control and authority over its operations. Columbia Property Trust OP acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through unconsolidated joint ventures. Unless otherwise noted, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
Columbia Property Trust typically acquires, develops, or redevelops high-quality, income-generating office properties. As of December 31, 2018, Columbia Property Trust owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Atlanta, contain a total of 8.9 million rentable square feet, and were approximately 97.4% leased as of December 31, 2018.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable interest entity ("VIE") in which Columbia Property Trust or Columbia Property Trust OP is deemed the primary beneficiary. With respect to entities that are not VIEs, Columbia Property Trust's consolidated financial statements shall also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or its subsidiaries own a controlling general partnership interest. In determining whether Columbia Property Trust or Columbia Property Trust OP has a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
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

Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance are expensed as incurred. As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During 2018, $3.8 million of interest was capitalized to construction in progress, and $0.2 million was capitalized to investments in unconsolidated joint ventures. During 2017, $0.7 million of interest was capitalized to construction in progress.
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

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of December 31, 2018 and 2017, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet.
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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2018.
In the second quarter of 2018, Columbia Property Trust recognized an impairment loss of $30.8 million in connection with changing the holding period expectations for 222 East 41st Street in New York. Columbia Property Trust widely marketed this property for sale during the second quarter and, as a result, entered into an agreement to sell this property on May 25, 2018 and closed on the sale on May 29, 2018. Upon entering into the sale agreement, Columbia Property Trust reduced 222 East 41st Street's carrying value to reflect its fair value, estimated based on the net contract price of $284.6 million (Level 1), by recording an impairment loss of $30.8 million in the second quarter of 2018.
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties and related transaction costs to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional details). In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements, which obligate the seller to pay rent pertaining to certain nonrevenue-producing spaces to mitigate the negative effects of lower rental revenues. Columbia Property Trust records payments receivable under such master lease agreements as a reduction of the property basis rather than income. Columbia Property Trust received no proceeds for master leases during 2018, 2017, or 2016.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
As further described below, in-place leases with Columbia Property Trust as the lessor may have values related to: direct costs associated with obtaining a new tenant that are avoided for in-place leases, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market:

•
Direct costs associated with obtaining a new tenant that are avoided for in-place leases, including commissions, tenant improvements, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.

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

As of December 31, 2018 and 2017, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2018	Gross	$3,174	$147,668	$99,440	$42,847
	Accumulated Amortization	(1,060)	(81,220)	(65,348)	(21,766)
	Net	$2,114	$66,448	$34,092	$21,081
December 31, 2017	Gross	$2,481	$149,927	$100,424	$46,878
	Accumulated Amortization	(833)	(70,465)	(57,465)	(19,660)
	Net	$1,648	$79,462	$42,959	$27,218
During 2018, 2017, and 2016, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ended December 31,
2018	$228	$17,137	$9,660	$6,851
2017	$519	$16,807	$10,124	$6,883
2016	$2,513	$28,718	$17,501	$12,996
The remaining net intangible assets and liabilities as of December 31, 2018, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ending December 31,
2019	$329	$14,489	$8,339	$5,634
2020	276	12,474	7,495	4,626
2021	247	7,490	3,429	1,714
2022	243	5,848	2,406	1,374
2023	243	5,098	2,165	1,308
Thereafter	776	21,049	10,258	6,425
	$2,114	$66,448	$34,092	$21,081
Weighted-average amortization period	7 years	5 years	4 years	5 years
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
In-place ground leases where Columbia Property Trust is the lessee may have positive or negative value associated with effective contractual rental rates that are above or below market at the time of execution or assumption. Such values are calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place lease and (ii) management's estimate of fair market lease rates for the corresponding in-place lease at the time of execution or assumption. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets and liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market in-place lease values are recorded as intangible lease liabilities and assets, respectively, and are amortized as an adjustment to property operating costs over the remaining term of the respective leases. Columbia Property Trust had gross below-market lease assets of approximately $32.6 million and $140.9 million as of December 31, 2018 and 2017, respectively, net of accumulated amortization of $2.6 million and $22.8 million as of December 31, 2018 and 2017, respectively. Columbia Property

Trust recognized amortization expense related to these assets of approximately $1.4 million for 2018 and $2.5 million for both 2017 and 2016.
As of December 31, 2018, the remaining net below-market lease asset will be amortized as follows (in thousands):

For the Years Ending December 31:
2019	$555
2020	555
2021	555
2022	555
2023	555
Thereafter	27,203
$29,978
Weighted-average amortization period	58 years
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2018 and 2017.
Tenant Receivables, Net
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Columbia Property Trust adjusted the allowance for doubtful accounts by recording a provision for doubtful accounts, net of recoveries, in general and administrative expenses in the accompanying consolidated statements of operations of approximately $63,000 and $26,000 for 2018 and 2017, respectively.
Straight-Line Rent Receivable
Straight-line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized.
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
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Deferred financing costs, except for costs related to the Revolving Credit Facility, are presented as a direct reduction to the carrying amount of the related debt for all periods presented. Deferred financing costs related to the Revolving Credit Facility are included in prepaid expenses and other assets. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2018, 2017, and 2016 of approximately $2.9 million, $2.8 million, and $3.3 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs
Deferred lease costs include costs incurred to procure leases that are paid to third parties or tenants, and incentives that are provided to tenants under the terms of their leases. These costs are capitalized and amortized on a straight-line basis over the terms of the lease.  Amortization of third-party leasing costs is reflected as amortization expense, and amortization of lease incentives is reflected as an adjustment to rental income. During 2018, 2017, and 2016, Columbia Property Trust recognized amortization expense for deferred lease costs of $5.5 million, $5.2 million, and $9.3 million, respectively. During 2018, 2017, and 2016, Columbia Property Trust recognized adjustments to rental income for amortization of deferred lease costs of $2.1 million, $3.3 million, and $3.9 million, respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period. As of December 31, 2017, deferred lease costs included $68.4 million in unamortized lease incentives for a lease at the 222 East 41st Street Property, which was sold in May 2018.
Investments in Development Authority Bonds and Obligations Under Capital Leases
In connection with the acquisition of certain real estate assets, Columbia Property Trust has assumed investments in development authority bonds and corresponding obligations under capital leases of land or buildings. The county development authority issued bonds to developers to finance the initial development of these projects, a portion of which was then leased back to the developer under a capital lease. This structure enabled the developer to receive property tax abatements over the concurrent terms of the development authority bonds and capital leases. The remaining property tax abatement benefits transferred to Columbia Property Trust upon assumption of the bonds and corresponding capital leases at acquisition. The development authority bonds and the obligations under the capital leases are both recorded at their net present values, which Columbia Property Trust believes approximates fair value. The related amounts of interest income and expense are recognized as earned in equal amounts and, accordingly, do not impact net income. In December 2018, Columbia Property Trust terminated both the $120.0 million development authority bonds and the corresponding obligations under capital leases related to One & Three Glenlake Parkway in Atlanta.
Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures
Accounts payable, accrued expenses, and accrued capital expenditures primarily include payables related to property operations, capital projects, and interest rate swaps (when in a liability position). As of December 31, 2017, accounts payable, accrued expenses, and accrued capital expenditures includes approximately $54.7 million in lease incentives related to a lease at the 222 East 41st Street Property, which was sold in May 2018.
Line of Credit and Notes Payable
When debt is assumed, Columbia Property Trust records the loan at fair value. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. As described in the "Deferred Financing Costs" section above, line of credit and notes payable is presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $2.7 million and $3.0 million as of December 31, 2018 and December 31, 2017, respectively.
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
As described in the "Deferred Financing Costs" section above, bonds payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $4.2 million and $4.8 million as of December 31, 2018 and December 31, 2017, respectively.

Common Stock Repurchase Program
Columbia Property Trust's board of directors has authorized repurchases of its common stock, par value $0.01 per share, subject to certain limitations, as described in Note 8, Equity. Columbia Property Trust expects to acquire shares primarily through open market transactions, subject to market conditions and other factors. As of December 31, 2018, $124.4 million remains available for repurchases under the current stock repurchase program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. See Note 8, Equity, for additional details.
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
Distributions
To maintain its status as a REIT, Columbia Property Trust is required by the Internal Revenue Code of 1986, as amended (the "Code"), to make distributions to stockholders each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends-paid deduction and by excluding net capital gains attributable to stockholders ("REIT taxable income"). To the extent that Columbia Property Trust satisfies the distribution requirement but distributes less than 100% of its REIT taxable income, Columbia Property Trust would be subject to federal and state corporate income tax on the undistributed income. Distributions to the stockholders are determined by the board of directors of Columbia Property Trust and are dependent upon a number of factors relating to Columbia Property Trust, including funds available for payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain Columbia Property Trust's status as a REIT under the Code.
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
The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2018 and 2017 (in thousands):

		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2018	2017
Derivatives Designated as Hedging Instruments:
Interest rate contract	Prepaid expenses and other assets	$2,344	$903
As a result of the interest rate contract in the above table, Columbia Property Trust estimates recognizing a reduction in interest expense of approximately $0.9 million over the next 12 months.

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

	Years Ended December 31,
	2018	2017	2016
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$1,441	$1,786	$1,553
Revenue Recognition
The majority of Columbia Property Trust’s revenues are derived from leases and are reflected as rental income and tenant reimbursements on the accompanying consolidated statements of operations. All of the leases on Columbia Property Trust's assets are considered operating leases. Therefore, base rental income is generally recognized on a straight-line basis over the lease term, and tenant reimbursements are generally recognized in the period in which reimbursements for operating costs are billable to the tenant. Rents and tenant reimbursements collected in advance are recorded as deferred income on the accompanying consolidated balance sheets.
In determining when to begin recognizing rental revenues, Columbia Property Trust considers a number of factors, including the nature of the physical improvements made in connection with the lease. When Columbia Property Trust owns the improvements for accounting purposes, revenue recognition generally begins once the improvements are substantially complete and the lessee has taken possession of the improved space. When Columbia Property Trust does not own the improvements for accounting purposes (the lessee is the owner), revenue recognition generally begins once the lessee takes possession of the unimproved space; in these instances, the tenant allowance is accounted for as a lease incentive, which reduces rental revenues over the lease term. When evaluating which party (lessee or lessor) owns the improvements for accounting purposes, Columbia Property Trust considers a number of factors, including, among other things: whether the lease stipulates what the tenant allowance may be used for; whether the lessee or lessor retains legal title to the improvements; the expected economic life of the improvements relative to the lease term; and who directs the construction of the improvements. The determination of who owns the improvements for accounting purposes is subject to significant judgement and is not based on any one factor.
Lease termination fees are recognized on a straight-line basis from the point at which Columbia Property Trust receives notification of termination until the date the tenant loses the right to lease the space and Columbia Property Trust has satisfied all obligations under the lease or termination agreement. During 2018, 2017, and 2016, Columbia Property Trust earned lease termination revenues of $2.2 million, $0.4 million, and $11.4 million, respectively, which are included in other property income on the accompanying consolidated statements of operations.
For information about Columbia Property Trust’s other revenue streams, please see Note 14, Non-Lease Revenues.
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
Segment Information
As of December 31, 2018, Columbia Property Trust's reportable segments are determined based on the geographic markets in which it has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties (see Note 15, Segment Information).
Reclassification
Certain prior-period amounts may be reclassified to conform to the current-period financial statement presentation. Within revenues on the consolidated statements of operations, rental income and tenant reimbursements have been combined into the line item Rental income and tenant reimbursements for all periods presented.
Recent Accounting Pronouncements
In October 2018, the FASB issued Accounting Standard Update 2018-13, Fair Value Measurement: Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which expands the disclosure requirements related to a change in fair value technique hierarchy. ASU 2018-13 will be effective for Columbia Property Trust on January 1, 2020, and is not expected to have a material impact on Columbia Property Trust's financial statements or disclosures.
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
In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and by making targeted changes to lessor accounting and reporting. Columbia Property Trust adopted ASU 2016-02 effective January 1, 2019, with the following key lessee and lessor accounting changes:

•
The new standard requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for using an approach that is similar to existing guidance for operating leases today. Upon adoption ASU 2016-02, Columbia Property Trust anticipates recording a $32.0 million lease liability for its ground leases.

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
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which establishes a comprehensive model to account for revenues arising from contracts with customers. ASU 2014-09 applies to all contracts with customers, except those that are within the scope of other topics in the FASB's Accounting Standards Codification, such as real estate leases. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. For Columbia Property Trust, the new standard applies primarily to fees earned from managing properties owned by its unconsolidated joint ventures and parking agreements with tenants. Given the structure of these agreements, the adoption of ASU 2014-09 has not materially impacted the timing or amount of Columbia Property Trust's revenues; however, Columbia Property Trust has included more extensive disclosures about its revenue streams and contracts with customers, which are presented in Note 14, Non-Lease Revenues. ASU 2014-09 was effective for Columbia Property Trust on January 1, 2018. Columbia Property Trust has applied the modified retrospective approach of adoption, which resulted in the recognition of a cumulative effect adjustment to equity of $0.3 million, with no retrospective adjustments to prior periods.

3.	Real Estate Transactions
Acquisitions
During 2018, 2017, and 2016, Columbia Property Trust acquired the following properties and partial interests in properties:

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
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with Normandy Real Estate Partners (“Normandy”) for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the “799 Broadway Joint Venture”). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million. Pursuant to a joint and several guaranty agreement with the construction loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of December 31, 2018, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions of $50.9 million, of which $25.3 million reflects Columbia Property Trust's allocated share.
Lindbergh Center – Retail
On October 24, 2018, Columbia Property Trust acquired the 147,000 square feet of ancillary retail and office space surrounding its existing property, Lindbergh Center, for a gross purchase price of $23.0 million. As of the acquisition date, Lindbergh Center – Retail was 91% leased to 14 tenants, including Pike Nurseries (18%). For the period from October 24, 3018 to December 31, 2018, Columbia Property Trust recognized $664,000 of revenues and a net loss of $57,000 from Lindbergh Center – Retail.
149 Madison Avenue
149 Madison Avenue is a 12-story, 127,000-square-foot office building, which was vacant at the time of acquisition. Columbia Property Trust acquired 149 Madison Avenue subject to a ground lease which expired in January 2018. Columbia Property Trust is redeveloping this property. For the period from November 28, 2017 to December 31, 2017, Columbia Property Trust recognized $10,300 of revenues and net income of $9,200 from 149 Madison Avenue.

1800 M Street Joint Venture
Columbia Property Trust entered a new joint venture partnership with Allianz Real Estate of America LLC ("Allianz"), which simultaneously acquired 1800 M Street, a 10-story, 581,000-square-foot office building in Washington, D.C. that is 94% leased, for a total of $421.0 million (the "1800 M Street Joint Venture"). Columbia Property Trust owns a 55% interest in the 1800 M Street Joint Venture, and Allianz owns the remaining 45%.
249 West 17th Street & 218 West 18th Street
249 West 17th Street is made up of two interconnected 12- and six-story towers, totaling 281,000 square feet of office and retail space, and 218 West 18th Street is a 12-story, 166,000-square-foot office building. As of the acquisition date, 249 West 17th Street was 100% leased to four tenants, including Twitter, Inc. (76%) and Room & Board, Inc. (21%); and, as of the acquisition date, 218 West 18th Street was 100% leased to seven tenants, including Red Bull North America, Inc. (25%), Company 3 (18%), SY Partners (16%), and SAE (16%). For the period from October 11, 2017 to December 31, 2017, Columbia Property Trust recognized revenues of $5.9 million and a net income of $1.8 million from 249 West 17th Street, and revenues of $3.0 million and net income of $0.8 million from 218 West 18th Street.
114 Fifth Avenue Joint Venture
Columbia Property Trust acquired a 49.5% equity interest in a joint venture that owns the 114 Fifth Avenue property from Allianz (the "114 Fifth Avenue Joint Venture"). 114 Fifth Avenue is a 19-story, 352,000-square-foot building located in Manhattan's Flatiron District that is 100% leased, and is unencumbered by debt. The 114 Fifth Avenue Joint Venture is owned by Columbia Property Trust (49.5%), Allianz (49.5%), and L&L Holding Company (1.0%). L&L Holding Company is the general partner and performs asset and property management services for the property.
Purchase Price Allocations for Consolidated Property Acquisitions

	Lindbergh Center – Retail	149 Madison Avenue	249 West 17th Street	218 West 18th Street
Location	Atlanta, GA	New York, NY	New York, NY	New York, NY
Date Acquired	October 24, 2018	November 28, 2017	October 11, 2017	October 11, 2017
Purchase Price:
Land	$—	$59,112	113,149	$43,836
Building and improvements	17,558	28,989	194,109	126,957
Intangible lease assets	5,726	—	27,408	12,120
Intangible lease origination costs	794	—	13,062	4,168
Intangible below market lease liability	(715)	—	(7,131)	(11,757)
Total purchase price	$23,363	$88,101	340,597	$175,324
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2018, 2017, and 2016, have been prepared for Columbia Property Trust to give effect to the acquisition of Lindbergh Center – Retail as if the acquisition had occurred on January 1, 2017; and 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2017 and January 1, 2016 (in thousands):

	2018	2017	2016
Revenues	$300,389	$321,886	$511,306
Net income	$9,566	$183,343	$95,537

Dispositions
During 2018, 2017, and 2016, Columbia Property Trust sold the following properties and partial interest in properties of unconsolidated joint ventures. Additional information for certain of the dispositions is provided below the table.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)		Gain (Loss) on Sale (rounded, in thousands)
2018
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500		$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000		$24,000
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	(2)	$800
2017
University Circle & 333 Market Street	San Francisco, CA	July 6, 2017	22.5%	$234,000	(2)	$102,400
Key Center Tower & Marriott	Cleveland, OH	January 31, 2017	100.0%	$267,500		$9,500
Houston Properties	Houston, TX	January 6, 2017	100.0%	$272,000		$63,700
2016
SanTan Corporate Center	Phoenix, AZ	December 15, 2016	100.0%	$58,500		$9,800
Sterling Commerce	Dallas, TX	November 30, 2016	100.0%	$51,000		$12,500
9127 South Jamaica Street	Denver, CO	October 12, 2016	100.0%	$19,500		$—
80 Park Plaza	Newark, NJ	September 30, 2016	100.0%	$174,500		$21,600
9189, 9191 & 9193 South Jamaica Street	Denver, CO	September 22, 2016	100.0%	$122,000		$27,200
800 North Frederick	Suburban, MD	July 8, 2016	100.0%	$48,000		$2,100
100 East Pratt	Baltimore, MD	March 31, 2016	100.0%	$187,000		$(300)

(1)	Exclusive of transaction costs and price adjustments.

(2)	Sales price is for the partial interests in the properties or joint ventures that were sold.
222 East 41st Street
On May 29, 2018, Columbia Property Trust closed on the sale of 222 East 41st Street in New York, for $332.5 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $30.8 million related to this property in the second quarter of 2018, as further described in Note 2, Summary of Significant Accounting Policies. The proceeds from this transaction were used to fully repay the $180.0 million remaining balance on the $300 Million Bridge Loan, as described in Note 5, Line of Credit and Notes Payable.
263 Shuman Boulevard
On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in extinguishment of the loan principal of $49.0 million, accrued interest expense, and accrued property operating costs, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.

University Circle & 333 Market Street
On July 6, 2017, Columbia Property Trust contributed 333 Market Street and the University Circle to joint ventures, and simultaneously sold a 22.5% interest in those joint ventures for $234.0 million to Allianz, an unrelated third party (collectively, the "San Francisco Joint Ventures").
On February 1, 2018, as agreed at the time of the initial San Francisco Joint Ventures formation, Allianz acquired another 22.5% interest in each of the San Francisco Joint Ventures at an aggregate price of $235.3 million, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. These proceeds were used to reduce the balance on the $300 Million Bridge Loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
Key Center Tower & Marriott
Key Center Tower & Marriott were sold in one transaction for $254.5 million of gross proceeds and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale. The Key Center Tower and Key Center Marriott generated net income of $14.5 million for the year ended December 31, 2016; and a net loss of $1.9 million for the first 31 days of 2017, excluding the gain on sale.
Houston Property Sale
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction. These properties generated net income of $11.1 million for the year ended December 31, 2016; and a net loss of $14.9 thousand for the first six days of 2017, excluding the gain on sale.
100 East Pratt
The net sale proceeds of $159.4 million from 100 East Pratt were used to repay the $119.0 million remaining on a bridge loan on April 1, 2016.
4.    Unconsolidated Joint Ventures
As of December 31, 2018 and December 31, 2017, Columbia Property Trust owns interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

					Carrying Value of Investment(1)
Joint Venture(2)	Property Name	Geographic Market	Ownership Interest		December 31, 2018		December 31, 2017
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%		$134,250		$128,411
University Circle Joint Venture	University Circle	San Francisco	55.0%	(3)	292,951		173,798
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	(3)	273,783		288,236
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%		99,283		110,311
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%		237,333		242,486
799 Broadway	799 Broadway	New York	49.7%		33,753	(4)	—
					$1,071,353		$943,242

(1)
Includes basis differences. Columbia Property Trust adopted ASU 2017-05 effective January 1, 2018, requiring Columbia Property Trust to measure its residual joint venture interest in the properties transferred to unconsolidated joint ventures at fair value as of the transaction date (i.e., to fully step-up the basis of the residual investment in the joint venture). The new rule was adopted on a modified retrospective basis by recording a cumulative-effect adjustment to equity equal to the original gain or loss as of the respective transaction dates, adjusted to reflect the impact of amortizing the additional step-ups through January 1, 2018. The adoption of this standard resulted in an increase to investments in unconsolidated joint ventures and equity by $357.8 million on January 1, 2018, for the previous partial sales of interest in the Market Square, 333 Market Street, and University Circle properties.

(2)	See the "Dispositions" section of Note 3, Real Estate Transactions, for a description of the formation of these joint ventures.

(3)
On February 1, 2018, Allianz acquired from Columbia Property Trust an additional 22.5% interest in each of the University Circle Joint Venture and the 333 Market Street Joint Venture, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%.

(4)	Columbia Property Trust capitalized interest of $0.2 million on its investment in the 799 Broadway Joint Venture in 2018.

Columbia Property Trust has determined that none of its unconsolidated joint ventures are variable interest entities. However, Columbia Property Trust and its partners have substantive participation rights in the joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, the investment in the joint ventures is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other-than-temporarily impaired as of December 31, 2018.
Joint Venture Debt and Related Guarantees
Two joint ventures have outstanding debt, of which Columbia Property Trust guarantees a portion of each note:

•
The Market Square Joint Venture has a mortgage note with an outstanding balance of $325.0 million as of December 31, 2018 and December 31, 2017. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023. Columbia Property Trust guarantees a portion of the Market Square mortgage note, the amount of which has been reduced to $5.8 million as of December 31, 2018 from $11.2 million as of December 31, 2017, as a result of leasing at the property. The amount of the guaranty will continue to be reduced as space is leased.

•
At inception, the 799 Broadway Joint Venture borrowed $97.0 million under a construction loan with total capacity of $187.0 million (the "Construction Loan"). As of December 31, 2018, $101.1 million is outstanding on the Construction Loan. Borrowings under the Construction Loan bear interest at LIBOR, as defined in the loan agreement, which is capped at 4.00%, plus a spread of 4.25%. A portion of the monthly interest payment accrues into the balance of the loan. The Construction Loan matures on October 9, 2021, with two, one-year extension options. Pursuant to a joint and several guaranty agreement with the construction loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of December 31, 2018, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions of $50.9 million, of which $25.3 million reflects Columbia Property Trust's allocated share. Equity contributions become payable to the joint venture when a capital call is received.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt		Total Equity(1)
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Market Square Joint Venture	$582,176	$590,115	$324,762	$324,708	$241,581	$244,506
University Circle Joint Venture	224,746	227,368	—	—	219,390	221,154
333 Market Street Joint Venture	375,884	385,297	—	—	360,915	368,994
114 Fifth Avenue Joint Venture	377,970	392,486	—	—	149,243	170,525
1800 M Street Joint Venture	447,585	458,964	—	—	429,016	438,227
799 Broadway	168,390	—	95,630	—	67,189	—
	$2,176,751	$2,054,230	$420,392	$324,708	$1,467,334	$1,443,406

(1)
Excludes basis differences. There is an aggregate net difference of $282.0 million and $32.0 million as of December 31, 2018 and 2017, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the basis adjustments recorded pursuant to ASU 2017-05, as described in Note 2, Summary of Significant Accounting Policies; differences in the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

Summarized income statement information for the unconsolidated joint ventures for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Total Revenues			Net Income (Loss)			Columbia Property Trust's Share of Net Income (Loss)(2)
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Market Square Joint Venture	$44,815	$41,749	$41,230	$(12,304)	$(15,192)	$(14,825)	$(6,275)	$(7,747)	$(7,561)
University Circle Joint Venture	43,581	19,386	—	23,776	9,826	—	13,478	7,561	—
333 Market Street Joint Venture	27,006	12,971	—	14,620	6,948	—	8,312	5,331	—
114 Fifth Avenue Joint Venture	41,169	20,133	—	(10,256)	(4,885)	—	(5,077)	(2,820)	—
1800 M Street Joint Venture	37,486	8,005	—	4,239	619	—	2,332	326	—
799 Broadway Joint Venture	—	—	—	(132)	—	—	(66)	—	—
	$194,057	$102,244	$41,230	$19,943	$(2,684)	$(14,825)	$12,704	$2,651	$(7,561)

(2)
Excludes amortization of basis differences described in footnote (1) to the above table, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Asset and Property Management Fee Income
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the years ended December 31, 2018, 2017, and 2016, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	2018	2017	2016
Market Square Joint Venture	$2,156	$1,998	$2,122
University Circle Joint Venture	2,283	1,000	—
333 Market Street Joint Venture	784	367	—
1800 M Street Joint Venture	2,161	417	—
	$7,384	$3,782	$2,122
Columbia Property Trust also received reimbursements of property operating costs of $4.2 million, $2.0 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively, which are included in other property income revenues in the accompanying consolidated statements of operations. Property management fees of $0.7 million and $0.4 million, respectively, were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively.

5.	Line of Credit and Notes Payable
As of December 31, 2018 and 2017, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2018		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2018	2017
Revolving Credit Facility	LIBOR + 90 bp	(1)	Interest only	January 31, 2023	$482,000	$152,000
$150 Million Term Loan	LIBOR + 110 bp	(2)	Interest only	July 29, 2022	150,000	150,000
$300 Million Term Loan	LIBOR + 100 bp	(3)	Interest only	January 31, 2024	—	300,000
$300 Million Bridge Loan	LIBOR + 110 bp	(4)	Interest only	November 27, 2018	—	300,000
263 Shuman Boulevard Building mortgage note	10.55%		Interest only	July 1, 2017	—	49,000
One Glenlake Building mortgage note	5.80%		Term debt	December 10, 2018	—	23,176
Less: Deferred financing costs related to term loans, bridge loan, and mortgage notes payable					(2,692)	(2,991)
Total indebtedness					$629,308	$971,185

(1)
As of December 31, 2018, borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base-rate borrowings, or at LIBOR, as defined in the credit agreement, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR-based borrowings, based on Columbia Property Trust's applicable credit rating.

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

(3)
As of December 31, 2018, the $300 Million Term Loan bears interest, at Columbia Property Trust's option, an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base-rate loans, or at LIBOR, as defined in the credit agreement, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, based on Columbia Property Trust's applicable credit rating.

(4)
The $300 Million Bridge Loan bore interest, at Columbia Property Trust's option, at LIBOR, as defined in the credit agreement, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.75% for base-rate loans, based on Columbia Property Trust's applicable credit rating.

Term Loan and Line of Credit Amendment and Restatement
On December 7, 2018, Columbia Property Trust amended and restated its existing $500.0 million revolving credit facility and $300.0 million unsecured term loan (together, the "Credit Agreement"), both previously dated July 30, 2015. The Credit Agreement provides for (a) a $650.0 million unsecured revolving credit facility, with an initial term ending January 31, 2023 and two, six-month extension options (for a total possible extension option of one year to January 31, 2024) (the "Revolving Credit Facility"), subject to the paying of certain fees and the satisfaction of certain other conditions, and (b) a delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan"). Prior to amendment and restatement, the Revolving Credit Facility and $300 Million Term Loan were set to mature on July 31, 2019 and July 31, 2020, respectively; and the Revolving Credit Facility had a capacity of $500.0 million.
At Columbia Property Trust's option, borrowings under the Credit Agreement bear interest at either (i) the alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.45% for the Revolving Credit Facility and 0.00% to 0.65% for the Term Loan, or (ii) the LIBOR rate, as defined in the credit agreement, plus an applicable margin based on five stated pricing levels ranging from 0.775% to 1.45% for the Revolving Credit Facility and 0.85% to 1.65% for the $300 Million Term Loan, in each case based on the Columbia Property Trust's credit rating. Prior to amendment and restatement, the credit facilities bore interest at either (i) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55% for the Revolving Credit Facility and 0.00% to 0.75% for the $300 Million Term Loan, (ii) the LIBOR rate plus an applicable margin ranging from 0.875% to 1.55% for the Revolving Credit Facility and 0.90% to 1.75% for the $300 Million Term Loan, in each case, based on the Columbia Property Trust's credit rating.
In conjunction with amending and restating the Credit Agreement on December 7, 2018, Columbia Property Trust drew on the Revolving Credit Facility to fully prepay the $300.0 million outstanding on the $300 Million Term Loan, without premium or penalty, as provided for in the Credit Agreement. Columbia Property Trust has until December 7, 2019 to draw proceeds on the

$300 Million Term Loan. Subject to customary conditions, including the absence of any default or event of default and financial covenant compliance, Columbia Property Trust has the ability, on up to four occasions, to increase the existing revolving commitment and/or establish one or more new term loan commitments, by an aggregate amount not to exceed $500.0 million.
$300 Million Bridge Loan
On November 27, 2017, Columbia Property Trust entered into a $300.0 million, one-year, unsecured loan (the "$300 Million Bridge Loan"). The proceeds from the $300 Million Bridge were used to repay borrowings under the Revolving Credit Facility, which were used to fund real estate acquisitions. As further described below, on February 2, 2018 and May 30, 2018, Columbia Property Trust made payments of $120.0 million and $180.0 million, respectively, to fully repay the $300 Million Bridge Loan.
Debt Covenants
As of December 31, 2018, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants as defined in the Debt Facilities:

•	limit the ratio of secured debt to total asset value to 40% or less;

•	require the fixed charge coverage ratio to be at least 1.50:1.00;

•	limit the ratio of debt to total asset value to 60% or less, or 65% or less following a material transaction;

•	require the unencumbered interest coverage ratio to be at least 1.75:1.00; and

•	limit the unencumbered leverage ratio to 60% or less, or 65% or less following a material transaction.
As of December 31, 2018, Columbia Property Trust was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit and notes payable as of December 31, 2018 and 2017, was approximately $632.1 million and $975.3 million, respectively. The related carrying value of the line of credit and notes payable as of December 31, 2018 and 2017, was $632.0 million and $974.2 million, respectively. Columbia Property Trust estimated the fair value of its line of credit by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2). The fair values of all other debt instruments were estimated based on discounted cash flow analyses using the current incremental borrowing rates for similar types of borrowing arrangements as of the respective reporting dates (Level 3).
Interest Paid and Capitalized
As of December 31, 2018 and 2017, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable was approximately 3.26% and 3.16%, respectively. Columbia Property Trust made interest payments of approximately $22.1 million, $21.5 million, and $27.8 million during 2018, 2017, and 2016, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects owned directly and through unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During 2018, 2017, and 2016, Columbia Property Trust capitalized interest of $4.0 million, $0.7 million, and $0.3 million, respectively. For 2018, the weighted average interest rate on Columbia Property Trust’s outstanding borrowings was 3.57%.
Debt Repayments and Extinguishment
During 2018 and 2017 Columbia Property Trust made the following debt repayments:

•
On December 7, 2018, concurrent with closing on the Credit Agreement, Columbia Property Trust repaid the $300.0 million remaining balance on the $300 Million Term Loan, which, as described above, includes a delayed-draw feature, allowing up to 12 months to fully draw the term loan.

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

•
On March 10, 2017, Columbia Property Trust repaid the $73.0 million balance of the 221 Main Street building mortgage note, which was originally scheduled to mature on May 10, 2017. Columbia Property Trust recognized a loss on extinguishment of debt of $45,000 related to unamortized deferred financing costs.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit and notes payable as of December 31, 2018 (in thousands):

2019	$—
2020	—
2021	—
2022	150,000
2023	482,000
Thereafter	—
Total	$632,000

6.	Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of December 31, 2018 and 2017: $350 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. Upon issuance, a portion of the 2026 Bonds Payable was used to redeem $250.0 million of bonds payable, due in April 2018. During the years ended December 31, 2018 and 2017, Columbia Property Trust made interest payments of $27.3 million and $27.4 million, respectively, on its bonds payable. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
The 2026 Bonds Payable and the 2025 Bonds Payable contain certain restrictive covenants. These covenants, as defined, pursuant to an indenture:

•	limit the ratio of debt to total assets to 60%;

•
limit Columbia Property Trust's ability to incur debt if the consolidated income available for debt service to annual debt service charge for four previous consecutive fiscal quarters is less than 1.50:1:00 on a pro forma basis;

•	limit Columbia Property Trust's ability to incur liens if, on an aggregate basis for Columbia Property Trust, the secured debt amount would exceed 40% of the value of the total assets; and

•	require that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2018, Columbia Property Trust was in compliance with the restrictive financial covenants on its 2026 Bonds Payable and 2025 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2026 Bonds Payable as of December 31, 2018 and 2017, was approximately $685.0 million and $702.8 million, respectively. The related carrying value of the bonds payable, net of discounts, as of December 31, 2018 and 2017, was $698.7 million and $698.5 million, respectively. Columbia Property Trust estimated the fair value of the bonds payable based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2018, Columbia Property Trust has two material tenant obligations which have arisen in the normal course of business, as follows: $24.1 million related to the WeWork lease at 149 Madison; and $22.3 million related to the Arby's lease at One & Three Glenlake. Such amounts are payable as incurred, and therefore no accrual is booked as of December 31, 2018.
Obligations Under Operating Leases
Columbia Property Trust owns certain properties that are subject to ground leases with expirations in 2077, 2099, and 2103. The lease expiring in 2077 has been fully prepaid. Columbia Property Trust also leases space for its corporate office. Columbia Property Trust incurred $1.9 million, $2.6 million, and $2.6 million in rent expense related to such leases in 2018, 2017, and 2016, respectively. As of December 31, 2018, the required payments under the terms of the remaining consolidated ground leases and the corporate office lease are as follows (in thousands):

2019	$2,502
2020	2,539
2021	2,704
2022	2,743
2023	2,023
Thereafter	176,782
Total	$189,293
Guaranties of Debt of Unconsolidated Joint Ventures
Columbia Property Trust guarantees portions of the debt at two of its unconsolidated joint ventures.

•
As of December 31, 2018, Columbia Property Trust guaranteed $5.8 million of the $325.0 million Market Square mortgage loan. This guarantee will continue to be reduced as additional leases are executed at the Market Square property.  Columbia Property Trust believes that the likelihood of making a payment under this guaranty is remote; therefore, no liability has been recorded related to this guaranty as of December 31, 2018.

•
As of December 31, 2018, the 799 Broadway Joint Venture has $101.1 million in outstanding borrowings on the Construction Loan, as further described in Note 4, Unconsolidated Joint Ventures. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of December 31, 2018, the remaining equity contribution requirement is $50.9 million, of which $25.3 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of December 31, 2018, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.

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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized the repurchase of up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2015 through September 4, 2017 (the "2015 Stock Repurchase Program"). Under the 2015 Stock Repurchase Program, Columbia Property Trust acquired 5.6 million shares at an average price of $21.85 per share, for aggregate purchases of $121.4 million. Columbia Property Trust's board of directors authorized a second stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During 2018, Columbia Property Trust repurchased 3.2 million shares at an average price of $21.73 per share, for aggregate purchases of $70.4 million under the 2017 Stock Repurchase Program. As of December 31, 2018, $124.4 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
Long-Term Incentive Plan
Employee Awards
Columbia Property Trust maintains a stockholder-approved, long-term incentive plan that provides for grants of stock to be made to certain employees and independent directors of Columbia Property Trust (as amended and restated, the "LTI Plan"). In May 2017, Columbia Property Trust's stockholders approved the LTI Plan, and 4.8 million shares are authorized and reserved for issuance under the LTI Plan.
For 2016, Columbia Property Trust granted 193,535 shares of common stock to employees in January 2017, net of 17,938 shares withheld to settle the related tax liability, under the LTI Plan, of which 25% vested upon grant; the remaining shares will vest ratably, with the passage of time, on January 31, 2018, 2019, and 2020. Employees receive quarterly dividends related to their entire grant, including the unvested shares, on each dividend payment date.
For 2017, Columbia Property Trust modified the structure of awards granted under the LTI Plan to include both time-based awards and performance-based awards for all participants. For the 2017 time-based awards, Columbia Property Trust issued 139,825 shares of common stock to employees, which will vest ratably on each anniversary of the grant date over the next four years. For the 2017 performance-based awards, Columbia Property Trust granted 193,219 restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. In addition, Columbia Property Trust granted 45,076 and 92,585 one-time transitional Performance-Based RSUs, which will fully vest at the conclusion of one-year and two-year performance periods, respectively. Upon reaching a predefined performance threshold, the payout of the Performance-Based RSUs will range from 50% to 150% of the Performance-Based RSUs granted, depending on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. All awards are expensed over the vesting period based on their estimated fair values. The fair value of time-based awards is estimated using the closing stock price on the grant date; and fair values of performance-based awards are estimated using a Monte Carlo valuation method.
The 2018 LTI Plan awards are consistent with the 2017 LTI Plan awards. On January 1, 2018, Columbia Property Trust granted 128,486 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2018, Columbia Property Trust granted 176,702 Performance-Based RSUs, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. Consistent with the 2017 awards, the payout of the 2018 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index.
The 2019 LTI Plan awards are consistent with the 2018 LTI Plan awards. On January 1, 2019, Columbia Property Trust granted 175,129 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2019, Columbia Property Trust granted 221,199 Performance-Based RSUs, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. Consistent with the 2018 awards, the payout of the 2019 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index.

Below is a summary of the employee awards issued under the LTI Plan for 2018, 2017, and 2016:

	Restricted Shares			RSUs
	Shares (in thousands)		Estimated Fair Value(1)	Units (in thousands)		Estimated Fair Value(2)
Unvested as of January 1, 2016	151		$24.59	—		$—
Granted	247		$21.79	—		$—
Vested	(138)		$23.32	—		$—
Forfeited	(4)		$21.90	—		$—
Unvested as of December 31, 2016	256		$22.62	—		$—
Granted	333		$21.59	331		$18.78
Vested	(193)		$22.42	—		$—
Forfeited	(7)		$21.81	(2)		$19.01
Unvested as of December 31, 2017	389		$21.85	329		$18.78
Granted	139		$22.97	206		$20.55
Vested	(153)		$22.13	(70)		$19.47
Forfeited	—		$—	(11)		$18.60
Unvested as of December 31, 2018	375	(3)	$22.15	454	(3)	$19.37

(1)	Reflects the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)	Reflects the weighted-average grant-date fair value using a Monte Carlo valuation.

(3)
As of December 31, 2018, Columbia Property Trust expects approximately 360,000 of the 375,000 unvested restricted shares to ultimately vest and approximately 435,000 of the 454,000 unvested RSUs to ultimately vest, assuming a forfeiture rate of 4%, which was determined based on peer company data, adjusted for the specifics of the LTI Plan.

Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually for the following year. Prior to this time, the independent directors' equity retainers were paid quarterly. A summary of these grants, made under the LTI Plan for 2018, 2017, and 2016, follows:

Date of Grant	Shares	Weighted-Average, Grant-Date Fair Value(1)
2018 Director Grants:
May 14, 2018	31,743	$22.20
2017 Director Grants:
January 3, 2017	8,279	$21.58
May 2, 2017	33,581	$22.57
November 27, 2017(2)	1,596	$23.07
2016 Director Grants:
January 4, 2016	7,439	$23.00
April 1, 2016	8,120	$21.89
July 1, 2016	8,158	$21.52
October 3, 2016	7,727	$22.19

(1)	Columbia Property Trust determined the weighted-average grant-date fair value using the market closing price on the date of the grant.

(2)	In November 2017, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2018	2017	2016
Amortization of unvested LTI Plan awards	$3,800	$4,098	$2,856
Future employee awards(1)	2,461	2,509	1,006
Issuance of shares to independent directors	705	973	696
Total stock-based compensation expense	$6,966	$7,580	$4,558

(1)	Reflects amortization of LTI Plan awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. There were $8.6 million and $8.1 million of unrecognized compensation costs related to unvested awards under the LTI Plan as of December 31, 2018 and December 31, 2017, respectively. This amount will be amortized over the respective vesting period, ranging from one year to four years at the time of grant.
Independent Director Stock Option Plan
Columbia Property Trust previously maintained an independent director stock option plan that provides for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). A total of 25,000 shares were authorized and reserved for issuance under the Director Plan, which was suspended in April of 2008. Under the Director Plan, options were granted upon appointment to the board and on each annual meeting date. As of December 31, 2015, Columbia Property Trust had 1,875 options outstanding under this plan, with an exercise price of $48.00, of which 500 options expired in 2016, and the remaining 1,375 options expired in 2017. There are no remaining options outstanding under the Director Plan.
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
Based on 2018 annualized lease revenue, none of Columbia Property Trust's tenants represent more than 6% of Columbia Property Trust's portfolio. Tenants in business services, depository institutions, and engineering and management services represent 24%, 10%, and 7%, respectively, of Columbia Property Trust's annualized lease revenue. Columbia Property Trust's properties are located primarily in three markets. As of December 31, 2018, approximately 37%, 26%, and 15% of Columbia Property Trust's office properties are located in New York, San Francisco, and Washington, D.C., respectively, based on annualized lease revenue.
The future minimum rental income from Columbia Property Trust's investment in real estate assets under noncancelable operating leases, excluding lease incentives, as of December 31, 2018, is as follows (in thousands):

2019	$242,370
2020	247,826
2021	221,692
2022	209,845
2023	192,261
Thereafter	1,106,275
Total	$2,220,269

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Investment in real estate funded with other assets	$617	$311	$1,442
Deposits applied to sales of real estate	$—	$10,000	$—
Other assets assumed upon acquisition	$259	$1,014	$—
Other liabilities assumed upon acquisition	$664	$268	$—
Real estate assets transferred to unconsolidated joint venture	$—	$558,122	$—
Other assets transferred to unconsolidated joint venture	$—	$43,700	$—
Other liabilities transferred to unconsolidated joint venture	$—	$21,347	$—
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$49,000	$—	$—
Settlement of capital lease obligation with related development authority bonds	$120,000	$—	$—
Discount on issuance of bonds payable	$—	$—	$1,309
Amortization of net discounts on debt	$180	$180	$267
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$1,441	$1,786	$1,553
Accrued investments in unconsolidated joint ventures	$386	$—	$—
Accrued capital expenditures and deferred lease costs	$15,145	$25,069	$15,042
Accrued dividends payable	$23,340	$23,961	$36,727
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and 2014-09	$358,098	$—	$—
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$5,005	$5,764	$3,388

11.	Income Taxes
Columbia Property Trust's income tax basis net income during 2018, 2017, and 2016 (in thousands) follows:

	2018	2017	2016
GAAP basis financial statement net income attributable to the common stockholders of Columbia Property Trust, Inc.	$9,491	$176,041	$84,281
Increase (Decrease) in Net Income Resulting From:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	43,753	33,918	34,569
Rental income accrued for financial reporting purposes in excess of (less than) amounts for income tax purposes	7,145	(38,426)	(26,900)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(5,990)	(6,091)	(9,013)
Bad debt expense for financial reporting purposes less than amounts for income tax purposes	4	(31)	(261)
Income from unconsolidated joint ventures for financial reporting purposes in excess of amount for income tax purposes	16,654	13,902	—
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	79,376	(126,770)	(71,701)
Other expenses or revenues for financial reporting purposes in excess of amounts for income tax purposes	(32,342)	11,331	(2,707)
Income tax basis net income, prior to dividends-paid deduction	$118,091	$63,874	$8,268

As of December 31, 2018, the tax basis carrying value of Columbia Property Trust's total assets was approximately $4.3 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2018	2017	2016
Ordinary income	100.0%	58.5%	5.6%
Capital gains	—%	—%	—%
Return of capital	—%	41.5%	94.4%
Total	100.0%	100.0%	100.0%
As of December 31, 2018, returns for the calendar years 2014 through 2018 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as Columbia Property Trust made distributions in excess of taxable income for the periods presented. Columbia Property Trust is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2018, 2017, and 2016, are as follows:

	Years Ended December 31,
	2018	2017	2016
Federal income tax	$63	$188	$255
State income tax	(26)	38	21
Total income tax	$37	$226	$276
As of December 31, 2018 and December 31, 2017, Columbia Property Trust had deferred tax assets of $0.2 million, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

12.    Earnings Per Share

The basic and diluted earnings-per-share computations and net income have been reduced for the dividends paid on unvested shares related to the LTI Plan grants, as described in Note 8, Equity. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2018	2017	2016
Net income	$9,491	$176,041	$84,281
Distributions paid on unvested shares	(296)	(337)	(314)
Net income used to calculate basic and diluted earnings per share	$9,195	$175,704	$83,967
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2018	2017	2016
Weighted-average common shares – basic	117,888	120,795	123,130
Plus Incremental Weighted-Average Shares From Time-Vested Conversions Less Assumed Share Repurchases:
Previously granted LTI Plan awards, unvested	104	116	58
Future LTI Plan awards	319	248	40
Weighted-average common shares – diluted	118,311	121,159	123,228
13.    Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per-share data):

	2018
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenues	$73,710	$75,370		$73,340	$75,523
Net income (loss)	$1,498	$(3,439)	(1)	$6,429	$5,003
Net income per share – basic(2)	$0.01	$(0.03)		$0.05	$0.04
Net income per share – diluted(2)	$0.01	$(0.03)		$0.05	$0.04
Dividends declared per share	$0.20	$0.20		$0.20	$0.20

	2017
	First Quarter		Second Quarter	Third Quarter		Fourth Quarter
Revenues	$82,156		$74,857	$60,362		$71,625
Net income (loss)	$74,722	(3)	$1,133	$101,534	(4)	$(1,348)
Net income per share – basic(2)	$0.61		$0.01	$0.84		$(0.01)
Net income per share – diluted(2)	$0.61		$0.01	$0.84		$(0.01)
Dividends declared per share	$0.20		$0.20	$0.20		$0.20

(1)
Net income for the second quarter of 2018 includes an impairment loss on real estate of $30.8 million related to sales of real estate assets, as described in Note 3, Real Estate Transactions, and a gain on extinguishment of debt of $24.0 million, related to the settlement of a mortgage note, as described in Note 5, Line of Credit and Notes Payable.

(2)	Quarterly net income (loss) per share – basic and diluted is calculated based on quarterly basic and diluted weighted-average shares outstanding, respectively.

(3)	Net income for the first quarter of 2017 includes gains on sales of real estate assets of $73.2 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

(4)	Net income for the third quarter of 2017 includes gains on sales of real estate assets of $102.4 million related to the sales of real estate assets as described in Note 3, Real Estate Transactions.

14.    Non-Lease Revenues
On January 1, 2018, Columbia Property Trust adopted ASU 2014-09, which applies to the non-lease revenue streams outlined below. ASU 2014-09 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. See Note 2, Summary of Significant Accounting Policies, for information about revenues earned under leases.
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. During 2018, 2017, and 2016, Columbia Property Trust earned revenues of $7.4 million, $3.8 million, and $2.1 million, respectively, under these agreements. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, under ASU 2014-09, such fees are recognized ratably over the service period, usually a period of three months, which is consistent with the accounting method used prior to January 1, 2018. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. ASU 2014-09 requires such fees to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were not recognized until billable to the applicable joint venture, typically upon commencement of the lease. Upon implementing ASU 2014-09, effective January 1, 2018, Columbia Property Trust accelerated the recognition of lease override fees related to a lease that had been executed but not yet commenced, by recording $0.3 million of lease override fees receivable as prepaid expenses and other assets and a cumulative-effect adjustment to increase equity by the same amount. During 2018, Columbia Property Trust earned leasing override fees of $0.2 million, which are included in asset and property management fee income on the accompanying consolidated statements of operations. During 2017 and 2016, Columbia Property Trust did not earn any leasing override fees.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Under ASU 2014-09, such revenues are recognized ratably over the service period, usually a period of one month, three months, or one year, which is consistent with the accounting method used prior to January 1, 2018. During 2018, 2017, and 2016, Columbia Property Trust earned salary and other reimbursement revenue of $4.4 million, $2.3 million, and $0.7 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are included in other property income on the accompanying consolidated statements of income. Such services are ongoing and routine, and are provided on a recurring basis. Under ASU 2014-09, these revenues are recognized ratably over the service period, usually a period of one month or one quarter, which is consistent with the accounting method used prior to January 1, 2018. During 2018, 2017, and 2016, Columbia Property Trust earned miscellaneous revenue of $0.7 million, $0.6 million, and $0.7 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.
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
15.     Segment Information
Columbia Property Trust establishes operating segments at the property level, and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of December 31, 2018, Columbia Property Trust had the following reportable segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which

Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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
The following table presents property operating revenues by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
New York(1)	$158,077	$123,280	$117,235
San Francisco(2)	105,947	105,550	109,995
Atlanta	41,708	37,803	36,742
Washington, D.C.(3)	57,274	36,934	33,024
Boston	13,441	11,559	11,796
Los Angeles	7,783	7,462	7,443
All other office markets	15,687	21,460	152,858
Total office segments	399,917	344,048	469,093
Hotel	—	1,328	22,958
Corporate	3,165	579	397
Total	$403,082	$345,955	$492,448

(1)
Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% from July 6, 2017 through December 31, 2018. 114 Fifth Avenue was acquired on July 6, 2017.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests: 100.0% from January 1, 2016 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through December 31, 2018.

(3)
Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from October 11, 2017 through December 31, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Total revenues	$297,943	$289,000	$473,543
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	112,523	60,737	21,027
Asset and property management fee income(2)	(7,384)	(3,782)	(2,122)
Total property operating revenues	$403,082	$345,955	$492,448

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 14, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents net operating income by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
New York(1)	$94,765	$73,893	$70,038
San Francisco(2)	79,354	76,163	80,529
Atlanta	36,657	33,603	32,939
Washington, D.C.(3)	34,750	18,496	16,372
Boston	7,205	5,380	5,114
Los Angeles	4,590	4,529	4,523
All other office markets	14,981	18,550	92,756
Total office segments	272,302	230,614	302,271
Hotel	—	(913)	3,988
Corporate	(803)	(826)	(158)
Total	$271,499	$228,875	$306,101

(1)
Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on Columbia Property Trust's ownership interest: 49.5% for the 114 Fifth Avenue Joint Venture from July 6, 2017 through December 31, 2018, as 114 Fifth Avenue was acquired on July 6, 2017; and 49.7% for the 799 Joint Venture from October 3, 2018 through December 31, 2018, as 799 Broadway was acquired on October 3, 2018.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests: 100.0% from January 1, 2016 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through December 31, 2018.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from October 11, 2017 through December 31, 2018. 1800 M Street was acquired on October 11, 2017.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Net income	$9,491	$176,041	$84,281
Depreciation	81,795	80,394	108,543
Amortization	32,554	32,403	56,775
Impairment loss on real estate assets	30,812	—	—
General and administrative – corporate	32,979	34,966	33,876
General and administrative – joint venture	3,108	1,454	—
Net interest expense	56,477	58,187	67,538
Interest income from development authority bonds	(6,871)	(7,200)	(7,200)
(Gain) loss on extinguishment of debt	(23,340)	325	18,997
Income tax expense	37	(213)	445
Asset and property management fee income	(7,384)	(3,782)	(2,122)
Adjustments included in loss from unconsolidated joint venture	62,603	31,818	17,293
Gain on sale of unconsolidated joint venture interest	(762)	—	—
Gains on sales of real estate assets	—	(175,518)	(72,325)
Net operating income	$271,499	$228,875	$306,101
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its condensed consolidating financial statements. Columbia Property Trust has corrected the presentation of intercompany cash transfers between the REIT Parent and its subsidiaries in the consolidating statements of cash flow. Instead of showing one amount for intercompany transfers between each entity group, intercompany transfers are broken out by cash flow type (i.e., operating, investing, and financing) for all periods presented, consistent with the equity method of accounting. All such changes are eliminated in consolidation and therefore do not impact Columbia Property Trust's consolidated financial statement totals. Management has concluded that the effect of this correction is not material to the consolidated financial statements. This change had the following impact to the condensed consolidating statement of cash flows for the year ended December 31, 2016: increase to operating cash flows for the parent and issuer of $53.1 million and $136.7 million, respectively; and increase (decrease) in investing cash flows for the parent, issuer, and non-guarantors of $(281.8) million, $568.5 million, and $603.7 million, respectively; and increase (decrease) in financing cash flows for the parent, issuer, and non-guarantors of $228.7 million, $(705.2) million, and $(603.7) million, respectively. The impact to individual financial statement captions within the condensed consolidating statement of cash flows is footnoted below.
Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of December 31, 2018 and 2017, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for 2018, 2017, and 2016; and its condensed consolidating statements of cash flows for 2018, 2017, and 2016.

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2018
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real Estate Assets, at Cost:
Land	$—	$—	$817,975	$—	$817,975
Buildings and improvements, net	—	1,739	1,908,302	—	1,910,041
Intangible lease assets, net	—	—	98,540	—	98,540
Construction in progress	—	—	33,800	—	33,800
Total real estate assets	—	1,739	2,858,617	—	2,860,356
Investments in unconsolidated joint ventures	—	1,071,353	—	—	1,071,353
Cash and cash equivalents	1,705	10,573	4,840	—	17,118
Investment in subsidiaries	2,622,528	1,236,982	—	(3,859,510)	—
Tenant receivables, net of allowance	—	—	3,258	—	3,258
Straight-line rent receivable	—	—	87,159	—	87,159
Prepaid expenses and other assets	140,797	340,071	11,379	(469,029)	23,218
Intangible lease origination costs, net	—	—	34,092	—	34,092
Deferred lease costs, net	—	—	77,439	—	77,439
Total assets	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993
Liabilities:
Line of credit and notes payable, net	$—	$629,308	$467,344	$(467,344)	$629,308
Bonds payable, net	—	694,538	—	—	694,538
Accounts payable, accrued expenses, and accrued capital expenditures	674	9,441	39,007	(5)	49,117
Dividends payable	23,340	—	—	—	23,340
Due to affiliates	—	—	1,680	(1,680)	—
Deferred income	—	—	15,593	—	15,593
Intangible lease liabilities, net	—	—	21,081	—	21,081
Total liabilities	24,014	1,333,287	544,705	(469,029)	1,432,977
Equity:
Total equity	2,741,016	1,327,431	2,532,079	(3,859,510)	2,741,016
Total liabilities and equity	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993

Condensed Consolidating Balance Sheets (in thousands)

	As of December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real Estate Assets, at Cost:
Land	$—	$—	$825,208	$—	$825,208
Building and improvements, net	—	2,110	2,061,309	—	2,063,419
Intangible lease assets, net	—	—	199,260	—	199,260
Construction in progress	—	—	44,742	—	44,742
Total real estate assets	—	2,110	3,130,519	—	3,132,629
Investments in unconsolidated joint ventures	—	943,241	1	—	943,242
Cash and cash equivalents	692	5,079	3,796	—	9,567
Investment in subsidiaries	2,238,577	1,186,594	—	(3,425,171)	—
Tenant receivables, net of allowance	—	30	2,098	—	2,128
Straight-line rent receivable	—	—	92,235	—	92,235
Prepaid expenses and other assets	317,364	336,598	19,375	(645,654)	27,683
Intangible lease origination costs, net	—	—	42,959	—	42,959
Deferred lease costs, net	—	—	141,096	—	141,096
Investment in development authority bonds	—	—	120,000	—	120,000
Total assets	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539
Liabilities:
Lines of credit and notes payable, net	$—	$899,168	$715,327	$(643,310)	$971,185
Bonds payable, net	—	693,756	—	—	693,756
Accounts payable, accrued expenses, and accrued capital expenditures	732	10,325	113,949	(4)	125,002
Dividends payable	23,961	—	—	—	23,961
Due to affiliates	—	—	2,340	(2,340)	—
Deferred income	4	81	18,396	—	18,481
Intangible lease liabilities, net	—	—	27,218	—	27,218
Obligations under capital leases	—	—	120,000	—	120,000
Total liabilities	24,697	1,603,330	997,230	(645,654)	1,979,603
Equity:
Total equity	2,531,936	870,322	2,554,849	(3,425,171)	2,531,936
Total liabilities and equity	$2,556,633	$2,473,652	$3,552,079	$(4,070,825)	$4,511,539

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2018
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income and tenant reimbursements	$—	$2	$283,250	$—	$283,252
Asset and property management fee income	3,792	—	3,592	—	7,384
Other property income	—	—	7,307	—	7,307
	3,792	2	294,149	—	297,943
Expenses:
Property operating costs	—	—	88,813	—	88,813
Asset and property management fee expenses	—	—	854	—	854
Depreciation	—	667	81,128	—	81,795
Amortization	—	—	32,554	—	32,554
Impairment loss on real estate assets	—	—	30,812	—	30,812
General and administrative – corporate	777	9,035	23,167	—	32,979
General and administrative – joint ventures	—	—	3,108	—	3,108
	777	9,702	260,436	—	270,915
	3,015	(9,700)	33,713	—	27,028
Other Income (Expense):
Interest expense	—	(47,055)	(32,903)	23,459	(56,499)
Gain on extinguishment of debt	—	(663)	24,003	—	23,340
Interest and other income	9,547	13,914	6,892	(23,459)	6,894
Gain on sale of unconsolidated joint venture interest	—	762	—	—	762
	9,547	(33,042)	(2,008)	—	(25,503)
Income (loss) before income taxes, unconsolidated entities	12,562	(42,742)	31,705	—	1,525
Income tax expense	—	—	(37)	—	(37)
Income (loss) from unconsolidated entities	(3,071)	46,952	—	(35,878)	8,003
Net income	$9,491	$4,210	$31,668	$(35,878)	$9,491

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income and tenant reimbursements	$—	$(9)	$280,939	$(360)	$280,570
Hotel income	—	—	1,339	—	1,339
Asset and property management fee income	1,908	—	1,874	—	3,782
Other property income	—	—	3,327	(18)	3,309
	1,908	(9)	287,479	(378)	289,000
Expenses:
Property operating costs	—	308	87,857	(360)	87,805
Hotel operating costs	—	—	2,089	—	2,089
Asset and Property Management Fee Expenses:
Related-party	—	3	—	(3)	—
Other	—	—	918	—	918
Depreciation	—	869	79,525	—	80,394
Amortization	—	5	32,398	—	32,403
General and administrative – corporate	259	9,048	25,674	(15)	34,966
General and administrative – joint ventures	—	—	1,454	—	1,454
	259	10,233	229,915	(378)	240,029
	1,649	(10,242)	57,564	—	48,971
Other Income (Expense):
Interest expense	—	(44,259)	(38,238)	21,981	(60,516)
Interest and other income	16,535	7,762	7,213	(21,981)	9,529
Loss on extinguishment of debt	—	—	(325)	—	(325)
	16,535	(36,497)	(31,350)	—	(51,312)
Income (loss) before income taxes, unconsolidated entities, and gains on sales of real estate assets	18,184	(46,739)	26,214	—	(2,341)
Income tax benefit (expense)	—	(1)	214	—	213
Income from unconsolidated entities	157,857	198,620	—	(353,826)	2,651
Income before gains on sales of real estate assets	176,041	151,880	26,428	(353,826)	523
Gains on sales of real estate assets	—	11,050	164,468	—	175,518
Net income	$176,041	$162,930	$190,896	$(353,826)	$176,041

Consolidating Statements of Operations (in thousands)

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income and tenant reimbursements	$—	$5,585	$430,754	$(383)	$435,956
Hotel income	—	—	22,661	—	22,661
Asset and property management fee income	574	—	1,548	—	2,122
Other property income	406	—	12,804	(406)	12,804
	980	5,585	467,767	(789)	473,543
Expenses:
Property operating costs	—	3,209	152,142	(383)	154,968
Hotel operating costs	—	—	18,686	—	18,686
Asset and Property Management Fee Expenses:
Related-party	—	154	—	(154)	—
Other	—	—	1,415	—	1,415
Depreciation	—	2,760	105,783	—	108,543
Amortization	—	364	56,411	—	56,775
General and administrative – corporate	154	8,566	25,408	(252)	33,876
	154	15,053	359,845	(789)	374,263
	826	(9,468)	107,922	—	99,280
Other Income (Expense):
Interest expense	—	(46,797)	(50,302)	29,490	(67,609)
Interest and other income	14,268	15,272	7,238	(29,490)	7,288
Loss on extinguishment of debt	—	(18,987)	(10)	—	(18,997)
	14,268	(50,512)	(43,074)	—	(79,318)
Income (loss) before income taxes, unconsolidated entities, and gains on sales of real estate assets	15,094	(59,980)	64,848	—	19,962
Income tax expense	—	(20)	(425)	—	(445)
Income (loss) from unconsolidated entities	69,187	113,105	—	(189,853)	(7,561)
Income before gains on sales of real estate assets	84,281	53,105	64,423	(189,853)	11,956
Gains on sales of real estate assets	—	—	72,325	—	72,325
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281

Consolidating Statements of Comprehensive Income (in thousands)

	For the Year Ended December 31, 2018
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$9,491	$4,210	$31,668	$(35,878)	$9,491
Market value adjustment to interest rate swap	1,441	1,441	—	(1,441)	1,441
Comprehensive income	$10,932	$5,651	$31,668	$(37,319)	$10,932

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$176,041	$162,930	$190,896	$(353,826)	$176,041
Market value adjustment to interest rate swap	1,786	1,786	—	(1,786)	1,786
Comprehensive income	$177,827	$164,716	$190,896	$(355,612)	$177,827

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$84,281	$53,105	$136,748	$(189,853)	$84,281
Market value adjustment to interest rate swap	1,553	1,553	—	(1,553)	1,553
Comprehensive income	$85,834	$54,658	$136,748	$(191,406)	$85,834

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2018
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash Flows From Operating Activities	$7,225	$8,268	$118,010	$(35,878)	$97,625
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate assets	—	—	284,608	—	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	—	(51)	(118,832)	—	(118,883)
Investment in unconsolidated joint ventures	—	(38,763)	—	—	(38,763)
Distributions from unconsolidated joint ventures	—	13,685	—	—	13,685
Distributions from subsidiaries	161,339	225,261	—	(386,600)	—
Net cash provided by investing activities	161,339	435,215	165,776	(386,600)	375,730
Cash Flows From Financing Activities:
Borrowings, net of fees	—	573,922	—	—	573,922
Repayments	—	(849,000)	(23,175)	—	(872,175)
Distributions	(95,056)	(162,911)	(259,567)	422,478	(95,056)
Repurchases of common stock	(72,495)	—	—	—	(72,495)
Net cash used in financing activities	(167,551)	(437,989)	(282,742)	422,478	(465,804)
Net increase in cash and cash equivalents	1,013	5,494	1,044	—	7,551
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$1,705	$10,573	$4,840	$—	$17,118

Consolidating Statements of Cash Flows (in thousands)

	For the Year Ended December 31, 2017
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash Flows From Operating Activities	$3,966	$(46,268)	$104,226	$—	$61,924
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	—	49,531	688,100	—	737,631
Investment in real estate and related assets	—	(2,203)	(716,093)	—	(718,296)
Investment in unconsolidated joint ventures	—	(369,043)	—	—	(369,043)
Distributions from unconsolidated joint ventures	—	1,985	—	—	1,985
Investments in subsidiaries	(8,671)	(97,505)	—	106,176	—
Net cash used in investing activities	(8,671)	(417,235)	(27,993)	106,176	(347,723)
Cash Flows From Financing Activities:
Borrowings, net of fees	—	781,731	—	—	781,731
Repayments	—	(331,000)	(202,427)	—	(533,427)
Redemptions of common stock	(59,462)	—	—	—	(59,462)
Distributions	(109,561)	1,342	104,834	(106,176)	(109,561)
Net cash provided by (used in) financing activities	(169,023)	452,073	(97,593)	(106,176)	79,281
Net decrease in cash and cash equivalents	(173,728)	(11,430)	(21,360)	—	(206,518)
Cash and cash equivalents, beginning of period	174,420	16,509	25,156	—	216,085
Cash and cash equivalents, end of period	$692	$5,079	$3,796	$—	$9,567

	For the Year Ended December 31, 2016
	Columbia Property Trust (Parent)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash Flows From Operating Activities	$53,980	$86,846	$242,118	$(189,853)	$193,091
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate(1)	—	—	613,732	—	613,732
Investments in real estate and related assets	—	(2,157)	(69,750)	—	(71,907)
Investment in unconsolidated joint ventures	—	(16,212)	—	—	(16,212)
Distributions from subsidiaries(2)	321,911	568,480	—	(890,391)	—
Net cash provided by investing activities	321,911	550,111	543,982	(890,391)	525,613
Cash Flows From Financing Activities:
Borrowings, net of fees(3)	—	780,577	—	—	780,577
Repayments(4)	—	(1,051,000)	(44,460)	—	(1,095,460)
Prepayments to settle debt and interest rate swap(5)	—	(17,921)	—	—	(17,921)
Redemptions of common stock	(53,986)	—	—	—	(53,986)
Distributions(6)	(148,474)	(347,073)	(733,171)	1,080,244	(148,474)
Net cash used in financing activities	(202,460)	(635,417)	(777,631)	1,080,244	(535,264)
Net increase in cash and cash equivalents	173,431	1,540	8,469	—	183,440
Cash and cash equivalents, beginning of period	989	14,969	16,687	—	32,645
Cash and cash equivalents, end of period	$174,420	$16,509	$25,156	$—	$216,085

(1)	Net proceeds from the sale of real estate increased (decreased) by $(603.7) million and $603.7 million for the parent and non-guarantors, respectively.

(2)	Distributions from subsidiaries increased (decreased) by $321.9 million, $568.5 million, and $(890.4) million for the parent, issuer, and eliminations, respectively.

(3)	Borrowings, net of fees, increased (decreased) by $(781.4) million and $781.4 million for the parent and issuer, respectively.

(4)	Repayments increased (decreased) by $1,090.0 million, $(1,051.0) million, and $(39.0) million for the parent, issuer, and non-guarantors respectively.

(5)	Prepayments to settle debt and interest rate swap increased (decreased) by $17.9 million and $(17.9) million for the parent and issuer, respectively.

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
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:

•	On February 8, 2019, the board of directors declared dividends for the first quarter of 2019 in the amount of $0.20 per share, payable on March 15, 2019, to stockholders of record on March 1, 2019.

•	On January 4, 2019, Columbia Property Trust paid an aggregate amount of $23.3 million in dividends for the fourth quarter of 2018 to stockholders of record on December 3, 2018.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2018 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2018			Accumulated Depreciation and Amortization	Date of Construction		Life on Which Depreciation and Amortization is Computed(b)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(a)			Date Acquired
ONE & THREE GLENLAKE	Atlanta, GA	100%	None		$13,363	$155,465	$168,828	$7,774	$13,989	$162,613	$176,602	$55,559	2003/2008	6/25/2004/ 7/31/2008	0 to 40 years
80 M STREET	Washington, D.C.	100%	None		26,248	76,269	102,517	5,214	26,806	80,925	107,731	27,018	2001	6/29/2004	0 to 40 years
95 COLUMBUS	Jersey City, NJ	100%	None		29,061	141,544	170,605	13,021	29,712	153,914	183,626	66,198	1989	10/31/2006	0 to 40 years
PASADENA CORPORATE PARK	Pasadena, CA	100%	None		53,099	59,630	112,729	(616)	53,099	59,014	112,113	20,194	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
LINDBERGH CENTER & RETAIL	Atlanta, GA	100%	None	(c)	—	285,752	285,752	4,088	—	289,840	289,840	85,938	2002	7/1/2008/ 10/24/2018	0 to 40 years
CRANBERRY WOODS DRIVE	Cranberry Township, PA	100%	None		15,512	173,062	188,574	15,185	15,512	188,247	203,759	51,911	2009/2010	6/1/2010	0 to 40 years
221 MAIN STREET	San Francisco, CA	100%	None		60,509	174,629	235,138	14,577	60,509	189,206	249,715	33,900	1974	4/22/2014	0 to 40 years
650 CALIFORNIA STREET	San Francisco, CA	100%	None		75,384	240,441	315,825	22,520	75,384	262,961	338,345	38,761	1964	9/9/2014	0 to 40 years
315 PARK AVENUE SOUTH	New York, NY	100%	None		119,633	249,510	369,143	31,968	119,633	281,478	401,111	27,506	1910	1/7/2015	0 to 40 years
116 HUNTINGTON AVENUE	Boston, MA	100%	None	(d)	—	116,290	116,290	51,939	—	168,229	168,229	21,783	1991	1/8/2015	0 to 40 years
229 WEST 43RD STREET	New York, NY	100%	None		207,233	292,991	500,224	(3,040)	207,233	289,951	497,184	39,455	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
249 WEST 17TH STREET	New York, NY	100%	None		113,149	221,517	334,666	418	113,150	221,934	335,084	11,280	1902/1909	10/11/2017	0 to 40 years
218 WEST 18TH STREET	New York, NY	100%	None		43,836	139,077	182,913	2,975	43,836	142,052	185,888	7,982	1912	10/11/2017	0 to 40 years
149 MADISON AVENUE	New York, NY	100%	None		59,112	28,989	88,101	7,973	59,112	36,962	96,074	—	1916	11/28/2017	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS(e)					$816,139	$2,355,166	$3,171,305	$173,996	$817,975	$2,527,326	$3,345,301	$487,485
UNCONSOLIDATED REAL ESTATE ASSETS (presented at 100% of the Joint Venture's Basis)(f):
MARKET SQUARE	Washington, D.C.	51.0%	$325,000		$152,629	$450,757	$603,386	$(26,401)	$152,629	$424,356	$576,985	$43,993	1990	10/28/2015	0 to 40 years
UNIVERSITY CIRCLE	East Palo Alto, CA	55.0%	None		27,493	278,288	305,781	(98,076)	27,757	179,948	207,705	8,152	2001/2002/ 2003	7/6/2017	0 to 40 years
333 MARKET STREET	San Francisco, CA	55.0%	None		114,483	292,840	407,323	(40,752)	114,484	252,087	366,571	12,359	1979	7/6/2017	0 to 40 years
114 FIFTH AVE	New York, NY	49.5%	None	(c)	—	383,694	383,694	2,156	—	385,850	385,850	39,936	1910	7/6/2017	0 to 40 years
1800 M STREET	Washington, D.C.	55.0%	None		125,735	272,353	398,088	34,603	125,735	306,956	432,691	19,359	1975	10/11/2017	0 to 40 years
799 BROADWAY(g)	New York, NY	49.7%	$101,000		145,991	4,865	150,856	12,312	145,992	17,176	163,168	—	2019	10/3/2018	0 to 40 years
TOTAL UNCONSOLIDATED REAL ESTATE ASSETS					$566,331	$1,682,797	$2,249,128	$(116,158)	$566,597	$1,566,373	$2,132,970	$123,799

(a)	The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $3.509 billion.

(b)
Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years, and buildings are depreciated over 40 years.

(c)	Property is owned subject to a long-term ground lease.

(d)	116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.

(e)	Consolidated real estate assets excludes $3.3 million of corporate assets.

(f)	The aggregate cost of 100% of the land and buildings and improvements, net of debt, held by unconsolidated joint ventures for federal income tax purposes is approximately $1.784 billion.

(g)	799 Broadway is under development.

S-1

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2018	2017		2016
Real Estate:
Balance at beginning of year	$3,612,294	$4,243,531		$4,948,605
Additions to/improvements of real estate	87,398	698,567		41,848
Sale/transfer of real estate	(313,683)	(1,285,915)	(1)	(673,164)
Impairment of real estate	(30,812)	—		—
Write-offs of building and tenant improvements	(1,464)	(3,087)		(5,559)
Write-offs of intangible assets(2)	(6,131)	(14,432)		(30,435)
Write-offs of fully depreciated assets	(2,301)	(26,370)		(37,764)
Balance at end of year	$3,345,301	$3,612,294		$4,243,531
Accumulated Depreciation and Amortization:
Balance at beginning of year	$482,627	$729,025		$863,724
Depreciation and amortization expense	98,858	97,732		140,823
Sale/transfer of real estate	(84,965)	(302,157)	(1)	(203,248)
Write-offs of tenant improvements	(603)	(1,406)		(4,336)
Write-offs of intangible assets(2)	(6,131)	(14,197)		(30,174)
Write-offs of fully depreciated assets	(2,301)	(26,370)		(37,764)
Balance at end of year	$487,485	$482,627		$729,025

(1)
Includes the transfer of 100% of both University Circle and 333 Market Street to unconsolidated joint ventures, in which Columbia Property Trust currently owned a 55.0% interest as of December 31, 2018.

(2)	Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2