Form 10-Q
period 2019-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2019-04-25
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019
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

1170 Peachtree Street NE, Suite 600, Atlanta, Georgia 30309
(Address of principal executive offices) (Zip Code)

(404) 465-2200
(Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	CXP	NYSE
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

Number of shares outstanding of the registrant's
only class of common stock, as of April 22, 2019: 116,879,665 shares

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
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2018. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2018. Columbia Property Trust's results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$803,986	$817,975
Buildings and improvements, less accumulated depreciation of $375,981 and $403,355, as of March 31, 2019 and December 31, 2018, respectively	1,791,926	1,910,041
Intangible lease assets, less accumulated amortization of $74,807 and $84,881, as of March 31, 2019 and December 31, 2018, respectively	64,250	98,540
Construction in progress	37,772	33,800
Real estate assets held for sale, less accumulated depreciation and amortization of $56,948 as of March 31, 2019	145,346	—
Total real estate assets	2,843,280	2,860,356
Operating lease assets	63,829	—
Investments in unconsolidated joint ventures	1,067,905	1,071,353
Cash and cash equivalents	18,551	17,118
Tenant receivables, net of $4 allowance for doubtful accounts as of December 31, 2018	3,760	3,258
Straight-line rent receivable	83,828	87,159
Prepaid expenses and other assets	31,520	23,218
Intangible lease origination costs, less accumulated amortization of $60,186 and $65,348, as of March 31, 2019 and December 31, 2018, respectively	31,626	34,092
Deferred lease costs, less accumulated amortization of $22,325 and $27,735, as of March 31, 2019 and December 31, 2018, respectively	58,932	77,439
Other assets held for sale, less accumulated amortization of $13,593 as of March 31, 2019	20,498	—
Total assets	$4,223,729	$4,173,993
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,544 and $2,692, as of March 31, 2019 and December 31, 2018, respectively	$680,456	$629,308
Bonds payable, net of discounts of $1,259 and $1,304 and unamortized deferred financing costs of $4,005 and $4,158, as of March 31, 2019 and December 31, 2018, respectively	694,736	694,538
Operating lease liabilities	34,738	—
Accounts payable, accrued expenses, and accrued capital expenditures	37,962	49,117
Dividends payable	—	23,340
Deferred income	16,943	15,593
Intangible lease liabilities, less accumulated amortization of $22,812 and $21,766, as of March 31, 2019 and December 31, 2018, respectively	19,539	21,081
Liabilities held for sale, less accumulated amortization of $380 as of March 31, 2019	20,491	—
Total liabilities	1,504,865	1,432,977
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 116,879,665 and 116,698,033 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	1,169	1,167
Additional paid-in capital	4,420,727	4,421,587
Cumulative distributions in excess of earnings	(1,703,945)	(1,684,082)
Cumulative other comprehensive income	913	2,344
Total equity	2,718,864	2,741,016
Total liabilities and equity	$4,223,729	$4,173,993
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Revenues:
Rental income and tenant reimbursements	$71,862	$70,360
Asset and property management fee income	1,869	1,759
Other property income	1,702	1,591
	75,433	73,710
Expenses:
Property operating costs	24,237	23,062
Asset and property management fee expenses	255	208
Depreciation	20,404	20,835
Amortization	7,461	8,016
General and administrative – corporate	8,424	7,794
General and administrative – unconsolidated joint ventures	809	731
	61,590	60,646
Other Income (Expense):
Interest expense	(12,095)	(15,895)
Interest and other income	1	1,803
Gain on sale of unconsolidated joint venture interests	—	762
Income tax expense	(7)	(7)
Income from unconsolidated joint ventures	1,771	1,771
	(10,330)	(11,566)
Net income	$3,513	$1,498
Per-Share Information – Basic:
Net income	$0.03	$0.01
Weighted-average common shares outstanding – basic	116,462	119,082
Per-Share Information – Diluted:
Net income	$0.03	$0.01
Weighted-average common shares outstanding – diluted	116,880	119,350

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Net income	$3,513	$1,498
Market value adjustments to interest rate swap	(1,431)	2,514
Comprehensive income	$2,082	$4,012

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (UNAUDITED)
(in thousands, except per-share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2018	116,698	$1,167	$4,421,587	$(1,684,082)	$2,344	$2,741,016
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	182	2	(860)	—	—	(858)
Distributions to common stockholders ($0.20 per share)			—	(23,376)	—	(23,376)
Net income	—	—	—	3,513	—	3,513
Market value adjustment to interest rate swap	—	—	—	—	(1,431)	(1,431)
Balance, March 31, 2019	116,880	$1,169	$4,420,727	$(1,703,945)	$913	$2,718,864

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,295)	(13)	(27,273)	—	—	(27,286)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	108	1	(444)	—	—	(443)
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,858)	—	(23,858)
Net income	—	—	—	1,498	—	1,498
Market value adjustment to interest rate swap	—	—	—	—	2,514	2,514
Balance, March 31, 2018	118,602	$1,186	$4,459,354	$(1,621,498)	$3,417	$2,842,459
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net income	$3,513	$1,498
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(4,631)	(9,698)
Noncash operating lease expense	212	—
Depreciation	20,404	20,835
Amortization	6,351	7,955
Stock-based compensation expense	1,539	1,528
Noncash interest expense	640	882
Gain on sale of unconsolidated joint venture interests	—	(762)
Income from unconsolidated joint ventures	(1,771)	(1,771)
Distributions of earnings from unconsolidated joint ventures	6,161	8,573
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in tenant receivables, net	(294)	(829)
Decrease in prepaid expenses and other assets	3,563	4,962
Decrease in accounts payable and accrued expenses	(2,701)	(18,185)
Increase (decrease) in deferred income	2,093	(217)
Net cash provided by operating activities	35,079	14,771
Cash Flows From Investing Activities:
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083
Prepaid transaction costs and earnest money	(13,701)	—
Capital improvement and development costs	(19,014)	(19,363)
Deferred lease costs paid	(1,937)	(4,514)
Investments in unconsolidated joint ventures	(6,528)	(1,541)
Distributions from unconsolidated joint ventures	5,672	2,976
Net cash provided by (used in) investing activities	(35,508)	212,641
Cash Flows From Financing Activities:
Financing costs paid	(21)	(17)
Proceeds from lines of credit and notes payable	74,000	109,000
Repayments of lines of credit and notes payable	(23,000)	(247,814)
Distributions paid to stockholders	(46,716)	(47,819)
Redemptions of common stock	(2,401)	(29,261)
Net cash provided by (used in) financing activities	1,862	(215,911)
Net increase in cash and cash equivalents	1,433	11,501
Cash and cash equivalents, beginning of period	17,118	9,567
Cash and cash equivalents, end of period	$18,551	$21,068
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019
(unaudited)

1.	Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes, and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia Property Trust OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and sole owner. Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. Unless otherwise noted herein, references to Columbia Property Trust, "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
As of March 31, 2019, Columbia Property Trust owned 18 operating properties and two properties under development or redevelopment, of which 14 were wholly owned and six were owned through unconsolidated joint ventures, located primarily in New York, San Francisco, Washington, D.C., and Atlanta. As of March 31, 2019, the operating properties contained 8.9 million rentable square feet and were approximately 97.1% leased.

2.	Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on Columbia Property Trust's unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia Property Trust OP, and any variable-interest entity in which Columbia Property Trust or Columbia Property Trust OP is deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia Property Trust OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K").
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
As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During both the three months ended March 31, 2019 and 2018, $0.9 million of interest was capitalized to construction in progress; and during the three months ended March 31, 2019, $0.3 million was capitalized to investments in unconsolidated joint ventures.
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

As of March 31, 2019, One & Three Glenlake Parkway met the criteria to be classified as held for sale in the accompanying balance sheet. The major classes of assets and liabilities classified as held for sale as of March 31, 2019 are provided below (in thousands):

March 31, 2019
Real Estate Assets Held for Sale:
Real Estate Assets, at Cost:
Land	$13,989
Buildings and improvements, less accumulated depreciation of $46,118	104,030
Intangible lease assets, less accumulated amortization of $10,830	533
Construction in progress	26,794
Total real estate assets held for sale, net	$145,346
Other Assets Held for Sale:
Tenant receivables	$53
Straight-line rent receivable	7,700
Prepaid expenses and other assets	49
Intangible lease origination costs, less accumulated amortization of $7,109	350
Deferred lease costs, less accumulated amortization of $6,484	12,346
Total other assets held for sale, net	$20,498
Liabilities Held for Sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$19,632
Deferred income	743
Intangible lease liabilities, less accumulated amortization of $380	116
Total liabilities held for sale, net	$20,491
Evaluating the Recoverability of Real Estate Assets
Columbia Property Trust continually monitors events and changes in circumstances that could indicate that the net carrying amounts of its real estate and related intangible assets and liabilities, of both operating properties and properties under development or redevelopment, may not be recoverable. When indicators of potential impairment are present that suggest that the net carrying amounts of real estate assets and related intangible assets and liabilities may not be recoverable, Columbia Property Trust assesses the recoverability of these net assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the net assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, Columbia Property Trust adjusts the carrying values of the real estate assets and related intangible assets and liabilities to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. At such time that a property is required to be classified as held for sale, its net carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized.
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of March 31, 2019.

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of March 31, 2019 and December 31, 2018, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2019	Gross	$3,174	$135,883	$91,812	$42,351
	Accumulated Amortization	(1,142)	(73,665)	(60,186)	(22,812)
	Net	$2,032	$62,218	$31,626	$19,539
December 31, 2018	Gross	$3,174	$147,668	$99,440	$42,847
	Accumulated Amortization	(1,060)	(81,220)	(65,348)	(21,766)
	Net	$2,114	$66,448	$34,092	$21,081
For the three months ended March 31, 2019 and 2018, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended March 31, 2019	$82	$3,656	$2,100	$1,426
For the Three Months Ended March 31, 2018	$51	$4,339	$2,419	$1,589
The net intangible assets and liabilities remaining as of March 31, 2019 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2019	$246	$10,397	$5,963	$4,122
For the years ending December 31:
2020	275	12,338	7,406	4,597
2021	247	7,490	3,429	1,714
2022	243	5,848	2,406	1,374
2023	243	5,098	2,165	1,308
2024	230	4,756	2,062	1,162
Thereafter	548	16,291	8,195	5,262
	$2,032	$62,218	$31,626	$19,539

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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$913	$2,344
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

	Three Months Ended March 31,
	2019	2018
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(1,431)	$2,514
During the periods presented, no hedge ineffectiveness was required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Columbia Property Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. To the extent that Columbia Property Trust satisfies the distribution requirement but distributes less than 100% of its REIT taxable income, Columbia Property Trust would be subject to federal and state corporate income tax on the undistributed income. Generally, Columbia Property Trust does not incur federal income taxes, other than as described in the following paragraph, because its stockholder distributions typically exceed its taxable income due to noncash expenses such as depreciation. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
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

Reclassification
In connection with adopting Accounting Standard Codification ("ASC") 842, Leases ("ASC 842"), effective January 1, 2019, rental income and tenant reimbursements have been combined into a single line on the consolidated statements of operations for all periods presented. See Recent Accounting Pronouncements below for additional details.
Recent Accounting Pronouncements
Effective January 1, 2019, Columbia Property Trust adopted ASC 842, which amends the lease accounting rules with the following key changes:

•
Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and to classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized using the effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases).

•
Lessors are required to account for leases using an approach that is substantially similar to the pre-existing rules for operating leases, sales-type leases and direct financing leases, with a few targeted changes, including that: (i) lessors are no longer permitted to capitalize and amortize initial indirect costs incurred to obtain a lease, and (ii) provisions for uncollectible tenant receivables are reflected as a reduction to lease revenues, instead of as general and administrative expense.

In connection with transitioning to ASC 842, Columbia Property Trust elected to use certain practical expedients which impact the Company as follows:

•
Prospective implementation. In-place contracts retain their character as to whether they meet the definition of a lease or not; in-place leases retain their classification as an operating, sales-type, or direct financing lease; and prior-period accounting and presentation is unchanged.

•	Rental income and tenant reimbursements are combined in a single line on the statements of operations for all periods presented.

•	Leases with a term of 12 months or less are expensed as incurred, as provided for in a practical expedient elected by Columbia Property Trust.
See Note 10, Leases, for additional information.
Accounting Standard Update 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which will be effective for Columbia Property Trust on January 1, 2020, expands the disclosure requirements related to a change in fair value technique hierarchy. ASU 2018-13 is not expected to have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.

3.	Real Estate Transactions
Acquisitions
During 2018, Columbia Property Trust acquired the following properties and partial interests in properties. Columbia Property Trust did not acquire any properties during the three months ended March 31, 2019.

Property	Location	Date	Percent Acquired	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	October 3, 2018	49.7%	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	October 24, 2018	100.0%	$23,000

(1)	Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.

(2)	Purchase price is for Columbia Property Trust's partial interests in the property, which is owned through an unconsolidated joint venture.
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with Normandy Real Estate Partners ("Normandy") for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the "799 Broadway Joint

Venture"). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million.
Lindbergh Center – Retail
On October 24, 2018, Columbia Property Trust acquired the 147,000 square feet of ancillary retail and office space surrounding its existing property, Lindbergh Center, for a gross purchase price of $23.0 million. As of the acquisition date, Lindbergh Center – Retail was 91% leased to 14 tenants, including Pike Nurseries (18%).
Purchase Price Allocations for Consolidated Property Acquisitions

Lindbergh Center – Retail
Location	Atlanta, GA
Date acquired	October 24, 2018
Purchase Price (in thousands):
Building and improvements	$17,558
Intangible lease assets	5,726
Intangible lease origination costs	794
Intangible below market lease liability	(715)
Total purchase price	$23,363
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information
The following unaudited pro forma statements of operations for the three months ended March 31, 2018, have been prepared for Columbia Property Trust to give effect to the acquisition of Lindbergh Center – Retail as if the acquisition had occurred on January 1, 2017. Columbia Property Trust owned Lindbergh Center – Retail for the entirety of the three months ended March 31, 2019. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had this acquisition been consummated as of January 1, 2017 (in thousands):

Three Months Ended March 31, 2018
Revenues	$74,458
Net income	$1,521

Dispositions
2019 Dispositions
One & Three Glenlake Parkway
On April 15, 2019, Columbia Property Trust closed on the sale of One & Three Glenlake Parkway for a gross sale price of $227.5 million, and expects to recognize a gain related to the sale in the second quarter of 2019. As described in Note 2, Summary of Significant Accounting Policies, One & Three Glenlake Parkway are classified as held for sale as of March 31, 2019, on the accompanying consolidated balance sheet.
2018 Dispositions
During 2018, Columbia Property Trust disposed of the following properties, or partial interests in properties of unconsolidated joint ventures:

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain on Sale (in thousands)
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500	$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000	$24,000
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	$800

(1)	Exclusive of transaction costs and price adjustments.
222 East 41st Street
On May 29, 2018, Columbia Property Trust closed on the sale of 222 East 41st Street in New York, for $332.5 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $30.8 million related to this property in the second quarter of 2018, as further described in Note 2, Summary of Significant Accounting Policies. The proceeds from this transaction were used to fully repay the $180.0 million remaining balance on a bridge loan.
263 Shuman Boulevard
On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender, which extinguished the $49.0 million mortgage liability, accrued interest, and accrued property operating costs, and resulted in a $24.0 million gain on extinguishment of debt.
University Circle & 333 Market Street Joint Ventures
On July 6, 2017, Columbia Property Trust contributed University Circle and 333 Market Street to joint ventures, and simultaneously sold a 22.5% interest in these joint ventures. On February 1, 2018, Columbia Property Trust sold an additional 22.5% interest in University Circle and 333 Market Street to its joint venture partner for $235.3 million, which resulted in a $0.8 million gain on sale of unconsolidated joint venture interests. The gain on sale is calculated as the net sales price over the adjusted carrying value of the joint venture interest sold. Following this transaction, Columbia Property Trust owns a 55.0% interest in the University Circle and 333 Market Street joint ventures. The proceeds from the February 1, 2018 transaction were used to reduce the balance on a bridge loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

4.    Unconsolidated Joint Ventures
As of March 31, 2019 and December 31, 2018, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	March 31, 2019	December 31, 2018
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%	$137,825	$134,250
University Circle Joint Venture	University Circle	San Francisco	55.0%	291,159	292,951
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	272,519	273,783
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%	96,059	99,283
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%	234,837	237,333
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.7%	35,506	33,753
				$1,067,905	$1,071,353

(1)	Includes basis differences.

(2)	Columbia Property Trust capitalized interest of $0.3 million on its investment in the 799 Broadway Joint Venture during the three months ended March 31, 2019.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if other-than-temporary, reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of March 31, 2019.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	March 31, 2019	December 31, 2018	March 31, 2019		December 31, 2018	March 31, 2019	December 31, 2018
Market Square Joint Venture	$586,797	$582,176	$324,775	(2)	$324,762	$248,004	$241,581
University Circle Joint Venture	225,398	224,746	—		—	218,753	219,390
333 Market Street Joint Venture	372,814	375,884	—		—	358,452	360,915
114 Fifth Avenue Joint Venture	498,686	377,970	—		—	143,138	149,243
1800 M Street Joint Venture	441,114	447,585	—		—	424,501	429,016
799 Broadway Joint Venture	170,075	168,390	98,130	(3)	95,630	69,836	67,189
	$2,294,884	$2,176,751	$422,905		$420,392	$1,462,684	$1,467,334

(1)
Excludes basis differences. There is an aggregate net difference of $281.2 million and $282.0 million as of March 31, 2019 and December 31, 2018, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

(2)
The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023. For a discussion of Columbia Property Trust's guaranty of a portion of this mortgage note, see Note 7, Commitments and Contingencies.

(3)
Reflects $103.1 million outstanding, net of $5.0 million of net unamortized deferred financing costs, on the 799 Broadway construction loan.  The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.

Summarized income statement information for the unconsolidated joint ventures for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2019	2018	2019	2018
Market Square Joint Venture	$11,337	$11,015	$(2,595)	$(3,009)	$(1,323)	$(1,534)
University Circle Joint Venture	11,272	10,341	6,364	5,505	3,500	3,429
333 Market Street Joint Venture	7,054	6,668	3,713	3,557	2,042	2,227
114 Fifth Avenue Joint Venture	10,919	10,300	(2,506)	(2,331)	(1,240)	(1,154)
1800 M Street Joint Venture	9,454	8,897	388	243	214	133
799 Broadway Joint Venture	—	—	(526)	—	(262)	—
	$50,036	$47,221	$4,838	$3,965	$2,931	$3,101

(1)
Excludes amortization of basis differences described in footnote (1) to the above table, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Asset and Property Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three months ended March 31, 2019 and 2018, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended March 31,
	2019	2018
Market Square Joint Venture	$568	$523
University Circle Joint Venture	574	529
333 Market Street Joint Venture	207	197
1800 M Street Joint Venture	520	510
	$1,869	$1,759
Columbia Property Trust also received reimbursements of property operating costs of $1.2 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. These reimbursements are included in other property income revenues in the accompanying consolidated statements of operations. Property and asset management fees of $0.6 million and $0.7 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively. Additionally, Columbia Property Trust leases office space from the Market Square Joint Venture, and the 799 Broadway Joint Venture leases retail space from Columbia Property Trust. Under these leases, Columbia Property Trust paid $37,000 to the Market Square Joint Venture and received $30,000 from the 799 Broadway Joint Venture, for the three months ended March 31, 2019.
5.    Line of Credit and Notes Payable
As of March 31, 2019 and December 31, 2018, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	March 31, 2019	December 31, 2018
Revolving Credit Facility	$533,000	$482,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,544)	(2,692)
	$680,456	$629,308
On December 7, 2018, Columbia Property Trust amended and restated its $500.0 million revolving credit facility and $300.0 million unsecured term loan (together, the "Credit Agreement"). The Credit Agreement provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a 12-month, delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan"). The $300 Million Term Loan remains undrawn at March 31, 2019 and may be drawn until December 7, 2019.
At Columbia Property Trust's option, borrowings under the Credit Agreement bear interest at either (i) the alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.45% for the Revolving Credit Facility and 0.00% to 0.65% for the $300 Million Term Loan, or (ii) the LIBOR rate, as defined in the credit agreement, plus an applicable margin based on five stated pricing levels ranging from 0.775% to 1.45% for the Revolving Credit Facility and 0.85% to 1.65% for the $300 Million Term Loan, in each case based on the Columbia Property Trust's credit rating.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2019 and December 31, 2018, was approximately $683.1 million and $632.1 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2019 and December 31, 2018, was $683.0 million and $632.0 million, respectively. Columbia Property Trust estimated the fair value of the $150 Million Term Loan and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the three months ended March 31, 2019 and 2018, Columbia Property Trust made interest payments of approximately $5.6 million and $6.3 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the three months ended March 31, 2019, Columbia Property Trust capitalized interest of $1.2 million, $0.9 million of which was capitalized to construction in progress, and $0.3 million of which was capitalized to investments in unconsolidated joint ventures. During the three months ended March 31, 2018, Columbia Property Trust capitalized interest of $0.9 million, all of which was capitalized to construction in progress. For the three months ended March 31, 2019, the weighted average interest rate on Columbia Property Trust’s outstanding borrowings was 3.59%.
Debt Covenants
As of March 31, 2019, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.
6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of March 31, 2019 and December 31, 2018: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $6.4 million were made on the Bonds Payable during both the three months ended March 31, 2019 and 2018. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of March 31, 2019, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of March 31, 2019 and December 31, 2018, the estimated fair value of the Bonds Payable was approximately $695.1 million and $685.0 million, respectively, and the related carrying value, net of discounts, as of both March 31, 2019 and December 31, 2018 was $698.7 million. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of March 31, 2019, Columbia Property Trust had one individually significant unrecorded tenant allowance commitment: $28.3 million for the WeWork lease at 149 Madison Avenue. These commitments will be accrued as the related costs are incurred.
Guaranties of Debt of Unconsolidated Joint Ventures
Columbia Property Trust guarantees portions of the debt at two of its unconsolidated joint ventures (see Note 4, Unconsolidated Joint Ventures).

•
As of March 31, 2019, Columbia Property Trust guaranteed $4.0 million of the $325.0 million Market Square mortgage loan. In April 2019, as a result of additional leasing, the guaranty was reduced to $0 and eliminated.

•
As of March 31, 2019, the 799 Broadway Joint Venture has $103.1 million in outstanding borrowings on the Construction Loan. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of March 31, 2019, the remaining equity contribution requirement is $47.7 million, of which $23.7 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of March 31, 2019, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the three months ended March 31, 2019, Columbia Property Trust did not make any share repurchases. As of March 31, 2019, $124.4 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.

Long-Term Incentive Compensation
Columbia Property Trust maintains a stockholder-approved, long-term incentive plan (the "LTI Plan") that provides for grants of up to 4.8 million shares of stock to be made to certain employees and independent directors of Columbia Property Trust.
Employee Awards
Under the LTI Plan, Columbia Property Trust grants time-based stock awards and performance-based restricted stock unit awards to its employees.
On January 1, 2019, Columbia Property Trust granted 175,129 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2019, Columbia Property Trust granted 221,199 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the 2019 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. Below is a summary of the employee awards issued under the LTI Plan in the three months ended March 31, 2019:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)		Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	375	$22.15	454		$19.37
Granted	175	$19.35	256	(3)	$17.66
Vested	(165)	$21.98	(121)		$19.08
Forfeited	—	$—	—		$—
Unvested awards – end of period(4)	385	$20.95	589		$18.77

(1)	Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)	Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.

(3)	Includes approximately 35,000 RSUs, which were converted to shares based on performance, as defined by the LTI Plan, over the period from January 1, 2017 through December 31, 2018.

(4)
As of March 31, 2019, Columbia Property Trust expects approximately 370,000 of the 385,000 unvested restricted stock units to ultimately vest and approximately 566,000 of the 589,000 unvested Performance-Based RSUs, assuming a weighted-average forfeiture rate of 3.8%, which was determined based on historical forfeiture rates.

Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually for the following year. For the three months ended March 31, 2018 and 2019, no stock grants were made to the directors.
Stock-Based Compensation Expense
For the three months ended March 31, 2019 and 2018, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization of time-based awards granted under the LTI Plan	$884	$1,036
Amortization of performance-based awards granted under the LTI Plan(1)	655	492
Total stock-based compensation expense	$1,539	$1,528

(1)	Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. As of March 31, 2019 and December 31, 2018, there were $13.6 million and $8.6 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant.

9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Amortization of net discounts on debt	$45	$45
Accrued investments in unconsolidated joint ventures	$88	$—
Accrued capital expenditures and deferred lease costs	$19,603	$12,414
Operating lease liability recorded at adoption of ASC 842	$34,791	$—
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(1,431)	$2,514
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-Financial Assets	$—	$357,755
Amortization of common stock issued to employees and directors	$1,539	$1,528

10.     Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. Operating lease assets represent Columbia Property Trust's right to use the underlying asset over the lease term, and operating lease liabilities represent Columbia Property Trust's obligation to make lease payments over the lease term. Operating lease liabilities are measured as the present value of lease payments over the lease term. As most of Columbia Property Trust's leases do not provide an implicit rate, Columbia Property Trust uses its incremental borrowing rate, based on information available at commencement, to calculate the present value of lease payments. Lease term extensions are included in the operating lease liability when it is reasonably certain that they will be exercised. Any variable payments for non-lease services provided under leases are expensed as incurred. Operating lease assets are measured based on the corresponding operating lease liability amount, reduced for lease incentives and straight-line rent payable (receivable) balances at adoption of ASC 842. Operating lease expense is recognized on a straight-line basis over the lease term, and is reflected as property operating costs for ground leases and as general and administrative – corporate for all other operating leases. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases.
As of March 31, 2019, Columbia Property Trust has three ground leases with remaining lease terms ranging from 58 years to 111 years, inclusive of renewal options, which are included in operating lease assets of $63.8 million. Under one of the ground leases, payments for all future periods have already been made. Thus, as of March 31, 2019, operating lease liabilities of $34.7 million reflect the present value of future payments due under the other two ground leases, which have remaining lease terms ranging from 80 years to 111 years, inclusive of renewal options.
As of March 31, 2019, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (thousands):

Remainder of 2019	$1,877
2020	2,539
2021	2,704
2022	2,743
2023	2,023
2024	1,962
Thereafter	174,821
Total lease payments	188,669
Less: interest expense	(153,931)
Present value of lease liabilities	$34,738
Weighted-average remaining lease term (years)	76 years
Weighted-average discount rate	6.6%
As of December 31, 2018, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (in thousands):

2019	$2,502
2020	2,539
2021	2,704
2022	2,743
2023	2,023
Thereafter	176,782
Total	$189,293

Columbia Property Trust's operating leases had the following impacts on the consolidated balance sheet as of March 31, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Assets:
Total operating lease assets	$61,849	$1,980	$63,829
Liabilities:
Total operating lease liabilities	$32,112	$2,626	$34,738
Columbia Property Trust's operating leases had the following impacts on the consolidated statements of operations for the three months ended March 31, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Property operating costs	$692	$—	$692
General and administrative – corporate	—	145	145
Total operating lease expenses	$692	$145	$837
Columbia Property Trust's operating leases had the following impacts on the consolidated statements of cash flows for the three months ended March 31, 2019:

	Ground Leases	Office Lease	Total Operating Leases
Cash paid for operating lease liabilities included in cash flows from operations	$(451)	$(174)	$(625)
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Some of Columbia Property Trust's leases contain extension and/or termination options; however, the exercise of these extensions or terminations is at the discretion of the tenant and subject to negotiations. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in rental income and tenant reimbursements on the consolidated statements of operations. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases. As of March 31, 2019, the weighted-average remaining term for such leases is approximately 6.9 years.
Rental income and tenant reimbursements include fixed and variable payments. Fixed payments primarily relate to base rent; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three months ended March 31, 2019 are as follows (in thousands):

Three Months Ended March 31, 2019
Fixed payments	$65,517
Variable payments	6,345
Total rental income and tenant reimbursements	$71,862

As of March 31, 2019, the future minimum lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (thousands):

Remainder of 2019	$184,860
2020	251,836
2021	225,294
2022	213,492
2023	196,011
2024	183,205
Thereafter	939,626
Total	$2,194,324
As of December 31, 2018, the future minimum lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (in thousands):

2019	$242,370
2020	247,826
2021	221,692
2022	209,845
2023	192,261
Thereafter	1,106,275
Total	$2,220,269

11.     Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 10, Leases. Columbia Property Trust also has the following non-lease revenue streams.
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. For the three months ended March 31, 2019 and 2018, Columbia Property Trust earned revenues of $1.9 million and $1.8 million, respectively, under these agreements.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. For the three months ended March 31, 2019, Columbia Property Trust earned leasing override fees of $3,000, which are included in asset and property management fee income on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. For the three months ended March 31, 2019 and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $1.1 million and $1.0 million, respectively, which is included in other property income on the accompanying consolidated statements of income.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are included in other property income on the accompanying consolidated statements of income. For both the three months ended March 31, 2019 and 2018, Columbia Property Trust earned miscellaneous revenue of $0.2 million, which is included in other property income on the accompanying consolidated statements of income.

12.    Earnings Per Share
For the three months ended March 31, 2019 and 2018, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$3,513	$1,498
Distributions paid on unvested shares	(77)	(73)
Net income used to calculate basic and diluted earnings per share	$3,436	$1,425
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted-average common shares – basic	116,462	119,082
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	90	70
Future period LTI Plan awards	328	198
Weighted-average common shares – diluted	116,880	119,350
13.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of March 31, 2019, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
Net operating income ("NOI") is a non-GAAP financial measure. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include property operating costs. The NOI performance metric consists only of revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended March 31,
	2019	2018
New York(1)	$38,696	$40,909
San Francisco(2)	27,763	23,520
Atlanta	11,223	9,858
Washington, D.C.(3)	14,130	13,972
Boston	3,674	3,370
Los Angeles	1,934	1,920
All other office markets	3,903	3,936
Total office segments	101,323	97,485
Corporate	786	681
Total operating revenues	$102,109	$98,166

(1)	Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% for all periods presented.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through March 31, 2019.

(3)
Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenues	$75,433	$73,710
Operating revenues included in income from unconsolidated joint ventures(1)	28,545	26,215
Less: asset and property management fee income(2)	(1,869)	(1,759)
Total operating revenues	$102,109	$98,166

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 11, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2019	2018
New York(1)	$22,806	$24,179
San Francisco(2)	20,497	19,554
Atlanta	8,151	8,754
Washington, D.C.(3)	8,453	8,330
Boston	1,989	1,768
Los Angeles	1,119	1,208
All other office markets	3,836	3,291
Total office segments	66,851	67,084
Corporate	(205)	(225)
Total NOI	$66,646	$66,859

(1)
Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through March 31, 2019.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through March 31, 2019.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$3,513	$1,498
Depreciation	20,404	20,835
Amortization	7,461	8,016
General and administrative – corporate	8,424	7,794
General and administrative – unconsolidated joint ventures	809	731
Net interest expense	12,094	15,892
Interest income from development authority bonds	—	(1,800)
Gain on sale of unconsolidated joint venture interests	—	(762)
Income tax expense	7	7
Asset and property management fee income	(1,869)	(1,759)
Adjustments included in income from unconsolidated joint ventures	15,803	16,407
NOI	$66,646	$66,859

14.     Financial Information for Parent Guarantor, Issuer Subsidiary, and Non-Guarantor Subsidiaries
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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its consolidated financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of March 31, 2019 and December 31, 2018, as well as its condensed consolidating statements of operations, its condensed consolidating statements of comprehensive income, and its condensed consolidating statements of cash flows for the three months ended March 31, 2019 and 2018.

Condensed Consolidating Balance Sheets (in thousands):

	As of March 31, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$803,986	$—	$803,986
Buildings and improvements, net	—	1,633	1,790,293	—	1,791,926
Intangible lease assets, net	—	—	64,250	—	64,250
Construction in progress	—	—	37,772	—	37,772
Real estate assets held for sale, net	—	—	145,346	—	145,346
Total real estate assets	—	1,633	2,841,647	—	2,843,280
Operating lease assets	1,980	—	61,849	—	63,829
Investments in unconsolidated joint ventures	—	1,067,905	—	—	1,067,905
Cash and cash equivalents	165	11,768	6,618	—	18,551
Investment in subsidiaries	2,578,461	1,202,861	—	(3,781,322)	—
Tenant receivables	—	—	3,760	—	3,760
Straight-line rent receivable	—	—	83,828	—	83,828
Prepaid expenses and other assets	140,890	352,349	7,309	(469,028)	31,520
Intangible lease origination costs, net	—	—	31,626	—	31,626
Deferred lease costs, net	—	—	58,932	—	58,932
Other assets held for sale	—	—	20,498	—	20,498
Total assets	$2,721,496	$2,636,516	$3,116,067	$(4,250,350)	$4,223,729
Liabilities:
Line of credit and notes payable, net	$—	$680,456	$467,344	$(467,344)	$680,456
Bonds payable, net	—	694,736	—	—	694,736
Operating lease liabilities	2,626	—	32,112	—	34,738
Accounts payable, accrued expenses, and accrued capital expenditures	6	10,628	27,328	—	37,962
Due to affiliates	—	—	1,684	(1,684)	—
Deferred income	—	—	16,943	—	16,943
Intangible lease liabilities, net	—	—	19,539	—	19,539
Liabilities held for sale	—	—	20,491	—	20,491
Total liabilities	2,632	1,385,820	585,441	(469,028)	1,504,865
Equity:
Total equity	2,718,864	1,250,696	2,530,626	(3,781,322)	2,718,864
Total liabilities and equity	$2,721,496	$2,636,516	$3,116,067	$(4,250,350)	$4,223,729

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$817,975	$—	$817,975
Building and improvements, net	—	1,739	1,908,302	—	1,910,041
Intangible lease assets, net	—	—	98,540	—	98,540
Construction in progress	—	—	33,800	—	33,800
Total real estate assets	—	1,739	2,858,617	—	2,860,356
Investments in unconsolidated joint ventures	—	1,071,353	—	—	1,071,353
Cash and cash equivalents	1,705	10,573	4,840	—	17,118
Investment in subsidiaries	2,622,528	1,236,982	—	(3,859,510)	—
Tenant receivables, net	—	—	3,258	—	3,258
Straight-line rent receivable	—	—	87,159	—	87,159
Prepaid expenses and other assets	140,797	340,071	11,379	(469,029)	23,218
Intangible lease origination costs, net	—	—	34,092	—	34,092
Deferred lease costs, net	—	—	77,439	—	77,439
Total assets	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993
Liabilities:
Lines of credit and notes payable, net	$—	$629,308	$467,344	$(467,344)	$629,308
Bonds payable, net	—	694,538	—	—	694,538
Accounts payable, accrued expenses, and accrued capital expenditures	674	9,441	39,007	(5)	49,117
Dividends payable	23,340	—	—	—	23,340
Due to affiliates	—	—	1,680	(1,680)	—
Deferred income	—	—	15,593	—	15,593
Intangible lease liabilities, net	—	—	21,081	—	21,081
Total liabilities	24,014	1,333,287	544,705	(469,029)	1,432,977
Equity:
Total equity	2,741,016	1,327,431	2,532,079	(3,859,510)	2,741,016
Total liabilities and equity	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended March 31, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income and tenant reimbursements	$—	$—	$71,862	$—	$71,862
Asset and property management fee income	912	—	957	—	1,869
Other property income	—	—	1,702	—	1,702
	912	—	74,521	—	75,433
Expenses:
Property operating costs	—	—	24,237	—	24,237
Asset and property management fees	—	—	255	—	255
Depreciation	—	171	20,233	—	20,404
Amortization	—	—	7,461	—	7,461
General and administrative – corporate	199	2,220	6,005	—	8,424
General and administrative – unconsolidated joint ventures	—	—	809	—	809
	199	2,391	59,000	—	61,590
Other income (expense):
Interest expense	—	(12,095)	(5,053)	5,053	(12,095)
Interest and other income	1,575	3,478	1	(5,053)	1
Income tax expense	—	—	(7)	—	(7)
Income (loss) from unconsolidated entities	1,225	14,933	(3)	(14,384)	1,771
	2,800	6,316	(5,062)	(14,384)	(10,330)
Net income	$3,513	$3,925	$10,459	$(14,384)	$3,513

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Rental income and tenant reimbursements	$—	$—	$70,360	$—	$70,360
Asset and property management fee income	905	—	854	—	1,759
Other property income	—	—	1,591	—	1,591
	905	—	72,805	—	73,710
Expenses:
Property operating costs	—	—	23,062	—	23,062
Asset and property management fees	—	—	208	—	208
Depreciation	—	167	20,668	—	20,835
Amortization	—	—	8,016	—	8,016
General and administrative – corporate	198	2,309	5,287	—	7,794
General and administrative – unconsolidated joint ventures	—	—	731	—	731
	198	2,476	57,972	—	60,646
Other income (expense):
Interest expense	—	(12,434)	(10,494)	7,033	(15,895)
Interest and other income	3,555	3,478	1,803	(7,033)	1,803
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
Income tax expense	—	—	(7)	—	(7)
Income (loss) from unconsolidated entities	(2,764)	9,194	—	(4,659)	1,771
	791	1,000	(8,698)	(4,659)	(11,566)
Net income (loss)	$1,498	$(1,476)	$6,135	$(4,659)	$1,498

Condensed Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended March 31, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$3,513	$3,925	$10,459	$(14,384)	$3,513
Market value adjustments to interest rate swaps	(1,431)	(1,431)	—	1,431	(1,431)
Comprehensive income	$2,082	$2,494	$10,459	$(12,953)	$2,082

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$1,498	$(1,476)	$6,135	$(4,659)	$1,498
Market value adjustments to interest rate swaps	2,514	2,514	—	(2,514)	2,514
Comprehensive income	$4,012	$1,038	$6,135	$(7,173)	$4,012

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$4,638	$2,948	$41,877	$(14,384)	$35,079
Cash flows from investing activities:
Investment in real estate and related assets	(13,701)	—	(20,951)	—	(34,652)
Investments in unconsolidated joint ventures	—	(6,528)	—	—	(6,528)
Distributions from unconsolidated joint ventures	—	5,672	—	—	5,672
Distributions from subsidiaries	56,640	7,313	—	(63,953)	—
Net cash provided by (used in) investing activities	42,939	6,457	(20,951)	(63,953)	(35,508)
Cash flows from financing activities:
Borrowings, net of fees	—	73,979	—	—	73,979
Repayments	—	(23,000)	—	—	(23,000)
Distributions	(46,716)	(59,189)	(19,148)	78,337	(46,716)
Repurchases of common stock	(2,401)	—	—	—	(2,401)
Net cash provided by (used in) financing activities	(49,117)	(8,210)	(19,148)	78,337	1,862
Net increase (decrease) in cash and cash equivalents	(1,540)	1,195	1,778	—	1,433
Cash and cash equivalents, beginning of period	1,705	10,573	4,840	—	17,118
Cash and cash equivalents, end of period	$165	$11,768	$6,618	$—	$18,551

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Three Months Ended March 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$708	$(5,326)	$19,389	$—	$14,771
Cash flows from investing activities:
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	—	—	(23,877)	—	(23,877)
Investments in unconsolidated joint ventures	—	(1,541)	—	—	(1,541)
Distributions from unconsolidated joint ventures	—	2,976	—	—	2,976
Distributions from subsidiaries	75,935	(9,988)	—	(65,947)	—
Net cash provided by (used in) investing activities	75,935	226,530	(23,877)	(65,947)	212,641
Cash flows from financing activities:
Borrowings, net of fees	—	108,983	—	—	108,983
Repayments	—	(247,000)	(814)	—	(247,814)
Distributions	(47,819)	(77,811)	11,864	65,947	(47,819)
Repurchases of common stock	(29,261)	—	—	—	(29,261)
Net cash provided by (used in) financing activities	(77,080)	(215,828)	11,050	65,947	(215,911)
Net increase (decrease) in cash and cash equivalents	(437)	5,376	6,562	—	11,501
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$255	$10,455	$10,358	$—	$21,068

15.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and notes that the sale of One & Three Glenlake Parkway closed on April 15, 2019. See Note 3, Real Estate Transactions, for additional details.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K.
Executive Summary
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties, by owning and operating high-quality office properties located in certain high-barrier-to-entry markets. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, and development projects with an emphasis on central business districts and multi-tenant buildings. Over the past several years, we have undertaken a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $4.0 billion, including the following recent transactions:

•	In April 2019, we sold One & Three Glenlake Parkway in Atlanta for a gross sale price of $227.5 million, which we expect to result in a gain in the second quarter of 2019.

•	In October 2018, we acquired a 49.7% interest in a joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York.

•	In May 2018, we sold 222 East 41st Street in New York, after releasing the property to a single tenant for 30 years, for $332.5 million.
In March 2019, we entered into a contract with a joint venture partner to purchase a 16-story, 235,000-square-foot office building in Manhattan for a full-scale redevelopment project. We are continuing to actively pursue additional strategic investment opportunities in our target markets, and selective property dispositions in non-target markets.
Our portfolio is 97.1% leased, with less than 2% of our leases scheduled to expire this year and a substantial majority of our revenues generated from properties in our high-barrier target markets. We continue to maintain a strong and flexible balance sheet. In December 2018, we amended and restated our $500 million unsecured revolving credit facility and $300 million unsecured term loan, resulting in a $950 million combined credit facility. The amended and restated facility extended maturities, lowered interest costs, and increased the Revolving Credit Facility from $500 million to $650 million. Further, the new $300 million term loan is currently undrawn and includes a delayed-draw feature, which allows for us to fully draw the term loan by December 7, 2019. As of March 31, 2019, our debt-to-real-estate-asset ratio is 33.2%(1)(2); 92%(1) of our portfolio is unencumbered by mortgages; and our weighted average cost of borrowing during the quarter is 3.85%(1) per annum. Our debt maturities are laddered, coming due in three to six years, and $683.0 million of our unsecured borrowings can be repaid prior to maturity without penalty.
From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. As of March 31, 2019, $124.4 million remains available under our current repurchase program.

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

(2)	On a net basis (i.e., reduced for cash on hand), our debt-to-real-estate-asset ratio is 32.3%.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 96.8% at March 31, 2018 to 97.1% at March 31, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended March 31,
	2019	2018
Total number of leases	13	17
Square feet of leasing – renewal	3,925	18,146
Square feet of leasing – new	63,291	97,014
Total square feet of leasing	67,216	115,160
Lease term (months)	130	96
Tenant improvements, per square foot – renewal	$102.91	$33.47
Tenant improvements, per square foot – new	$91.72	$62.78
Tenant improvements, per square foot – all leases	$92.01	$60.87
Leasing commissions, per square foot – renewal	$23.53	$6.76
Leasing commissions, per square foot – new	$69.87	$29.84
Leasing commissions, per square foot – all leases	$68.65	$27.96

Rent leasing spread – renewal(1)	—%	11.2%
Rent leasing spread – new(1)	65.8%	66.2%
Rent leasing spread – all leases(1)	61.7%	63.2%

(1)	Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
Current-quarter rent leasing spreads (positive 61.7%) and lease commissions ($68.65 per square foot) primarily relate to a new 3,500-square-foot retail lease at 315 Park Avenue South in New York, offset by other leasing across our portfolio; and current quarter tenant improvement costs for lease renewals ($102.91 per square foot) primarily relate to a 3,000-square-foot lease at Market Square, measured at our proportionate share. For the first three months of 2018, rent leasing spreads were positive (63.2%) primarily due to a new 27,000-square-foot lease at 218 West 18th Street in New York. Over the next 12 months, approximately 131,000 square feet of leases at our operating properties (approximately 2.5% of our portfolio, based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.20 dividend rate for the first quarter of 2019.
Short-Term Liquidity and Capital Resources
During the first three months of 2019, we generated net cash flows from operating activities of $35.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $46.7 million, which included dividend payments for two quarters ($23.3 million for the fourth quarter of 2018 and $23.4 million for the first quarter of 2019). Primarily, as a result of paying two dividends in the current period, distributions to stockholders exceeded cash flows from operating activities for the first quarter of 2019.

During the first three months of 2019, we drew $51.0 million of net borrowings on our Revolving Credit Facility, which were used to fund leasing and capital projects, including those at our joint ventures, of $27.5 million; and an earnest money deposit of $13.7 million, related to a joint venture that will redevelop 250 Church Street in New York.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be property acquisitions, development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of April 22, 2019, we have access to $308.0 million under our Revolving Credit Facility and $300.0 million under our delayed-draw term loan. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and borrowing proceeds. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; development and redevelopment costs; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy, over the long term, we have generally maintained debt levels of less than 40% of the undepreciated costs of our assets. As of March 31, 2019, our debt-to-real-estate-asset ratio was approximately 33.2%. Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. If LIBOR is no longer widely available, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of March 31, 2019, we had $533.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
Our $300 Million Term Loan matures in January 2024 and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base rate loans, based on our applicable credit rating. The per annum facility fee on the aggregate term loan commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. As of March 31, 2019, the $300 million term loan remained undrawn and includes a delayed-draw feature, which allows us until December 7, 2019 to fully draw the term loan.
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

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of March 31, 2019. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of March 31, 2019, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations(1)	$1,599,980	$—	$51,230	$848,750	$700,000
Interest obligations on debt(1)(2)	319,026	48,674	128,060	89,004	53,288
Operating lease obligations(3)	1,361,539	6,332	17,124	17,388	1,320,695
Total	$3,280,545	$55,006	$196,414	$955,142	$2,073,983

(1)
Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We own a 51% interest in the Market Square Joint Venture. The 799 Broadway Joint Venture has $103.1 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus 4.25%; and matures on October 9, 2021. We own a 49.7% interest in the 799 Broadway Joint Venture. As of March 31, 2019, we guarantee $4.0 million of the Market Square Buildings mortgage loan, and under the 799 Broadway construction loan agreement, we guarantee equity contributions of $23.7 million to be made to the joint venture (see Note 7, Commitments and Contingencies, to the accompanying financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of March 31, 2019. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office lease. See Note 10, Leases, for additional information. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of March 31, 2019, our portfolio of 18 operating properties and two properties under development or redevelopment was approximately 97.1% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	49.7%	182,000	October 3, 2018	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	100.0%	147,000	October 24, 2018	$23,000

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)
Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2018
222 East 41st Street	New York, NY	100.0%	390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%	354,000	April 13, 2018	$49,000	(2)
University Circle and 333 Market Street Joint Ventures(3)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300

(1)	Exclusive of transaction costs and price adjustments.

(2)	Reflects the principal balance of the 263 Shuman Boulevard mortgage note, which was extinguished by transferring the property to the lender in the second quarter of 2018.

(3)	After the closing of this transaction, we retain a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.
Comparison of the Three Months Ended March 31, 2019 With the Three Months Ended March 31, 2018
Rental income and tenant reimbursements were $71.9 million for the three months ended March 31, 2019, which represents a slight increase as compared with $70.4 million for the three months ended March 31, 2018, as additional revenues from recent leasing ($5.1 million) and the acquisition of Lindbergh Center – Retail ($0.8 million) were offset by the impact of the prior-year sale of 222 East 41st Street ($ 4.5 million). We expect future rental income to vary based on recent and future investing and leasing activities.
Asset and property management fee income was relatively stable at $1.9 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively. We expect asset and property management fee income to remain at similar levels in the near term.
Other property income was also relatively stable at $1.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. Other property operating income is expected to vary in the future, based on additional future joint venture activities and lease restructurings.
Property operating costs were $24.2 million for the three months ended March 31, 2019, which represents a slight increase as compared with $23.1 million for the three months ended March 31, 2018, respectively. The increase is primarily due to property and other taxes ($1.1 million), other operating cost increases across our same store portfolio ($1.2 million), and the acquisition of Lindbergh Center – Retail ($0.6 million), which are offset by the impact of dispositions ($1.8 million). Property operating costs are expected to vary with future leasing activity and changes in our portfolio.
Asset and property management fee expenses were $0.3 million for the three months ended March 31, 2019, which represents a slight increase as compared with $0.2 million for the three months ended March 31, 2018, primarily due to the acquisition of

Lindbergh Center – Retail. Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $20.4 million for the three months ended March 31, 2019, which represents a slight decrease as compared with $20.8 million for the three months ended March 31, 2018. The impact of the prior-year dispositions ($1.1 million) was partially offset by capital projects across the portfolio ($0.7 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $7.5 million for the three months ended March 31, 2019, which represents a decrease as compared with $8.0 million for the three months ended March 31, 2018, primarily due to lease terminations and extensions ($0.6 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $8.4 million for the three months ended March 31, 2019, which represents an increase from $7.8 million for the three months ended March 31, 2018, primarily due to compensation costs related to expanding our team in the second half of 2018 ($0.4 million) and additional insurance costs ($0.3 million). General and administrative – corporate expenses are expected to remain at similar levels in the near term.
General and administrative – unconsolidated joint ventures expenses were relatively stable at $0.8 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
Interest expense was $12.1 million for the three months ended March 31, 2019, which represents a decrease from $15.9 million for the three months ended March 31, 2018. The decrease results from prior-year debt repayments and settlements ($3.3 million), the settlement of a capital lease obligation using the corresponding development authority bonds ($1.8 million), and interest capitalization ($0.3 million), which are partially offset by the net impact of using our Revolving Credit Facility to pay down the $300 Million Term Loan ($1.6 million). We expect interest expense to vary in the near term based on future financing activities.
Interest and other income was $1,000 for the three months ended March 31, 2019, which represents a decrease compared with $1.8 million for the three months ended March 31, 2018. The majority of this income in 2018 was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million in 2018, related to the sale of a second 22.5% interest in University Circle and 333 Market Street joint ventures in February 2018. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
Income from the unconsolidated joint ventures was flat at $1.8 million for both the three months ended March 31, 2019 and 2018. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
Net income was $3.5 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2019, which represents an increase as compared with net income of $1.5 million, or $0.01 per basic and diluted share, for the three months ended March 31, 2018. The increase is primarily due to recent leasing ($3.5 million), partially offset by a reduction in income due to prior-year dispositions ($1.5 million). See the "Supplemental Performance Measures" section below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of March 31, 2019, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 13, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended March 31,
	2019	2018
New York(1)	$22,806	$24,179
San Francisco(2)	20,497	19,554
Atlanta	8,151	8,754
Washington, D.C.(3)	8,453	8,330
Boston	1,989	1,768
Los Angeles	1,119	1,208
All other office markets	3,836	3,291
Total office segments	66,851	67,084
Corporate	(205)	(225)
Total NOI	$66,646	$66,859

(1)
Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on our ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through March 31, 2019.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on our ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through March 31, 2019.

(3)	Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
New York
NOI has decreased as a result of the sale of 222 East 41st Street in May of 2018, partially offset by leasing, primarily at 315 Park Avenue South. From March 31, 2018 to March 31, 2019, 315 Park Avenue South's commenced occupancy increased from 62.9% to 93.8%.
San Francisco
NOI has increased as a result of leasing, primarily at 650 California Street. From March 31, 2018 to March 31, 2019, 650 California Street's commenced occupancy increased from 76.7% to 93.9%.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From March 31, 2018 to March 31, 2019, 116 Huntington Avenue's commenced occupancy increased from 78.5% to 89.0%.
All Other Office Markets
NOI decreased as a result of the tenant at 263 Shuman Boulevard vacating the property in May 2017. 263 Shuman Boulevard was transferred to the lender in extinguishment of the related mortgage note on April 13, 2018.

Supplemental Performance Measures
In addition to net income, we measure the company's performance using certain non-GAAP metrics, including: (i) Funds From Operations ("FFO"), (ii) Net Operating Income ("NOI"), and (iii) Same Store Net Operating Income ("Same Store NOI"). These supplemental performance measures are commonly used by REIT industry analysts and investors, and are viewed by management to be useful indicators of operating performance principally because they exclude the effects of certain income and expenses that do not reflect the cash-generating capability of our operations. Management believes that the use of FFO, NOI, and Same Store NOI, combined with net income, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
Net income is the most comparable GAAP measure to FFO, NOI, and Same Store NOI. Each of these supplemental performance measures excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures used by other companies.
Funds From Operations
FFO is a non-GAAP measure used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance principally because it excludes the effects of depreciation and amortization of real estate assets. GAAP depreciation and amortization reflect a systematic reduction in the carrying value of real estate assets and, therefore, are not indicative of the actual increase or decrease in the realizable value of real estate assets. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and thus may not be comparable to those presentations.
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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$3,513	$1,498
Adjustments:
Depreciation of real estate assets	20,404	20,835
Amortization of lease-related costs	7,461	8,016
Depreciation and amortization included in income from unconsolidated joint ventures(1)	12,928	13,558
Gain on sale of unconsolidated joint venture interests	—	(762)
Total funds from operations adjustments	40,793	41,647
NAREIT FFO available to common stockholders	$44,306	$43,145

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.
The following significant noncash revenues and expenses are included in our funds from operations:

•
Straight-line rental income, net:  to recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $4.5 million and $9.5 million for the three months ended March 31, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $(0.2) million and $34,000 for the three months ended March 31, 2019 and 2018, respectively.

•
Amortization of intangible lease assets and liabilities:  to amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $1.0 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively.  Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $2.5 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively.

•
Amortization of deferred financing costs and debt premiums (discounts):  to amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended March 31, 2019 and 2018.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same-store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in our operating portfolio. On an individual property basis, Same Store NOI is computed in the same manner as NOI (as described in the preceding section). For the periods presented, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2018 (the first day of the first period presented). NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Same Store NOI – wholly owned properties:
Revenues:
Rental income and tenant reimbursements	$71,001	$65,847
Other property income	1,702	1,640
Total revenues	72,703	67,487
Property operating expenses	(23,878)	(21,534)
Same Store NOI – wholly owned properties(1)	48,825	45,953
Same Store NOI – joint venture-owned properties(2)	17,719	16,846
Same Store NOI	66,544	62,799
NOI from acquisitions(3)	102	—
NOI from dispositions(4)	—	4,060
NOI	$66,646	$66,859

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)
Reflects activity for the following properties acquired since January 1, 2018, for all periods presented: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018.

(4)
Reflects activity for the following properties sold since January 1, 2018, for all periods presented: 222 East 41st Street, sold on May 29, 2018; 263 Shuman Boulevard, returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.

Same Store NOI increased from $62.8 million for the three months ended March 31, 2018, to $66.5 million for the three months ended March 31, 2019, primarily as a result of leasing at 315 Park Avenue South in New York and 650 California Street in San Francisco.
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$3,513	$1,498
Depreciation	20,404	20,835
Amortization	7,461	8,016
General and administrative – corporate	8,424	7,794
General and administrative – unconsolidated joint ventures	809	731
Net interest expense	12,094	15,892
Interest income from development authority bonds	—	(1,800)
Gain on sale of unconsolidated joint venture interests	—	(762)
Income tax expense	7	7
Asset and property management fee income	(1,869)	(1,759)
Adjustments included in income from unconsolidated joint ventures	15,803	16,407
NOI:	$66,646	$66,859
Same Store NOI – joint venture owned properties(1)	(17,719)	(16,846)
NOI from acquisitions(2)	(102)	—
NOI from dispositions(3)	—	(4,060)
Same Store NOI – wholly owned properties(4)	$48,825	$45,953

(1)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)
Reflects NOI for the following properties acquired since January 1, 2018, for all periods presented: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018.

(3)
Reflects NOI for the following properties sold since January 1, 2018, for all periods presented: 222 East 41st Street sold on May 29, 2018; 263 Shuman Boulevard returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.

(4)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
Election as a REIT
We have elected to be taxed as a REIT under the Code and have operated as such beginning with our taxable year ended December 31, 2003. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our adjusted taxable income, as defined in the Code, to our stockholders. To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we would be subject to federal and state corporate income tax on the undistributed income. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income for that year and for the four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially affect our net income and net cash available for distribution to our stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes.
The TRS Entities are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that we, as a REIT, cannot otherwise provide. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.

No provisions for federal income taxes have been made in our accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as we made distributions in excess of or equal to taxable income for the periods presented. We are subject to certain state and local taxes related to property operations in certain locations, which have been provided for in our accompanying consolidated financial statements.
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
Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. As described in Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements, we adopted ASC 842 during the quarter ended March 31, 2019.
Related-Party Transactions
During the three months ended March 31, 2019 and 2018, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranties related to the debt of unconsolidated joint ventures;

•	obligations under operating leases;

•	obligations under capital leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and notes that the sale of One & Three Glenlake Parkway closed on April 15, 2019. See Note 3, Real Estate Transactions, of the accompanying financial statements for additional details.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowings indexed to LIBOR, such as borrowings under the Revolving Credit Facility and the $300 Million Term Loan, which bear interest at the applicable LIBOR rate, as defined in the credit agreements, plus an applicable margin that is subject to adjustment based on our credit ratings.
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
As of March 31, 2019, we had $533.0 million in outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $349.7 million in 2025 Bonds Payable outstanding; $349.0 million in 2026 Bonds Payable outstanding; and no borrowings outstanding on our $300 Million Term Loan. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.58% as of March 31, 2019.
Approximately $848.7 million of our total debt outstanding as of March 31, 2019, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2019, these balances incurred interest expense at an average interest rate of 3.75% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $533.0 million of our total debt is subject to variable rates. As of March 31, 2019, this balance incurred interest expense at an average interest rate of 3.31% and expires in 2023. An increase or decrease in interest rates of 100 basis points would have a $5.3 million annual impact on our interest payments.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; and our 799 Broadway Joint Venture holds a $103.1 million construction note, which bears interest at a floating rate of 6.74% as of March 31, 2019. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.84% at March 31, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended March 31, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.

During the quarter ended March 31, 2019, we did not repurchase any shares in accordance with the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity, of the accompanying financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase
January 2019(1)	114,491	$20.970	114,491	$124,373,520
February 2019	—	$—	—	$124,373,520
March 2019	—	$—	—	$124,373,520

(1)
All activity for January 2019 relates to the remittance of shares for income taxes associated with certain stock grants made under the LTI Plan (See Note 8, Equity, to the accompanying financial statements).

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the first quarter of 2019, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
FIRST QUARTER 2019 FORM 10-Q OF
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

3.2	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.3	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.4	Fourth Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 7, 2019).
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 25, 2019	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer