Form 10-Q
period 2019-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2019-07-25
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 __________________________________
FORM 10-Q
 __________________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
	for the quarterly period ended	June 30, 2019
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______
Commission file number		001-36113
COLUMBIA PROPERTY TRUST, INC.
(Exact name of registrant as specified in its charter)
  __________________________________

Maryland	20-0068852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1170 Peachtree Street, Suite 600, Atlanta, Georgia 30309
(Address of principal executive offices) (Zip Code)

(404) 465-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	CXP	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

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

Number of shares outstanding of the registrant's
only class of common stock, as of July 22, 2019: 116,908,658 shares

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
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2018. Columbia Property Trust's results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$803,986	$817,975
Buildings and improvements, less accumulated depreciation of $395,250 and $403,355, as of June 30, 2019 and December 31, 2018, respectively	1,784,994	1,910,041
Intangible lease assets, less accumulated amortization of $78,234 and $84,881, as of June 30, 2019 and December 31, 2018, respectively	60,654	98,540
Construction in progress	39,893	33,800
Total real estate assets	2,689,527	2,860,356
Operating lease assets	63,563	—
Investments in unconsolidated joint ventures	1,064,648	1,071,353
Cash and cash equivalents	11,981	17,118
Tenant receivables, net of $4 allowance for doubtful accounts as of December 31, 2018	2,904	3,258
Straight-line rent receivable	87,190	87,159
Prepaid expenses and other assets	37,420	23,218
Intangible lease origination costs, less accumulated amortization of $62,124 and $65,348, as of June 30, 2019 and December 31, 2018, respectively	29,620	34,092
Deferred lease costs, less accumulated amortization of $23,850 and $27,735, as of June 30, 2019 and December 31, 2018, respectively	57,942	77,439
Total assets	$4,044,795	$4,173,993
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,391 and $2,692, as of June 30, 2019 and December 31, 2018, respectively	$494,609	$629,308
Bonds payable, net of discounts of $1,214 and $1,304 and unamortized deferred financing costs of $3,856 and $4,158, as of June 30, 2019 and December 31, 2018, respectively	694,930	694,538
Operating lease liabilities	34,684	—
Accounts payable, accrued expenses, and accrued capital expenditures	43,403	49,117
Dividends payable	—	23,340
Deferred income	16,296	15,593
Intangible lease liabilities, less accumulated amortization of $24,208 and $21,766, as of June 30, 2019 and December 31, 2018, respectively	18,142	21,081
Total liabilities	1,302,064	1,432,977
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 116,908,658 and 116,698,033 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	1,169	1,167
Additional paid-in capital	4,422,833	4,421,587
Cumulative distributions in excess of earnings	(1,679,580)	(1,684,082)
Cumulative other comprehensive income (loss)	(1,691)	2,344
Total equity	2,742,731	2,741,016
Total liabilities and equity	$4,044,795	$4,173,993
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Lease revenues	$69,601	$71,409	$141,463	$141,769
Management fee income	1,898	1,818	3,767	3,577
Other property income	1,231	2,143	2,933	3,734
	72,730	75,370	148,163	149,080
Expenses:
Property operating costs	22,586	22,450	46,823	45,512
Management fee expenses	164	205	419	413
Depreciation	19,335	20,681	39,739	41,516
Amortization	7,106	8,623	14,567	16,639
Impairment loss on real estate assets	—	30,812	—	30,812
General and administrative – corporate	8,180	8,282	16,604	16,076
General and administrative – unconsolidated joint ventures	838	736	1,647	1,467
	58,209	91,789	119,799	152,435
Other Income (Expense):
Interest expense	(10,897)	(14,314)	(22,992)	(30,209)
Gain on extinguishment of debt	—	23,713	—	23,713
Interest and other income	—	1,814	1	3,617
Gain on sale of unconsolidated joint venture interests	—	—	—	762
Income tax expense	(9)	(6)	(16)	(13)
Income from unconsolidated joint ventures	2,214	1,773	3,985	3,544
Gain on sale of real estate assets	41,918	—	41,918	—
	33,226	12,980	22,896	1,414
Net income (loss)	$47,747	$(3,439)	$51,260	$(1,941)
Per-Share Information – Basic:
Net income (loss)	$0.41	$(0.03)	$0.44	$(0.02)
Weighted-average common shares outstanding – basic	116,509	118,035	116,486	118,556
Per-Share Information – Diluted:
Net income (loss)	$0.41	$(0.03)	$0.44	$(0.02)
Weighted-average common shares outstanding – diluted	116,823	118,462	116,776	118,960

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$47,747	$(3,439)	$51,260	$(1,941)
Market value adjustments to interest rate swap	(2,604)	938	(4,035)	3,452
Comprehensive income (loss)	$45,143	$(2,501)	$47,225	$1,511

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)
(in thousands, except per-share amounts)

	For the Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, March 31, 2019	116,880	$1,169	$4,420,727	$(1,703,945)	$913	$2,718,864
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	29	—	2,106	—	—	2,106
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,382)	—	(23,382)
Net income	—	—	—	47,747	—	47,747
Market value adjustment to interest rate swap	—	—	—	—	(2,604)	(2,604)
Balance, June 30, 2019	116,909	$1,169	$4,422,833	$(1,679,580)	$(1,691)	$2,742,731

	For the Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2018	116,698	$1,167	$4,421,587	$(1,684,082)	$2,344	$2,741,016
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	211	2	1,246	—	—	1,248
Distributions to common stockholders ($0.40 per share)	—	—	—	(46,758)	—	(46,758)
Net income	—	—	—	51,260	—	51,260
Market value adjustment to interest rate swap	—	—	—	—	(4,035)	(4,035)
Balance, June 30, 2019	116,909	$1,169	$4,422,833	$(1,679,580)	$(1,691)	$2,742,731

	For the Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, March 31, 2018	118,602	$1,186	$4,459,354	$(1,621,498)	$3,417	$2,842,459
Repurchases of common stock	(659)	(6)	(14,497)	—	—	(14,503)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	31	—	2,197	—	—	2,197
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,640)	—	(23,640)
Net loss	—	—	—	(3,439)	—	(3,439)
Market value adjustment to interest rate swap	—	—	—	—	938	938
Balance, June 30, 2018	117,974	$1,180	$4,447,054	$(1,648,577)	$4,355	$2,804,012

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,954)	(19)	(41,770)	—	—	(41,789)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	139	1	1,753	—	—	1,754
Distributions to common stockholders ($0.40 per share)	—	—	—	(47,498)	—	(47,498)
Net loss	—	—	—	(1,941)	—	(1,941)
Market value adjustment to interest rate swap	—	—	—	—	3,452	3,452
Balance, June 30, 2018	117,974	$1,180	$4,447,054	$(1,648,577)	$4,355	$2,804,012

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net income (loss)	$51,260	$(1,941)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Straight-line rental income	(8,201)	(17,207)
Noncash operating lease expense	424	—
Depreciation	39,739	41,516
Amortization	12,315	15,440
Stock-based compensation expense	3,641	3,722
Impairment loss on real estate assets	—	30,812
Noncash interest expense	1,282	1,708
Gain on extinguishment of debt	—	(23,713)
Gain on sale of unconsolidated joint venture interests	—	(762)
Income from unconsolidated joint ventures	(3,985)	(3,544)
Distributions of earnings from unconsolidated joint ventures	13,526	15,015
Gain on sale of real estate assets	(41,918)	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	603	(1,039)
Decrease (increase) in prepaid expenses and other assets	(2,087)	1,591
Decrease in accounts payable and accrued expenses	(3,786)	(39,934)
Increase (decrease) in deferred income	703	(2,481)
Net cash provided by operating activities	63,516	19,183
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	193,912	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083
Prepaid transaction costs and earnest money	(14,216)	—
Capital improvement and development costs	(35,212)	(40,084)
Deferred lease costs paid	(2,773)	(7,510)
Investments in unconsolidated joint ventures	(9,067)	(2,460)
Distributions from unconsolidated joint ventures	6,364	4,585
Net cash provided by investing activities	139,008	474,222
Cash Flows From Financing Activities:
Financing costs paid	(162)	(149)
Proceeds from lines of credit and notes payable	114,000	150,000
Repayments of lines of credit and notes payable	(249,000)	(525,639)
Distributions paid to stockholders	(70,098)	(71,459)
Redemptions of common stock	(2,401)	(43,764)
Net cash used in financing activities	(207,661)	(491,011)
Net increase (decrease) in cash and cash equivalents	(5,137)	2,394
Cash and cash equivalents, beginning of period	17,118	9,567
Cash and cash equivalents, end of period	$11,981	$11,961
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019
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
As of June 30, 2019, Columbia Property Trust owned 17 operating properties and two properties under development or redevelopment, of which 13 were wholly owned and six were owned through unconsolidated joint ventures, located primarily in New York, San Francisco, and Washington, D.C. As of June 30, 2019, the operating properties contained 8.2 million rentable square feet and were approximately 97.6% leased.

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

As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During both the three months ended June 30, 2019 and 2018, $1.0 million of interest was capitalized to construction in progress; and during both the six months ended June 30, 2019 and 2018, $1.9 million of interest was capitalized to construction in progress. During the three and six months ended June 30, 2019, $0.3 million and $0.6 million, respectively, were capitalized to investments in unconsolidated joint ventures. No interest was capitalized to investments in unconsolidated joint ventures during the six months ended June 30, 2018.
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

None of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheets as of June 30, 2019 or December 31, 2018.
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

Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of June 30, 2019.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of June 30, 2019 and December 31, 2018, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2019	Gross	$3,175	$135,713	$91,744	$42,350
	Accumulated Amortization	(1,225)	(77,009)	(62,124)	(24,208)
	Net	$1,950	$58,704	$29,620	$18,142
December 31, 2018	Gross	$3,174	$147,668	$99,440	$42,847
	Accumulated Amortization	(1,060)	(81,220)	(65,348)	(21,766)
	Net	$2,114	$66,448	$34,092	$21,081
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
As of December 31, 2018, Columbia Property Trust had gross below-market lease assets of approximately $32.6 million, net of accumulated amortization of $2.6 million. These below-market lease assets were reclassified to operating lease assets upon adoption of ASC 842, as described below. See Note 10, Leases, for more information.
Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and six months ended June 30, 2019 and 2018, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended June 30, 2019	$82	$3,534	$2,020	$1,401
For the Three Months Ended June 30, 2018	$51	$4,436	$2,538	$2,315
For the Six Months Ended June 30, 2019	$164	$7,190	$4,120	$2,827
For the Six Months Ended June 30, 2018	$102	$8,775	$4,957	$3,904

The net intangible assets and liabilities remaining as of June 30, 2019 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2019	$164	$6,883	$3,957	$2,725
For the years ending December 31:
2020	275	12,338	7,406	4,597
2021	247	7,490	3,429	1,714
2022	243	5,848	2,406	1,374
2023	243	5,098	2,165	1,308
2024	230	4,756	2,062	1,162
Thereafter	548	16,291	8,195	5,262
	$1,950	$58,704	$29,620	$18,142

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

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$2,344
Interest rate contracts	Accounts payable	$1,691	$—

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income	$(2,604)	$938	$(4,035)	$3,452

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
Columbia Property Trust TRS, LLC and Columbia KCP TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. Columbia Property Trust has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for Columbia Property Trust to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, Columbia Property Trust records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Reclassification
In connection with adopting Accounting Standard Codification 842, Leases ("ASC 842"), effective January 1, 2019, rental income and tenant reimbursements have been combined into the lease revenues line on the consolidated statements of operations for all periods presented. See Recent Accounting Pronouncements below for additional details. In accordance with Accounting Standard Codification 360, Property, Plant, and Equipment ("ASC 360"), and in response to the Securities and Exchange Commission's "Disclosure Update and Simplification" release effective November 5, 2018, gains on sales of real estate assets have been reclassified to other income (expense) on our consolidated statements of operations for all periods presented.
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

•
Lessors are required to account for leases using an approach that is substantially similar to the pre-existing rules for operating leases, sales-type leases, and direct financing leases, with a few targeted changes, including that: (i) lessors are no longer permitted to capitalize and amortize initial indirect costs incurred to obtain a lease, and (ii) provisions for uncollectible tenant receivables are reflected as a reduction to lease revenues, instead of as general and administrative expense.

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

•	Rental income and tenant reimbursements for operating leases are combined in a single line on the statements of operations for all periods presented.

•	Leases with a term of 12 months or less are expensed as incurred, as provided for in a practical expedient elected by Columbia Property Trust.

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
Acquisitions
During 2018, Columbia Property Trust acquired the following properties. Columbia Property Trust did not acquire any properties during the six months ended June 30, 2019.

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
Pro Forma Financial Information
The following unaudited pro forma statements of operations for the three and six months ended June 30, 2018, have been prepared for Columbia Property Trust to give effect to the acquisition of Lindbergh Center – Retail as if the acquisition had occurred on January 1, 2017. Columbia Property Trust owned Lindbergh Center – Retail for the entirety of the three and six months ended

June 30, 2019. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had this acquisition been consummated as of January 1, 2017 (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$76,118	$150,576
Net income	$(3,416)	$(1,895)

Dispositions
During 2018 and the 2019, Columbia Property Trust disposed of the following properties, or partial interests in properties of unconsolidated joint ventures. Additional information for certain of the disposition transactions is provided below the table.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain on Sale (in thousands)
2019
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100.0%	$227,500	$41,918
2018
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500	$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000	$24,039
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	$762

(1)	Exclusive of transaction costs and price adjustments.
One & Three Glenlake Parkway
On April 15, 2019, Columbia Property Trust closed on the sale of One & Three Glenlake Parkway in Atlanta, for a gross sale price of $227.5 million, exclusive of $33.6 million of adjustments for tenant improvements and rent abatements funded at closing.
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

4.    Unconsolidated Joint Ventures
As of June 30, 2019 and December 31, 2018, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	June 30, 2019	December 31, 2018
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%	$136,523	$134,250
University Circle Joint Venture	University Circle	San Francisco	55.0%	288,460	292,951
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	271,972	273,783
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%	94,550	99,283
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%	235,118	237,333
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.7%	38,025	33,753
				$1,064,648	$1,071,353

(1)	Includes basis differences.

(2)	Columbia Property Trust capitalized interest of $0.3 million and $0.6 million on its investment in the 799 Broadway Joint Venture during the three and six months ended June 30, 2019, respectively.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if other-than-temporary, reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of June 30, 2019.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	June 30, 2019	December 31, 2018	June 30, 2019		December 31, 2018	June 30, 2019	December 31, 2018
Market Square Joint Venture	$584,505	$582,176	$324,788	(2)	$324,762	$244,862	$241,581
University Circle Joint Venture	222,461	224,746	—		—	216,363	219,390
333 Market Street Joint Venture	373,251	375,884	—		—	357,188	360,915
114 Fifth Avenue Joint Venture	495,682	377,970	—		—	140,487	149,243
1800 M Street Joint Venture	441,847	447,585	—		—	425,036	429,016
799 Broadway Joint Venture	178,121	168,390	101,333	(3)	95,630	73,938	67,189
	$2,295,867	$2,176,751	$426,121		$420,392	$1,457,874	$1,467,334

(1)
Excludes basis differences. There is an aggregate net difference of $280.5 million and $282.0 million as of June 30, 2019 and December 31, 2018, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.

(2)	The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.

(3)
Reflects $105.8 million outstanding, net of $4.5 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.

Summarized income statement information for the unconsolidated joint ventures for the three months ended June 30, 2019 and 2018 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2019	2018	2019	2018
Market Square Joint Venture	$11,892	$11,249	$(3,138)	$(2,998)	$(1,600)	$(1,529)
University Circle Joint Venture	11,644	10,003	6,366	5,243	3,501	2,885
333 Market Street Joint Venture	7,039	6,675	3,742	3,558	2,058	1,957
114 Fifth Avenue Joint Venture	10,174	10,489	(2,643)	(2,362)	(1,308)	(1,169)
1800 M Street Joint Venture	9,342	9,571	1,439	1,436	791	790
799 Broadway Joint Venture	—	—	(138)	—	(68)	—
	$50,091	$47,987	$5,628	$4,877	$3,374	$2,934

(1)
Excludes amortization of basis differences described in footnote (1) to the above table, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Summarized income statement information for the unconsolidated joint ventures for the six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2019	2018	2019	2018
Market Square Joint Venture	$23,228	$22,264	$(5,733)	$(6,007)	$(2,924)	$(3,063)
University Circle Joint Venture	22,916	20,344	12,730	10,748	7,001	6,314
333 Market Street Joint Venture	14,093	13,343	7,456	7,115	4,100	4,184
114 Fifth Avenue Joint Venture	21,093	20,789	(5,149)	(4,693)	(2,549)	(2,323)
1800 M Street Joint Venture	18,795	18,467	1,828	1,679	1,005	923
799 Broadway Joint Venture	—	—	(664)	—	(329)	—
	$100,125	$95,207	$10,468	$8,842	$6,304	$6,035

(1)
Excludes amortization of basis differences described in footnote (1) to the above table, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three and six months ended June 30, 2019 and 2018, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Market Square Joint Venture	$579	$552	$1,147	$1,075
University Circle Joint Venture	571	563	1,145	1,092
333 Market Street Joint Venture	204	196	411	393
1800 M Street Joint Venture	544	507	1,064	1,017
	$1,898	$1,818	$3,767	$3,577

Columbia Property Trust also received reimbursements of property operating costs of $1.1 million related to managing the above properties for the three months ended June 30, 2019 and 2018, and $2.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. These reimbursements are included in other property income revenues in the accompanying consolidated statements of operations. Property and asset management fees of $0.6 million and $0.7 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively. Additionally, Columbia Property Trust leases office space from the Market Square Joint Venture, and the 799 Broadway Joint Venture leases retail space from Columbia Property Trust. Under these leases, Columbia Property Trust paid $74,000 to the Market Square Joint Venture and received $60,000 from the 799 Broadway Joint Venture, for the six months ended June 30, 2019.

5.    Line of Credit and Notes Payable
As of June 30, 2019 and December 31, 2018, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	June 30, 2019	December 31, 2018
Revolving Credit Facility	$347,000	$482,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,391)	(2,692)
	$494,609	$629,308

On December 7, 2018, Columbia Property Trust amended and restated its $500.0 million revolving credit facility and $300.0 million unsecured term loan (together, the "Credit Agreement"). The Credit Agreement provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a 12-month, delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan"). The $300 Million Term Loan remains undrawn at June 30, 2019 and may be drawn until December 7, 2019.
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
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2019 and December 31, 2018, was approximately $497.1 million and $632.1 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2019 and December 31, 2018, was $497.0 million and $632.0 million, respectively. Columbia Property Trust estimated the fair value of the $150 Million Term Loan and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the six months ended June 30, 2019 and 2018, Columbia Property Trust made interest payments of approximately $10.3 million and $12.0 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the six months ended June 30, 2019, Columbia Property Trust capitalized interest of $2.5 million, $1.9 million of which was capitalized to construction in progress, and $0.6 million of which was capitalized to investments in unconsolidated joint ventures. During the six months ended June 30, 2018, Columbia Property Trust capitalized interest of $1.9 million, all of which was capitalized to construction in progress. For the six months ended June 30, 2019, the weighted average interest rate on Columbia Property Trust’s outstanding borrowings was 3.60%.
Debt Covenants
As of June 30, 2019, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of June 30, 2019 and December 31, 2018: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $13.7 million were made on the Bonds Payable during both the six months ended June 30, 2019 and 2018. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of June 30, 2019, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of June 30, 2019 and December 31, 2018, the estimated fair value of the Bonds Payable was approximately $715.5 million and $685.0 million, respectively, and the related carrying value, net of discounts, as of June 30, 2019 and December 31, 2018 was $698.8 million and $698.7 million, respectively. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.	Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of June 30, 2019, Columbia Property Trust had one individually significant unrecorded commitment of $28.1 million for the WeWork lease at 149 Madison Avenue. These commitments will be accrued as the related costs are incurred.
Guaranties of Debt of Unconsolidated Joint Ventures
As of June 30, 2019, the 799 Broadway Joint Venture has $105.8 million in outstanding borrowings on the Construction Loan. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of June 30, 2019, the remaining equity contribution requirement is $43.5 million, of which $21.6 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of June 30, 2019, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
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
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2017 through September 4, 2019 (the "2017 Stock Repurchase Program"). During the six months ended June 30, 2019, Columbia Property Trust did not make any share repurchases. As of June 30, 2019, $124.4 million remains available for repurchases under the 2017 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
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
On January 1, 2019, Columbia Property Trust granted 175,129 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2019, Columbia Property Trust granted 221,199 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the 2019 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. Below is a summary of the employee awards issued under the LTI Plan in the six months ended June 30, 2019:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)		Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	375	$22.15	454		$19.37
Granted	176	$19.36	256	(3)	$17.66
Vested	(165)	$21.99	(121)		$19.08
Unvested awards – end of period(4)	386	$20.95	589		$18.85

(1)	Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.

(2)	Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.

(3)	Includes approximately 35,000 RSUs, which were converted to shares based on performance, as defined by the LTI Plan, over the period from January 1, 2017 through December 31, 2018.

(4)
As of June 30, 2019, Columbia Property Trust expects approximately 371,000 of the 386,000 unvested restricted stock units to ultimately vest and approximately 567,000 of the 589,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 3.8%, which was determined based on historical forfeiture rates.

Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the six months ended June 30, 2019 and 2018, Columbia Property Trust granted the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value
May 14, 2019	28,000	$22.13
May 14, 2018	31,743	$22.20

Stock-Based Compensation Expense
For the three and six months ended June 30, 2019 and 2018, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amortization of time-based awards granted under the LTI Plan	$803	$873	$1,687	$1,909
Amortization of performance-based awards granted under the LTI Plan(1)	680	616	1,335	1,108
Issuance of shares to independent directors	619	705	619	705
Total stock-based compensation expense	$2,102	$2,194	$3,641	$3,722

(1)	Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. As of June 30, 2019 and December 31, 2018, there were $12.3 million and $8.6 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant.
9.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$—	$49,000
Amortization of net discounts on debt	$90	$90
Accrued transaction costs	$818	$—
Accrued investments in unconsolidated joint ventures	$136	$—
Accrued capital expenditures and deferred lease costs	$6,704	$16,771
Operating lease liability recorded at adoption of ASC 842	$34,791	$—
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(4,035)	$3,452
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and ASU 2014-09	$—	$358,098
Amortization of common stock issued to employees and directors	$3,641	$3,722

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
As of June 30, 2019, Columbia Property Trust has three ground leases with remaining lease terms ranging from 58 years to 84 years, inclusive of renewal options, which are included in operating lease assets of $63.6 million. Under one of the ground leases, payments for all future periods have already been made. Thus, as of June 30, 2019, operating lease liabilities of $34.7 million include the present value of future payments due under the other two ground leases, which have remaining lease terms ranging from 80 years to 84 years, inclusive of renewal options.
As of June 30, 2019, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (in thousands):

Remainder of 2019	$1,252
2020	2,539
2021	2,704
2022	2,743
2023	2,023
2024	1,962
Thereafter	174,820
Total lease payments	188,043
Less: interest expense	(153,359)
Present value of lease liabilities	$34,684
Weighted-average remaining lease term (years)	75.8 years
Weighted-average discount rate	6.6%

As of December 31, 2018, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (in thousands):

2019	$2,502
2020	2,539
2021	2,704
2022	2,743
2023	2,023
Thereafter	176,782
Total	$189,293

Columbia Property Trust's operating leases had the following impacts on the consolidated balance sheet as of June 30, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Assets:
Total operating lease assets	$61,699	$1,864	$63,563
Liabilities:
Total operating lease liabilities	$32,202	$2,482	$34,684

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of operations for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	Ground Leases	Office Lease	Total Operating Leases	Ground Leases	Office Lease	Total Operating Leases
Property operating costs	$692	$—	$692	$1,384	$—	$1,384
General and administrative – corporate	—	145	145	—	290	290
Total operating lease expenses	$692	$145	$837	$1,384	$290	$1,674
Columbia Property Trust's operating leases had the following impacts on the consolidated statements of cash flows for the six months ended June 30, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Cash paid for operating lease liabilities included in cash flows from operations	$(903)	$(348)	$(1,251)

Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Some of Columbia Property Trust's leases contain extension and/or termination options; however, the exercise of these extensions or terminations is at the discretion of the tenant and subject to negotiations. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. If at any point during the term of a lease, it is determined that the collectability of a tenant receivable is not probable, such receivable is written off against lease revenues. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases. As of June 30, 2019, the weighted-average remaining term for such leases is approximately 6.7 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and six months ended June 30, 2019 are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Fixed payments	$63,534	$129,051
Variable payments	6,067	12,412
Total lease revenues	$69,601	$141,463

As of June 30, 2019, the future minimum lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (thousands):

Remainder of 2019	$115,858
2020	243,403
2021	212,110
2022	195,677
2023	178,941
2024	169,133
Thereafter	815,346
Total	$1,930,468

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
Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. For the three months ended June 30, 2019 and 2018, Columbia Property Trust earned revenues of $1.9 million and $1.8 million, respectively, under these agreements; and for the six months ended June 30, 2019 and 2018, Columbia Property Trust earned revenues of $3.8 million and $3.6 million, respectively, under these agreements.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. For the three months ended June 30, 2019 and 2018, Columbia Property Trust earned leasing override fees of $19,000 and $38,000, respectively; and for the six months ended June 30, 2019 and 2018, Columbia Property Trust earned leasing override fees of $22,000 and $38,000, respectively. Such fees are included in management fee income on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. For the three months ended June 30, 2019 and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $1.2 million; and for the six months ended June 30, 2019 and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $2.3 million and $2.2 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. For the three months ended June 30, 2019 and 2018, Columbia Property Trust earned miscellaneous revenue of $0.1 million and $0.2 million, respectively; and for the six months ended June 30, 2019 and 2018, Columbia Property Trust earned miscellaneous revenue of $0.2 million and $0.4 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.

12.    Earnings Per Share
For the three and six months ended June 30, 2019 and 2018, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$47,747	$(3,439)	$51,260	$(1,941)
Distributions paid on unvested shares	(77)	(73)	(155)	(146)
Net income (loss) used to calculate basic and diluted earnings per share	$47,670	$(3,512)	$51,105	$(2,087)
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted-average common shares – basic	116,509	118,035	116,486	118,556
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	100	72	93	70
Future period LTI Plan awards	214	355	197	334
Weighted-average common shares – diluted	116,823	118,462	116,776	118,960
13.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of June 30, 2019, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Washington, D.C., Atlanta, Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
Net operating income ("NOI") is a non-GAAP financial measure. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include lease revenues and other property income; and operating expenses include property operating costs. The NOI performance metric consists only of revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New York(1)	$38,974	$40,349	$77,670	$81,258
San Francisco(2)	28,021	26,088	55,784	49,608
Washington, D.C.(3)	14,462	14,411	28,592	28,383
Atlanta	7,744	10,283	18,967	20,141
Boston	3,555	3,158	7,229	6,528
Los Angeles	1,927	1,910	3,861	3,830
All other office markets	3,919	3,905	7,822	7,841
Total office segments	98,602	100,104	199,925	197,589
Corporate	825	894	1,611	1,575
Total operating revenues	$99,427	$100,998	$201,536	$199,164

(1)	Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% for all periods presented.

(2)
Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2019.

(3)
Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenues	$72,730	$75,370	$148,163	$149,080
Operating revenues included in income from unconsolidated joint ventures(1)	28,595	27,446	57,140	53,661
Less: management fee income(2)	(1,898)	(1,818)	(3,767)	(3,577)
Total operating revenues	$99,427	$100,998	$201,536	$199,164

(1)
Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.

(2)	See Note 11, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New York(1)	$23,680	$24,369	$46,486	$48,548
San Francisco(2)	20,407	19,396	40,904	38,950
Washington, D.C.(3)	8,586	8,802	17,039	17,132
Atlanta	6,144	9,084	14,295	17,838
Boston	1,875	1,545	3,864	3,313
Los Angeles	1,163	1,154	2,282	2,362
All other office markets	3,852	3,869	7,688	7,160
Total office segments	65,707	68,219	132,558	135,303
Corporate	(235)	(170)	(440)	(395)
Total NOI	$65,472	$68,049	$132,118	$134,908

(1)
Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through June 30, 2019.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2019.

(3)
Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$47,747	$(3,439)	$51,260	$(1,941)
Management fee income	(1,898)	(1,818)	(3,767)	(3,577)
Depreciation	19,335	20,681	39,739	41,516
Amortization	7,106	8,623	14,567	16,639
General and administrative – corporate	8,180	8,282	16,604	16,076
General and administrative – unconsolidated joint ventures	838	736	1,647	1,467
Net interest expense	10,897	14,300	22,991	30,192
Interest income from development authority bonds	—	(1,800)	—	(3,600)
Gain on sale of unconsolidated joint venture interests	—	—	—	(762)
Gain on extinguishment of debt	—	(23,713)	—	(23,713)
Income tax expense	9	6	16	13
Adjustments included in income from unconsolidated joint ventures	15,176	15,379	30,979	31,786
Gain on sale of real estate assets	(41,918)	—	(41,918)	—
Impairment loss	—	30,812	—	30,812
NOI	$65,472	$68,049	$132,118	$134,908

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
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its consolidated financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of June 30, 2019 and December 31, 2018, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2019 and 2018, and its condensed consolidating statements of cash flows for the six months ended June 30, 2019 and 2018.

Condensed Consolidating Balance Sheets (in thousands):

	As of June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$803,986	$—	$803,986
Buildings and improvements, net	—	1,526	1,783,468	—	1,784,994
Intangible lease assets, net	—	—	60,654	—	60,654
Construction in progress	—	—	39,893	—	39,893
Total real estate assets	—	1,526	2,688,001	—	2,689,527
Operating lease assets	1,864	—	61,699	—	63,563
Investments in unconsolidated joint ventures	—	1,064,648	—	—	1,064,648
Cash and cash equivalents	287	7,551	4,143	—	11,981
Investment in subsidiaries	2,602,248	1,116,706	—	(3,718,954)	—
Tenant receivables	—	—	2,904	—	2,904
Straight-line rent receivable	—	—	87,190	—	87,190
Prepaid expenses and other assets	140,814	352,010	13,623	(469,027)	37,420
Intangible lease origination costs, net	—	—	29,620	—	29,620
Deferred lease costs, net	—	—	57,942	—	57,942
Total assets	$2,745,213	$2,542,441	$2,945,122	$(4,187,981)	$4,044,795
Liabilities:
Line of credit and notes payable, net	$—	$494,609	$467,344	$(467,344)	$494,609
Bonds payable, net	—	694,930	—	—	694,930
Operating lease liabilities	2,482	—	32,202	—	34,684
Accounts payable, accrued expenses, and accrued capital expenditures	—	12,296	31,107	—	43,403
Due to affiliates	—	—	1,683	(1,683)	—
Deferred income	—	—	16,296	—	16,296
Intangible lease liabilities, net	—	—	18,142	—	18,142
Total liabilities	2,482	1,201,835	566,774	(469,027)	1,302,064
Equity:
Total equity	2,742,731	1,340,606	2,378,348	(3,718,954)	2,742,731
Total liabilities and equity	$2,745,213	$2,542,441	$2,945,122	$(4,187,981)	$4,044,795

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$817,975	$—	$817,975
Building and improvements, net	—	1,739	1,908,302	—	1,910,041
Intangible lease assets, net	—	—	98,540	—	98,540
Construction in progress	—	—	33,800	—	33,800
Total real estate assets	—	1,739	2,858,617	—	2,860,356
Investments in unconsolidated joint ventures	—	1,071,353	—	—	1,071,353
Cash and cash equivalents	1,705	10,573	4,840	—	17,118
Investment in subsidiaries	2,622,528	1,236,982	—	(3,859,510)	—
Tenant receivables, net	—	—	3,258	—	3,258
Straight-line rent receivable	—	—	87,159	—	87,159
Prepaid expenses and other assets	140,797	340,071	11,379	(469,029)	23,218
Intangible lease origination costs, net	—	—	34,092	—	34,092
Deferred lease costs, net	—	—	77,439	—	77,439
Total assets	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993
Liabilities:
Lines of credit and notes payable, net	$—	$629,308	$467,344	$(467,344)	$629,308
Bonds payable, net	—	694,538	—	—	694,538
Accounts payable, accrued expenses, and accrued capital expenditures	674	9,441	39,007	(5)	49,117
Dividends payable	23,340	—	—	—	23,340
Due to affiliates	—	—	1,680	(1,680)	—
Deferred income	—	—	15,593	—	15,593
Intangible lease liabilities, net	—	—	21,081	—	21,081
Total liabilities	24,014	1,333,287	544,705	(469,029)	1,432,977
Equity:
Total equity	2,741,016	1,327,431	2,532,079	(3,859,510)	2,741,016
Total liabilities and equity	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$69,601	$—	$69,601
Management fee income	926	—	972	—	1,898
Other property income	—	—	1,231	—	1,231
	926	—	71,804	—	72,730
Expenses:
Property operating costs	—	—	22,586	—	22,586
Management fee expenses	—	—	164	—	164
Depreciation	—	162	19,173	—	19,335
Amortization	—	—	7,106	—	7,106
General and administrative – corporate	200	2,352	5,628	—	8,180
General and administrative – unconsolidated joint ventures	—	17	821	—	838
	200	2,531	55,478	—	58,209
Other income (expense):
Interest expense	—	(10,897)	(5,053)	5,053	(10,897)
Interest and other income	1,575	3,478	—	(5,053)	—
Income tax expense	—	—	(9)	—	(9)
Income (loss) from unconsolidated entities	45,446	57,611	(3)	(100,840)	2,214
Gain on sale of real estate assets	—	—	41,918	—	41,918
	47,021	50,192	36,853	(100,840)	33,226
Net income	$47,747	$47,661	$53,179	$(100,840)	$47,747

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$71,409	$—	$71,409
Management fee income	930	—	888	—	1,818
Other property income	—	—	2,143	—	2,143
	930	—	74,440	—	75,370
Expenses:
Property operating costs	—	—	22,450	—	22,450
Management fee expenses	—	—	205	—	205
Depreciation	—	166	20,515	—	20,681
Amortization	—	—	8,623	—	8,623
Impairment loss on real estate	—	—	30,812	—	30,812
General and administrative – corporate	193	2,512	5,577	—	8,282
General and administrative – unconsolidated joint ventures	—	—	736	—	736
	193	2,678	88,918	—	91,789
Other income (expense):
Interest expense	—	(11,983)	(8,651)	6,320	(14,314)
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
Interest and other income	2,842	3,478	1,814	(6,320)	1,814
Income tax expense	—	—	(6)	—	(6)
Income (loss) from unconsolidated entities	(7,018)	5,823	(2)	2,970	1,773
	(4,176)	(3,008)	17,194	2,970	12,980
Net income (loss)	$(3,439)	$(5,686)	$2,716	$2,970	$(3,439)

Condensed Consolidating Statements of Operations (in thousands):

	For the Six Months Ended June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$141,463	$—	$141,463
Management fee income	1,838	—	1,929	—	3,767
Other property income	—	—	2,933	—	2,933
	1,838	—	146,325	—	148,163
Expenses:
Property operating costs	—	—	46,823	—	46,823
Management fee expenses	—	—	419	—	419
Depreciation	—	333	39,406	—	39,739
Amortization	—	—	14,567	—	14,567
General and administrative – corporate	399	4,570	11,635	—	16,604
General and administrative – unconsolidated joint ventures	—	17	1,630	—	1,647
	399	4,920	114,480	—	119,799
Other income (expense):
Interest expense	—	(22,992)	(10,106)	10,106	(22,992)
Interest and other income	3,150	6,956	1	(10,106)	1
Income tax expense	—	—	(16)	—	(16)
Income (loss) from unconsolidated entities	46,671	72,542	(3)	(115,225)	3,985
Gain on sale of real estate assets	—	—	41,918	—	41,918
	49,821	56,506	31,794	(115,225)	22,896
Net income	$51,260	$51,586	$63,639	$(115,225)	$51,260

Condensed Consolidating Statements of Operations (in thousands):

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$141,769	$—	$141,769
Management fee income	1,834	—	1,743	—	3,577
Other property income	—	—	3,734	—	3,734
	1,834	—	147,246	—	149,080
Expenses:
Property operating costs	—	—	45,512	—	45,512
Management fee expenses	—	—	413	—	413
Depreciation	—	332	41,184	—	41,516
Amortization	—	—	16,639	—	16,639
Impairment loss on real estate	—	—	30,812	—	30,812
General and administrative – corporate	389	4,820	10,867	—	16,076
General and administrative – unconsolidated joint ventures	—	—	1,467	—	1,467
	389	5,152	146,894	—	152,435
Other income (expense):
Interest expense	—	(24,417)	(19,145)	13,353	(30,209)
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
Interest and other income	6,397	6,956	3,617	(13,353)	3,617
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
Income tax expense	—	—	(13)	—	(13)
Income (loss) from unconsolidated entities	(9,783)	12,838	—	489	3,544
	(3,386)	(4,187)	8,498	489	1,414
Net income (loss)	$(1,941)	$(9,339)	$8,850	$489	$(1,941)

Condensed Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$47,747	$47,661	$53,179	$(100,840)	$47,747
Market value adjustments to interest rate swap	(2,604)	(2,604)	—	2,604	(2,604)
Comprehensive income	$45,143	$45,057	$53,179	$(98,236)	$45,143

	For the Three Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(3,439)	$(5,686)	$2,716	$2,970	$(3,439)
Market value adjustments to interest rate swap	938	938	—	(938)	938
Comprehensive income (loss)	$(2,501)	$(4,748)	$2,716	$2,032	$(2,501)

	For the Six Months Ended June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$51,260	$51,586	$63,639	$(115,225)	$51,260
Market value adjustments to interest rate swap	(4,035)	(4,035)	—	4,035	(4,035)
Comprehensive income	$47,225	$47,551	$63,639	$(111,190)	$47,225

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$(1,941)	$(9,339)	$8,850	$489	$(1,941)
Market value adjustments to interest rate swap	3,452	3,452	—	(3,452)	3,452
Comprehensive income (loss)	$1,511	$(5,887)	$8,850	$(2,963)	$1,511

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$52,967	$51,491	$74,283	$(115,225)	$63,516
Cash flows from investing activities:
Net proceeds from the sale of real estate assets	—	—	193,912	—	193,912
Investment in real estate and related assets	(14,216)	—	(37,985)	—	(52,201)
Investments in unconsolidated joint ventures	—	(9,067)	—	—	(9,067)
Distributions from unconsolidated joint ventures	—	6,364	—	—	6,364
Distributions from subsidiaries	32,330	159,236	—	(191,566)	—
Net cash provided by investing activities	18,114	156,533	155,927	(191,566)	139,008
Cash flows from financing activities:
Borrowings, net of fees	—	113,838	—	—	113,838
Repayments	—	(249,000)	—	—	(249,000)
Distributions	(70,098)	(75,884)	(230,907)	306,791	(70,098)
Redemptions of common stock	(2,401)	—	—	—	(2,401)
Net cash used in financing activities	(72,499)	(211,046)	(230,907)	306,791	(207,661)
Net decrease in cash and cash equivalents	(1,418)	(3,022)	(697)	—	(5,137)
Cash and cash equivalents, beginning of period	1,705	10,573	4,840	—	17,118
Cash and cash equivalents, end of period	$287	$7,551	$4,143	$—	$11,981

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Six Months Ended June 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$1,445	$(3,037)	$29,625	$(8,850)	$19,183
Cash flows from investing activities:
Net proceeds from the sale of real estate assets	—	—	284,608	—	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	—	(51)	(47,543)	—	(47,594)
Investments in unconsolidated joint ventures	—	(2,460)	—	—	(2,460)
Distributions from unconsolidated joint ventures	—	4,585	—	—	4,585
Distributions from subsidiaries	113,274	254,037	—	(367,311)	—
Net cash provided by investing activities	113,274	491,194	237,065	(367,311)	474,222
Cash flows from financing activities:
Borrowings, net of fees	—	149,851	—	—	149,851
Repayments	—	(524,000)	(1,639)	—	(525,639)
Distributions	(71,459)	(112,481)	(263,680)	376,161	(71,459)
Redemptions of common stock	(43,764)	—	—	—	(43,764)
Net cash used in financing activities	(115,223)	(486,630)	(265,319)	376,161	(491,011)
Net increase (decrease) in cash and cash equivalents	(504)	1,527	1,371	—	2,394
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$188	$6,606	$5,167	$—	$11,961

15.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and did not note any subsequent events.

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
Executive Summary
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties, by owning and operating high-quality office properties located in certain high-barrier-to-entry markets. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, and development projects with an emphasis on central business districts and multi-tenant buildings. Over the past several years, we have undertaken a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $4.0 billion, including the following recent transactions:

•	In April 2019, we sold One & Three Glenlake Parkway in Atlanta for a gross sale price of $227.5 million.

•	In October 2018, we acquired a 49.7% interest in a joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York.

•	In May 2018, we sold 222 East 41st Street in New York, after releasing the property to a single tenant for 30 years, for a gross sale price of $332.5 million.
In March 2019, we entered into a contract with a joint venture partner to purchase a 16-story, 235,000-square-foot office building in Manhattan for a full-scale redevelopment project, with closing expected in 2019. We are continuing to actively pursue additional strategic investment opportunities in our target markets, and selective property dispositions in non-target markets.
Our portfolio is 97.6% leased, with less than 2% of our leases scheduled to expire this year and a substantial majority of our revenues generated from properties in our high-barrier target markets. We continue to maintain a strong and flexible balance sheet. In December 2018, we amended and restated our $500 million unsecured revolving credit facility and $300 million unsecured term loan, resulting in a $950 million combined credit facility. The amended and restated facility extended maturities, lowered interest costs, and increased the Revolving Credit Facility from $500 million to $650 million. Further, the new $300 million term loan is currently undrawn and includes a delayed-draw feature, which allows for us to fully draw the term loan by December 7, 2019. As of June 30, 2019, our debt-to-real-estate-asset ratio is 30.6%(1)(2); 91.0%(1) of our portfolio is unencumbered by mortgages; and our weighted average cost of borrowing during the quarter is 3.91%(1) per annum. Our debt maturities are laddered, coming due in two to seven years, and $497.0 million of our unsecured borrowings can be repaid prior to maturity without penalty.
From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. As of June 30, 2019, $124.4 million remains available under our current repurchase program.

(1)
Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

(2)	On a net basis (i.e., reduced for cash on hand), our debt-to-real-estate-asset ratio is 29.8%.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Over the last year, our quarter-end average portfolio percentage leased ranged from 97.1% at June 30, 2018 to 97.6% at June 30, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total number of leases	13	10	26	27
Square feet of leasing – renewal	7,210	22,630	11,135	40,776
Square feet of leasing – new	53,721	114,698	117,012	211,712
Total square feet of leasing	60,931	137,328	128,147	252,488
Lease term (months)	108	112	113	104
Tenant improvements, per square foot – renewal	$90.00	$3.74	$93.40	$13.47
Tenant improvements, per square foot – new	$101.73	$66.00	$95.50	$63.87
Tenant improvements, per square foot – all leases	$100.43	$61.97	$95.38	$61.43
Leasing commissions, per square foot – renewal	$33.25	$8.14	$30.69	$7.69
Leasing commissions, per square foot – new	$21.42	$28.32	$51.56	$28.49
Leasing commissions, per square foot – all leases	$22.73	$27.01	$50.31	$27.48

Rent leasing spread – renewal(1)	(0.5)%	5.7%	(0.3)%	7.5%
Rent leasing spread – new(1)	118.5%	13.9%	73.2%	38.2%
Rent leasing spread – all leases(1)	55.6%	13.1%	60.2%	35.9%

(1)	Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2019, rent leasing spreads were positive (55.6% and 60.2% for the three and six months ended June 30, 2019, respectively) primarily related to a new 5,800-square-foot office lease at 221 Main in San Francisco and a new 3,500-square-foot retail lease at 315 Park Avenue South in New York, offset by other leasing across our portfolio. Tenant improvement costs ($100.43 and $95.38 per square foot for the three and six months ended June 30, 2019, respectively) and lease commissions ($22.73 and $50.31 per square foot for the three and six months ended June 30, 2019, respectively) primarily relate to a new 26,000-square-foot lease at 116 Huntington and the new 3,500-square-foot retail lease at 315 Park Avenue South in New York. In 2018, rent leasing spreads were positive (13.1% and 35.9% for the three and six months ended June 30, 2018, respectively) primarily due to a 59,000-square-foot lease expansion at One & Three Glenlake Parkway in Atlanta, a 27,000-square-foot lease at 218 West 18th Street in New York, and a 17,000-square-foot lease expansion at 315 Park Avenue South. Over the next 12 months, approximately 183,000 square feet of leases at our operating properties (approximately 3.6% of our portfolio, based on revenues) are scheduled to expire.
Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.20 dividend rate for the second quarter of 2019.
Short-Term Liquidity and Capital Resources
During the first six months of 2019, we generated net cash flows from operating activities of $63.5 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $70.1 million, which included dividend payments for three quarters ($23.3 million for the fourth quarter of 2018 and an aggregate of $46.8 million for the first and second quarters of 2019). As a result of paying three dividends during the first six months of 2019, distributions to stockholders exceeded cash flows from operating activities for the period.
During the first six months of 2019, we received $193.9 million in net sales proceeds from the sale of One & Three Glenlake Parkway. These proceeds were used to fund $135.0 million of net repayments on our Revolving Credit Facility, leasing and capital projects, including those at our joint ventures, of $47.1 million; and an earnest money deposit of $13.7 million, related to a joint venture that will redevelop a property in New York.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be property acquisitions, development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of July 22, 2019, we have access to $320.0 million under our Revolving Credit Facility and $300.0 million under our delayed-draw term loan. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels of less than 40% of the undepreciated costs of our assets. As of June 30, 2019, our debt-to-real-estate-asset ratio was approximately 30.6%. Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable rate indebtedness may use LIBOR as a benchmark for establishing the rate. LIBOR is the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted but could include an increase in the cost of our variable rate indebtedness. If LIBOR is no longer widely available, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of June 30, 2019, we had $347.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
Our $300 Million Term Loan matures in January 2024 and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base rate loans, based on our applicable credit rating. The per annum facility fee on the aggregate term loan commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. As of June 30, 2019, the $300 million term loan remained undrawn and includes a delayed-draw feature, which allows us until December 7, 2019 to fully draw the term loan.
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
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of June 30, 2019. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of June 30, 2019, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations(1)	$1,415,325	$—	$52,575	$662,750	$700,000
Interest obligations on debt(1)(2)	272,488	27,578	109,438	82,184	53,288
Operating lease obligations(3)	1,359,429	4,222	17,124	17,388	1,320,695
Total	$3,047,242	$31,800	$179,137	$762,322	$2,073,983

(1)
Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We own a 51% interest in the Market Square Joint Venture. The 799 Broadway Joint Venture has $105.8 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points; and matures on October 9, 2021. We own a 49.7% interest in the 799 Broadway Joint Venture. As of June 30, 2019, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $21.6 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).

(2)
Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of June 30, 2019. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.

(3)
These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office lease. See Note 10, Leases, of the accompanying consolidated financial statements for additional information. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of June 30, 2019, our portfolio of 17 operating properties and two properties under development or redevelopment was approximately 97.6% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	49.7%	182,000	October 3, 2018	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	100.0%	147,000	October 24, 2018	$23,000

(1)	Exclusive of transaction costs and purchase price adjustments.

(2)
Purchase price is for our partial interests in the property, which is owned through an unconsolidated joint venture. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2019
One & Three Glenlake Parkway	Atlanta, GA	100.0%	711,000	April 15, 2019	227,500
2018
222 East 41st Street	New York, NY	100.0%	390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%	354,000	April 13, 2018	$49,000	(2)
University Circle and 333 Market Street Joint Ventures(3)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300

(1)	Exclusive of transaction costs and price adjustments.

(2)	Reflects the principal balance of the 263 Shuman Boulevard mortgage note, which was extinguished by transferring the property to the lender in the second quarter of 2018.

(3)	After the closing of this transaction, we retain a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.
Comparison of the Three Months Ended June 30, 2019 With the Three Months Ended June 30, 2018
Lease revenues were $69.6 million for the three months ended June 30, 2019, which represents a slight decrease as compared with $71.4 million for the three months ended June 30, 2018, as the impact of the current-year sale of One & Three Glenlake Parkway and the prior-year sale of 222 East 41st Street ($6.2 million) is partially offset by additional revenues from recent leasing ($3.3 million) and the acquisition of Lindbergh Center – Retail ($0.9 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee income was relatively stable at $1.9 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Management fee income is expected to remain at similar levels in the near term, and may increase as a result of future investing activities.
Other property income was $1.2 million for the three months ended June 30, 2019, which represents a decrease as compared with$2.1 million for the three months ended June 30, 2018, primarily due to prior-year lease termination activity. Other property operating income is expected to vary in the future, based on additional future joint venture activities.
Property operating costs were $22.6 million for the three months ended June 30, 2019, which represents a slight increase as compared with $22.5 million for the three months ended June 30, 2018. The increase is primarily due to increases in taxes ($0.5 million) and in other operating costs across our same-store portfolio ($0.3 million), and the acquisition of Lindbergh Center – Retail ($0.6 million), which are offset by the impact of the current-year sale of One & Three Glenlake Parkway and the prior-year sale of 222 East 41st Street ($1.3 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Management fee expenses were relatively stable at $0.2 million for the three months ended June 30, 2019 and 2018. Future management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $19.3 million for the three months ended June 30, 2019, which represents a decrease as compared with $20.7 million for the three months ended June 30, 2018. The impact of the current-year sale of One & Three Glenlake Parkway and the prior-year sale of 222 East 41st Street ($1.7 million) was partially offset by the acquisition of Lindbergh Center – Retail ($0.2 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $7.1 million for the three months ended June 30, 2019, which represents a decrease as compared with $8.6 million for the three months ended June 30, 2018, primarily due to lease terminations and extensions ($1.1 million) and the current-year sale of One & Three Glenlake Parkway and the prior-year sale of 222 East 41st Street ($0.8 million), partially offset by the acquisition of Lindbergh Center – Retail ($0.3 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
For the three months ended June 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
General and administrative – corporate expenses were relatively stable at $8.2 million for the three months ended June 30, 2019, and $8.3 million for the three months ended June 30, 2018. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
General and administrative – unconsolidated joint ventures expenses were also relatively stable at $0.8 million for the three months ended June 30, 2019, and $0.7 million for the three months ended June 30, 2018. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
Interest expense was $10.9 million for the three months ended June 30, 2019, which represents a decrease as compared with $14.3 million for the three months ended June 30, 2018. The decrease results from the settlement of a capital lease obligation using the corresponding development authority bonds in December 2018 ($1.8 million), prior-year debt repayments and settlements ($1.5 million), and interest capitalization ($0.4 million), which are partially offset by the net impact of paying down the $300 Million Term Loan with borrowings on the lower-rate Revolving Credit Facility ($0.3 million). We expect interest expense to vary in the near term based on future financing activities.
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
Interest and other income was $1.8 million for the three months ended June 30, 2018. The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
Income from the unconsolidated joint ventures was $2.2 million for the three months ended June 30, 2019, which represents an increase as compared with $1.8 million for the three months ended June 30, 2018, primarily due to leasing at properties owned through unconsolidated joint ventures. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $41.9 million for the three months ended June 30, 2019, as a result of selling One & Three Glenlake Parkway in April 2019. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income was $47.7 million, or $0.41 per basic and diluted share, for the three months ended June 30, 2019, which represents an increase as compared with a net loss of $3.4 million, or $0.03 per basic and diluted share, for the three months ended June 30, 2018. The increase is primarily due to the current-period gain on sale of One & Three Glenlake Parkway ($41.9 million) and the prior-period impairment loss ($30.8 million), partially offset by prior-period gain on extinguishment of debt ($23.7 million). See

Supplemental Performance Measures below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.
Comparison of the Six Months Ended June 30, 2019 With the Six Months Ended June 30, 2018
Lease revenues were $141.5 million for the six months ended June 30, 2019, which represents a slight decrease as compared with $141.8 million for the six months ended June 30, 2018, as the impact of the current-year sale of Glenlake Parkway and prior-year sale of 222 East 41st Street ($10.3 million) were largely offset by additional revenues from recent leasing ($8.5 million) and the acquisition of Lindbergh Center – Retail ($1.7 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee income was relatively stable at $3.8 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. Management fee income is expected to remain at similar levels in the near term, and may increase as a result of future investing activities.
Other property income was $2.9 million for the six months ended June 30, 2019, which represents a decrease from $3.7 million for the six months ended June 30, 2018, primarily due to prior-year lease termination activity. Other property operating income is expected to vary in the future, based on additional future joint venture activities.
Property operating costs were $46.8 million for the six months ended June 30, 2019, which represents a slight increase as compared with $45.5 million for the six months ended June 30, 2018, which is primarily due to increases in operating costs across our same-store portfolio ($1.3 million), the acquisition of Lindbergh Center – Retail ($1.2 million), and increases in property and other taxes ($1.1 million), which are offset by the impact of dispositions ($2.2 million). Property operating costs are expected to vary, based on recent and future investing and leasing activities.
Management fee expenses were stable at $0.4 million for the six months ended June 30, 2019 and 2018. Future management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $39.7 million for the six months ended June 30, 2019, which represents a slight decrease as compared with $41.5 million for the six months ended June 30, 2018. The impact of the current-year sale of One & Three Glenlake Parkway and prior-year sale of 222 East 41st Street ($2.7 million) was partially offset by capital projects across the portfolio ($0.6 million) and the acquisition of Lindbergh Center – Retail ($0.4 million). Depreciation is expected to vary, based on recent and future investing activities and capital projects.
Amortization was $14.6 million for the six months ended June 30, 2019, which represents a decrease as compared with $16.6 million for the six months ended June 30, 2018, as the impacts of the current-year sale of One & Three Glenlake Parkway and prior-year sale of 222 East 41st Street ($1.4 million) and lease terminations and extensions ($1.3 million) are partially offset by the acquisition of Lindbergh Center – Retail ($0.6 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
For the six months ended June 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
General and administrative – corporate expenses were relatively stable at $16.6 million and $16.1 million for the six months ended June 30, 2019 and 2018, respectively. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
General and administrative – unconsolidated joint ventures expenses were also relatively stable at $1.6 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
Interest expense was $23.0 million for the six months ended June 30, 2019, which represents a decrease as compared with $30.2 million for the six months ended June 30, 2018. The decrease results from prior-year debt repayments and settlements ($4.8 million), the settlement of a capital lease obligation using the corresponding development authority bonds in December 2018 ($3.6 million), and interest capitalization ($0.7 million), which are partially offset by the net impact of paying down the $300 Million Term Loan with borrowings on the lower-rate Revolving Credit Facility ($1.9 million). We expect interest expense to vary in the near term based on future financing activities.
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
Interest and other income was $3.6 million for the six months ended June 30, 2018. The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.
We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for the six months ended June 30, 2018, related to the sale of an additional 22.5% interest in University Circle and 333 Market Street joint ventures in February 2018, as further described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
Income from the unconsolidated joint ventures was $4.0 million for the six months ended June 30, 2019, which represents an increase as compared with $3.5 million for the six months ended June 30, 2018, as a result of leasing activity at properties owned through unconsolidated joint ventures. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $41.9 million for the six months ended June 30, 2019, as a result of selling One & Three Glenlake Parkway in April 2019. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income was $51.3 million, or $0.44 per basic and diluted share, for the six months ended June 30, 2019, which represents an increase as compared with a net loss of $1.9 million, or $0.02 per basic and diluted share, for the six months ended June 30, 2018. The increase is primarily due to the current-period gain on sale of One & Three Glenlake Parkway ($41.9 million) and the prior-period impairment loss ($30.8 million), partially offset by prior-period gain on extinguishment of debt ($23.7 million). See Supplemental Performance Measures below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.
NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of June 30, 2019, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Atlanta, Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 13, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
New York(1)	$23,680	$24,369	$46,486	$48,548
San Francisco(2)	20,407	19,396	40,904	38,950
Washington, D.C.(3)	8,586	8,802	17,039	17,132
Atlanta	6,144	9,084	14,295	17,838
Boston	1,875	1,545	3,864	3,313
Los Angeles	1,163	1,154	2,282	2,362
All other office markets	3,852	3,869	7,688	7,160
Total office segments	65,707	68,219	132,558	135,303
Corporate	(235)	(170)	(440)	(395)
Total NOI	$65,472	$68,049	$132,118	$134,908

(1)
Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on our ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through June 30, 2019.

(2)
Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on our ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through June 30, 2019.

(3)	Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
New York
NOI has decreased as a result of the sale of 222 East 41st Street in May of 2018, largely offset by leasing, primarily at 315 Park Avenue South. From June 30, 2018 to June 30, 2019, 315 Park Avenue South's commenced occupancy increased from 63.6% to 94.9%.
San Francisco
NOI has increased as a result of leasing, primarily at 650 California Street and University Circle. From June 30, 2018 to June 30, 2019, 650 California Street's commenced occupancy increased from 89.6% to 97.2%. At University Circle, 145,000 square feet of new and renewal leases have commenced since June 30, 2018, all with increased rental rates.
Atlanta
NOI has decreased as a result of the sale of One & Three Glenlake Parkway in April 2019.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From June 30, 2018 to June 30, 2019, 116 Huntington Avenue's commenced occupancy increased from 82.7% to 88.8%.
All Other Office Markets
Year-to-date, NOI increased as a result of transferring vacant 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note on April 13, 2018.
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
Funds From Operations
FFO is a non-GAAP measure used by many investors and analysts who follow the real estate industry to measure the performance of an equity REIT. We consider FFO a useful measure of our performance, principally because it excludes the effects of depreciation and amortization of real estate assets. GAAP depreciation and amortization reflect a systematic reduction in the carrying value of real estate assets and, therefore, are not indicative of the actual increase or decrease in the realizable value of real estate assets. We believe that the use of FFO, combined with the required GAAP presentations, is beneficial in improving our investors' understanding of our operating results and allowing for comparisons among other companies who define FFO as we do.
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, and real estate-related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and thus may not be comparable to those presentations.
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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$47,747	$(3,439)	$51,260	$(1,941)
Adjustments:
Depreciation of real estate assets	19,335	20,681	39,739	41,516
Amortization of lease-related costs	7,106	8,623	14,567	16,639
Impairment loss on real estate assets	—	30,812	—	30,812
Depreciation and amortization included in income from unconsolidated joint ventures(1)	12,502	12,632	25,430	26,190
Gain on sale of unconsolidated joint venture interests	—	—	—	(762)
Gain on sale of real estate assets	(41,918)	—	(41,918)	—
Total funds from operations adjustments	(2,975)	72,748	37,818	114,395
NAREIT FFO available to common stockholders	$44,772	$69,309	$89,078	$112,454

(1)	Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.
The following significant noncash revenues and expenses are included in our funds from operations:

•
Straight-line rental income, net:  to recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $3.6 million and $7.5 million for the three months ended June 30, 2019 and 2018, respectively; and $8.2 million and $17.2 million for the six months ended June 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $0.4 million for the three months ended June 30, 2019 and 2018; and $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

•
Amortization of intangible lease assets and liabilities:  to amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(1.1) million for the three months ended June 30, 2019 and 2018; and $(2.3) million and $(1.2) million for the six months ended June 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(2.5) million and $(2.9) million for the three months ended June 30, 2019 and 2018, respectively; and $(4.9) million and $(6.0) million for the six months ended June 30, 2019 and 2018, respectively.

•	Gain on extinguishment of debt: we recognized a gain on the settlement of debt of $23.7 million during the six months ended June 30, 2018.

•
Amortization of deferred financing costs and debt premiums (discounts):  to amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million and $0.8 million for the three months ended June 30, 2019 and 2018, respectively; and $1.3 million and $1.7 million for the six months ended June 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended June 30, 2019 and 2018; and $0.8 million for both the six months ended June 30, 2019 and 2018.

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
Quarter to Date
For the three months ended June 30, 2019, we have defined our same-store portfolio as those properties that have been continuously owned and operated since April 1, 2018 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Same Store NOI – wholly owned properties:
Revenues:
Lease revenues	$67,941	$64,418
Other property income	1,186	1,593
Total revenues	69,127	66,011
Property operating expenses	(21,605)	(20,716)
Same Store NOI – wholly owned properties(1)	47,522	45,295
Same Store NOI – joint venture-owned properties(2)	17,459	17,155
Same Store NOI	64,981	62,450
NOI from acquisitions(3)	195	—
NOI from dispositions(4)	296	5,599
NOI	$65,472	$68,049

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)	Reflects activity for the following properties acquired since April 1, 2018: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018.

(4)
Reflects activity for the following properties sold since April 1, 2018, for all periods presented: One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; and 263 Shuman Boulevard, returned to lender on April 13, 2018.

Same Store NOI increased from $62.5 million for the three months ended June 30, 2018, to $65.0 million for the three months ended June 30, 2019, primarily as a result of leasing at 315 Park Avenue South in New York and 650 California Street and University Circle in San Francisco.

Year to Date
For the six months ended June 30, 2019, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2018 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Same Store NOI – wholly owned properties:
Revenues:
Lease revenues	$134,830	$126,577
Other property income	2,723	2,645
Total revenues	137,553	129,222
Property operating expenses	(43,542)	(41,131)
Same Store NOI – wholly owned properties(1)	94,011	88,091
Same Store NOI – joint venture-owned properties(2)	35,178	34,001
Same Store NOI	129,189	122,092
NOI from acquisitions(3)	297	—
NOI from dispositions(4)	2,632	12,816
NOI	$132,118	$134,908

(1)	Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

(2)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.

(3)	Reflects activity for the following properties acquired since January 1, 2018: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018.

(4)
Reflects activity for the following properties sold since January 1, 2018, for all periods presented: One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; 263 Shuman Boulevard, returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.

Same Store NOI increased from $122.1 million for the six months ended June 30, 2018, to $129.2 million for the six months ended June 30, 2019, primarily as a result of leasing at 315 Park Avenue South in New York and 650 California Street and University Circle in San Francisco.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$47,747	$(3,439)	$51,260	$(1,941)
Management fee income	(1,898)	(1,818)	(3,767)	(3,577)
Depreciation	19,335	20,681	39,739	41,516
Amortization	7,106	8,623	14,567	16,639
General and administrative – corporate	8,180	8,282	16,604	16,076
General and administrative – unconsolidated joint ventures	838	736	1,647	1,467
Net interest expense	10,897	14,300	22,991	30,192
Interest income from development authority bonds	—	(1,800)	—	(3,600)
Gain on extinguishment of debt	—	—	—	(762)
Gain on sale of unconsolidated joint venture interests	—	(23,713)	—	(23,713)
Income tax expense	9	6	16	13
Adjustments included in income from unconsolidated joint ventures	15,176	15,379	30,979	31,786
Gain on sale of real estate assets	(41,918)	—	(41,918)	—
Impairment loss	—	30,812	—	30,812
NOI:	$65,472	$68,049	$132,118	$134,908
Same Store NOI – joint venture owned properties(1)	(17,459)	(17,155)	(35,178)	(34,001)
NOI from acquisitions(2)	(195)	—	(297)	—
NOI from dispositions(3)	(296)	(5,599)	(2,632)	(12,816)
Same Store NOI – wholly owned properties(4)	$47,522	$45,295	$94,011	$88,091

(1)
Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.

(2)
For the three months ended June 30, 2019, reflects activity for the following properties acquired since April 1, 2018: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018. For the six months ended June 30, 2019, reflects activity for the following properties acquired since January 1, 2018: Lindbergh Center – Retail, acquired on October 24, 2018 and 49.7% of 799 Broadway, acquired on October 3, 2018.

(3)
For the three months ended June 30, 2019, Reflects activity for the following properties sold since April 1, 2018, for all periods presented: One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; and 263 Shuman Boulevard, returned to lender on April 13, 2018. For the six months ended June 30, 2019, reflects activity for the following properties sold since January 1, 2018, for all periods presented: One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; 263 Shuman Boulevard, returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.

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
Related-Party Transactions
During the six months ended June 30, 2019 and 2018, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:

•	guaranties related to the debt of an unconsolidated joint venture;

•	obligations under operating leases;

•	commitments under existing lease agreements; and

•	litigation.
Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and did not note any subsequent events.

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
As of June 30, 2019, we had $347.0 million in outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $349.7 million in 2025 Bonds Payable outstanding; $349.1 million in 2026 Bonds Payable outstanding; and no borrowings outstanding on our $300 Million Term Loan. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.61% as of June 30, 2019.
Approximately $848.8 million of our total debt outstanding as of June 30, 2019, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2019, these balances incurred interest expense at an average interest rate of 3.75% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $347.0 million of our total debt is subject to variable rates. As of June 30, 2019, this balance incurred interest expense at an average interest rate of 3.27% and expires in 2023. An increase or decrease in interest rates of 100 basis points would have a $3.5 million annual impact on our interest payments.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; and our 799 Broadway Joint Venture holds a $105.8 million construction note, which bears interest at a floating rate of 6.66% as of June 30, 2019. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.70% at June 30, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the quarter ended June 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Not applicable.

(c)
On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.

During the quarter ended June 30, 2019, we did not repurchase any shares in accordance with the 2017 Stock Repurchase Program, as described in Note 8, Stockholders' Equity, of the accompanying financial statements.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	There have been no defaults with respect to any of our indebtedness.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the second quarter of 2019, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.	EXHIBITS

(a)	Exhibits
EXHIBIT INDEX TO
SECOND QUARTER 2019 FORM 10-Q OF
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

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 25, 2019	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer