Form 10-Q
period 2019-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2019-10-25
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2019
or
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

315 Park Avenue South, New York, New York 10010
(Address of principal executive offices) (Zip Code)

(212) 687-0800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock	CXP	NYSE
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one).

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

Number of shares outstanding of the registrant's
only class of common stock, as of October 21, 2019: 116,898,657 shares

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
Such statements in this current Form 10-Q include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:
•risks affecting the real estate industry, and the office sector in particular, (such as the inability to enter into new leases, dependence on tenants' financial condition, and competition from other owners of real estate);
•risks relating to our ability to maintain and increase property occupancy rates and rental rates;
•adverse economic or real estate market developments in our target markets;
•risks relating to the use of debt to fund acquisitions;
•availability and terms of financing;
•ability to refinance indebtedness as it comes due;
•sensitivity of our operations and financing arrangements to fluctuations in interest rates;
•reductions in asset valuations and related impairment charges;
•risks relating to construction, development, and redevelopment activities;
•risks associated with joint ventures, including disagreements with, or misconduct by, joint venture partners;
•risks relating to repositioning our portfolio;
•risks relating to reduced demand for, or over supply of, office space in our markets;
•risks relating to lease terminations, lease defaults, or changes in the financial condition of our tenants, particularly by a significant tenant;
•risks relating to acquisition and disposition activities;
•risks associated with the ability to consummate the proposed transactions with Normandy Real Estate Management ("Normandy"), and the timing of the closing of the proposed transactions with Normandy;
•the ability to successfully integrate our operations and employees in connection with the proposed transaction with Normandy;
•the ability to realize anticipated benefits and synergies of the proposed transactions with Normandy;
•the amount of the costs, fees, expenses, and charges related to the proposed transactions with Normandy;
•risks associated with our ability to continue to qualify as a real estate investment trust ("REIT");
•risks associated with possible cybersecurity attacks against us or any of our tenants;
•potential liability for uninsured losses and environmental contamination;
•potential adverse impact of market interest rates on the market price for our securities; and
•risks associated with our dependence on key personnel whose continued service is not guaranteed.
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, in our Form 10-K for the year ended December 31, 2018 and Part II, Item 1A – Risk Factors, in this Quarterly Report. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2018. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets:
Real estate assets, at cost:
Land	$803,986	$817,975
Buildings and improvements, less accumulated depreciation of $344,037 and $403,355, as of September 30, 2019 and December 31, 2018, respectively	1,593,735	1,910,041
Intangible lease assets, less accumulated amortization of $56,343 and $84,881, as of September 30, 2019 and December 31, 2018, respectively	50,726	98,540
Construction in progress	33,663	33,800
Total real estate assets	2,482,110	2,860,356
Operating lease assets	29,710	—
Investments in unconsolidated joint ventures	1,058,570	1,071,353
Cash and cash equivalents	147,485	17,118
Tenant receivables, net of $4 allowance for doubtful accounts as of December 31, 2018	2,474	3,258
Straight-line rent receivable	87,076	87,159
Prepaid expenses and other assets	33,404	23,218
Intangible lease origination costs, less accumulated amortization of $32,630 and $65,348, as of September 30, 2019 and December 31, 2018, respectively	23,517	34,092
Deferred lease costs, less accumulated amortization of $25,065 and $27,735, as of September 30, 2019 and December 31, 2018, respectively	61,455	77,439
Total assets	$3,925,801	$4,173,993
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $2,237 and $2,692, as of September 30, 2019 and December 31, 2018, respectively	$447,763	$629,308
Bonds payable, net of discounts of $1,169 and $1,304 and unamortized deferred financing costs of $3,704 and $4,158, as of September 30, 2019 and December 31, 2018, respectively	695,127	694,538
Operating lease liabilities	2,335	—
Accounts payable, accrued expenses, and accrued capital expenditures	53,281	49,117
Dividends payable	—	23,340
Deferred income	14,772	15,593
Intangible lease liabilities, less accumulated amortization of $13,913 and $21,766, as of September 30, 2019 and December 31, 2018, respectively	14,989	21,081
Total liabilities	1,228,267	1,432,977
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 116,908,658 and 116,698,033 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	1,169	1,167
Additional paid-in capital	4,424,372	4,421,587
Cumulative distributions in excess of earnings	(1,723,248)	(1,684,082)
Cumulative other comprehensive income (loss)	(4,759)	2,344
Total equity	2,697,534	2,741,016
Total liabilities and equity	$3,925,801	$4,173,993
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Lease revenues	$68,963	$69,737	$210,426	$211,506
Asset and property management fee income	1,914	1,825	5,681	5,402
Other property income	1,072	1,778	4,005	5,512
	71,949	73,340	220,112	222,420
Expenses:
Property operating costs	23,147	21,000	69,970	66,512
Asset and property management fee expenses	102	206	521	619
Depreciation	19,773	19,878	59,512	61,394
Amortization	7,485	7,920	22,052	24,559
Impairment loss on real estate assets	23,364	—	23,364	30,812
General and administrative – corporate	7,103	8,303	23,707	24,379
General and administrative – unconsolidated joint ventures	839	746	2,486	2,213
Pre-acquisition costs (Note 15)	2,437	—	2,437	—
	84,250	58,053	204,049	210,488
Other Income (Expense):
Interest expense	(10,289)	(13,051)	(33,281)	(43,260)
Gain on extinguishment of debt	—	—	—	23,713
Interest and other income	—	1,803	1	5,420
Gain on sale of unconsolidated joint venture interests	—	—	—	762
Income tax expense	(2)	(3)	(18)	(16)
Income from unconsolidated joint ventures	2,194	2,393	6,179	5,937
Gain on sale of real estate assets	112	—	42,030	—
	(7,985)	(8,858)	14,911	(7,444)
Net Income (Loss)	$(20,286)	$6,429	$30,974	$4,488
Per-Share Information – Basic:
Net income (loss)	$(0.17)	$0.05	$0.26	$0.04
Weighted-average common shares outstanding – basic	116,522	117,609	116,498	118,237
Per-Share Information – Diluted:
Net income (loss)	$(0.17)	$0.05	$0.26	$0.04
Weighted-average common shares outstanding – diluted	116,821	118,207	116,762	118,749
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(20,286)	$6,429	$30,974	$4,488
Market value adjustments to interest rate swap	(3,068)	722	(7,103)	4,174
Comprehensive income (loss)	$(23,354)	$7,151	$23,871	$8,662
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)
(in thousands, except per-share amounts)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity
	Shares	Amount
Balance, June 30, 2019	116,909	$1,169	$4,422,833	$(1,679,580)	$(1,691)	$2,742,731
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	—	—	1,539	—	—	1,539
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,382)	—	(23,382)
Net loss	—	—	—	(20,286)	—	(20,286)
Market value adjustment to interest rate swap	—	—	—	—	(3,068)	(3,068)
Balance, September 30, 2019	116,909	$1,169	$4,424,372	$(1,723,248)	$(4,759)	$2,697,534

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2018	116,698	$1,167	$4,421,587	$(1,684,082)	$2,344	$2,741,016
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	211	2	2,785	—	—	2,787
Distributions to common stockholders ($0.60 per share)	—	—	—	(70,140)	—	(70,140)
Net income	—	—	—	30,974	—	30,974
Market value adjustment to interest rate swap	—	—	—	—	(7,103)	(7,103)
Balance, September 30, 2019	116,909	$1,169	$4,424,372	$(1,723,248)	$(4,759)	$2,697,534
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY (CONTINUED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)
(in thousands, except per-share amounts)

	For the Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, June 30, 2018	117,974	$1,180	$4,447,054	$(1,648,577)	$4,355	$2,804,012
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	10	—	1,634	—	—	1,634
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,597)	—	(23,597)
Net income	—	—	—	6,429	—	6,429
Market value adjustment to interest rate swap	—	—	—	—	722	722
Balance, September 30, 2018	117,984	$1,180	$4,448,688	$(1,665,745)	$5,077	$2,789,200

	For the Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343
Repurchases of common stock	(1,954)	(19)	(41,770)	—	—	(41,789)
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	149	1	3,387	—	—	3,388
Distributions to common stockholders ($0.60 per share)	—	—	—	(71,095)	—	(71,095)
Net income	—	—	—	4,488	—	4,488
Market value adjustment to interest rate swap	—	—	—	—	4,174	4,174
Balance, September 30, 2018	117,984	$1,180	$4,448,688	$(1,665,745)	$5,077	$2,789,200
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net income	$30,974	$4,488
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(10,387)	(22,262)
Noncash operating lease expense	630	—
Depreciation	59,512	61,394
Amortization	18,692	22,340
Stock-based compensation expense	5,177	5,352
Impairment loss on real estate assets	23,364	30,812
Noncash interest expense	1,922	2,427
Gain on extinguishment of debt	—	(23,713)
Gain on sale of unconsolidated joint venture interests	—	(762)
Income from unconsolidated joint ventures	(6,179)	(5,937)
Distributions of earnings from unconsolidated joint ventures	20,601	21,464
Gain on sale of real estate assets	(42,030)	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Decrease (increase) in tenant receivables, net	856	(2,061)
Decrease in prepaid expenses and other assets	1,483	6,533
Increase (decrease) in accounts payable and accrued expenses	270	(36,281)
Decrease in deferred income	(821)	(2,757)
Net cash provided by operating activities	104,064	61,037
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	375,004	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083
Prepaid transaction costs and earnest money	(14,815)	(7,300)
Capital improvement and development costs	(49,324)	(56,379)
Deferred lease costs paid	(5,042)	(12,687)
Investments in unconsolidated joint ventures	(12,741)	(4,432)
Distributions from unconsolidated joint ventures	11,264	10,549
Net cash provided by investing activities	304,346	449,442
Cash Flows From Financing Activities:
Financing costs paid	(162)	(154)
Proceeds from lines of credit and notes payable	150,000	186,000
Repayments of lines of credit and notes payable	(332,000)	(551,476)
Distributions paid to stockholders	(93,480)	(95,056)
Redemptions of common stock	(2,401)	(43,764)
Net cash used in financing activities	(278,043)	(504,450)
Net increase in cash and cash equivalents	130,367	6,029
Cash and cash equivalents, beginning of period	17,118	9,567
Cash and cash equivalents, end of period	$147,485	$15,596
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019
(unaudited)

1.Organization
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
As of September 30, 2019, Columbia Property Trust owned 16 operating properties and two properties under development or redevelopment, of which 12 were wholly owned and six were owned through unconsolidated joint ventures, located primarily in New York, San Francisco, and Washington, D.C. As of September 30, 2019, the operating properties contained 7.1 million rentable square feet and were approximately 96.9% leased.

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
As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During the three months ended September 30, 2019 and 2018, $0.9 million and $1.0 million of interest was capitalized to construction in progress, respectively; and during both the nine months ended September 30, 2019 and 2018, $2.9 million of interest was capitalized to construction in progress. During the three and nine months ended September 30, 2019, $0.3 million and $0.9 million, respectively, were capitalized to investments in unconsolidated joint ventures. No interest was capitalized to investments in unconsolidated joint ventures during the nine months ended September 30, 2018.
Assets Held for Sale
Columbia Property Trust classifies properties as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, properties having separately identifiable operations and cash flows are considered held for sale when all of the following criteria are met:
•Management, having the authority to approve the action, commits to a plan to sell the property.
•The property is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such property.
•An active program to locate a buyer and other actions required to complete the plan to sell the property have been initiated.
•The property is being actively marketed for sale at a price that is reasonable in relation to its current fair value.
•Actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
•The sale of the property is probable (i.e., typically subject to a binding sale contract with a non-refundable deposit), and transfer of the property is expected to qualify for recognition as a completed sale within one year.
None of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheets as of September 30, 2019 or December 31, 2018.
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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of September 30, 2019.

In the third quarter of 2019, Columbia Property Trust recognized an impairment loss of $23.4 million as a result of changing its holding period expectations for Lindbergh Center in Atlanta, Georgia. Columbia Property Trust entered a contract to sell Lindbergh Center in the third quarter of 2019, and closed the sale on September 26, 2019. As a result, Columbia Property Trust reduced the carrying value of Lindbergh Center to reflect its estimated fair value, based on the estimated net sale proceeds of $181.0 million (Level 1), by recording an impairment loss of $23.4 million in the third quarter of 2019.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of September 30, 2019 and December 31, 2018, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2019	Gross	$2,482	$104,587	$56,147	$28,902
	Accumulated Amortization	(1,160)	(55,183)	(32,630)	(13,913)
	Net	$1,322	$49,404	$23,517	$14,989
December 31, 2018	Gross	$3,174	$147,668	$99,440	$42,847
	Accumulated Amortization	(1,060)	(81,220)	(65,348)	(21,766)
	Net	$2,114	$66,448	$34,092	$21,081
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
Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and nine months ended September 30, 2019 and 2018, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended September 30, 2019	$80	$3,423	$1,946	$1,354
For the Three Months Ended September 30, 2018	$51	$4,193	$2,376	$1,473
For the Nine Months Ended September 30, 2019	$244	$10,613	$6,066	$4,181
For the Nine Months Ended September 30, 2018	$153	$12,968	$7,333	$5,377

The net intangible assets and liabilities remaining as of September 30, 2019 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2019	$45	$2,712	$1,300	$1,107
For the years ending December 31:
2020	172	9,373	4,502	3,519
2021	172	6,977	3,329	1,591
2022	172	5,483	2,325	1,287
2023	172	4,842	2,096	1,264
2024	172	4,506	1,995	1,118
Thereafter	417	15,511	7,970	5,103
	$1,322	$49,404	$23,517	$14,989
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of September 30, 2019, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$2,344
Interest rate contracts	Accounts payable	$4,759	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$(3,068)	$722	$(7,103)	$4,174
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
Reclassification
In connection with adopting Accounting Standard Codification 842, Leases ("ASC 842"), effective January 1, 2019, rental income and tenant reimbursements have been combined into the lease revenues line on the consolidated statements of operations for all periods presented. See Recent Accounting Pronouncements below for additional details. In accordance with Accounting Standard Codification 360, Property, Plant, and Equipment ("ASC 360"), and in response to the Securities and Exchange Commission's Disclosure Update and Simplification release effective November 5, 2018, gains on sales of real estate assets have been moved to other income (expense) on the consolidated statements of operations for all periods presented.
Recent Accounting Pronouncements
Effective January 1, 2019, Columbia Property Trust adopted ASC 842, which amends the lease accounting rules with the following key changes:
•Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and to classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized using the effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases).
•Lessors are required to account for leases using an approach that is substantially similar to the pre-existing rules for operating leases, sales-type leases, and direct financing leases, with a few targeted changes, including that: (i) lessors are no longer permitted to capitalize and amortize initial indirect costs incurred to obtain a lease, and (ii) provisions for uncollectible tenant receivables are reflected as a reduction to lease revenues, instead of as general and administrative expense.
In connection with transitioning to ASC 842, Columbia Property Trust elected to use certain practical expedients which impact Columbia Property Trust as follows:
•Prospective implementation. In-place contracts retain their character as to whether they meet the definition of a lease or not; in-place leases retain their classification as an operating, sales-type, or direct financing lease; and prior-period accounting and presentation is unchanged.
•Rental income and tenant reimbursements for operating leases are combined in a single line on the statements of operations for all periods presented.
•Leases with a term of 12 months or less are expensed as incurred, as provided for in a practical expedient elected by Columbia Property Trust.
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

3.  Real Estate Transactions
Acquisitions
During 2018, Columbia Property Trust acquired the following properties. Columbia Property Trust did not acquire any properties during the nine months ended September 30, 2019.

Property	Location	Date	Percent Acquired	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	October 3, 2018	49.7%	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	October 24, 2018	100.0%	$23,000
(1)Exclusive of transaction costs and price adjustments.
(2)Purchase price is for Columbia Property Trust's partial interest in the property, which is owned through an unconsolidated joint venture.
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with Normandy Real Estate Partners, an affiliate of Normandy, for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the "799 Broadway Joint Venture"). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million.
Lindbergh Center – Retail
On October 24, 2018, Columbia Property Trust acquired the 147,000 square feet of ancillary retail and office space surrounding its existing property, Lindbergh Center, for a gross purchase price of $23.0 million. Lindbergh Center – Retail was sold in the Lindbergh Center disposition, as described below.

Dispositions
During 2018 and 2019, Columbia Property Trust disposed of the following properties, or partial interests in properties of unconsolidated joint ventures. Additional information for certain of the disposition transactions is provided below the table.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain on Sale (in thousands)
2019
Lindbergh Center	Atlanta, GA	September 26, 2019	100.0%	$187,000	$—
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100.0%	$227,500	$42,030
2018
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500	$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000	$24,039
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	$762
(1)Exclusive of transaction costs and price adjustments.
Lindbergh Center
On September 26, 2019, Columbia Property Trust closed on the sale of Lindbergh Center, including Lindbergh Center – Retail, for a gross sales price of $187.0 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $23.4 million related to this property in the third quarter of 2019, as further described in Note 2, Summary of Significant Accounting Policies. As of September 30, 2019, $46.0 million of the proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
One & Three Glenlake Parkway
On April 15, 2019, Columbia Property Trust closed on the sale of One & Three Glenlake Parkway in Atlanta, for a gross sale price of $227.5 million, exclusive of $33.6 million of adjustments for tenant improvements and rent abatements funded at closing. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
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

4. Unconsolidated Joint Ventures
As of September 30, 2019 and December 31, 2018, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

				Carrying Value of Investment
Joint Venture	Property Name	Geographic Market	Ownership Interest	September 30, 2019(1)	December 31, 2018
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%	$136,775	$134,250
University Circle Joint Venture	University Circle	San Francisco	55.0%	286,405	292,951
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	270,799	273,783
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%	90,662	99,283
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%	233,605	237,333
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.7%	40,324	33,753
				$1,058,570	$1,071,353
(1)Includes basis differences. There is an aggregate net difference of $279.9 million and $282.0 million as of September 30, 2019 and December 31, 2018, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest of $0.9 million on its investment in the 799 Broadway Joint Venture during the nine months ended September 30, 2019.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if other-than-temporary, reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of September 30, 2019.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	September 30, 2019	December 31, 2018	September 30, 2019		December 31, 2018	September 30, 2019	December 31, 2018
Market Square Joint Venture	$581,878	$582,176	$324,801	(2)	$324,762	$244,696	$241,581
University Circle Joint Venture	222,325	224,746	—		—	215,199	219,390
333 Market Street Joint Venture	370,444	375,884	—		—	354,782	360,915
114 Fifth Avenue Joint Venture	488,784	377,970	—		—	133,038	149,243
1800 M Street Joint Venture	436,385	447,585	—		—	422,308	429,016
799 Broadway Joint Venture	188,831	168,390	104,453	(3)	95,630	77,572	67,189
	$2,288,647	$2,176,751	$429,254		$420,392	$1,447,595	$1,467,334
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above).
(2)The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $108.4 million outstanding, net of $3.9 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
Summarized income statement information for the unconsolidated joint ventures for the three months ended September 30, 2019 and 2018 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2019	2018	2019	2018
Market Square Joint Venture	$12,195	$10,996	$(2,810)	$(3,120)	$(1,433)	$(1,592)
University Circle Joint Venture	10,522	11,577	5,840	6,601	3,212	3,630
333 Market Street Joint Venture	7,039	6,677	3,748	3,602	2,061	1,981
114 Fifth Avenue Joint Venture	10,943	10,210	(2,649)	(2,740)	(1,311)	(1,357)
1800 M Street Joint Venture	9,733	9,482	1,576	1,422	867	782
799 Broadway Joint Venture	—	—	(85)	—	(42)	—
	$50,432	$48,942	$5,620	$5,765	$3,354	$3,444
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summarized income statement information for the unconsolidated joint ventures for the nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2019	2018	2019	2018
Market Square Joint Venture	$35,424	$33,260	$(8,543)	$(9,127)	$(4,357)	$(4,655)
University Circle Joint Venture	33,439	31,921	18,569	17,349	10,213	9,944
333 Market Street Joint Venture	21,131	20,020	11,203	10,717	6,161	6,165
114 Fifth Avenue Joint Venture	32,036	30,999	(7,798)	(7,433)	(3,860)	(3,680)
1800 M Street Joint Venture	28,529	27,949	3,403	3,101	1,872	1,705
799 Broadway Joint Venture	—	—	(749)	—	(372)	—
	$150,559	$144,149	$16,085	$14,607	$9,657	$9,479
(1)Excludes amortization of basis differences (see footnote (1) to the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Asset and Property Management Fees
Columbia Property Trust provides asset and property management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the three and nine months ended September 30, 2019 and 2018, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Market Square Joint Venture	$558	$521	$1,705	$1,596
University Circle Joint Venture	610	565	1,755	1,657
333 Market Street Joint Venture	204	193	615	586
1800 M Street Joint Venture	542	546	1,606	1,563
	$1,914	$1,825	$5,681	$5,402
Columbia Property Trust also received reimbursements of property operating costs of $1.0 million and $1.1 million related to managing the above properties for the three months ended September 30, 2019 and 2018, respectively; and $3.2 million for the nine months ended September 30, 2019 and 2018. These reimbursements are included in other property income revenues in the accompanying consolidated statements of operations. Asset and property management fees of $0.5 million and $0.7 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. Additionally, during 2019, Columbia Property Trust leased office space from the Market Square Joint Venture, and the 799 Broadway Joint Venture continues to lease retail space from Columbia Property Trust. Under these leases, Columbia Property Trust paid $86,000 to the Market Square Joint Venture and received $90,000 from the 799 Broadway Joint Venture, for the nine months ended September 30, 2019.

5. Line of Credit and Notes Payable
As of September 30, 2019 and December 31, 2018, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	September 30, 2019	December 31, 2018
Revolving Credit Facility	$300,000	$482,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(2,237)	(2,692)
	$447,763	$629,308
On December 7, 2018, Columbia Property Trust amended and restated its $500.0 million revolving credit facility and $300.0 million unsecured term loan (together, the "Credit Agreement"). The Credit Agreement provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a 12-month, delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan"). The $300 Million Term Loan remains undrawn at September 30, 2019 and may be drawn until December 7, 2019.
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
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2019 and December 31, 2018, was approximately $450.1 million and $632.1 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2019 and December 31, 2018, was $450.0 million and $632.0 million, respectively. Columbia Property Trust estimated the fair value of the $150 Million Term Loan and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Rate Swap
Effective August 13, 2019, Columbia Property Trust entered into a $300.0 million interest rate swap agreement to effectively fix the interest rate on the $300 Million Term Loan at 2.55% (LIBOR, as defined, plus 100 basis points). Currently, $0 has been drawn on the $300 Million Term Loan, which may be drawn through December 7, 2019. Until the $300 Million Term Loan is drawn, the interest rate swap has been temporarily assigned to reduce the interest rate on borrowings under the Revolving Credit Facility. The interest rate swap may be moved to alternate borrowings with substantially similar terms, and is scheduled to mature on August 13, 2024. The interest rate swap qualifies for hedge accounting treatment; therefore, changes in its fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statements of other comprehensive income.
Interest Paid and Capitalized
During the nine months ended September 30, 2019 and 2018, Columbia Property Trust made interest payments of approximately $14.2 million and $16.7 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the nine months ended September 30, 2019, Columbia Property Trust capitalized interest of $3.8 million, $2.9 million of which was capitalized to construction in progress, and $0.9 million of which was capitalized to investments in unconsolidated joint ventures. During the nine months ended September 30, 2018, Columbia Property Trust capitalized interest of $2.9 million, all of which was capitalized to construction in progress. For the nine months ended September 30, 2019, the weighted average interest rate on Columbia Property Trust’s outstanding borrowings was 3.58%.
Debt Covenants
As of September 30, 2019, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6. Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of September 30, 2019 and December 31, 2018: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
Interest payments of $20.0 million were made on the Bonds Payable during both the nine months ended September 30, 2019 and 2018. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2019, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2019 and December 31, 2018, the estimated fair value of the Bonds Payable was approximately $729.5 million and $685.0 million, respectively, and the related carrying value, net of discounts, as of September 30, 2019 and December 31, 2018 was $698.8 million and $698.7 million, respectively. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.  Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of September 30, 2019, Columbia Property Trust had one individually significant unrecorded commitment of $21.4 million for the WeWork lease at 149 Madison Avenue. These commitments will be accrued as the related costs are incurred.
Guaranties of Debt of Unconsolidated Joint Ventures
As of September 30, 2019, the 799 Broadway Joint Venture has $108.4 million in outstanding borrowings on the Construction Loan. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of September 30, 2019, the remaining equity contribution requirement is $39.8 million, of which $19.8 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of September 30, 2019, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
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

8. Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). During the nine months ended September 30, 2019, Columbia Property Trust did not make any stock repurchases under the 2019 Stock Repurchase Program or the prior program. As of September 30, 2019, $200.0 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
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
On January 1, 2019, Columbia Property Trust granted 175,129 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2019, Columbia Property Trust granted 221,199 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the 2019 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. Below is a summary of the employee awards issued under the LTI Plan in the nine months ended September 30, 2019:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)		Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	375	$22.15	454		$19.37
Granted	176	$19.36	256	(3)	$17.66
Vested	(165)	$21.99	(121)	(3)	$19.08
Unvested awards – end of period(4)	386	$20.95	589		$18.85
(1)Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.
(2)Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.
(3)Includes approximately 35,000 Performance-Based RSUs for amounts earned above the target performance level, as defined by the LTI Plan, for the period from January 1, 2017 through December 31, 2018. These RSUs were granted and converted to shares in 2019.
(4)As of September 30, 2019, Columbia Property Trust expects approximately 371,000 of the 386,000 unvested restricted stock units to ultimately vest and approximately 567,000 of the 589,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 3.8%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the nine months ended September 30, 2019 and 2018, Columbia Property Trust granted the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value
May 14, 2019	28,000	$22.13
May 14, 2018	31,743	$22.20

Stock-Based Compensation Expense
For the three and nine months ended September 30, 2019 and 2018, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization of time-based awards granted under the LTI Plan	$831	$948	$2,519	$2,857
Amortization of performance-based awards granted under the LTI Plan(1)	704	682	2,039	1,790
Issuance of shares to independent directors	—	—	619	705
Total stock-based compensation expense	$1,535	$1,630	$5,177	$5,352
(1)Reflects amortization of awards made under the LTI Plan for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. As of September 30, 2019 and December 31, 2018, there were $11.0 million and $8.6 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant.

9.  Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Investments in real estate funded with other assets	$—	$617
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$—	$49,000
Amortization of net discounts on debt	$135	$135
Accrued transaction costs	$128	$—
Accrued investments in unconsolidated joint ventures	$163	$—
Accrued capital expenditures and deferred lease costs	$12,009	$14,299
Operating lease liability recorded at adoption of ASC 842	$34,791	$—
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(7,103)	$4,174
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and ASU 2014-09	$—	$358,098
Stock-based compensation expense	$5,177	$5,352

10.  Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. Operating lease assets represent Columbia Property Trust's right to use the underlying asset over the lease term, and operating lease liabilities represent Columbia Property Trust's obligation to make lease payments over the lease term. Operating lease liabilities are measured as the present value of lease payments over the lease term. As most of Columbia Property Trust's leases do not provide an implicit rate, Columbia Property Trust uses its incremental borrowing rate, based on information available at commencement, to calculate the present value of lease payments. Lease term extensions are included in the operating lease liability when it is reasonably certain that they will be exercised. Any variable payments for non-lease services provided under leases are expensed as incurred. Operating lease assets are measured based on the corresponding operating lease liability amount, reduced for lease incentives. At adoption of ASC 842, straight-line rent payable (receivable) balances and intangible lease asset (liability) balances were reclassified to the corresponding right of use assets. Operating lease expense is recognized on a straight-line basis over the lease term, and is recorded as property operating costs for ground leases and as general and administrative – corporate for all other operating leases. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases.
As of September 30, 2019, Columbia Property Trust has one ground lease with a remaining lease term of 58.3 years, inclusive of renewal options, which is included in operating lease assets of $29.7 million. Payments for all future periods under this ground lease have already been made. Thus, as of September 30, 2019, operating lease liabilities of $2.3 million include only the present value of future payments due under an office lease, which has a remaining lease term of three years, inclusive of renewal options. There were two ground leases associated with Lindbergh Center, which was sold in September 2019.
As of September 30, 2019, the future minimum lease payments to be made by Columbia Property Trust under its operating lease are as follows (in thousands):

Remainder of 2019	$175
2020	728
2021	760
2022	793
2023	67
2024	—
Thereafter	—
Total lease payments	2,523
Less: interest expense	(188)
Present value of lease liabilities	$2,335
Weighted-average remaining lease term (years)	3.3 years
Weighted-average discount rate	4.5%
As of December 31, 2018, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (in thousands):

2019	$2,502
2020	2,539
2021	2,704
2022	2,743
2023	2,023
Thereafter	176,782
Total	$189,293	(1)
(1)These amounts relate to ground leases in place at Lindbergh Center, which was sold in September 2019.

Columbia Property Trust's operating leases had the following impacts on the consolidated balance sheet as of September 30, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Assets:
Total operating lease assets	$27,964	$1,746	$29,710
Liabilities:
Total operating lease liabilities	$—	$2,335	$2,335

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of operations for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Ground Leases	Office Lease	Total Operating Leases	Ground Leases	Office Lease	Total Operating Leases
Property operating costs	$661	$—	$661	$2,045	$—	$2,045
General and administrative – corporate	—	145	145	—	435	435
Total operating lease expenses	$661	$145	$806	$2,045	$435	$2,480
Columbia Property Trust's operating leases had the following impacts on the consolidated statements of cash flows for the nine months ended September 30, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Cash paid for operating lease liabilities included in cash flows from operations	$(1,329)	$(522)	$(1,851)
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Some of Columbia Property Trust's leases contain extension and/or termination options; however, the exercise of these extensions or terminations is at the discretion of the tenant and subject to negotiations. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. If at any point during the term of a lease, it is determined that the collectability of a tenant receivable is not probable, such receivable is written off against lease revenues. Contracts are evaluated at commencement to determine if the contract contains a lease, as defined under ASC 842, and the appropriate classification for such leases. As of September 30, 2019, the weighted-average remaining term for such leases is approximately 7.0 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and nine months ended September 30, 2019 are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Fixed payments	$62,149	$191,200
Variable payments	6,814	19,226
Total lease revenues	$68,963	$210,426

As of September 30, 2019, the future minimum fixed lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (thousands):

Remainder of 2019	$52,701
2020	221,974
2021	220,160
2022	204,954
2023	188,604
2024	179,994
Thereafter	856,251
Total	$1,924,638
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
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. For the three months ended September 30, 2019 and 2018, Columbia Property Trust earned revenues of $1.9 million and $1.8 million, respectively, under these agreements; and for the nine months ended September 30, 2019 and 2018, Columbia Property Trust earned revenues of $5.7 million and $5.4 million, respectively, under these agreements.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. For the three months ended September 30, 2019 and 2018, Columbia Property Trust earned leasing override fees of $52,500 and $24,000, respectively; and for the nine months ended September 30, 2019 and 2018, Columbia Property Trust earned leasing override fees of $74,600 and $62,000, respectively. Such fees are included in asset and property management fee income on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. For the three months ended September 30, 2019 and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $1.1 million; and for the nine months ended September 30, 2019 and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $3.3 million and $3.2 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. For the three months ended September 30, 2019 and 2018, Columbia Property Trust earned miscellaneous revenue of $17,900 and $198,600, respectively; and for the nine months ended September 30, 2019 and 2018, Columbia Property

Trust earned miscellaneous revenue of $253,300 and $556,200, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.

12. Earnings Per Share
For the three and nine months ended September 30, 2019 and 2018, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(20,286)	$6,429	$30,974	$4,488
Distributions paid on unvested shares	(77)	(75)	(232)	(221)
Net income (loss) used to calculate basic and diluted earnings per share	$(20,363)	$6,354	$30,742	$4,267
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted-average common shares – basic	116,522	117,609	116,498	118,237
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	123	126	102	88
Future period LTI Plan awards	176	472	162	424
Weighted-average common shares – diluted	116,821	118,207	116,762	118,749

13. Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of September 30, 2019, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Washington, D.C., Atlanta, Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New York(1)	$39,439	$37,990	$117,109	$119,248
San Francisco(2)	27,866	26,548	83,650	76,156
Washington, D.C.(3)	14,708	14,347	43,300	42,730
Atlanta	6,699	10,485	25,666	30,626
Boston	3,380	3,457	10,609	9,985
Los Angeles	1,996	1,962	5,857	5,792
All other office markets	3,947	3,941	11,769	11,782
Total office segments	98,035	98,730	297,960	296,319
Corporate	728	780	2,339	2,355
Total operating revenues	$98,763	$99,510	$300,299	$298,674
(1)Includes operating revenues for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest: 49.5% for all periods presented.
(2)Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2019.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenues	$71,949	$73,340	$220,112	$222,420
Operating revenues included in income from unconsolidated joint ventures(1)	28,728	27,995	85,868	81,656
Less: asset and property management fee income(2)	(1,914)	(1,825)	(5,681)	(5,402)
Total operating revenues	$98,763	$99,510	$300,299	$298,674
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 11, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New York(1)	$23,235	$23,145	$69,721	$71,693
San Francisco(2)	20,495	19,925	61,399	58,875
Washington, D.C.(3)	8,475	8,844	25,514	25,976
Atlanta	5,640	9,245	19,935	27,083
Boston	1,700	1,890	5,564	5,203
Los Angeles	1,092	1,119	3,374	3,481
All other office markets	3,870	3,989	11,558	11,149
Total office segments	64,507	68,157	197,065	203,460
Corporate	(225)	(204)	(665)	(599)
Total NOI	$64,282	$67,953	$196,400	$202,861
(1)Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through September 30, 2019.
(2)Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2019.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(20,286)	$6,429	$30,974	$4,488
Asset and property management fee income	(1,914)	(1,825)	(5,681)	(5,402)
Depreciation	19,773	19,878	59,512	61,394
Amortization	7,485	7,920	22,052	24,559
Impairment loss	23,364	—	23,364	30,812
General and administrative – corporate	7,103	8,303	23,707	24,379
General and administrative – unconsolidated joint ventures	839	746	2,486	2,213
Pre-acquisition costs	2,437	—	2,437	—
Net interest expense	10,289	13,049	33,280	43,241
Interest income from development authority bonds	—	(1,800)	—	(5,400)
Gain on sale of unconsolidated joint venture interests	—	—	—	(762)
Gain on extinguishment of debt	—	—	—	(23,713)
Income tax expense	2	3	18	16
Adjustments included in income from unconsolidated joint ventures	15,302	15,250	46,281	47,036
Gain on sale of real estate assets	(112)	—	(42,030)	—
NOI	$64,282	$67,953	$196,400	$202,861

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
(1)The subsidiary issuer (Columbia Property Trust OP) is 100% owned by the parent company guarantor (Columbia Property Trust);
(2)The guarantee is full and unconditional; and
(3)No other subsidiary of the parent company guarantor (Columbia Property Trust) guarantees the 2026 Bonds Payable or the 2025 Bonds Payable.
Columbia Property Trust uses the equity method with respect to its investment in subsidiaries included in its consolidated financial statements. Set forth below are Columbia Property Trust's condensed consolidating balance sheets as of September 30, 2019 and December 31, 2018, as well as its condensed consolidating statements of operations and its condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018, and its condensed consolidating statements of cash flows for the nine months ended September 30, 2019 and 2018.

Condensed Consolidating Balance Sheets (in thousands):

	As of September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$803,986	$—	$803,986
Buildings and improvements, net	—	1,420	1,592,315	—	1,593,735
Intangible lease assets, net	—	—	50,726	—	50,726
Construction in progress	—	—	33,663	—	33,663
Total real estate assets	—	1,420	2,480,690	—	2,482,110
Operating lease assets	1,746	—	27,964	—	29,710
Investments in unconsolidated joint ventures	—	1,058,570	—	—	1,058,570
Cash and cash equivalents	126,101	17,932	3,452	—	147,485
Investment in subsidiaries	2,431,291	970,695	—	(3,401,986)	—
Tenant receivables	—	—	2,474	—	2,474
Straight-line rent receivable	—	—	87,076	—	87,076
Prepaid expenses and other assets	140,731	351,262	10,440	(469,029)	33,404
Intangible lease origination costs, net	—	—	23,517	—	23,517
Deferred lease costs, net	—	—	61,455	—	61,455
Total assets	$2,699,869	$2,399,879	$2,697,068	$(3,871,015)	$3,925,801
Liabilities:
Line of credit and notes payable, net	$—	$447,763	$467,344	$(467,344)	$447,763
Bonds payable, net	—	695,127	—	—	695,127
Operating lease liabilities	2,335	—	—	—	2,335
Accounts payable, accrued expenses, and accrued capital expenditures	—	16,825	36,456	—	53,281
Due to affiliates	—	—	1,685	(1,685)	—
Deferred income	—	—	14,772	—	14,772
Intangible lease liabilities, net	—	—	14,989	—	14,989
Total liabilities	2,335	1,159,715	535,246	(469,029)	1,228,267
Equity:
Total equity	2,697,534	1,240,164	2,161,822	(3,401,986)	2,697,534
Total liabilities and equity	$2,699,869	$2,399,879	$2,697,068	$(3,871,015)	$3,925,801

Condensed Consolidating Balance Sheets (in thousands):

	As of December 31, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Assets:
Real estate assets, at cost:
Land	$—	$—	$817,975	$—	$817,975
Building and improvements, net	—	1,739	1,908,302	—	1,910,041
Intangible lease assets, net	—	—	98,540	—	98,540
Construction in progress	—	—	33,800	—	33,800
Total real estate assets	—	1,739	2,858,617	—	2,860,356
Investments in unconsolidated joint ventures	—	1,071,353	—	—	1,071,353
Cash and cash equivalents	1,705	10,573	4,840	—	17,118
Investment in subsidiaries	2,622,528	1,236,982	—	(3,859,510)	—
Tenant receivables, net	—	—	3,258	—	3,258
Straight-line rent receivable	—	—	87,159	—	87,159
Prepaid expenses and other assets	140,797	340,071	11,379	(469,029)	23,218
Intangible lease origination costs, net	—	—	34,092	—	34,092
Deferred lease costs, net	—	—	77,439	—	77,439
Total assets	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993
Liabilities:
Lines of credit and notes payable, net	$—	$629,308	$467,344	$(467,344)	$629,308
Bonds payable, net	—	694,538	—	—	694,538
Accounts payable, accrued expenses, and accrued capital expenditures	674	9,441	39,007	(5)	49,117
Dividends payable	23,340	—	—	—	23,340
Due to affiliates	—	—	1,680	(1,680)	—
Deferred income	—	—	15,593	—	15,593
Intangible lease liabilities, net	—	—	21,081	—	21,081
Total liabilities	24,014	1,333,287	544,705	(469,029)	1,432,977
Equity:
Total equity	2,741,016	1,327,431	2,532,079	(3,859,510)	2,741,016
Total liabilities and equity	$2,765,030	$2,660,718	$3,076,784	$(4,328,539)	$4,173,993

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$68,963	$—	$68,963
Asset and property management fee income	958	—	956	—	1,914
Other property income	—	—	1,072	—	1,072
	958	—	70,991	—	71,949
Expenses:
Property operating costs	—	—	23,147	—	23,147
Asset and property management fee expenses	—	—	102	—	102
Depreciation	—	160	19,613	—	19,773
Amortization	—	—	7,485	—	7,485
Impairment loss on real estate assets	—	—	23,364	—	23,364
General and administrative – corporate	213	1,631	5,259	—	7,103
General and administrative – unconsolidated joint ventures	—	13	826	—	839
Pre-acquisition costs	—	2,437	—	—	2,437
	213	4,241	79,796	—	84,250
Other Income (Expense):
Interest expense	—	(10,289)	(5,053)	5,053	(10,289)
Interest and other income	1,575	3,478	—	(5,053)	—
Income tax expense	—	—	(2)	—	(2)
Income (loss) from unconsolidated entities	(22,606)	(9,559)	(2)	34,361	2,194
Gain on sale of real estate assets	—	—	112	—	112
	(21,031)	(16,370)	(4,945)	34,361	(7,985)
Net Income (Loss)	$(20,286)	$(20,611)	$(13,750)	$34,361	$(20,286)

Condensed Consolidating Statements of Operations (in thousands):

	For the Three Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$2	$69,735	$—	$69,737
Asset and property management fee income	915	—	910	—	1,825
Other property income	—	—	1,778	—	1,778
	915	2	72,423	—	73,340
Expenses:
Property operating costs	—	—	21,000	—	21,000
Asset and property management fee expenses	—	—	206	—	206
Depreciation	—	168	19,710	—	19,878
Amortization	—	—	7,920	—	7,920
General and administrative – corporate	192	2,594	5,517	—	8,303
General and administrative – unconsolidated joint ventures	—	—	746	—	746
	192	2,762	55,099	—	58,053
Other Income (Expense):
Interest expense	—	(10,905)	(7,199)	5,053	(13,051)
Interest and other income	1,575	3,478	1,803	(5,053)	1,803
Income tax expense	—	—	(3)	—	(3)
Income (loss) from unconsolidated entities	4,131	15,858	(3)	(17,593)	2,393
	5,706	8,431	(5,402)	(17,593)	(8,858)
Net Income	$6,429	$5,671	$11,922	$(17,593)	$6,429

Condensed Consolidating Statements of Operations (in thousands):

	For the Nine Months Ended September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$—	$210,426	$—	$210,426
Asset and property management fee income	2,796	—	2,885	—	5,681
Other property income	—	—	4,005	—	4,005
	2,796	—	217,316	—	220,112
Expenses:
Property operating costs	—	—	69,970	—	69,970
Asset and property management fee expenses	—	—	521	—	521
Depreciation	—	493	59,019	—	59,512
Amortization	—	—	22,052	—	22,052
Impairment loss on real estate assets	—	—	23,364	—	23,364
General and administrative – corporate	611	6,196	16,900	—	23,707
General and administrative – unconsolidated joint ventures	—	29	2,457	—	2,486
Pre-acquisition costs	—	2,437	—	—	2,437
	611	9,155	194,283	—	204,049
Other income (expense):
Interest expense	—	(33,281)	(15,159)	15,159	(33,281)
Interest and other income	4,725	10,434	1	(15,159)	1
Income tax expense	—	—	(18)	—	(18)
Income (loss) from unconsolidated entities	24,064	62,977	(2)	(80,860)	6,179
Gain on sale of real estate assets	—	—	42,030	—	42,030
	28,789	40,130	26,852	(80,860)	14,911
Net income	$30,974	$30,975	$49,885	$(80,860)	$30,974

Condensed Consolidating Statements of Operations (in thousands):

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Revenues:
Lease revenues	$—	$2	$211,504	$—	$211,506
Asset and property management fee income	2,749	—	2,653	—	5,402
Other property income	—	—	5,512	—	5,512
	2,749	2	219,669	—	222,420
Expenses:
Property operating costs	—	—	66,512	—	66,512
Asset and property management fee expenses	—	—	619	—	619
Depreciation	—	500	60,894	—	61,394
Amortization	—	—	24,559	—	24,559
Impairment loss on real estate	—	—	30,812	—	30,812
General and administrative – corporate	582	7,412	16,385	—	24,379
General and administrative – unconsolidated joint ventures	—	—	2,213	—	2,213
	582	7,912	201,994	—	210,488
Other income (expense):
Interest expense	—	(35,322)	(26,344)	18,406	(43,260)
Gain (loss) on extinguishment of debt	—	(326)	24,039	—	23,713
Interest and other income	7,972	10,434	5,420	(18,406)	5,420
Gain on sale of unconsolidated joint venture interests	—	762	—	—	762
Income tax expense	—	—	(16)	—	(16)
Income (loss) from unconsolidated entities	(5,651)	26,521	—	(14,933)	5,937
	2,321	2,069	3,099	(14,933)	(7,444)
Net income (loss)	$4,488	$(5,841)	$20,774	$(14,933)	$4,488

Condensed Consolidating Statements of Comprehensive Income (in thousands):

	For the Three Months Ended September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net loss	$(20,286)	$(20,611)	$(13,750)	$34,361	$(20,286)
Market value adjustments to interest rate swap	(3,068)	(3,068)	—	3,068	(3,068)
Comprehensive loss	$(23,354)	$(23,679)	$(13,750)	$37,429	$(23,354)

	For the Three Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$6,429	$5,671	$11,922	$(17,593)	$6,429
Market value adjustments to interest rate swap	722	722	—	(722)	722
Comprehensive income	$7,151	$6,393	$11,922	$(18,315)	$7,151

	For the Nine Months Ended September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income	$30,974	$30,975	$49,885	$(80,860)	$30,974
Market value adjustments to interest rate swap	(7,103)	(7,103)	—	7,103	(7,103)
Comprehensive income	$23,871	$23,872	$49,885	$(73,757)	$23,871

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Net income (loss)	$4,488	$(5,841)	$20,774	$(14,933)	$4,488
Market value adjustments to interest rate swap	4,174	4,174	—	(4,174)	4,174
Comprehensive income (loss)	$8,662	$(1,667)	$20,774	$(19,107)	$8,662

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30, 2019
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$33,072	$31,084	$120,768	$(80,860)	$104,064
Cash flows from investing activities:
Net proceeds from the sale of real estate	—	—	375,004	—	375,004
Investment in real estate and related assets	(14,815)	—	(54,366)	—	(69,181)
Investments in unconsolidated joint ventures	—	(12,741)	—	—	(12,741)
Distributions from unconsolidated joint ventures	—	11,264	—	—	11,264
Distributions from subsidiaries	202,020	384,877	—	(586,897)	—
Net cash provided by investing activities	187,205	383,400	320,638	(586,897)	304,346
Cash flows from financing activities:
Borrowings, net of fees	—	149,838	—	—	149,838
Repayments	—	(332,000)	—	—	(332,000)
Distributions	(93,480)	(224,963)	(442,794)	667,757	(93,480)
Redemptions of common stock	(2,401)	—	—	—	(2,401)
Net cash used in financing activities	(95,881)	(407,125)	(442,794)	667,757	(278,043)
Net increase (decrease) in cash and cash equivalents	124,396	7,359	(1,388)	—	130,367
Cash and cash equivalents, beginning of period	1,705	10,573	4,840	—	17,118
Cash and cash equivalents, end of period	$126,101	$17,932	$3,452	$—	$147,485

Condensed Consolidating Statements of Cash Flows (in thousands):

	For the Nine Months Ended September 30, 2018
	Columbia Property Trust (Parent) (Guarantor)	Columbia Property Trust OP (the Issuer)	Non- Guarantors	Consolidating Adjustments	Columbia Property Trust (Consolidated)
Cash flows from operating activities	$2,167	$2,522	$77,122	$(20,774)	$61,037
Cash flows from investing activities:
Net proceeds from the sale of real estate	—	—	284,608	—	284,608
Net proceeds from sale of investments in unconsolidated joint ventures	—	235,083	—	—	235,083
Investment in real estate and related assets	(7,300)	(51)	(69,015)	—	(76,366)
Investments in unconsolidated joint ventures	—	(4,432)	—	—	(4,432)
Distributions from unconsolidated joint ventures	—	10,549	—	—	10,549
Distributions from subsidiaries	143,562	266,276	—	(409,838)	—
Net cash provided by investing activities	136,262	507,425	215,593	(409,838)	449,442
Cash flows from financing activities:
Borrowings, net of fees	—	185,846	—	—	185,846
Repayments	—	(549,000)	(2,476)	—	(551,476)
Distributions	(95,056)	(141,774)	(288,838)	430,612	(95,056)
Redemptions of common stock	(43,764)	—	—	—	(43,764)
Net cash used in financing activities	(138,820)	(504,928)	(291,314)	430,612	(504,450)
Net increase (decrease) in cash and cash equivalents	(391)	5,019	1,401	—	6,029
Cash and cash equivalents, beginning of period	692	5,079	3,796	—	9,567
Cash and cash equivalents, end of period	$301	$10,098	$5,197	$—	$15,596

15.  Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and noted the following subsequent event:
On October 16, 2019, Columbia Property Trust entered into a contribution agreement (the "Contribution Agreement") to acquire Normandy Real Estate Management, LLC, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C. for approximately $100.0 million, exclusive of transaction and closing costs (the "Purchase Price"). The Contribution Agreement contains certain customary representations, warranties, covenants, indemnities, and termination rights for a transaction of this nature. This transaction is expected to close in 2019, pending the completion of customary closing conditions.
The Purchase Price will be comprised of two components: an approximately $13.5 million cash payment, and the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units at a strike price of $26.50 per share (the "Preferred OP Units") of Columbia Property Trust OP at the Closing. The Preferred OP Units will be convertible into newly issued common units of Columbia Property Trust OP, which are convertible into shares of Columbia Property Trust's common stock, subject to certain terms and conditions.

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

Executive Summary
In October 2019, we entered an agreement to acquire Normandy Real Estate Management, a leading developer, operator, and investment manager of office and mixed-use assets in New York; Boston; and Washington, D.C. We will acquire Normandy's vertically integrated operating platform and its general partner interests in three active management funds in a cash and equity transaction with a total value of approximately $100 million, exclusive of transaction and closing costs. The acquisition will expand our current platform by strengthening our sourcing, construction, and other key capabilities, as well as by adding a full development arm and creating a complementary fund program. We believe it will also result in greater access to capital through Normandy's joint venture partner relationships and augment our growth strategy through Normandy's development platform and pipeline of value-add projects.
The acquisition of Normandy furthers our primary strategic objective to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties, by owning and operating high-quality office properties located in certain high-barrier-to-entry markets. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives. Our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments and development projects with an emphasis on central business districts and multi-tenant buildings.
Over the past several years, we have undertaken a capital recycling program that involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $4.2 billion, including the following recent transactions:
•In September 2019, we sold Lindbergh Center in Atlanta for a gross sales price of $187.0 million.
•In April 2019, we sold One & Three Glenlake Parkway also in Atlanta for a gross sale price of $227.5 million.
•In October 2018, we acquired a 49.7% interest in a joint venture that will develop a 12-story, 182,000-square-foot office building at 799 Broadway in New York.
•In May 2018, we sold 222 East 41st Street in New York, after re-leasing the property to a single tenant for 30 years, for a gross sale price of $332.5 million.
In March 2019, we entered into a contract with a joint venture partner to purchase a 16-story, 235,000-square-foot office building in Manhattan for a full-scale redevelopment project, with closing expected in late 2019. We are continuing to actively pursue additional strategic investment opportunities in our target markets, and selective property dispositions in non-target markets.
Our portfolio is 96.9% leased, with less than 1% of our leases scheduled to expire the remainder of this year and a substantial majority of our revenues generated from properties in our high-barrier target markets. We continue to maintain a strong and flexible balance sheet. In December 2018, we amended and restated our $500 million unsecured revolving credit facility and $300 million unsecured term loan, resulting in a $950 million combined credit facility. The amended and restated facility extended maturities, lowered interest costs, and increased the Revolving Credit Facility from $500 million to $650 million. Further, the new $300 million term loan is currently undrawn and includes a delayed-draw feature, which allows for us to fully draw the term loan by December 7, 2019. As of September 30, 2019, our debt-to-real-estate-asset ratio is 31.6%(1)(2); 90.7%(1) of our portfolio is unencumbered by mortgages; and our weighted average cost of borrowing during the quarter is 3.82%(1) per annum. Our debt maturities are laddered, coming due in two to seven years, and $450.0 million of our unsecured borrowings can be repaid prior to maturity without penalty.
From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. As of September 30, 2019, $200.0 million remains available under our current repurchase program.
(1)Statistics include our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
(2)On a net basis (i.e., reduced for cash on hand), our debt-to-real-estate-asset ratio is 27.7%.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 96.9% leased as of September 30, 2019, and 97.3% leased as of September 30, 2018. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total number of leases	12	17	38	44
Square feet of leasing – renewal	144,418	230,045	155,553	270,821
Square feet of leasing – new	39,350	174,981	156,362	386,693
Total square feet of leasing	183,768	405,026	311,915	657,514
Lease term (months)	105	119	108	111
Tenant improvements, per square foot – renewal	$69.68	$14.25	$70.92	$14.05
Tenant improvements, per square foot – new	$66.79	$76.20	$90.94	$69.08
Tenant improvements, per square foot – all leases	$69.28	$65.95	$80.77	$63.48
Leasing commissions, per square foot – renewal	$27.95	$11.48	$28.09	$10.50
Leasing commissions, per square foot – new	$21.78	$22.84	$46.82	$26.10
Leasing commissions, per square foot – all leases	$27.09	$20.96	$37.32	$24.51

Rent leasing spread – renewal(1)	79.6%	5.2%	75.4%	5.8%
Rent leasing spread – new(1)	54.3%	21.8%	67.3%	29.8%
Rent leasing spread – all leases(1)	77.0%	19.0%	73.3%	26.8%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2019, rent leasing spreads were positive (77.0% and 73.3% for the three and nine months ended September 30, 2019, respectively) primarily related to a 29,500-square-foot office lease renewal at 218 West 18th Street in New York and a new 15,200-square-foot lease at 650 California Street in San Francisco. In 2018, rent leasing spreads were positive (19.0% and 26.8% for the three and nine months ended September 30, 2018, respectively) primarily due to lease expansions of 59,000 square feet and 140,000 square feet at One & Three Glenlake Parkway in Atlanta, which was sold in April 2019. Over the next 12 months, approximately 151,000 square feet of leases at our operating properties (approximately 3.2% of our portfolio, based on revenues) are scheduled to expire.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.20 dividend rate for the third quarter of 2019.
Short-Term Liquidity and Capital Resources
During the first nine months of 2019, we generated net cash flows from operating activities of $104.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $93.5 million, which included dividend payments for four quarters ($23.3 million for the fourth quarter of 2018 and an aggregate of $70.2 million for the first three quarters of 2019).
During the first nine months of 2019, we received $375.0 million in net sales proceeds from the sale of Lindbergh Center and One & Three Glenlake Parkway. These proceeds were used to fund $182.0 million of net repayments on our Revolving Credit Facility; leasing and capital projects, including those at our joint ventures, of $67.1 million; and an earnest money deposit of $13.7 million, related to a joint venture that will redevelop a property in New York.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be acquisitions, development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of October 21, 2019, we have access to $493.0 million under our Revolving Credit Facility and $300.0 million under our delayed-draw term loan. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels of less than 40% of the undepreciated costs of our assets. As of September 30, 2019, our debt-to-real-estate-asset ratio was approximately 31.6% on a gross basis, and approximately 27.7% on a net basis (i.e., reduced for cash on hand). As of September 30, 2019, we held the majority of the net proceeds received from the September 26, 2019 sale of Lindbergh Center in cash. Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable-rate indebtedness uses LIBOR, which is currently expected to be discontinued after 2021, as a benchmark for establishing the interest rate. Our Revolving Credit Facility and our term loans provide that, in the event that LIBOR is discontinued, the borrower and lender shall endeavor to establish an alternate index rate that gives due consideration to the then-prevailing market convention for determining interest rates on syndicated loans. Our interest rate swaps use the International Swaps and Derivatives Association ("ISDA") Master Agreement form. ISDA is expected to amend this Master Agreement form to address the transition from LIBOR to an alternate reference rate, and we expect to amend our interest rate swap contracts accordingly.
There can be no assurances as to what alternative base rates may be or whether such base rate will be more or less favorable than LIBOR. There is also the possibility of other unforeseen impacts of the potential discontinuation of LIBOR. We will continue to monitor LIBOR reform developments, and to work with our lenders and interest rate swap counterparties to ensure that any transition away from LIBOR will have minimal impact on our financial condition; however, we can provide no assurances regarding the impact of the discontinuation of LIBOR.

Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of September 30, 2019, we had $300.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
Our $300 Million Term Loan matures in January 2024 and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base rate loans, based on our applicable credit rating. The per annum facility fee on the aggregate term loan commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. The $300 Million Term Loan includes a delayed-draw feature, which allows us until December 7, 2019 to fully draw the term loan. As of September 30, 2019, the $300 million term loan remained undrawn. Columbia Property Trust has entered into a $300.0 million interest rate swap agreement to effectively fix the interest rate on the $300 Million Term Loan at 2.55% (LIBOR, as defined, plus 100 basis points). Until the $300 Million Term Loan is drawn, the interest rate swap has been temporarily assigned to reduce the interest rate on borrowings under the Revolving Credit Facility.
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
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of September 30, 2019. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.

Contractual Commitments and Contingencies
As of September 30, 2019, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2019	2020-2021	2022-2023	Thereafter
Debt obligations(1)	$1,369,630	$—	$53,880	$615,750	$700,000
Interest obligations on debt(1)(2)	245,106	12,759	101,221	77,838	53,288
Operating lease obligations(3)	1,172,423	1,660	13,368	13,483	1,143,912
Total	$2,787,159	$14,419	$168,469	$707,071	$1,897,200
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We own a 51% interest in the Market Square Joint Venture. The 799 Broadway Joint Venture has $108.4 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points; and matures on October 9, 2021. We own a 49.7% interest in the 799 Broadway Joint Venture. As of September 30, 2019, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $19.8 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of September 30, 2019. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
(3)These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office lease. See Note 10, Leases, of the accompanying consolidated financial statements for additional information. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of September 30, 2019, our portfolio of 16 operating properties and two properties under development or redevelopment was approximately 96.9% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2018
799 Broadway	New York, NY	49.7%	182,000	October 3, 2018	$30,200	(2)
Lindbergh Center – Retail	Atlanta, GA	100.0%	147,000	October 24, 2018	$23,000
(1)Exclusive of transaction costs and purchase price adjustments.
(2)Purchase price is for our partial interests in the property, which is owned through an unconsolidated joint venture. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2019
Lindbergh Center	Atlanta, GA	100.0%	1,105,000	September 26, 2019	$187,000
One & Three Glenlake Parkway	Atlanta, GA	100.0%	711,000	April 15, 2019	$227,500
2018
222 East 41st Street	New York, NY	100.0%	390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%	354,000	April 13, 2018	$49,000	(2)
University Circle and 333 Market Street Joint Ventures(3)	San Francisco, CA	22.5%	1,108,000	February 1, 2018	$235,300
(1)Exclusive of transaction costs and price adjustments.
(2)Reflects the principal balance of the 263 Shuman Boulevard mortgage note, which was extinguished by transferring the property to the lender in the second quarter of 2018.
(3)After the closing of this transaction, we retain a 55.0% ownership interest in both University Circle and 333 Market Street through unconsolidated joint ventures.

Comparison of the Three Months Ended September 30, 2019 With the Three Months Ended September 30, 2018
Lease revenues were $69.0 million for the three months ended September 30, 2019, which represents a slight decrease as compared with $69.7 million for the three months ended September 30, 2018, as the impact of the dispositions ($3.3 million) is partially offset by additional revenues from recent leasing ($2.6 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Asset and property management fee income was relatively stable at $1.9 million and $1.8 million for the three months ended September 30, 2019 and 2018, respectively. Asset and property management fee income is expected to remain at similar levels in the near term, and may increase as a result of future investing activities.
Other property income was $1.1 million for the three months ended September 30, 2019, which represents a decrease as compared with $1.8 million for the three months ended September 30, 2018, primarily due to prior-year lease termination activity. Other property operating income is expected to vary in the future, based on future joint venture activities.
Property operating costs were $23.1 million for the three months ended September 30, 2019, which represents an increase as compared with $21.0 million for the three months ended September 30, 2018, primarily due to increases in property and other taxes. Property operating costs are expected to vary based on recent and future investing and leasing activities.
Asset and property management fee expenses were $0.1 million for the three months ended September 30, 2019, which represents a decrease as compared with $0.2 million for the three months ended September 30, 2018, as a result of transitioning one of our properties from third-party to internal management. Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.

Depreciation was relatively stable at $19.8 million and $19.9 million for the three months ended September 30, 2019 and 2018, respectively, as the impact of dispositions ($1.1 million) was largely offset by capital projects across the portfolio ($1.0 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $7.5 million for the three months ended September 30, 2019, which represents a slight decrease as compared with $7.9 million for the three months ended September 30, 2018, primarily due to dispositions. We expect future amortization to vary, based on recent and future investing and leasing activities.
For the three months ended September 30, 2019, we recognized an impairment loss of $23.4 million in connection with changing the holding period expectation for Lindbergh Center. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
General and administrative – corporate expenses were $7.1 million for the three months ended September 30, 2019, which represents a decrease as compared with $8.3 million for the three months ended September 30, 2018, primarily due to prior-period professional fees. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
General and administrative – unconsolidated joint ventures expenses were $0.8 million for the three months ended September 30, 2019, which represents a slight increase as compared with $0.7 million for the three months ended September 30, 2018, primarily due to expanding our team. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
For the three months ended September 30, 2019, we recognized pre-acquisition costs of $2.4 million related to the Normandy transaction described in Note 15, Subsequent Events, of the accompanying consolidated financial statements. We expect to incur additional acquisition costs in connection with closing the transaction.
Interest expense was $10.3 million for the three months ended September 30, 2019, which represents a decrease as compared with $13.1 million for the three months ended September 30, 2018. The decrease results from the settlement of a capital lease obligation using the corresponding development authority bonds in December 2018 ($1.8 million), prior-year debt repayments and settlements ($0.4 million), and interest capitalization ($0.3 million), which are partially offset by the net impact of paying down the $300 Million Term Loan with borrowings on the lower-rate Revolving Credit Facility ($0.3 million). We expect interest expense to vary in the near term based on future financing activities.
Interest and other income was $1.8 million for the three months ended September 30, 2018. The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to vary based on outstanding borrowings in the near term.
Income from the unconsolidated joint ventures was $2.2 million for the three months ended September 30, 2019, which represents a decrease as compared with $2.4 million for the three months ended September 30, 2018, primarily due to decreased occupancy at University Circle ($0.4 million), partially offset by additional leasing at Market Square ($0.2 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $0.1 million for the three months ended September 30, 2019, due to post-closing adjustments related to the April 2019 sale of One & Three Glenlake Parkway. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income (loss) was $(20.3) million, or $(0.17) per basic and diluted share, for the three months ended September 30, 2019, which represents a decrease as compared with a net income of $6.4 million, or $0.05 per basic and diluted share, for the three months ended September 30, 2018. The decrease is primarily due to the current-period impairment ($23.4 million). See Supplemental Performance Measures below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Nine Months Ended September 30, 2019 With the Nine Months Ended September 30, 2018
Lease revenues were $210.4 million for the nine months ended September 30, 2019, which represents a slight decrease as compared with $211.5 million for the nine months ended September 30, 2018, as the impact of dispositions ($11.0 million) was largely offset by additional revenues from recent leasing ($9.9 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.

Asset and property management fee income was relatively stable at $5.7 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. Asset and property management fee income is expected to remain at similar levels in the near term, and may increase as a result of future investing activities.
Other property income was $4.0 million for the nine months ended September 30, 2019, which represents a decrease from $5.5 million for the nine months ended September 30, 2018, primarily due to prior-year lease termination activity. Other property operating income is expected to vary in the future, based on future joint venture activities.
Property operating costs were $70.0 million for the nine months ended September 30, 2019, which represents a slight increase as compared with $66.5 million for the nine months ended September 30, 2018, primarily due to increases in property and other taxes. Property operating costs are expected to vary, based on recent and future investing and leasing activities.
Asset and property management fee expenses were $0.5 million for the nine months ended September 30, 2019, which represents a slight decrease as compared with $0.6 million for the nine months ended September 30, 2018, as a result of transitioning one of our properties from third-party to internal management. Future asset and property management fee expenses are expected to remain stable in the near term, and may increase as a result of future investing activities.
Depreciation was $59.5 million for the nine months ended September 30, 2019, which represents a slight decrease as compared with $61.4 million for the nine months ended September 30, 2018, as the impact of dispositions ($3.4 million) was partially offset by capital projects across the portfolio ($1.4 million). Depreciation is expected to vary, based on recent and future investing activities and capital projects.
Amortization was $22.1 million for the nine months ended September 30, 2019, which represents a decrease as compared with $24.6 million for the nine months ended September 30, 2018, as a result of dispositions ($1.4 million) and lease terminations and extensions ($1.1 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
For the nine months ended September 30, 2019, we recognized an impairment loss of $23.4 million in connection with changing the holding period expectations for Lindbergh Center; and for the nine months ended September 30, 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. Future impairment losses will depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
General and administrative – corporate expenses were relatively stable at $23.7 million and $24.4 million for the nine months ended September 30, 2019 and 2018, respectively. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
General and administrative – unconsolidated joint ventures expenses were $2.5 million for the nine months ended September 30, 2019, which represents a slight increase as compared with $2.2 million for the nine months ended September 30, 2018, primarily due to expanding our team. Future general and administrative – unconsolidated joint ventures expenses are expected to vary as a result of future investing activities.
For the nine months ended September 30, 2019, we recognized pre-acquisition costs of $2.4 million related to the Normandy transaction described in Note 15, Subsequent Events, of the accompanying consolidated financial statements. We expect to incur additional acquisition costs in connection with closing the transaction.
Interest expense was $33.3 million for the nine months ended September 30, 2019, which represents a decrease as compared with $43.3 million for the nine months ended September 30, 2018. The decrease results from the settlement of a capital lease obligation using the corresponding development authority bonds in December 2018 ($5.4 million), prior-year debt repayments and settlements ($5.2 million), and interest capitalization ($1.0 million), which are partially offset by the net impact of paying down the $300 Million Term Loan with borrowings on the lower-rate Revolving Credit Facility ($1.6 million). We expect interest expense to vary in the near term based on future financing activities.
We recognized a gain on extinguishment of debt of $23.7 million for the nine months ended September 30, 2018. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt; and in May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six months early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs. We expect future gains or losses on extinguishments of debt to vary with financing activities.
Interest and other income was $5.4 million for the nine months ended September 30, 2018. The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. Interest income is expected to remain at similar levels in the near term.

We recognized a gain on sale of unconsolidated joint venture interests of $0.8 million for the nine months ended September 30, 2018, related to the sale of an additional 22.5% interest in University Circle and 333 Market Street joint ventures in February 2018, as further described in Note 3, Real Estate Transactions, to the accompanying consolidated financial statements. We expect future gains or losses on sales of unconsolidated joint venture interests to vary with future joint venture disposition activities.
Income from the unconsolidated joint ventures was relatively stable at $6.2 million and $5.9 million for the nine months ended September 30, 2019 and 2018, respectively. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $42.0 million for the nine months ended September 30, 2019, as a result of selling One & Three Glenlake Parkway in April 2019. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income was $31.0 million, or $0.26 per basic and diluted share, for the nine months ended September 30, 2019, which represents an increase as compared with $4.5 million, or $0.04 per basic and diluted share, for the nine months ended September 30, 2018. The increase is primarily due to the current-period gain on sale of One & Three Glenlake Parkway ($42.0 million) and year-over-year impairment loss activity ($7.4 million), partially offset by prior-period gain on extinguishment of debt ($23.7 million). See Supplemental Performance Measures below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of September 30, 2019, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Atlanta, Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 13, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
New York(1)	$23,235	$23,145	$69,721	$71,693
San Francisco(2)	20,495	19,925	61,399	58,875
Washington, D.C.(3)	8,475	8,844	25,514	25,976
Atlanta	5,640	9,245	19,935	27,083
Boston	1,700	1,890	5,564	5,203
Los Angeles	1,092	1,119	3,374	3,481
All other office markets	3,870	3,989	11,558	11,149
Total office segments	64,507	68,157	197,065	203,460
Corporate	(225)	(204)	(665)	(599)
Total NOI	$64,282	$67,953	$196,400	$202,861
(1)Includes NOI for two unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on our ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway from October 3, 2018 through September 30, 2019.
(2)Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on our ownership interests:  77.5% from January 1, 2018 through January 31, 2018; and 55.0% from February 1, 2018 through September 30, 2019.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
Atlanta
NOI decreased as a result of the sale of One & Three Glenlake Parkway in April 2019.
Boston
For the quarter-to-date periods, NOI decreased due to lease termination income earned in 2018. For the year-to-date periods, NOI increased due to additional leasing at 116 Huntington Avenue (commenced occupancy increased from 77.4% at January 1, 2019 to 88.8% at June 30, 2019).

Supplemental Performance Measures
In addition to net income, we measure our performance using certain non-GAAP metrics, including: (i) Funds From Operations ("FFO"), (ii) Net Operating Income ("NOI"), and (iii) Same Store Net Operating Income ("Same Store NOI"). These supplemental performance measures are commonly used by REIT industry analysts and investors, and are viewed by management to be useful indicators of operating performance principally because they exclude the effects of certain income and expenses that do not reflect the cash-generating capability of our operations. Management believes that the use of FFO, NOI, and Same Store NOI, combined with net income, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(20,286)	$6,429	$30,974	$4,488
Adjustments:
Depreciation of real estate assets	19,773	19,878	59,512	61,394
Amortization of lease-related costs	7,485	7,920	22,052	24,559
Impairment loss on real estate assets	23,364	—	23,364	30,812
Depreciation and amortization included in income from unconsolidated joint ventures(1)	12,574	12,519	38,004	38,709
Gain on sale of unconsolidated joint venture interests	—	—	—	(762)
Gain on sale of real estate assets	(112)	—	(42,030)	—
Total funds from operations adjustments	63,084	40,317	100,902	154,712
NAREIT FFO available to common stockholders	$42,798	$46,746	$131,876	$159,200
(1)Reflects our ownership interest in depreciation and amortization for investments in unconsolidated joint ventures.
The following significant noncash revenues and expenses are included in our funds from operations:

•Straight-line rental income, net:  to recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $2.0 million and $5.1 million for the three months ended September 30, 2019 and 2018, respectively; and $9.7 million and $22.3 million for the nine months ended September 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $0.2 million and $(0.1) million for the three months ended September 30, 2019 and 2018, respectively; and $0.9 million and $0.3 million for the nine months ended September 30, 2019 and 2018, respectively.
•Amortization of intangible lease assets and liabilities:  to amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(1.1) million and $1.0 million for the three months ended September 30, 2019 and 2018, respectively; and $(3.4) million and $(2.2) million for the nine months ended September 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(2.4) million and $(2.8) million for the three months ended September 30, 2019 and 2018, respectively; and $(7.4) million and $(8.7) million for the nine months ended September 30, 2019 and 2018, respectively.
•Gain on extinguishment of debt:  we recognized a gain on the settlement of debt of $23.7 million during the nine months ended September 30, 2018.
•Amortization of deferred financing costs and debt premiums (discounts):  to amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million and $0.7 million for the three months ended September 30, 2019 and 2018, respectively; and $1.9 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended September 30, 2019 and 2018; and $1.2 million for both the nine months ended September 30, 2019 and 2018.
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
Quarter to Date
For the three months ended September 30, 2019, we have defined our same-store portfolio as those properties that have been continuously owned and operated since July 1, 2018 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Same Store NOI – wholly owned properties:
Revenues:
Lease revenues	$62,265	$59,797
Other property income	1,071	1,216
Total revenues	63,336	61,013
Property operating expenses	(22,189)	(19,992)
Same Store NOI – wholly owned properties(1)	41,147	41,021
Same Store NOI – joint venture-owned properties(2)	17,534	17,648
Same Store NOI	58,681	58,669
NOI from acquisitions(3)	(39)	—
NOI from dispositions(4)	5,640	9,284
NOI	$64,282	$67,953
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following property acquired since July 1, 2018: 49.7% of 799 Broadway, acquired on October 3, 2018.
(4)Reflects activity for the following properties sold since July 1, 2018, for all periods presented: Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; and 263 Shuman Boulevard, returned to lender on April 13, 2018.

Year to Date
For the nine months ended September 30, 2019, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2018 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Same Store NOI – wholly owned properties:
Revenues:
Lease revenues	$184,998	$175,085
Other property income	3,795	3,860
Total revenues	188,793	178,945
Property operating expenses	(64,767)	(61,022)
Same Store NOI – wholly owned properties(1)	124,026	117,923
Same Store NOI – joint venture-owned properties(2)	52,713	51,649
Same Store NOI	176,739	169,572
NOI from acquisitions(3)	(249)	—
NOI from dispositions(4)	19,910	33,289
NOI	$196,400	$202,861
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following property acquired since January 1, 2018: 49.7% of 799 Broadway, acquired on October 3, 2018.
(4)Reflects activity for the following properties sold since January 1, 2018, for all periods presented: Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; 263 Shuman Boulevard, returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.
Same Store NOI increased from $169.6 million for the nine months ended September 30, 2018, to $176.7 million for the nine months ended September 30, 2019, primarily as a result of leasing at 315 Park Avenue South in New York and at 650 California Street in San Francisco.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(20,286)	$6,429	$30,974	$4,488
Asset and property management fee income	(1,914)	(1,825)	(5,681)	(5,402)
Depreciation	19,773	19,878	59,512	61,394
Amortization	7,485	7,920	22,052	24,559
Impairment loss	23,364	—	23,364	30,812
General and administrative – corporate	7,103	8,303	23,707	24,379
General and administrative – unconsolidated joint ventures	839	746	2,486	2,213
Pre-acquisition costs	2,437	—	2,437	—
Net interest expense	10,289	13,049	33,280	43,241
Interest income from development authority bonds	—	(1,800)	—	(5,400)
Gain on extinguishment of debt	—	—	—	(762)
Gain on sale of unconsolidated joint venture interests	—	—	—	(23,713)
Income tax expense	2	3	18	16
Adjustments included in income from unconsolidated joint ventures	15,302	15,250	46,281	47,036
Gain on sale of real estate assets	(112)	—	(42,030)	—
NOI:	$64,282	$67,953	$196,400	$202,861
Same Store NOI – joint venture owned properties(1)	(17,534)	(17,648)	(52,713)	(51,649)
NOI from acquisitions(2)	39	—	249	—
NOI from dispositions(3)	(5,640)	(9,284)	(19,910)	(33,289)
Same Store NOI – wholly owned properties(4)	$41,147	$41,021	$124,026	$117,923
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)For the three months ended September 30, 2019, reflects activity for the following property acquired since July 1, 2018: 49.7% of 799 Broadway, acquired on October 3, 2018. For the nine months ended September 30, 2019, reflects activity for the following property acquired since January 1, 2018: 49.7% of 799 Broadway, acquired on October 3, 2018.
(3)For the three months ended September 30, 2019, reflects activity for the following properties sold since July 1, 2018, for all periods presented: Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; and 263 Shuman Boulevard, returned to lender on April 13, 2018. For the nine months ended September 30, 2019, reflects activity for the following properties sold since January 1, 2018, for all periods presented: Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019; 222 East 41st Street, sold on May 29, 2018; 263 Shuman Boulevard, returned to lender on April 13, 2018; and 22.5% of both University Circle and 333 Market Street, sold on February 1, 2018.
(4)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

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

Related-Party Transactions
During the nine months ended September 30, 2019 and 2018, we did not have any related-party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•guaranties related to the debt of an unconsolidated joint venture;
•obligations under operating leases;
•commitments under existing lease agreements; and
•litigation.

Subsequent Events
We have evaluated subsequent events in connection with the preparation of the consolidated financial statements and notes thereto included in this report on Form 10-Q, and noted the following subsequent event:
On October 16, 2019, we entered into a contribution agreement (the "Contribution Agreement") to acquire Normandy Real Estate Management, LLC, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C. for approximately $100 million, exclusive of transaction and closing costs (the "Purchase Price"). The Contribution Agreement contains certain customary representations, warranties, covenants, indemnities and termination rights for a transaction of this nature. This transaction is expected to close in 2019, pending the completion of customary closing conditions.
The Purchase Price will be comprised of two components: an approximately $13.5 million cash payment, and the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units at a strike price of $26.50 per share (the "Preferred OP Units") of Columbia Property Trust OP at the Closing. The Preferred OP Units will be convertible into newly issued common units of Columbia Property Trust OP, which are convertible into shares of Columbia Property Trust's common stock, subject to certain terms and conditions.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of September 30, 2019, only certain borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 million of the borrowings under the Revolving Credit Facility have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and the $300 Million Term Loan remained undrawn.
As of September 30, 2019, we had $300.0 million in outstanding borrowings under the Revolving Credit Facility; $150.0 million outstanding on the $150 Million Term Loan; $349.7 million in 2025 Bonds Payable outstanding; $349.1 million in 2026 Bonds Payable outstanding; and no borrowings outstanding on our $300 Million Term Loan. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.41% as of September 30, 2019.
All of our $1,148.8 million total debt outstanding as of September 30, 2019, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2019, these balances incurred interest expense at an average interest rate of 3.41% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; and our 799 Broadway Joint Venture holds a $108.4 million construction note, which bears interest at a floating rate of 6.29% as of September 30, 2019. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.73% at September 30, 2019.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations, liquidity, or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.RISK FACTORS
There have been no material changes from the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K except as discussed below, for the year ended December 31, 2018.
The Normandy transaction may not be completed on the terms or timeline currently contemplated, or at all.
The completion of the Normandy transaction is subject to certain conditions, (i) accuracy of each party's representations, subject in most cases to materiality or material adverse effect qualifications, and receipt by each party of a certificate to such effect; (ii) material compliance with each party’s covenants; (iii) receipt of required consents from third parties; and (iv) repayment of certain indebtedness and extinguishment of certain guarantees. We cannot provide assurances that the Normandy transaction will be consummated on the terms or timeline currently contemplated, or at all.
Failure to complete the Normandy transaction could adversely affect our stock price and future business and financial results.
If the Normandy transaction is not completed, our ongoing business may be adversely affected, and we will be subject to numerous risks, including the following:
•having to pay substantial costs relating to the Normandy transaction, such as legal, accounting, financial advisor, and integration costs that have already been incurred or will continue to be incurred until the closing;
•our management focusing on the Normandy transaction instead of pursuing other opportunities that could be beneficial to us without realizing any of the benefits of completing the Normandy transaction; and
•reputational harm due to the adverse perception of any failure to successfully complete the Normandy transaction.
If the Normandy transaction is not completed, we cannot assure our stockholders that these risks will not materialize and will not materially affect our business, financial results, and stock price.
We may be unable to integrate the business of Normandy successfully or realize the anticipated synergies and related benefits of our Normandy transaction or do so within the anticipated time frame.
The ongoing integration of the Normandy business into our own will require significant management and resources. We may encounter difficulties in the integration process or in realizing any of the expected benefits from the acquisition, including the following:
•the inability to successfully combine our business and Normandy's business in a manner that permits us to achieve the synergies anticipated to result from the acquisition, which would result in some anticipated benefits of the acquisition not being realized in the time frame currently anticipated or at all;
•the complexities associated with integrating personnel;
•the additional complexities of combining two companies with different histories, cultures, regulatory restrictions, markets, and customer bases;
•our failure to retain key employees;
•potential unknown liabilities and unforeseen increased expenses, delays, or regulatory conditions associated with the acquisition; and
•performance shortfalls as a result of the diversion of management's attention caused by completing the acquisition.
For all these reasons, it is possible that the integration process could result in the distraction of our management; the disruption of our ongoing business; or inconsistencies in our services, standards, controls, procedures, and policies; any of which could adversely affect our ability to maintain relationships with tenants, customers, vendors, and employees.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended September 30, 2019, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On September 4, 2017, our board of directors approved the 2017 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2019.  On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two year period, expiring on September 4, 2021.
During the quarter ended September 30, 2019, we did not repurchase any shares in accordance with the 2017 Stock Repurchase Program or the 2019 Stock Repurchase Program, as described in Note 8, Stockholders' Equity, of the accompanying financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)During the third quarter of 2019, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6. EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
THIRD QUARTER 2019 FORM 10-Q OF
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

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 24, 2019	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer