Form 10-K
period 2019-12-31
COLUMBIA PROPERTY TRUST, INC.; COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
filed 2020-02-13
CIK 1252849, 1525703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from ______ to ______
Commission file number 001-36113 (Columbia Property Trust, Inc.) Commission file number 333-175623 (Columbia Property Trust Operating Partnership, L.P.)

COLUMBIA PROPERTY TRUST, INC.
COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Maryland (Columbia Property Trust, Inc.)		20-0068852
Delaware (Columbia Property Trust Operating Partnership, L.P.)		20-0068907
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)

315 Park Avenue South
New York, New York 10010
(Address of principal executive offices) (Zip Code)

(212) 687-0800
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.01 par value	CXP	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Columbia Property Trust, Inc.	Yes ☒ No ☐	Columbia Property Trust Operating Partnership, L.P.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Columbia Property Trust, Inc.	Yes ☐ No ☒	Columbia Property Trust Operating Partnership, L.P.	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Columbia Property Trust, Inc.	Yes ☒ No ☐	Columbia Property Trust Operating Partnership, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Columbia Property Trust, Inc.	Yes ☒ No ☐	Columbia Property Trust Operating Partnership, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company", "emerging growth company" in Rule 12b-2 of the Exchange Act.

Columbia Property Trust, Inc.:
Large accelerated filer ☒		Smaller reporting company ☐
Accelerated filer ☐		Emerging Growth Company ☐
Non-accelerated filer ☐

Columbia Property Trust Operating Partnership, L.P.
Large accelerated filer ☐		Smaller reporting company ☐
Accelerated filer ☐		Emerging Growth Company ☐
Non-accelerated filer ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Columbia Property Trust, Inc.	☐	Columbia Property Trust Operating Partnership, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Columbia Property Trust, Inc.	Yes ☐ No ☒	Columbia Property Trust Operating Partnership, L.P.	Yes ☐ No ☒

As of June 30, 2019, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was
$1,744,911,617 based on the closing price as reported by the New York Stock Exchange.

As of January 31, 2020, 115,232,240 shares of common stock were outstanding.

Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 29, 2020.

FORM 10-K
COLUMBIA PROPERTY TRUST, INC.
COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Columbia Property Trust, Inc. ("Columbia Property Trust") and Columbia Operating Partnership, L.P. ("Columbia OP"), using a separate set of consolidated financial statements for each entity and a combined set of notes thereto. As of December 31, 2019 and December 31, 2018, and for the three-years ended December 31, 2019, Columbia Property Trust was the sole owner and general partner of Columbia OP. On January 24, 2020, Columbia Property Trust acquired Normandy Real Estate Management, LLC ("Normandy") for $100.0 million, which was comprised of a $13.5 million cash payment and the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP. Immediately following the Normandy acquisition, Columbia Property Trust owned approximately 97.2% of Columbia OP. Unless stated otherwise or the context otherwise requires, references to "Columbia Property Trust," "the Company," "we," "us," and "our" shall mean, collectively, Columbia Property Trust, Inc., Columbia OP, and the entities consolidated by the Company; and references to "Columbia OP" shall mean Columbia OP and the entities consolidated by Columbia OP.
Columbia Property Trust, Inc. guarantees certain debt issued by Columbia OP (see Note 6, Bonds Payable, to the accompanying consolidated financial statements). The Company is including audited consolidated financial statements for Columbia OP, the subsidiary issuer as defined in the bond indentures, in this report on Form 10-K to comply with the requirements of SEC Rule 3-10(c). In prior periods, in lieu of presenting separate financial statements for Columbia OP, the Company opted to present condensed consolidating financial information in a footnote to Columbia Property Trust's consolidated financial statements. Columbia OP is voluntarily co-filing its annual report with that of Columbia Property Trust because, following the Normandy acquisition described above, the Company will no longer be able to rely on Rule 3-10(c), and Columbia OP will become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
Columbia OP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. We believe that combining the two annual reports on Form 10-K for Columbia Property Trust and Columbia OP provides the following benefits:
•enhances investors' understanding of Columbia Property Trust and Columbia OP by enabling investors to view the business as a whole in the same manner that management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation, since a substantial portion of the disclosure applies to both the Company and the Operating Partnership; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
The Company believes that it is important to understand the differences between Columbia Property Trust and Columbia OP in the context of how Columbia Property Trust and Columbia OP operate as a consolidated company. The financial results of Columbia OP are consolidated into the financial statements of Columbia Property Trust. Columbia Property Trust does not have significant assets, liabilities, or operations, other than its investment in Columbia OP. Columbia OP, not Columbia Property Trust, generally conducts all significant business relationships for the Company other than transactions involving the securities of Columbia Property Trust. The primary differences between Columbia Property Trust and Columbia OP involve the following:
•Columbia Property Trust owned two properties directly during the periods presented;
•Columbia Property Trust has made intercompany loans to certain of its consolidated subsidiaries;
•Columbia Property Trust has issued common stock to investors and employees, and has repurchased its common stock. The substantial majority of Columbia Property Trust's net common stock proceeds have been contributed to Columbia OP.
To help investors better understand the differences between Columbia Property Trust and Columbia OP, the following information has been presented separately for Columbia Property Trust and Columbia OP in this report:
•consolidated financial statements;
•certain accompanying notes to consolidated financial statements, including Note 5, Line of Credit and Notes Payable; Note 6, Bonds Payable; and Note 8, Stockholders' Equity and Partner's Capital.

•controls and procedures in Item 9A of Part II of this report; and
•certifications of the Chief Executive Officer and Chief Financial Officer included as Exhibits 31.1 through 32.2.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Columbia Property Trust, Inc. and its subsidiaries, including Columbia OP ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may constitute "forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). We intend for all such forward-looking statements presented in this annual report on Form 10-K ("Form 10-K"), or that management may make orally or in writing from time to time, to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts.
Such statements in this Form 10-K include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:
•risks affecting the real estate industry and the office sector, in particular (such as the inability to enter into new leases, dependence on tenants' financial condition, and competition from other owners of real estate);
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
•risks relating to acquisition and disposition activities;
•ability to successfully integrate our operations and employees in connection with the acquisition of Normandy Real Estate Management ("Normandy");
•ability to realize anticipated benefits and synergies of the acquisition of Normandy;
•amount of the costs, fees, expenses, and charges related to the acquisition of Normandy;
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
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectations, see Item 1A, Risk Factors, and other information contained in this Form 10-K and our other periodic reports filed with the SEC. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-K is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1.BUSINESS
General
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership of which Columbia Property Trust is the general partner and sole owner as of December 31, 2019. Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly and through wholly and partially owned subsidiaries and joint ventures. Unless stated otherwise or the context otherwise requires, references to "Columbia Property Trust," "the Company," "we," "us," and "our" shall mean, collectively, Columbia Property Trust, Columbia OP, and the entities consolidated by both Columbia Property Trust and Columbia OP; and references to "Columbia OP" shall mean Columbia OP and the entities consolidated by Columbia OP.
As of December 31, 2019, the Company owned 17 operating properties and three properties under development or redevelopment, of which 13 were wholly owned and seven were owned through joint ventures, located primarily in New York, San Francisco, and Washington, D.C. As of December 31, 2019, the operating properties contained a total of 7.3 million rentable square feet and were approximately 97.1% leased.
On January 24, 2020, we acquired Normandy Real Estate Management ("Normandy"), a leading developer, operator, and investment manager of office and mixed-use assets in New York; Boston; and Washington, D.C., for approximately $100.0 million, exclusive of transaction and closing costs (the "Normandy Acquisition"). The purchase consideration for the Normandy Acquisition includes a $13.5 million cash payment and the issuance of 3,264,151 units of Columbia OP. After giving effect to this transaction, Columbia Property Trust owns approximately 97.2% of Columbia OP.
Real Estate Investment Objectives
We seek to acquire, develop, or redevelop and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in total return to our stockholders. Our primary strategic objective is to generate long-term stockholder returns from a combination of steadily growing cash flows and appreciation in our net asset values, through the acquisition and ownership of high-quality office buildings located principally in high-barrier-to-entry markets. Our value creation and growth strategies are founded in the following:
Targeted Market Strategy
Our portfolio consists of a combination of multi- and single-tenant office properties located primarily in Central Business Districts ("CBD"). We focus our acquisition efforts in select primary markets with strong fundamentals and liquidity, including CBD and urban in-fill locations. We believe that the gateway office markets provide the greatest opportunity for increasing net income and property values over time. We maintain a long-term goal of increasing our presence in our target markets in order to leverage our scale, efficiency, and market knowledge.
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
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Our leverage level and other credit metrics provide the financial flexibility to pursue new acquisitions, development and redevelopment projects, and other growth opportunities that will further our long-term performance objectives.
Capital Recycling
To date, we have primarily sold non-strategic assets (generally defined as assets outside our target markets) to increase our concentration in our target markets. In the future, we also anticipate selling some assets from our target markets to maintain a well-balanced portfolio and to harvest capital from mature assets. Our goals are to foster long-term growth and capital appreciation in our portfolio by maintaining the following:   an appropriate balance of core investments relative to value-add investments, building profiles that will continue to attract prospects for future rent growth, and activity levels that will continue to support our connections in the real estate community. We routinely evaluate our portfolio to identify assets that are good candidates for disposition in the furtherance of these goals.
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
Transaction Activity
In connection with repositioning our portfolio, and in furtherance of our real estate investment objectives, we have executed the following real estate transactions during 2019, 2018, and 2017. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details.

Acquisitions
Property	Location	% Acquired	Square Feet	Acquisition Date	Purchase Price (in thousands)(1)
2019
201 California Street	San Francisco, CA	100.0%	252,000	December 9, 2019	$238,900
101 Franklin Street	New York, NY	92.5%	235,000	December 2, 2019	$205,500
2018
Lindbergh Center – Retail	Atlanta, GA	100.0%	147,000	October 24, 2018	$23,000
799 Broadway	New York, NY	49.7%	182,000	October 3, 2018	$30,200	(2)
2017
149 Madison Avenue	New York, NY	100.0%	127,000	November 28, 2017	$87,700
249 West 17th Street & 218 West 18th Street	New York, NY	100.0%	447,000	October 11, 2017	$514,100
1800 M Street	Washington, D.C.	55.0%	581,000	October 11, 2017	$231,550	(2)
114 Fifth Avenue	New York, NY	49.5%	352,000	July 6, 2017	$108,900	(2)
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
(1)On April 13, 2018, we returned 263 Shuman to the lender in settlement of the related $49 million mortgage note.
(2)On February 1, 2018, we sold an additional 22.5% interest in both University Circle and 333 Market Street to our joint venture partner, Allianz for $235.3 million, as described in Note 3, Real Estate Transactions, of the accompanying consolidated financial statements.
(3)Sale price is for the partial interests in the properties. After partial sale, these properties are owned through unconsolidated joint ventures. Please refer to Note 3, Real Estate Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.
Segment Information
As of December 31, 2019, our reportable segments are determined based on high-barrier-to-entry markets and other geographic markets in which we have significant investments. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 15, Segment Information, to the accompanying consolidated financial statements.
Employees
As of December 31, 2019, we employed 93 people.
Competition
Leasing real estate is highly competitive in the current market. As a result, we experience competition for high-quality tenants from owners and managers of competing projects. Therefore, we may experience delays in re-leasing vacant space, or we may have to provide rent concessions, incur charges for tenant improvement allowances, or offer other inducements to enable us to timely lease vacant space, all of which may have an adverse impact on our results of operations. In addition, we are in competition with other potential buyers for the acquisition of the same properties, which may result in an increase in the amount we must pay to purchase a property. Further, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers.
Concentration of Credit Risk
We are dependent upon the ability of our tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts could result in a material adverse impact on our results of operations. We are not aware of any reason why our current tenants would not be able to pay their contractual rental amounts as they become due in all material respects. Based on our 2019 annualized lease revenue, no single tenant accounts for more than 6% of our portfolio. See Item 1A, Risk Factors, for additional discussion of how our dependence on tenants for our revenue, and lease defaults or terminations, particularly by a significant tenant, could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
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
ITEM 1A.RISK FACTORS
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

Economic and political conditions may cause the creditworthiness of our tenants to deteriorate and occupancy and market rental rates to decline.
Although U.S. macroeconomic conditions continued to be relatively stable during 2019, several economic factors, including potential increases in interest rates, may adversely affect the financial condition and liquidity of many businesses, as well as the general demand for office space. Further, our tenants might be adversely impacted by the specific consequences of, and the general market uncertainty associated with, geopolitical developments that could negatively affect international trade, including the United Kingdom's withdrawal from the European Union, the termination or threatened termination of existing international trade agreements, the outbreak or escalation of armed hostilities or acts of terrorism, or the implementation of tariffs or retaliatory tariffs on imported or exported goods. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Further, it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 97.1% leased at December 31, 2019, and amounts written off for uncollectible tenant receivables, net of recoveries, were less than 0.1% of total revenues for the year then ended. As a percentage of 2019 annualized lease revenue, approximately 3% of leases expire in 2020, 8% of leases expire in 2021, and 7% of leases expire in 2022 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•changes in general or local economic conditions;
•competition from other office buildings;
•increased operating costs, including insurance expenses, utilities, real estate taxes, state and local taxes and heightened security costs;
•decreases in the underlying value of our real estate;
•changes in supply of or demand for similar or competing properties in an area;
•changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;
•inability to finance property development or acquisitions on favorable terms;
•the relative illiquidity of real estate investments;
•changes in space utilization by our tenants due to technology, economic conditions, and business culture;
•changes in tax, real estate, environmental, and zoning laws; and
•periods of rising or higher interest rates and tight money supply.
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
We may acquire and develop or redevelop properties, including unimproved real estate, upon which we will construct improvements. Such activities present a number of risks for us, including risks that:
•if we are unable to obtain all necessary zoning and other required governmental permits and authorizations or cease development of the project for any other reason, the development opportunity may be abandoned or postponed after expending significant resources, resulting in the loss of deposits or failure to recover expenses already incurred;

•the development and construction costs of the project may exceed original estimates due to increased interest rates and increased cost of materials, labor, leasing, or other expenditures, which could make the completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;
•construction and/or permanent financing may not be available on favorable terms or may not be available at all, which may cause the cost of the project to increase and lower the expected return;
•the project may not be completed on schedule, or at all, as a result of a variety of factors, many of which are beyond our control, such as weather, labor conditions, economic conditions, and material shortages, which would result in increases in construction costs and debt service expenses;
•we may encounter delays, refusals, and unforeseen cost increases resulting from third-party litigation or objections;
•if a contractor's performance is affected or delayed by conditions beyond the contractor's control, we may incur additional risks when we make periodic progress payments or other advances to contractors before they complete construction;
•the time between commencement of a development project and the stabilization of the completed property exposes us to risks associated with fluctuations in local and regional economic conditions; and
•leasing pace, occupancy rates and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable in the expected time frames.
Properties developed or acquired for development or redevelopment may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management's time and attention.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Any of the foregoing could have an adverse effect on our financial condition, results of operations, or ability to satisfy our debt service obligations.
We are dependent upon the economic environment of our primary markets – New York; San Francisco; Washington, D.C.; Boston; and Los Angeles.
In addition, market and economic conditions in the metropolitan areas in which we derive a substantial portion of our revenue such as New York, San Francisco, Washington, D.C., Boston, and Los Angeles, may have a significant impact on our overall occupancy levels and rental rates and, therefore, our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
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

As of December 31, 2019, no more than 6% of our 2019 annualized lease revenue was attributable to any individual tenant; however, we have several significant tenants who each account for 2% to 5% of our 2019 annualized lease revenue, and accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of such tenant may result in the failure or delay of the tenant's rental payments, which may have a substantial adverse effect on our operating performance.
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
•lost revenues or tenants as a result of certain tenants' decisions not to do business with us;
•our failure to retain key employees;
•the difficulties associated with integrating information technology systems and intellectual property;
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
Future acquisitions may fail to perform in accordance with our expectations, may require renovation costs exceeding our estimates or expose us to unknown liabilities.
In the normal course of business, we typically evaluate potential acquisitions, enter into nonbinding letters of intent, and may, at any time, enter into contracts to acquire, develop, or redevelop additional properties. Our properties may fail to perform in accordance with our expectations due to lease-up risk, renovation cost risks, and other factors. In addition, the renovation and improvement costs we incur to bring a property up to market standards may exceed our estimates. We may not have the financial resources to make suitable acquisitions or renovations on favorable terms or at all. The properties we acquire, develop, or redevelop may be subject to liabilities for which we have no recourse, or only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to our properties might include:
•liabilities for clean-up of undisclosed environmental contamination;
•claims by tenants, vendors, or other persons against the former owners of the properties;
•liabilities incurred in the ordinary course of business; and
•claims for indemnification by general partners, directors, officers, and others indemnified by the former owners of the properties.
We face possible risks associated with the physical effects of climate change.

The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of New York, San Francisco, Washington, D.C., Boston and Los Angeles. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, and materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in the San Francisco Bay Area of California, an area especially susceptible to earthquakes, and, collectively, these properties represent approximately 34% of our 2019 annualized lease revenue, as described in Item 2, Properties. Because several of these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have additional sources of funding specifically designated for repairs or reconstruction of any of our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely affected.
Our insurance providers may default on their obligations to pay claims.
If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy, or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy, or other proceedings and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.
Actual or threatened terrorist attacks, armed hostilities, or contagious disease epidemics affecting our target markets may adversely affect our ability to generate revenues and the value of our properties.
We have significant investments in densely populated metropolitan markets that have been, or may be in the future, negatively impacted by actual or threatened acts of terrorism or contagious disease epidemics, including New York, San Francisco, Washington, D.C., Boston, and Los Angeles. As a result, some tenants in these markets may choose to relocate their businesses to other markets with less population density or to lower-profile office buildings within these markets that may be perceived to be less-likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. Attacks, armed conflicts, or diseases could result in increased operating costs, including building security, building systems maintenance, property and casualty insurance, and property maintenance. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from the attack. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.
If we are unable to fund the future capital needs of our properties, cash distributions to our stockholders and the value of our investments could decline.
When tenants do not renew their leases or otherwise vacate their space, we often need to expend substantial funds to improve the vacated space in order to attract replacement tenants. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls, and rooftops.
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
As of February 3, 2020, our total consolidated indebtedness was approximately $1.4 billion, which includes a $300.0 million term loan, a $150.0 million term loan, and $700.0 million of bonds with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with interest rate swap agreements; and $224.0 million in outstanding borrowings on our line of credit, with a variable interest rate. We may incur additional indebtedness to acquire, develop, or redevelop properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
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
If any indebtedness contains cross-collateralization or cross-default provisions, a default on a single loan could affect multiple properties. Our unsecured credit facility (the "Revolving Credit Facility") and our two unsecured term loan facilities each include a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, Columbia OP, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities.
Increases in interest rates could increase the amount of our debt payments and make it difficult for us to refinance our unsecured bank debt or bonds, or to finance or refinance properties, which could reduce the number of properties we can acquire, develop, or redevelop, our net income, and the amount of cash distributions we can make.
We expect to incur additional indebtedness in the future, which may include term loans, borrowings under a credit facility, unsecured bonds, or mortgages. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. If mortgage debt is unavailable at reasonable interest rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. In addition, if we need to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments. If any of these events occur, our ability to refinance some or all of our existing indebtedness may be impacted and our cash flow may be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital in the future through additional borrowings or debt or equity offerings. Please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding interest rate risk.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.
Our variable-interest debt instruments may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is expected to be discontinued at the end of 2021. The anticipated discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable rate loans or other financial arrangements. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans.
If LIBOR is discontinued as anticipated, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations. Any such alternative interest rates may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.
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
Our senior unsecured debt is rated investment grade by S&P Global Ratings and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization, and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions, and contingencies. Therefore, any deterioration in our operating performance could cause our investment-grade rating to come under pressure. Our corporate credit rating at S&P Global Ratings is currently "BBB" with a stable outlook, and our corporate credit rating at Moody's Investor Service is currently "Baa2" with a stable outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loans, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
We face risks relating to the occurrence of cyber incidents, or a deficiency in our cybersecurity, which could negatively impact our business by causing a disruption to our operations, a compromise of confidential information, and/or damage to our business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. A breach of our privacy or information security systems or our tenants' privacy or information security systems, particularly through cyber attacks or cyber intrusion, could materially adversely affect our business and financial condition. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As our reliance on technology has increased, so have the risks of cyber attacks to our systems, both internal and those we have outsourced. Cyber attacks can be both individual and highly organized attempts planned by very sophisticated hacking organizations. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants, potential errors from misstated financial reports, missed reporting deadlines, violations of loan covenants, inability to comply with laws and regulations and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition, and cash flows.
We employ a number of measures to prevent, detect, and mitigate these threats, which include dual factor authentication, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications, and annual breach testing. While, to date, we have not had a significant cyber breach or attack that has had a material impact on our business or results of operations, there can be no assurance that our efforts to maintain the security and integrity of our systems will be effective, or that we will be able to maintain our systems free from security breaches or other operational interruptions.
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

Compliance with new laws or regulations such as the New York Climate Mobilization Act, or stricter interpretation of existing laws, may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Furthermore, there are various local, state, and federal regulatory requirements, such as fire, health, life-safety, and similar regulations, and the Americans with Disabilities Act, with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.
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
We have entered into seven joint venture arrangements and in the future may acquire, develop, or redevelop properties in, or contribute properties to, joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due, and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's-length marketing process. We are also subject to the following risks, the likelihood of which may be higher when our joint venture partner is an institutional owner and required to aggregate approvals from multiple beneficial owners: (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
We are dependent on our executive officers and employees, and competition for skilled personnel could increase our compensation costs.
We rely on a small number of persons, particularly our executive officers, to carry out our business and investment strategies. Any of our senior management, including our executive officers, may cease to provide services to us at any time. The loss of the services of any of our key management personnel or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. Further, we compete with various other companies in attracting and retaining qualified and skilled personnel, which may require us to enhance our pay and benefits packages to compete effectively for such personnel. We will continue to try to attract and retain qualified additional senior management and other employees, but may not be able to do so on acceptable terms.
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
We may incur impairment charges.
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets, or natural or man-made disasters. If we are required to take impairment charges, our results of operations could be adversely impacted.
Our entry into the investment advisory business subjects us to a variety of risks associated with investment performance and advisory services.
On January 24, 2020, we completed the acquisition of Normandy Real Estate Management, LLC, which is a registered investment advisor ("RIA") that provides investment management services, among other things. As a result, the newly acquired investment advisory business will continue to be registered as an RIA with the SEC under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Federally registered investment advisers are regulated and subject to examination by the SEC. Additionally, the Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions, and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations promulgated by the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation, and reputational harm. In addition, our investment advisory business is subject to state laws and regulations.
Additionally, poor investment returns and declines in client assets in our investment advisory business, due to either general market conditions or under-performance (relative to our competitors or to benchmarks) by investment products, may affect our ability to retain existing assets, prevent clients from transferring their assets out of products or their accounts, or inhibit our ability to attract new clients or additional assets from existing clients. Any such poor performance could adversely affect our investment advisory business and the advisory fees that we earn on client assets.
Conflicts of interest, or the appearance of conflicts of interest, may arise because certain of our directors and officers are also affiliated with interests that may directly compete with us in the future.
Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, in connection with our acquisition of Normandy, certain of our officers and directors retain interests in assets or funds that were excluded from the acquisition that may in the future compete with our business in certain markets or in complimentary business lines once they are no longer subject to non-compete obligations. In such cases, the interests of such directors and officers may not be aligned with our own in all respects. Furthermore, we are involved in business arrangements in which both we, on the one hand, and entities or funds formerly affiliated with Normandy, on the other hand, are joint venture partners. Conflicts of interests, or the appearance of conflicts of interests, could arise in that context as we now control and have duties on behalf of both joint venture partners. While our contractual arrangements place restrictions on the parties' conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to these matters.

Risks Related to Ownership of Our Common Stock
We may be unable to pay or maintain cash distributions or increase distributions over time, which could reduce the funds we have available for investment and the return to our investors.
There are many factors that can affect the availability and timing of distributions to stockholders. We expect to continue to fund distributions principally from cash flow from operations; however, from time to time we may elect to fund a portion of our distributions from borrowings. If we fund distributions from financings, we will have fewer funds available for the investment in, and acquisition of, properties; thus, the overall return to our investors may be reduced. We can give no assurance that we will be able to pay or maintain cash distributions or increase distributions over time. Our ability to make distributions in the future will depend on several factors, many of which may be beyond our control, including:
•the operational and financial performance of our properties;
•capital expenditures with respect to existing, developed, and newly acquired properties;
•general and administrative costs associated with our operation as a publicly held REIT;
•the amount of, and the interest rates on, our debt; and
•potential significant expenditures relating to environmental and other regulatory matters.
Our stock price may be volatile or may decline regardless of our operating performance, and may impede our stockholders' ability to sell their shares at a desirable price.

The market price of our common stock may vary significantly in response to a number of factors, most of which we cannot control, including those described under this section and the following:
•changes in capital market conditions that could affect valuations of real estate companies in general or other adverse economic conditions;
•our failure to meet any earnings estimates or expectations;
•future sales of our common stock by our officers, directors, and significant stockholders;
•global economic, legal, and regulatory factors unrelated to our performance;
•investors' perceptions of our prospects;
•announcements by us or our competitors of significant contracts, acquisitions, joint ventures, or capital commitments; and
•investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives.
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
Corporate responsibility, specifically related to environmental, social and governance factors (“ESG”), may impose additional costs and expose us to new risks.
The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon environmental, social and governance (“ESG”) or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net income and cash available for distributions.
Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code (the "Code"). The fact that we hold a substantial amount of our assets through Columbia OP and its subsidiaries and real estate ventures further complicates the application of the REIT requirements for us. If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income at corporate rates, including interest and any applicable penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
Failure of Columbia OP to be treated as a disregarded entity or a partnership would have serious adverse consequences to our stockholders.
If the IRS were to successfully challenge the tax status of the Columbia OP or any of its subsidiary partnerships or real estate ventures for federal income tax purposes, the Columbia OP or the affected subsidiary partnership or real estate venture would be taxable as a corporation. In such event, we would cease to qualify as a REIT and the imposition of a corporate tax on the Columbia OP, subsidiary partnership, or real estate venture would reduce the amount of cash available for distribution from the Columbia OP to us and ultimately to our stockholders.
Even if we qualify as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to our stockholders.
Even if we remain qualified as a REIT for federal income tax purposes, we may be subject to some federal, state, and local taxes on our income or property. For example:
•In order to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income to our stockholders (which is determined without regard to the dividends-paid deduction or net capital gain). To the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal and state corporate income tax on the undistributed income.
•We will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gains net income, and 100% of our undistributed income from prior years.
•If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other nonqualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•If we sell a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, our gain would be subject to the 100% "prohibited transaction" tax.
•We may perform additional, noncustomary services for tenants of our buildings through our taxable REIT subsidiary, including real estate or non-real-estate-related services; however, any earnings related to such services are subject to federal and state income taxes.
Legislation that modifies the rules applicable to partnership tax audits may affect us.

The Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires Columbia OP (with respect to any period when it is classified as a partnership and not a disregarded entity for federal income tax purposes) and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible that partnerships in which we invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these law changes.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act, or TCJA, made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. Although the IRS has issued guidance with respect to many of the new provisions, there are numerous interpretive issues that will require further guidance. Technical corrections legislation may be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
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

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum federal tax rate (not including the Medicare Contribution Tax on unearned income) applicable to income from "qualified dividends" payable to U.S. stockholders that are individuals, trusts, and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. However, under the TCJA, for taxable years beginning after December 31, 2017 and before January 1, 2026, individuals, trusts, and estates generally may deduct up to 20% of ordinary REIT dividends. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts, and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends.
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
If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, or if we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 Exchange, we may face adverse consequences.
From time to time we may seek to dispose of properties in transactions that are intended to qualify as tax-deferred "like-kind exchanges" under Section 1031 of the Code (a "Section 1031 Exchange"). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. It is also possible that we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 Exchange. In any such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our stockholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our stockholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our stockholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
Further, as a result of changes made by the TCJA, like-kind exchanges are only permitted with respect to real property. The changes generally apply to exchanges completed after December 31, 2017, unless the property was disposed of or received in the exchange on or before such date. If a material amount of personal property is associated with the real property that we have disposed of in a like-kind exchange, the like-kind exchange provisions will be less beneficial than under prior law.
We face possible adverse state local tax audits and changes in state and local tax law.
Because Columbia Property Trust operates as a REIT, it is generally not subject to federal income taxes, but we are subject to certain state and local taxes. From time to time, changes in state and local tax laws or regulations are enacted, which may result in an increase in our tax liability. A shortfall in tax revenues for states and municipalities in which we operate may lead to an increase in the frequency and size of such changes. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our security holders.

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES
Overview
As of December 31, 2019, we owned 17 operating properties and three properties under development or redevelopment, of which 13 were wholly owned and seven were owned through joint ventures. These properties are located primarily in New York, San Francisco, and Washington, D.C. and were approximately 97.1% leased as of December 31, 2019.
Property Statistics
The tables below include statistics for the 12 consolidated operating properties, which we own directly, and our proportional share of the annualized lease revenue and rentable square feet for the five operating properties we own through consolidated and unconsolidated joint ventures. 2019 annualized lease revenue is an operating metric, calculated as (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases as of December 31, 2019, as well as leases executed but not yet commenced for vacant space that will commence within 12 months, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract ("2019 Annualized Lease Revenue"). 2019 Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.
The following table shows lease expirations of our office properties as of December 31, 2019, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	Rentable Square Feet (in thousands)	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
Vacant	179	$—	—%
2020	129	10,012	3%
2021	517	31,033	8%
2022	445	25,534	7%
2023	456	36,818	10%
2024	322	27,703	8%
2025	704	52,922	14%
2026	818	44,024	12%
2027	203	16,292	4%
2028	92	7,445	2%
2029	238	18,833	5%
Thereafter	1,985	97,884	27%
	6,088	$368,500	100%

The following table shows the geographic locations of our office properties as of December 31, 2019. For more information about our geographic locations, see Note 15, Segment Information, of the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
New York	2,031	$143,493	39%
San Francisco	1,675	124,381	34%
Washington, D.C.	860	60,498	16%
Boston	272	16,308	4%
Los Angeles	247	8,825	2%
All other markets	824	14,995	5%
	5,909	$368,500	100%

The following table shows the industry breakdown of our office tenants as of December 31, 2019.

Industry	Leased Square Feet (in thousands)	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
Business Services	1,212	$97,067	26%
Depository Institutions	889	39,542	11%
Engineering & Management Services	481	29,417	8%
Nondepository Institutions	392	26,363	7%
Legal Services	269	24,222	7%
Security & Commodity Brokers	201	16,642	5%
Electric, Gas & Sanitary Services	841	16,470	4%
Real Estate	237	15,114	4%
Holding and Other Investment Offices	118	8,260	2%
Insurance Agents, Brokers & Service	121	7,399	2%
Other(1)	1,148	88,004	24%
	5,909	$368,500	100%
(1)No more than 2% of 2019 Annualized Lease Revenue is attributable to any individual industry.

The following table shows the major tenants of our operating properties as of December 31, 2019.

Tenant	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
Pershing	$18,712	5%
Twitter	17,398	5%
Wells Fargo	15,658	4%
Yahoo!	15,142	4%
Westinghouse Electric	14,995	4%
DocuSign	12,751	3%
Snap	12,385	3%
WeWork	7,954	2%
DLA Piper	7,552	2%
Other(1)	245,953	68%
	$368,500	100%
(1)No more than 2% of 2019 Annualized Lease Revenue is attributable to any individual tenant.

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

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock was listed on the NYSE on October 10, 2013 under the symbol "CXP." As of January 31, 2020, we had approximately 115.2 million shares of common stock outstanding held by approximately 43,400 stockholders of record.
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
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt, or cash on hand. Our board of directors maintained a $0.20 dividend for the first three quarters of 2019 and declared a $0.21 dividend for the fourth quarter of 2019, which was paid on January 7, 2020.

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500 Index, Morgan Stanley REIT Index, the FTSE NAREIT US Real Estate Index, and the FTSE NAREIT Equity Office Index for the period beginning on December 31, 2014 through December 31, 2019. The graph assumes a $100.00 investment in each of the indices on December 31, 2014, and the reinvestment of all dividends.

Total Return Performance
Index Value
180
160
140
120
100
80
December 31, 2014
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
Columbia Property Trust
S&P 500 Index
Morgan Stanley REIT Index
FTSE NAREIT US Real Estate Index
FTSE NAREIT Equity Office Index

Index	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Columbia Property Trust	$100.00	$97.23	$94.56	$104.17	$91.06	$102.23
S&P 500 Index	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
Morgan Stanley REIT Index	$100.00	$102.52	$111.34	$116.98	$111.64	$140.48
FTSE NAREIT US Real Estate Index	$100.00	$103.05	$111.13	$115.46	$111.51	$138.66
FTSE NAREIT Equity Office Index	$100.00	$100.25	$113.42	$119.46	$102.12	$134.18

Share Repurchases
Our board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of our common stock from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). During the quarter ended December 31, 2019, we repurchased and retired the following shares in accordance with the 2019 Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
October 2019	463,399	$20.22	463,399	$190,631,582
November 2019	1,152,400	$20.93	1,152,400	$166,515,922
December 2019	—	$—	—	$166,515,922
(1)Amounts available for future purchase relate only to our 2019 Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 6.SELECTED FINANCIAL DATA
The following selected financial data of Columbia Property Trust for 2019, 2018, 2017, 2016, and 2015 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2019	2018	2017	2016	2015
Total assets	$4,244,945	$4,173,993	$4,511,539	$4,299,793	$4,678,118
Total stockholders' equity	$2,628,617	$2,741,016	$2,531,936	$2,502,768	$2,614,194
Outstanding debt(1)	$1,484,000	$1,332,000	$1,674,176	$1,424,602	$1,735,063
Outstanding long-term debt(1)	$1,484,000	$1,332,000	$1,302,000	$1,302,602	$1,577,063
Obligations under capital leases	$—	$—	$120,000	$120,000	$120,000

	Years Ended December 31,
	2019	2018	2017	2016	2015
Total revenues	$288,837	$297,943	$289,000	$473,543	$566,065
Income (loss) from unconsolidated joint venture	$8,004	$8,003	$2,651	$(7,561)	$(1,142)
Net income attributable to common stockholders of Columbia Property Trust	$9,197	$9,491	$176,041	$84,821	$44,619
Net cash provided by operating activities	$137,443	$97,625	$61,924	$193,091	$223,080
Net cash provided by (used in) investing activities	$(170,309)	$375,730	$(347,723)	$525,613	$(576,699)
Net cash provided by (used in) financing activities	$28,051	$(465,804)	$79,281	$(535,264)	$263,474
Investments in real estate (acquisitions, earnest money deposits, capital projects)	$(520,122)	$(94,067)	$(691,574)	$(39,521)	$(1,145,402)
Investments in unconsolidated joint ventures	$(17,134)	$(38,763)	$(369,043)	$(16,212)	$(5,500)
Distributions paid(2)	$(93,480)	$(95,056)	$(109,561)	$(148,474)	$(112,570)
Stock repurchases(2)(3)	$(35,917)	$(72,495)	$(59,462)	$(53,986)	$(17,057)
Net debt and bond proceeds (repayments)(2)	$152,000	$(293,175)	$249,573	$(311,769)	$378,995
Per Weighted-Average Common Share Data:
Net income attributable to common stockholders – basic	$0.08	$0.08	$1.45	$0.68	$0.36
Net income attributable to common stockholders – diluted	$0.08	$0.08	$1.45	$0.68	$0.36
Distributions declared	$0.81	$0.80	$0.80	$1.20	$1.20
Weighted-average common shares outstanding – basic	116,261	117,888	120,795	123,130	124,757
Weighted-average common shares outstanding – diluted	116,458	118,311	121,159	123,228	124,847
(1)Excludes discounts and deferred financing costs.
(2)Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.
(3)Stock repurchases were made under board-approved stock repurchase plans or in settlement of taxes related to stock compensation.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I.

Executive Summary
On January 24, 2020, we acquired Normandy, a vertically integrated real estate company focused in New York; Boston; and Washington, D.C., and general partnership interests in three active real estate funds, for approximately $100 million, exclusive of transaction and closing costs. We believe that the acquisition of Normandy will further our strategic initiatives by strengthening our platform with additional development and redevelopment expertise, deal sourcing, other key capabilities, and by increasing our access to capital through Normandy's investor relationships.
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties. We own and operate high-quality office properties located in high-barrier-to-entry markets, primarily New York; San Francisco; Washington, D.C.; and Boston. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives, including development or redevelopment. Our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments and development projects with an emphasis on central business districts and multi-tenant buildings.
Over the past several years, we have undertaken a capital recycling program that has involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $4.4 billion, and reinvesting those proceeds in our core markets. In December 2019, we acquired for $205.5 million, 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped; and we acquired for $238.9 million, 201 California Street, a 17-story, 252,000-square-foot office tower in San Francisco that is 99% leased to 34 tenants. In January 2020, we sold Cranberry Woods Drive in Pittsburgh for a gross sale price of $180.0 million. We are continuing to pursue additional strategic investment opportunities in our target markets.
Our portfolio is 97.1% leased, with less than 3% of our leases scheduled to expire in 2020. During 2019, we leased a total of 779,000 square feet of space, including a renewal lease with Pershing for 330,000 square feet at 95 Columbus in Jersey City. We continue to maintain a strong and flexible balance sheet. As of December 31, 2019, our debt-to-real-estate-asset ratio is 35.6%(1)(2); 91.5%(1) of our portfolio is unencumbered by mortgages; and our weighted average cost of borrowing during the quarter is 3.48%(1) per annum. Our debt maturities are laddered, coming due in two to seven years, and $784.0 million of our unsecured borrowings can be repaid prior to maturity without penalty. From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. During the fourth quarter of 2019, we repurchased 1.6 million shares at an average price of $20.72 per share, for aggregate purchases of $33.5 million. As of December 31, 2019, $166.5 million remains available under our current repurchase program.

(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.
(2)On a net basis (i.e., reduced for cash on hand), our debt-to-real-estate-asset ratio is 34.8%.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are critical drivers of our lease income. Over the last year, our portfolio percentage leased ranged from 97.4% at December 31, 2018 to 97.1% at December 31, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we consolidate and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Years Ended December 31,
	2019	2018
Total number of leases	46	59
Square feet of leasing – renewal	547,673	505,612
Square feet of leasing – new	175,167	567,288
Total square feet of leasing	722,840	1,072,900
Average lease term (months)	144	122
Tenant improvement allowances, per square foot – renewal	$54.95	$28.53
Tenant improvements allowances, per square foot – new	$81.93	$82.29
Tenant improvements allowances, per square foot – all leases	$61.87	$66.29
Leasing commissions, per square foot – renewal	$35.99	$24.04
Leasing commissions, per square foot – new	$44.19	$27.56
Leasing commissions, per square foot – all leases	$38.10	$26.51

Rent leasing spread – renewal(1)	59.7%	11.6%
Rent leasing spread – new(1)	61.2%	34.4%
Rent leasing spread – all leases(1)	59.9%	23.1%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2019, rent leasing spreads were positive (59.9%), primarily related to a 333,000-square-foot office lease renewal with Pershing at 95 Columbus in Jersey City, a 46,000-square-foot renewal lease at 221 Main Street in San Francisco, a 31,000-square-foot renewal lease at 650 California Street in San Francisco, and a 29,500-square-foot lease renewal at 218 West 18th Street in New York City. In 2019, tenant improvements included $120.00 per square foot for the 31,000-square foot lease renewal at 650 California Street and $100.00 per square foot for a new 24,000-square-foot lease at 221 Main Street. In 2018, rent leasing spreads were positive (23.1%), primarily due to a lease extension with Twitter for 215,000 square feet at 249 West 17th Street and lease expansions for an aggregate of 199,000 square feet with Arby's Restaurant Group, a subsidiary of Inspire Brands, at One & Three Glenlake Parkway in Atlanta. In 2018, tenant improvement allowances include $115.00 per square foot for a new, 16.5-year lease with WeWork for 115,000 square feet at 149 Madison Avenue, which will entail a full-scale redevelopment of the property.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors declared a dividend for the fourth quarter of 2019 at a rate of $0.21 per share, which represents a $0.01 per share, or 5.0%, increase from the prior quarter. The fourth quarter dividend was paid in January 2020. The board of directors declared a dividend for the first quarter of 2020 at the same rate, $0.21 per share, which will be paid in March 2020 to stockholders of record as of March 2, 2020.
Short-Term Liquidity and Capital Resources
During 2019, we generated net cash flows from operating activities of $137.4 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $93.5 million, which included dividend payments for four quarters ($23.3 million for the fourth quarter of 2018 and an aggregate of $70.2 million for the first three quarters of 2019).
During 2019, we received $375.0 million in net sales proceeds from the sale of Lindbergh Center and One & Three Glenlake Parkway and had $152.0 million in net borrowings on our line of credit and term loans. These proceeds, along with cash on hand, were used to fund the acquisition of 201 California Street in San Francisco for $246.2 million; the acquisition of 101 Franklin Street in New York for $206.8 million; and leasing and capital projects, including those at our joint ventures, of $106.4 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows, select property dispositions, and debt. We expect that our principal demands for funds will be property acquisitions, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of February 3, 2020, we have access to $426.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our operational strategy and financing objectives, over the long term we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of December 31, 2019, our debt-to-real-estate-asset ratio was approximately 35.6%. Our debt-to-real-estate-asset ratio includes 100% of all consolidated assets and debt, and our proportional share of assets (including basis adjustments) and debt held by our unconsolidated joint ventures.
As described below, our variable-rate indebtedness may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is expected to be discontinued at the end of 2021. The anticipated discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR, and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based variable-rate loans or other financial arrangements. If LIBOR is discontinued as anticipated, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of December 31, 2019, we had $334.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
Our $300.0 million unsecured term loan matures in January 2024 (the "$300 Million Term Loan") and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.85% to 1.65% for LIBOR loans, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.65% for base rate loans, based on our applicable credit rating. The interest rate on the $300 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $300 Million Term Loan is effectively fixed at 2.55%.
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
Debt Covenants
As of December 31, 2019, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility contain the following restrictive covenants, which are defined in the debt agreements:
•limit the ratio of secured debt to total asset value to 40% or less;
•require the fixed charge coverage ratio to be at least 1.50:1.00;
•limit the ratio of debt to total asset value to 60% or less, or 65% or less following a material transaction;
•require the ratio of unencumbered interest coverage ratio to be at least 1.75:1.00;
•limit the unencumbered leverage ratio to 60% or less, or 65% or less following a material transaction.
As of December 31, 2019, we were in compliance with the restrictive covenants on these outstanding debt obligations.
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
The restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable as defined pursuant to an indenture include:
•a limitation on the ratio of debt to total assets, as defined, to 60%;
•limits to our ability to incur debt if the consolidated income available for debt service to annual debt service charge, as defined, for four previous consecutive fiscal quarters is less than 1.50:1.00 on a pro forma basis;
•limits to our ability to incur liens if, on an aggregate basis for us, the secured debt amount would exceed 40% of the value of the total assets; and
•a requirement that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2019, we were in compliance with the restrictive covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.

Debt Settlements and Interest Payments
During 2019, we made interest payments of approximately $17.9 million related to our term loans, line of credit, and notes payable, and $27.3 million related to our bonds payable. There were no debt repayments in 2019. During 2018, we made the following debt repayments:
•On December 14, 2018, we terminated both the $120.0 million development authority bonds and the corresponding obligations under capital leases related to One & Three Glenlake Parkway in Atlanta.
•On December 7, 2018, concurrent with closing on the amendment and restatement of our term loan and revolving credit facility, we repaid the $300 million remaining balance on the $300 Million Term Loan, which includes a delayed-draw feature, allowing up to 12 months to fully draw the term loan.
•On October 10, 2018, we paid the $20.7 million outstanding balance on the One Glenlake mortgage note two months prior to its original maturity date.
•On April 13, 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the $49.0 million loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.
•On February 2, 2018, we repaid $120.0 million of the outstanding balance on a bridge loan with disposition proceeds from the sale of a portion of University Circle and 333 Market Street. On May 30, 2018, we repaid the remaining $180.0 million outstanding balance on this bridge loan with disposition proceeds from the sale of 222 East 41st Street. The settlement of a $300 million bridge loan resulted in a $0.3 million loss on extinguishment of debt to write off the related unamortized deferred financing costs.
Contractual Commitments and Contingencies
As of December 31, 2019, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations(1)	$1,706,010	$—	$206,260	$799,750	$700,000
Interest obligations on debt(1)(2)	266,792	59,713	113,317	67,774	25,988
Operating lease obligations(3)	1,170,763	6,668	13,433	13,432	1,137,230
Total	$3,143,565	$66,381	$333,010	$880,956	$1,863,218
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. We own a 51% interest in the Market Square Joint Venture. The 799 Broadway Joint Venture has $113.2 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus 425 basis points; and matures on October 9, 2021. We own a 49.7% interest in the 799 Broadway Joint Venture. As of December 31, 2019, we guarantee equity contributions of $15.8 million to be made to the joint venture, under the 799 Broadway construction loan agreement (see Note 7, Commitments and Contingencies, to the accompanying financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of December 31, 2019. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of December 31, 2019, we owned 17 operating properties and three properties under development or redevelopment, of which 13 were wholly owned and seven were owned through joint ventures. These properties are located primarily in New York, San Francisco, and Washington, D.C. and were approximately 97.1% leased as of December 31, 2019. Our period-over-period operating results are impacted by the real estate activities set forth in the "Transaction Activity" section of Item 1, Business, including acquisitions and dispositions made directly and through joint ventures. Other than real estate transactions, we expect real estate operating income to vary, primarily based on leasing activity over the near term.

Comparison of the Year Ended December 31, 2019 Versus the Year Ended December 31, 2018
Lease revenues were $276.1 million for 2019, which represents a modest decrease as compared with $283.3 million for 2018, as the impact of dispositions ($21.6 million) was partially offset by additional revenues from lease commencements ($13.1 million) and recent property acquisitions ($1.4 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Asset and property management fee income was relatively stable at $7.5 million and $7.4 million for 2019 and 2018, respectively. We expect future asset and property management fee income to increase as a result of the Normandy Acquisition.
Other property income was $5.1 million for 2019, and $7.3 million for 2018. The 2019 activity relates to administrative reimbursements. We expect other property income to increase as a result of the Normandy Acquisition.
Property operating costs were $93.3 million for 2019, which represents an increase from $88.8 million for 2018, primarily due to increases in property taxes and other taxes. We expect property operating costs to vary based on recent and future investing and leasing activities.
Asset and property management fee expenses were $0.6 million for 2019, which represents a decrease from $0.9 million for 2018, as a result of transitioning one of our properties from third-party to internal management. We expect asset and property management fee expenses to vary in the future based on investing activities.
Depreciation was $78.3 million for 2019, which represents a modest decrease as compared with $81.8 million for 2018, as the impact of dispositions ($6.3 million) was partially offset by capital projects across the portfolio ($2.2 million) and recent property acquisitions ($0.4 million). We expect depreciation to vary based on recent and future investing activities and capital projects.
Amortization was $27.9 million for 2019, which represents a decrease as compared with $32.6 million for 2018, as a result of dispositions ($3.7 million) and lease terminations and extensions ($1.4 million), partially offset by recent property acquisitions ($0.4 million). We expect future amortization to vary based on recent and future investing and leasing activities.
For 2019, we recognized the following impairment losses: $23.4 million in connection with changing the holding period expectations for Lindbergh Center; and $20.6 million in connection with exiting the Los Angeles market with the planned sale of Pasadena Corporate Park. For 2018, we recognized an impairment loss of $30.8 million in connection with changing our holding period expectations for 222 East 41st Street. We expect future impairment losses to depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
General and administrative – corporate expenses were relatively stable at $32.8 million for 2019 and $33.0 million for 2018. We expect future general and administrative – corporate expenses to remain at similar or slightly increased levels as a result of the Normandy Acquisition.

General and administrative – unconsolidated joint ventures expenses were $3.6 million for 2019, which represents an increase as compared with $3.1 million for 2018, primarily due to expanding our team. We expect future general and administrative – unconsolidated joint ventures expenses to vary as a result of future investing activities.
For 2019, we recognized pre-acquisition costs of $6.4 million related to the Normandy transaction described in Note 16, Subsequent Events, of the accompanying consolidated financial statements. We expect to incur additional acquisition costs in connection with closing the transaction.
Interest expense was $43.2 million for 2019, which represents a decrease as compared with $56.5 million for 2018. The decrease results from the settlement of a capital lease obligation using the corresponding development authority bonds in December 2018 ($6.9 million), prior-year debt repayments and settlements ($5.3 million), and interest capitalization ($1.2 million). We expect interest expense to vary in the near term based on future financing activities.
We recognized a gain on extinguishment of debt of $23.3 million for 2018. In April 2018, we transferred 263 Shuman Boulevard to the lender in extinguishment of the related mortgage note, resulting in a $24.0 million gain on extinguishment of debt. In May 2018, we repaid the remaining outstanding balance on our bridge loan approximately six months early, resulting in a $0.3 million loss due to the write-off of related deferred financing costs; and in December 2018, we refinanced two of our debt facilities, resulting in a $0.3 million loss due to the write-off of related deferred financing costs.We expect future gains or losses on extinguishments of debt to vary with financing activities.
Interest and other income was $0.2 million for 2019, which represents a decrease as compared with $6.9 million for 2018. The majority of this income was earned on investments in development authority bonds, which were used to settle a corresponding capital lease obligation in December 2018. Interest income earned on investments in development authority bonds was entirely offset by interest expense incurred on the corresponding capital leases. We expect interest income to remain at similar levels in the near term.
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
Income from unconsolidated joint ventures was flat at $8.0 million for 2019 and 2018. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized gains on sales of real estate assets of $42.0 million in 2019, as a result of selling One & Three Glenlake Parkway in April 2019. See Note 3, Real Estate Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net loss attributable to noncontrolling interests reflects the allocation of earnings from the 101 Franklin Street joint venture to our joint venture partner.
Net income attributable to stockholders of Columbia Property Trust was $9.2 million, or $0.08 per basic and diluted share, for 2019, which represents a slight decrease as compared with $9.5 million, or $0.08 per basic and diluted share, for 2018. The decrease is primarily due to prior-period gain on extinguishment of debt ($23.3 million) and year-over-year impairment activity ($13.1 million), partially offset by the current period gain on sale of One & Three Glenlake Parkway ($42.0 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Year Ended December 31, 2018 Versus the Year Ended December 31, 2017
For a comparison of our operations between 2018 and 2017, see our 2018 Annual Report on Form 10-K (the "Results of Operations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), as filed with the SEC on February 13, 2019.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of December 31, 2019, we aggregated our properties into the following geographic segments: New York, San Francisco, Atlanta, Washington, D.C., Boston, Los Angeles, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and/or do not plan to make further investments. See Note 15, Segment Information, to the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	For the Years Ended December 31,
	2019	2018
New York	$93,112	$94,765
San Francisco	83,305	79,354
Washington, D.C.	33,953	34,750
Boston	7,539	7,205
Los Angeles	4,601	4,590
All other office markets	35,428	51,638
Total office segments	257,938	272,302
Hotel	—	—
Corporate	(904)	(803)
Total	$257,034	$271,499

Comparison of the Year Ended December 31, 2019 Versus the Year Ended December 31, 2018
San Francisco
NOI has increased primarily due to leasing at 650 California Street and 221 Main Street. From December 31, 2018 to December 31, 2019, 650 California Street's commenced occupancy increased from 93.9% to 97.1%, and 221 Main Street's commenced occupancy increased from 87.9% to 99.2%.
Boston
NOI has increased as a result of leasing at 116 Huntington Avenue. From December 31, 2018 to December 31, 2019, 116 Huntington Avenue's commenced occupancy increased from 89.0% to 96.5%.
All Other Office Markets
NOI decreased primarily as a result of selling our remaining Atlanta properties during 2019.

Supplemental Performance Measures
In addition to net income, we measure our performance using certain non-GAAP metrics, including: (i) Funds from Operations ("FFO"), (ii) Net Operating Income ("NOI"), and (iii) Same Store Net Operating Income ("Same Store NOI"). These supplemental performance measures are commonly used by REIT industry analysts and investors, and are viewed by management to be useful indicators of operating performance principally because they exclude the effects of certain income and expenses that do not reflect the cash-generating capability of our operations. Management believes that the use of FFO, NOI, and Same Store NOI, combined with net income, improves the understanding of operating results of REITs among the investing public, and makes comparisons of REIT operating results more meaningful.
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
Funds from Operations
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real estate-related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and may not be comparable to those presentations. We calculate FFO based on amounts attributable to our common stockholders, which includes earnings from investments owned directly; and our proportional share of earnings from investments owned through consolidated and unconsolidated subsidiaries.
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

Net income attributable to common stockholders of Columbia Property Trust reconciles to FFO as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Reconciliation of Net Income to Funds from Operations:
Net income attributable to common stockholders	$9,197	$9,491	$176,041
Adjustments:
Depreciation of real estate assets	78,292	81,795	80,394
Amortization of lease-related costs	27,908	32,554	32,403
Depreciation and amortization attributable to our interest in unconsolidated joint ventures(1)	50,617	51,377	21,288
Impairment loss on real estate assets	43,941	30,812	—
Gain on sale of unconsolidated joint venture interests	—	(762)	—
Gains on sales of real estate assets	(42,030)	—	(175,518)
Funds from Operations	$167,925	$205,267	$134,608
(1)Depreciation and amortization related to properties in unconsolidated joint ventures is recorded as equity in earnings from unconsolidated joint ventures.
The following significant non-cash revenues and expenses are included in our FFO:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $12.4 million, $25.9 million, and $31.9 million in 2019, 2018, and 2017, respectively. Income (loss) from unconsolidated joint ventures includes additional net straight-line rental income of $1.3 million, $(0.7) million, and $(0.7) million in 2019, 2018, and 2017, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $4.4 million, $3.2 million, and $0.5 million in 2019, 2018, and 2017, respectively. Income (loss) from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $9.8 million, $11.5 million, and $2.3 million in 2019, 2018, and 2017, respectively.
•Gain (loss) on extinguishment of debt:  We recognized gains or losses on the repayment of debt before maturity of $23.3 million and $(0.3) million in 2018 and 2017, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized net interest expense of $2.6 million, $3.1 million, and $3.0 million for 2019, 2018, and 2017, respectively. Income (loss) from unconsolidated joint ventures includes additional net interest expense of $(1.6) million in 2019 and 2018.

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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI (as described in the previous section). For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2018. NOI and Same Store NOI are calculated as follows for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018
Same-Store NOI – wholly owned properties:
Revenues:
Lease revenues	$249,423	$236,353
Other property income	4,933	5,097
Total revenues	254,356	241,450
Operating expenses	(87,808)	(82,048)
Same Store NOI – wholly owned properties(1)	166,548	159,402
Same Store NOI – joint-venture owned properties(2)	69,957	69,350
Total Same Store NOI	236,505	228,752
NOI from acquisitions(3)	529	(66)
NOI from dispositions(4)	20,000	42,813
NOI	$257,034	$271,499
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of December 31, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following properties acquired since January 1, 2018, for all periods presented: 201 California Street acquired on December 9, 2019, 92.5% of 101 Franklin Street acquired on December 2, 2019, and 49.7% of 799 Broadway acquired on October 3, 2018.
(4)Reflects activity for the following properties sold since January 1, 2018, for all periods presented: Lindbergh Center sold on September 26, 2019, One & Three Glenlake sold on April 15, 2019, 222 East 41st Street sold on May 29, 2018, and 22.5% of both University Circle and 333 Market Street sold on February 1, 2018.
Same Store NOI increased from $228.8 million for 2018 to $236.5 million for 2019, primarily as a result of leasing at 650 California Street in San Francisco and at 315 Park Avenue South in New York.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2019	2018
Net income attributable to stockholders of Columbia Property Trust	$9,197	$9,491
Depreciation	78,292	81,795
Amortization	27,908	32,554
Impairment of real estate assets	43,941	30,812
General and administrative – corporate	32,779	32,979
General and administrative – joint venture	3,567	3,108
Pre-acquisition costs	6,398	—
Net interest expense	42,997	56,477
Interest income from development authority bonds	—	(6,871)
(Gain) loss on extinguishment of debt	—	(23,340)
Income tax expense	21	37
Asset and property management fee income	(7,544)	(7,384)
Adjustment included in income from unconsolidated joint ventures	61,634	62,603
Gain on sale of unconsolidated joint venture interest	—	(762)
Gains on sales of real estate assets	(42,030)	—
Amounts attributable to noncontrolling interest	(126)	—
Net operating income	257,034	271,499
Same Store NOI – joint venture owned properties(1)	(69,957)	(69,350)
NOI from acquisitions(2)	(529)	66
NOI from dispositions(3)	(20,000)	(42,813)
Same Store NOI – wholly owned properties(4)	$166,548	$159,402
(1)For all periods presented, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of December 31, 2019, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(2)Reflects activity for the following properties acquired since January 1, 2018, for all periods presented: 201 California Street acquired on December 9, 2019, 92.5% of 101 Franklin Street acquired on December 2, 2019, and 49.7% of 799 Broadway acquired on October 3, 2018.
(3)Reflects activity for the following properties sold since January 1, 2018, for all periods presented: Lindbergh Center sold on September 26, 2019, One & Three Glenlake sold on April 15, 2019, 222 East 41st Street sold on May 29, 2018, and 22.5% of both University Circle and 333 Market Street sold on February 1, 2018.
(4)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

Portfolio Information
As of December 31, 2019, we owned 17 operating properties and three properties under development or redevelopment, of which 13 were wholly owned and seven were owned through joint ventures. These properties are located primarily in New York, San Francisco, and Washington, D.C., contain a total of 7.3 million rentable square feet, and were approximately 97.1% leased as of December 31, 2019.
As of December 31, 2019, our five highest geographic reportable segments, based on 2019 Annualized Lease Revenue, were as follows. For more information about our reportable segments, see Note 15, Segment Information, to the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
New York	2,031	$143,493	39%
San Francisco	1,675	124,381	34%
Washington, D.C.	860	60,498	16%
Boston	272	16,308	4%
Los Angeles	247	8,825	2%
	5,085	$353,505	95%
As of December 31, 2019, our five highest tenant industry concentrations, based on 2019 Annualized Lease Revenue, were as follows:

Industry	Leased Square Feet (in thousands)	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
Business Services	1,212	$97,067	26%
Depository Institutions	889	39,542	11%
Engineering & Management Services	481	29,417	8%
Nondepository Institutions	392	26,363	7%
Legal Services	269	24,222	7%
	3,243	$216,611	59%

As of December 31, 2019, our five highest tenant concentrations, based on 2019 Annualized Lease Revenue, were as follows:

	2019 Annualized Lease Revenue (in thousands)	Percentage of 2019 Annualized Lease Revenue
Pershing	$18,712	5%
Twitter	17,398	5%
Wells Fargo	15,658	4%
Yahoo!	15,142	4%
Westinghouse Electric	14,995	4%
	$81,905	22%
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
Columbia Property Trust TRS, LLC; Columbia KCP TRS, LLC; and Columbia Energy TRS, LLC (collectively, the "TRS Entities") are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide tenant services that we, as a REIT, cannot otherwise provide. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (Level 1) recently quoted market prices; (Level 2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated residual value. Certain of our assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. We have determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2019.
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
In the fourth quarter of 2019, we recorded an impairment loss of $20.6 million on Pasadena Corporate Park. Upon deciding to exit the Los Angeles market, we began to market for sale our only asset therein, Pasadena Corporate Park, in the fourth quarter of 2019. In January 2020, we entered into a contract to sell Pasadena Corporate Park, and anticipate closing on the sale in the first quarter of 2020. As a result, as of December 31,2019, we reduced the carrying value of Pasadena Corporate Park to reflect its estimated fair value of $74.5 million, determined based on estimated net sale proceeds (Level 1), by recording an impairment loss of $20.6 million.
In the third quarter of 2019, we recognized an impairment loss of $23.4 million as a result of changing the holding period expectations for Lindbergh Center in Atlanta, Georgia. We entered a contract to sell Lindbergh Center in the third quarter of 2019, and closed the sale on September 26, 2019. As a result, we reduced the carrying value of Lindbergh Center to reflect its estimated fair value, based on the estimated net sale proceeds of $181.0 million (Level 1), by recording an impairment loss of $23.4 million in the third quarter of 2019.
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
•Direct costs associated with obtaining a new tenant that are avoided for in-place leases, including commissions, tenant improvement allowances, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.
•The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.
•The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets or liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives that correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
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
Revenue Recognition
The majority of our revenues are derived from leases and are reflected as lease revenues on the accompanying consolidated statements of operations. Lease revenues includes base rental income, tenant reimbursements, and lease termination fees. All of the leases on our assets are considered operating leases. Therefore, base rental income is generally recognized on a straight-line basis over the lease term, and tenant reimbursements are generally recognized in the period in which reimbursements for operating costs are billable to the tenant. Rents and tenant reimbursements collected in advance are recorded as deferred income on the accompanying consolidated balance sheets.
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

Related-Party Transactions and Agreements
During 2019, 2018, and 2017, we did not have any related party transactions, except as described in Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, to the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•guaranties related to the debt of unconsolidated joint ventures;
•obligations under operating leases;
•obligations under capital leases;
•commitments under existing lease agreements; and
•litigation.

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
On January 24, 2020, Columbia Property Trust acquired Normandy Real Estate Management, LLC, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C. for approximately $100.0 million, exclusive of transaction and closing costs (the "Normandy Acquisition"). The purchase price for the Normandy Acquisition is comprised of two components: an approximately $13.5 million cash payment, and the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units are convertible into common units of Columbia OP, which are convertible into shares of Columbia Property Trust's common stock, subject to certain terms and conditions. After giving effect to the Preferred OP Units issued in the Normandy Acquisition, Columbia Property Trust owns approximately 97.2% of the limited partnership interests in Columbia OP.
We also note the following other subsequent events:
•On February 7, 2020, the board of directors declared dividends for the first quarter of 2020 of $0.21 per share, payable on March 17, 2020, to stockholders of record on March 2, 2020.
•On January 24, 2020, in connection with the Normandy Acquisition, we issued 128,399 of time-based award shares and 104,968 of performance-based award restricted stock units to Normandy employees that became employees of Columbia Property Trust.
•On January 16, 2020, we closed on the sale of Cranberry Woods Drive for $180.0 million and anticipate recognizing a gain on sale of real estate assets in the first quarter of 2020.
•On January 7, 2020, Columbia Property Trust paid an aggregate amount of $24.2 million in dividends for the fourth quarter of 2019 to stockholders of record on December 16, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowings indexed to LIBOR, such as borrowings under the Revolving Credit Facility, which currently bears interest at the applicable LIBOR rate, as defined in the credit agreements, plus an applicable margin that is subject to adjustment based on our credit ratings.
Additionally, we have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not enter into derivative or interest rate transactions for speculative purposes; however, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2019 and 2018, the estimated fair value of our consolidated line of credit and notes payable and bonds was $1.5 billion and $1.3 billion, respectively.

Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2019, our debt consisted of the following, which includes our ownership share of debt at unconsolidated joint ventures, in thousands:

	2020	2021	2022	2023	2024	Thereafter	Total
Maturing Debt:
Effectively variable-rate debt	$—	$56,259	$—	$334,000	$—	$—	$390,259
Effectively fixed-rate debt	$—	$—	$150,000	$165,750	$300,000	$700,000	$1,315,750

Average Interest Rate:
Effectively variable-rate debt	—%	5.96%	—%	2.52%	—%	—%	3.02%
Effectively fixed-rate debt	—%	—%	3.07%	5.07%	2.55%	3.90%	3.64%
Our consolidated, variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility bears interest at effectively variable rates, as the variable rates on the $300 Million Term Loan and the $150 Million Term Loan have been effectively fixed through the interest rate swap agreements described herein.
As of December 31, 2019, our consolidated debt consisted of $334.0 million outstanding borrowings under the Revolving Credit Facility, $300.0 million outstanding on the $300 Million Term Loan, $150.0 million outstanding on the $150 Million Term Loan, $349.1 million in 2026 Bonds Payable outstanding, and $349.7 million in 2025 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activities. The weighted-average interest rate on all of our consolidated debt instruments was 3.23% as of December 31, 2019.
Approximately $1,148.9 million of our consolidated debt outstanding as of December 31, 2019, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2019, these balances incurred interest expense at an average interest rate of 3.44% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $334.0 million of our consolidated debt outstanding as of December 31, 2019, is subject to variable rates. As of December 31, 2019, this balance incurred interest expense at an interest rate of 2.52% and expires in 2023. An increase or decrease of 100 basis points would have a $3.3 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
Our unconsolidated borrowings consist of a fixed-rate mortgage note and a variable-rate construction note. Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; and our 799 Broadway Joint Venture holds a $113.2 million construction note, which bears interest at a floating rate of 5.96% as of December 31, 2019. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.50%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2019, 2018, or 2017.

ITEM 9A.CONTROLS AND PROCEDURES
Columbia Property Trust, Inc.
Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Columbia Property Trust's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Columbia Property Trust's disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management of Columbia Property Trust is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management of Columbia Property Trust has assessed the effectiveness of Columbia Property Trust's internal control over financial reporting at December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that Columbia Property Trust's system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

The report of Columbia Property Trust's independent registered public accounting firm on internal control over financial reporting for Columbia Property Trust is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in Columbia Property Trust’s internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Columbia Property Trust Operating Partnership, L.P.

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

Columbia Property Trust, the general partner and sole owner of Columbia OP, carried out an evaluation, under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of Columbia OP's disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that Columbia OP's disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods in SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Management of Columbia Property Trust, as the general partner and sole owner of Columbia OP, is responsible for establishing and maintaining adequate internal control over financial reporting for Columbia OP, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Principal Executive Officer and Principal Financial Officer of Columbia Property Trust, along with management and other personnel, have designed and supervised the financial reporting process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of our assets;
•provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and/or members of the board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
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
Management has assessed the effectiveness of Columbia OP's internal control over financial reporting at December 31, 2019. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that Columbia OP's system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.
The report of Columbia OP's independent registered public accounting firm on internal control over financial reporting for Columbia OP is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.
Changes in Internal Control Over Financial Reporting
There have been no changes in Columbia OP's internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2019, of the Company and our report dated February 13, 2020, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 13, 2020

ITEM 9B.  OTHER INFORMATION
During the fourth quarter of 2019, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
We have adopted a Code of Ethics that applies to all of our executive officers and directors, including but not limited to, our principal executive officer and principal financial officer. Our Code of Ethics may be found at www.columbia.reit. Any amendments to, or waivers of, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed on our website promptly following the date of such amendment or waiver.
The other information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See the table below for securities authorized to be issued under our equity compensation plan as of December 31, 2019. The other information required by this Item is incorporated by reference from our 2020 Proxy Statement.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Common Stock Issued Under the LTI Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	2,130,296	2,669,704
Equity compensation plans not approved by security holders	—	—	—	—
Total	—	$—	2,130,296	2,669,704

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2020 Proxy Statement.

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
(b) See (a) 3 above.
(c) See (a) 2 above.
EXHIBIT INDEX TO
2019 FORM 10-K OF
COLUMBIA PROPERTY TRUST, INC.
COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.

The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
3.1
Second Amended and Restated Articles of Incorporation as Amended by the First Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

3.2	Second Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.3	Third Articles of Amendment (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on August 15, 2013).
3.4	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.5	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.6	Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 4, 2013).
3.7	Fourth Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 7, 2019).
3.8
Amended and Restated Agreement of Limited Partnership of Columbia Property Trust Operating Partnership, L.P. (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2020)

4.1
Statement regarding restrictions on transferability of shares of common stock (to appear on stock certificate or to be sent upon request and without charge to stockholders issued shares without certificates) (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed with the Commission on March 1, 2013).

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	Supplemental Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (incorporated by reference to in Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.5	Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.6	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.7*	Description of Registrant's securities.

Ex.	Description
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

10.12
First Amendment to $150 Million Term Loan Agreement, dated as of July 25, 2017, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; the financial institutions party thereto, as lenders; Wells Fargo Bank, National Association, as administrative agent; Wells Fargo Securities, LLC, Regions Capital Markets, and U.S. Bank National Association, as joint lead arrangers and joint bookrunners; Regions Bank and U.S. National Association, as syndication agents; and PNC Bank, National Association, as documentation agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on October 26, 2017).

10.13
Term Loan Agreement dated as of November 27, 2017, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as joint lead arranger and sole bookrunner; PNC Capital Markets LLC, Regions Capital Markets, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, and Wells Fargo Securities LLC, as joint lead arrangers; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, Regions Bank, SunTrust Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association as documentation agents; and each of the financial institutions a signatory thereto, as lenders.

10.14
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 7, 2018, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association as syndication agent for the Revolving Credit Facility; U.S. Bank National Association and Wells Fargo Bank, N.A. as co-documentation agents for the Revolving Credit Facility; BMO Harris Bank, N.A., Regions Bank, and SunTrust Bank, as syndication agents for the Term Loan Facility; JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners for the Revolving Credit Facility; and SunTrust Robinson Humphrey, Inc., Regions Capital Markets, and Bank of Montreal as joint lead arrangers and joint bookrunners for the Term Loan Facility.

10.15
Registration Rights Agreement, dated January 24, 2020, by and among Columbia Property Trust, Inc. and each of the parties listed on the signature pages thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2020)

21.1*	Subsidiaries of Columbia Property Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP – Columbia Property Trust, Inc. and Columbia Property Trust Operating Partnership, L.P.
31.1*
Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust, Inc.

31.2*
Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust, Inc.

Ex.	Description
31.3*
Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust Operating Partnership, L.P.

31.4*
Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust Operating Partnership, L.P.

32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust, Inc.

32.2*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Columbia Property Trust Operating Partnership, L.P.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Identifies each management contract or compensatory plan required to be filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (b) of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 13, 2020	By:	/s/ James A. Fleming
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 13, 2020		/s/ Wendy W. Gill
WENDY W. GILL Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P. (Registrant) By: Columbia Property Trust, its sole general partner

Dated:	February 13, 2020	By:	/s/ James A. Fleming
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 13, 2020		/s/ Wendy W. Gill
WENDY W. GILL Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Capacity*	Date

/s/ Carmen M. Bowser	Independent Director	February 13, 2020
Carmen M. Bowser

/s/ John L. Dixon	Independent Director	February 13, 2020
John L. Dixon

/s/ David B. Henry	Independent Director	February 13, 2020
David B. Henry

/s/ Murray J. McCabe	Independent Director	February 13, 2020
Murray J. McCabe

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2020
E. Nelson Mills

/s/ Constance B. Moore	Independent Director	February 13, 2020
Constance B. Moore

/s/ Michael S. Robb	Independent Director	February 13, 2020
Michael S. Robb

/s/ George W. Sands	Independent Director	February 13, 2020
George W. Sands

/s/ Thomas G. Wattles	Independent Director	February 13, 2020
Thomas G. Wattles

*Each person is signing in his or her capacity as an officer and/or director of Columbia Property Trust, Inc., which is the sole general partner of Columbia Property Trust Operating Partnership, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Columbia Property Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Lease Revenues – Refer to Note 2 (Revenue Recognition) to the financial statements

Critical Audit Matter Description

Lease revenues includes base rental income, tenant reimbursements, and lease termination fees. Base rental income is generally recognized on a straight-line basis over the lease term. The timing of revenue recognition is impacted by whether the Company or the lessee owns the physical improvements made in connection with each lease. In determining whether the Company or the lessee is the owner of such improvements, the Company considers several factors based on each lease arrangement, including whether the lease stipulates what the tenant allowance may be used for; whether the lessee or lessor retains legal title to the improvements; the expected economic life of the improvements relative to the lease term; and which party directs the construction of the improvements.

The determination of whether the Company or the lessee owns the improvements for accounting purposes is subject to significant judgment and is not based on any one factor. Auditing management’s determination of these matters often is complex and requires subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s determination of the owner of the tenant improvements, and the related impact on the timing and amount of revenue recognition, included the following, among others:
•We tested the effectiveness of controls over revenue recognition, including those controls over the evaluation of the ownership of tenant improvements, and the timing and amounts of rental revenues to be recognized over the term of the related lease.
•We selected a sample of lease agreements and performed the following to evaluate the appropriateness of the determination of the ownership of the tenant improvements and the related impact on the timing and amount of revenue recognition:
◦Evaluated the reasonableness and consistency of the factors considered by management to determine the owner of the tenant improvements and compared such factors to the terms in the lease agreement or other supporting documents.
◦Tested tenant improvement costs, including the amounts funded by the Company or the tenant, by reconciling the amounts recorded by the Company to invoices or other supporting documents and evaluated whether the costs were consistent with the terms of the lease agreement and the Company’s ownership determination.
◦Tested the timing of and amounts recognized as base rental income by independently calculating such rental income amounts to be recognized and comparing it to the amounts recorded by the Company.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 13, 2020

We have served as the Company's auditor since 2008.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2019	2018
Assets:
Real Estate Assets, at Cost:
Land	$870,352	$817,975
Buildings and improvements, less accumulated depreciation of $281,248 and $403,355, as of December 31, 2019 and 2018, respectively	1,719,207	1,910,041
Intangible lease assets, less accumulated amortization of $58,659 and $84,881, as of December 31, 2019 and 2018, respectively	61,025	98,540
Construction in progress	53,621	33,800
Real estate assets held for sale, less accumulated depreciation and amortization of $80,543 as of December 31, 2019	214,956	—
Total real estate assets	2,919,161	2,860,356
Operating lease assets	29,470	—
Investments in unconsolidated joint ventures	1,054,460	1,071,353
Cash and cash equivalents	12,303	17,118
Tenant receivables, net of allowance for doubtful accounts of $4 as of December 31, 2018	2,464	3,258
Straight-line rent receivable	77,330	87,159
Prepaid expenses and other assets	21,484	23,218
Intangible lease origination costs, less accumulated amortization of $33,731 and $65,348, as of December 31, 2019 and 2018, respectively	27,971	34,092
Deferred lease costs, less accumulated amortization of $16,732 and $27,735, as of December 31, 2019 and 2018, respectively	76,385	77,439
Other assets held for sale, less accumulated amortization of $10,222 as of December 31, 2019	23,917	—
Total assets	$4,244,945	$4,173,993
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $2,084 and $2,692, as of December 31, 2019 and 2018, respectively	$781,916	$629,308
Bonds payable, net of discount of $1,124 and $1,304 and deferred financing costs of $3,552 and $4,158, as of December 31, 2019 and 2018, respectively	695,324	694,538
Operating lease liabilities	2,186	—
Accounts payable, accrued expenses, and accrued capital expenditures	70,845	49,117
Dividends payable	24,209	23,340
Deferred income	16,955	15,593
Intangible lease liabilities, less accumulated amortization of $15,127 and $21,766, as of December 31, 2019 and 2018, respectively	21,839	21,081
Liabilities held for sale	3,054	—
Total liabilities	1,616,328	1,432,977
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 115,280,597 and 116,698,033 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,153	1,167
Additional paid-in capital	4,392,322	4,421,587
Cumulative distributions in excess of earnings	(1,769,234)	(1,684,082)
Accumulated other comprehensive income (loss)	(1,101)	2,344
Total stockholders' equity attributable to Columbia Property Trust	2,623,140	2,741,016
Noncontrolling interest in consolidated joint venture	5,477	—
Total equity	2,628,617	2,741,016
Total liabilities and equity	$4,244,945	$4,173,993
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Lease revenues	$276,149	$283,252	$280,570
Hotel income	—	—	1,339
Asset and property management fee income	7,544	7,384	3,782
Other property income	5,144	7,307	3,309
	288,837	297,943	289,000
Expenses:
Property operating costs	93,275	88,813	87,805
Hotel operating costs	—	—	2,089
Asset and property management fee expenses	629	854	918
Depreciation	78,292	81,795	80,394
Amortization	27,908	32,554	32,403
Impairment loss on real estate assets	43,941	30,812	—
General and administrative – corporate	32,779	32,979	34,966
General and administrative – joint venture	3,567	3,108	1,454
Pre-acquisition costs (Note 16)	6,398	—	—
	286,789	270,915	240,029
Other Income (Expense):
Interest expense	(43,170)	(56,499)	(60,516)
Gain (loss) on extinguishment of debt	—	23,340	(325)
Interest and other income	173	6,894	9,529
Gain on sale of unconsolidated joint venture interests	—	762	—
Income tax benefit (expense)	(21)	(37)	213
Income from unconsolidated joint ventures	8,004	8,003	2,651
Gains on sales of real estate assets	42,030	—	175,518
	7,016	(17,537)	127,070
Net income	9,064	9,491	176,041
Less: net loss attributable to non-controlling interest in consolidated joint venture	133	—	—
Net income attributable to common stockholders	$9,197	$9,491	$176,041
Per-Share Information – Basic:
Net income attributable to common stockholders	$0.08	$0.08	$1.45
Weighted-average common shares outstanding	116,261	117,888	120,795
Per-Share Information – Diluted:
Net income attributable to common stockholders	$0.08	$0.08	$1.45
Weighted-average common shares outstanding	116,458	118,311	121,159

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$9,064	$9,491	$176,041
Market value adjustment to interest rate swaps	(3,445)	1,441	1,786
Comprehensive income	5,619	10,932	177,827
Less: net loss attributable to non-controlling interest in consolidated joint venture	133	—	—
Comprehensive income attributable to common stockholders	$5,752	$10,932	$177,827
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance, December 31, 2016	122,184	$1,221	$4,538,912	$(2,036,482)	$(883)	$2,502,768	$—	$2,502,768
Repurchases of common stock	(2,682)	(26)	(57,602)	—	—	(57,628)	—	(57,628)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	287	3	5,761	—	—	5,764	—	5,764
Distributions to common stockholders ($0.80 per share)	—	—	—	(96,795)	—	(96,795)	—	(96,795)
Net income	—	—	—	176,041	—	176,041	—	176,041
Market value adjustment to interest rate swap	—	—	—	—	1,786	1,786	—	1,786
Balance, December 31, 2017	119,789	1,198	4,487,071	(1,957,236)	903	2,531,936	—	2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343	—	343
Repurchases of common stock	(3,240)	(32)	(70,488)	—	—	(70,520)	—	(70,520)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	149	1	5,004	—	—	5,005	—	5,005
Distributions to common stockholders ($0.80 per share)	—	—	—	(94,435)	—	(94,435)	—	(94,435)
Net income	—	—	—	9,491	—	9,491	—	9,491
Market value adjustment to interest rate swap	—	—	—	—	1,441	1,441	—	1,441
Balance, December 31, 2018	116,698	1,167	4,421,587	(1,684,082)	2,344	2,741,016	—	2,741,016
Repurchases of common stock	(1,616)	(16)	(33,500)	—	—	(33,516)	—	(33,516)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	198	2	4,235	—	—	4,237	—	4,237
Distributions to common stockholders ($0.81 per share)	—	—	—	(94,349)	—	(94,349)	—	(94,349)
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	5,610	5,610
Allocation of net income (loss)	—	—	—	9,197	—	9,197	(133)	9,064
Market value adjustment to interest rate swap	—	—	—	—	(3,445)	(3,445)	—	(3,445)
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$5,477	$2,628,617
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$9,064	$9,491	$176,041
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(13,230)	(25,952)	(32,737)
Noncash operating lease expense	720	—	—
Depreciation	78,292	81,795	80,394
Amortization	23,546	29,401	31,907
Impairment loss on real estate assets	43,941	30,812	—
Noncash interest expense	2,562	3,103	3,009
(Gain) loss on extinguishment of debt	—	(23,340)	325
Gains on sales of real estate assets	(42,030)	—	(175,518)
Income from unconsolidated joint ventures	(8,004)	(8,003)	(2,651)
Distributions of earnings from unconsolidated joint ventures	27,977	28,802	3,681
Gain on sale of unconsolidated joint venture interest	—	(762)	—
Stock-based compensation expense	6,622	6,966	7,580
Changes in Assets and Liabilities, Net of Acquisitions and Dispositions:
Decrease (increase) in tenant receivables, net	697	(2,947)	4,222
Decrease (increase) in prepaid expenses and other assets	(1,539)	7,871	(1,754)
Decrease (increase) in accounts payable and accrued expenses	5,560	(36,724)	(28,133)
Increase (decrease) in deferred income	3,265	(2,888)	(4,442)
Net cash provided by operating activities	137,443	97,625	61,924
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	375,004	284,608	737,631
Net proceeds from the sale of investments in unconsolidated joint ventures	—	235,083	—
Real estate acquisitions and prepaid transaction costs	(453,128)	(23,034)	(604,769)
Capital improvements and development costs	(66,994)	(71,033)	(86,805)
Deferred lease costs paid	(22,307)	(24,816)	(26,722)
Investments in unconsolidated joint ventures	(17,134)	(38,763)	(369,043)
Distributions in excess of earnings from unconsolidated joint ventures	14,250	13,685	1,985
Net cash provided by (used in) investing activities	(170,309)	375,730	(347,723)
Cash Flows From Financing Activities:
Financing costs paid	(162)	(5,078)	(1,269)
Proceeds from lines of credit and notes payable	802,000	579,000	783,000
Repayments of lines of credit and notes payable	(650,000)	(872,175)	(533,427)
Distributions paid to stockholders	(93,480)	(95,056)	(109,561)
Redemptions of common stock	(35,917)	(72,495)	(59,462)
Contribution from noncontrolling interest in consolidated joint venture	5,610	—	—
Net cash provided by (used in) financing activities	28,051	(465,804)	79,281
Net increase (decrease) in cash and cash equivalents	(4,815)	7,551	(206,518)
Cash and cash equivalents, beginning of period	17,118	9,567	216,085
Cash and cash equivalents, end of period	$12,303	$17,118	$9,567
See accompanying notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Unit Holders and the General Partner of Columbia Property Trust Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Property Trust Operating Partnership, L.P. and subsidiaries (the "Partnership") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.
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
/s/Deloitte & Touche LLP
Atlanta, Georgia
February 13, 2020
We have served as the Partnership's auditor since 2019.

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2019	2018
Assets:
Real Estate Assets, at Cost:
Land	$843,546	$775,656
Buildings and improvements, less accumulated depreciation of $252,034 and $324,426, as of December 31, 2019 and 2018, respectively	1,668,358	1,720,271
Intangible lease assets, less accumulated amortization of $58,658 and $84,881, as of December 31, 2019 and 2018, respectively	61,025	98,540
Construction in progress	51,240	32,526
Real estate assets held for sale, less accumulated depreciation and amortization of $22,464 as of December 31, 2019	69,274	—
Total real estate assets	2,693,443	2,626,993
Operating lease assets	27,843	—
Investments in unconsolidated joint ventures	1,054,460	1,071,353
Cash and cash equivalents	9,522	10,931
Tenant receivables, net of allowance for doubtful accounts of $4 as of December 31, 2018	2,039	2,956
Straight-line rent receivable	70,985	71,675
Prepaid expenses and other assets	21,044	21,680
Intangible lease origination costs, less accumulated amortization of $33,731 and $65,348, as of December 31, 2019 and 2018, respectively	27,971	34,092
Deferred lease costs, less accumulated amortization of $14,272 and $19,342, as of December 31, 2019 and 2018, respectively	73,699	65,484
Other assets held for sale, less accumulated amortization of $3,971 as of December 31, 2019	5,573	—
Total assets	$3,986,579	$3,905,164
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $2,084 and $2,692, as of December 31, 2019 and 2018, respectively	$781,916	629,308
Bonds payable, net of discount of $1,124 and $1,304 and deferred financing costs of $3,552 and $4,158, as of December 31, 2019 and 2018, respectively	695,324	694,538
Accounts payable, accrued expenses, and accrued capital expenditures	68,535	36,133
Due to affiliates	140,444	141,145
Deferred income	16,299	13,245
Intangible lease liabilities, less accumulated amortization of $15,127 and $21,766, as of December 31, 2019 and 2018, respectively	21,839	21,081
Liabilities held for sale as of December 31, 2019	1,809	—
Total liabilities	1,726,166	1,535,450
Commitments and Contingencies (Note 7)	—	—
Partners' Capital:
Columbia Property Trust, Inc.	2,254,936	2,369,714
Noncontrolling interest in consolidated joint venture	5,477	—
Total capital	2,260,413	2,369,714
Total liabilities and capital	$3,986,579	$3,905,164

See accompanying notes.

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2019	2018	2017
Revenues:
Lease revenues	$248,838	$254,988	$252,149
Other property income	99	1,323	(609)
	248,937	256,311	251,540
Expenses:
Property operating costs	82,205	77,526	77,719
Asset and property management fee expenses	3,952	3,856	3,977
Depreciation	67,773	71,934	72,010
Amortization	26,663	31,451	31,035
Impairment loss on real estate assets	43,941	30,812	—
General and administrative – corporate	7,927	9,469	9,232
General and administrative – joint venture	43	—	—
Pre-acquisition expenses	4,160	—	—
	236,664	225,048	193,973
Other Income (Expense):
Interest expense	(49,470)	(66,046)	(73,877)
Gain (loss) on extinguishment of debt	—	23,340	(325)
Interest and other income	64	6,894	6,784
Gain on sale of unconsolidated joint venture interests	—	762	—
Income tax benefit (expense)	—	—	(3)
Income from unconsolidated joint ventures	8,004	8,003	2,651
Gains on sales of real estate assets	42,030	—	170,733
	628	(27,047)	105,963
Net income	12,901	4,216	163,530
Less: net loss attributable to non-controlling interest in consolidated joint venture	133	—	—
Net income attributable to Columbia Property Trust, Inc.	13,034	4,216	163,530

See accompanying notes.

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	12,901	4,216	163,530
Market value adjustment to interest rate swap	(3,445)	1,441	1,786
Comprehensive income	9,456	5,657	165,316
Less: net loss attributable to non-controlling interest in consolidated joint venture	133	—	—
Comprehensive income attributable to Columbia Property Trust, Inc.	$9,589	$5,657	$165,316
See accompanying notes.

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except per-share amounts)

	Columbia Property Trust, Inc.	Noncontrolling Interest	Total Capital
Balance, December 31, 2016	$1,768,862	$—	$1,768,862
Contributions	296,083	—	296,083
Distributions	(234,241)	—	(234,241)
Net income	163,530	—	163,530
Market value adjustment to interest rate swap	1,786	—	1,786
Balance, December 31, 2017	1,996,020	—	1,996,020
Cumulative-effect adjustment for the adoption of ASU 2017-05	357,755	—	357,755
Contributions	177,833	—	177,833
Distributions	(167,551)	—	(167,551)
Net income	4,216	—	4,216
Market value adjustment to interest rate swap	1,441	—	1,441
Balance, December 31, 2018	2,369,714	—	2,369,714
Contributions	12,053	5,610	17,663
Distributions	(136,420)	—	(136,420)
Net income	13,034	(133)	12,901
Market value adjustment to interest rate swap	(3,445)	—	(3,445)
Balance, December 31, 2019	$2,254,936	$5,477	$2,260,413
See accompanying notes.

COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$12,901	$4,216	$163,530
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(12,077)	(22,654)	(29,790)
Noncash operating lease expense	836	—	—
Depreciation	67,773	71,934	72,010
Amortization	22,177	28,185	30,376
Impairment loss on real estate assets	43,941	30,812	—
Noncash interest expense	2,562	3,103	3,009
(Gain) loss on extinguishment of debt	—	(23,340)	325
Gains on sales of real estate assets	(42,030)	—	(170,733)
(Income) loss from unconsolidated joint ventures	(8,004)	(8,003)	(2,651)
Distributions of earnings from unconsolidated joint ventures	27,977	28,802	3,681
Gain on sale of unconsolidated joint venture interest	—	(762)	—
Changes in Assets and Liabilities, Net of Acquisitions and Dispositions:
Decrease (increase) in tenant receivables, net	918	(2,842)	4,111
Decrease (increase) in prepaid expenses and other assets	(1,662)	7,341	(1,001)
Increase (decrease) in accounts payable and accrued expenses	3,489	(35,708)	(29,032)
Increase (decrease) in deferred income	3,712	(1,919)	(4,056)
Net cash provided by operating activities	122,513	79,165	39,779
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	375,004	284,608	618,199
Net proceeds from the sale of investments in unconsolidated joint ventures	—	235,083	—
Real estate acquisitions	(453,128)	(23,034)	(604,769)
Capital improvements and development costs	(65,961)	(65,810)	(53,480)
Deferred lease costs paid	(22,667)	(25,364)	(26,710)
Investments in unconsolidated joint ventures	(17,134)	(38,763)	(369,043)
Distributions in excess of earnings from unconsolidated joint ventures	14,250	13,685	1,985
Net cash provided by (used in) investing activities	(169,636)	380,405	(433,818)
Cash Flows From Financing Activities:
Financing costs paid	(162)	(5,078)	(1,269)
Proceeds from lines of credit and notes payable	802,000	579,000	783,000
Repayments of lines of credit and notes payable	(650,000)	(872,175)	(533,427)
Contributions from Columbia Property Trust	17,663	11,912	296,083
Distributions to Columbia Property Trust	(129,397)	(167,551)	(169,023)
Contributions from noncontrolling interest in consolidated joint venture	5,610	—	—
Net cash provided by (used in) financing activities	45,714	(453,892)	375,364
Net increase (decrease) in cash and cash equivalents	(1,409)	5,678	(18,675)
Cash and cash equivalents, beginning of period	10,931	5,253	23,928
Cash and cash equivalents, end of period	$9,522	$10,931	$5,253
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
COLUMBIA PROPERTY TRUST OPERATING PARTNERSHIP, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, AND 2017

1.Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and sole owner as of December 31, 2019. Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly and through wholly and partially owned subsidiaries and joint ventures. Unless stated otherwise or the context otherwise requires, references to "Columbia Property Trust," "the Company," "we," "us," and "our" shall mean, collectively, Columbia Property Trust, Columbia OP, and the entities consolidated by both Columbia Property Trust and Columbia OP; and references to "Columbia OP" shall mean Columbia OP and the entities consolidated by Columbia OP.
As of December 31, 2019, the Company owned 17 operating properties and three properties under development or redevelopment, of which 13 were wholly owned and seven were owned through joint ventures, located primarily in New York, San Francisco, and Washington, D.C. As of December 31, 2019 the operating properties contained a total of 7.3 million rentable square feet and were approximately 97.1% leased.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia OP, and their consolidated subsidiaries. Columbia OP's consolidated financial statements include the accounts of Columbia OP, and its consolidated subsidiaries. We consolidate any variable interest entity ("VIE") in which we are deemed the primary beneficiary. With respect to entities that are not VIEs, our consolidated financial statements also include the accounts of any entity in which we own a controlling financial interest, and any limited partnership in which we own a controlling general partnership interest. In determining whether Columbia Property Trust or Columbia OP owns a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
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
Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements that extend the useful life of the related asset. All repairs and maintenance costs are expensed as incurred.
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

As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in joint ventures. During 2019 and 2018, $5.1 million and $3.8 million of interest was capitalized to construction in progress, respectively; and $1.3 million and $0.2 million of interest was capitalized to investments in unconsolidated joint ventures, respectively.
Assets Held for Sale
Columbia Property Trust classifies properties as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, properties having separately identifiable operations and cash flows, are considered held for sale when the following criteria are met:
•Management, having the authority to approve the action, commits to a plan to sell the property.
•The property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such property.
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
•The sale of the property is probable and transfer of the property is expected to qualify for recognition as a completed sale, within one year.

At such time that a property is determined to be held for sale, its carrying amount is adjusted to the lower of its depreciated book value or its estimated fair value, less costs to sell, and depreciation is no longer recognized; and assets and liabilities are required to be classified as held for sale on the accompanying consolidated balance sheet. As of December 31, 2019, Cranberry Woods Drive and Pasadena Corporate Park met the aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheets. The sale of Cranberry Woods closed on January 16, 2020. As of December 31, 2018, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet.
The major classes of assets and liabilities classified as held for sale are provided below (in thousands):

December 31, 2019
Real Estate Assets Held for Sale:
Real estate assets, at cost:
Land	$57,117
Buildings and improvements, less accumulated depreciation of $80,543	157,701
Construction in progress	138
Total real estate assets held for sale, net	$214,956
Other Assets Held for Sale:
Tenant receivables	$156
Straight-line rent receivable	12,591
Prepaid expenses and other assets	334
Deferred lease costs, less accumulated amortization of $10,222	10,836
Total other assets held for sale, net	$23,917
Liabilities Held for Sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$1,151
Deferred income	1,903
Total liabilities held for sale	$3,054

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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of

Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2019.
In the fourth quarter of 2019, Columbia Property Trust recorded an impairment loss of $20.6 million on Pasadena Corporate Park. Upon deciding to exit the Los Angeles market, Columbia Property Trust began to market for sale its only asset therein, Pasadena Corporate Park, in the fourth quarter of 2019. In January 2020, Columbia Property Trust entered into a contract to sell Pasadena Corporate Park, and anticipates closing on the sale in the first quarter of 2020. As a result, as of December 31,2019, Columbia Property Trust reduced the carrying value of Pasadena Corporate Park to reflect its estimated fair value of $74.5 million, determined based on estimated net sale proceeds (Level 1), by recording an impairment loss of $20.6 million.
In the third quarter of 2019, Columbia Property Trust recognized an impairment loss of $23.4 million as a result of changing its holding period expectations for Lindbergh Center in Atlanta, Georgia. Columbia Property Trust entered into a contract to sell Lindbergh Center in the third quarter of 2019, and closed the sale on September 26, 2019. As a result, Columbia Property Trust reduced the carrying value of Lindbergh Center to reflect its estimated fair value, based on the estimated net sale proceeds of $181.0 million (Level 1), by recording an impairment loss of $23.4 million in the third quarter of 2019.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties and related transaction costs to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional details). In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements, which obligate the seller to pay rent pertaining to certain nonrevenue-producing spaces to mitigate the negative effects of lower rental revenues. Columbia Property Trust records payments receivable under such master lease agreements as a reduction of the property basis rather than income. Columbia Property Trust received no proceeds for master leases during 2019, 2018, or 2017.
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
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
As further described below, in-place leases with Columbia Property Trust as the lessor may have values related to direct costs associated with obtaining a new tenant that are avoided for in-place leases, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market:

•Direct costs associated with obtaining a new tenant that are avoided for in-place leases, including commissions, tenant improvement allowances, and other direct costs, are estimated based on management's consideration of current market costs to execute a similar lease. Such direct costs are included in intangible lease origination costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.
•The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs ("Absorption Period Costs") are included in intangible lease assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases.
•The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases. This calculation includes significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. These intangible assets or liabilities are measured over the actual or assumed (in the case of renewal options) remaining lease terms. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.
As of December 31, 2019 and 2018, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2019	Gross	$2,481	$117,203	$61,702	$36,966
	Accumulated Amortization	(1,202)	(57,457)	(33,731)	(15,127)
	Net	$1,279	$59,746	$27,971	$21,839
December 31, 2018	Gross	$3,174	$147,668	$99,440	$42,847
	Accumulated Amortization	(1,060)	(81,220)	(65,348)	(21,766)
	Net	$2,114	$66,448	$34,092	$21,081

During 2019, 2018, and 2017, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ended December 31,
2019	$288	$13,511	$7,398	$5,395
2018	$228	$17,137	$9,660	$6,851
2017	$519	$16,807	$10,124	$6,883

The remaining net intangible assets and liabilities as of December 31, 2019, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ending December 31,
2020	$172	$12,871	$5,866	$5,483
2021	172	9,328	4,516	3,191
2022	172	7,959	3,429	2,910
2023	172	6,455	2,903	2,336
2024	172	5,594	2,586	1,990
Thereafter	419	17,539	8,671	5,929
	$1,279	$59,746	$27,971	$21,839
Weighted-average amortization period	6.6 years	5.0 years	4.9 years	5.3 years

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessee
As of December 31, 2018, Columbia Property Trust had gross below-market lease assets of approximately $32.6 million, net of accumulated amortization of $2.6 million. These below-market lease assets were reclassified to operating lease assets upon adoption of ASC 842, effective January 1, 2019, as described in the "Recent Accounting Pronouncements" section below (see Note 10, Leases, for additional information).
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2019 and 2018.
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis, and, if at any point during the term of a lease it is determined that the collectability of a tenant receivable is not probable, such receivable is written off against lease revenues. During 2019, $22,000 in receivables were written off against lease revenues. Prior to the adoption of ASC 842 on January 1, 2019, Columbia Property Trust recorded an allowance for doubtful accounts when a tenant receivable became uncollectible by recording a provision for doubtful accounts, net of recoveries, in general and administrative – corporate expenses. For 2018, $63,000 of such expenses were recorded to general and administrative – corporate expenses.
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

Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits, escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements, notes receivable, nontenant receivables, prepaid taxes, insurance and operating costs, unamortized deferred financing costs related to the line of credit (the "Revolving Credit Facility"), interest rate swaps (when in an asset position), certain corporate assets, and deferred tax assets. Prepaid expenses are recognized over the period to which the good or service relates. Other assets are written off when the asset no longer has future value, or when the company is no longer obligated for the corresponding liability.
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Deferred financing costs, except for costs related to the Revolving Credit Facility, are presented as a direct reduction to the carrying amount of the related debt for all periods presented. Deferred financing costs related to the Revolving Credit Facility are included in prepaid expenses and other assets. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2019, 2018, and 2017 of approximately $2.4 million, $2.9 million, and $2.8 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include costs incurred to procure leases that are paid to third parties or tenants, and incentives that are provided to tenants under the terms of their leases. These costs are capitalized and amortized on a straight-line basis over the terms of the lease. Amortization of third-party leasing costs is reflected as amortization expense, and amortization of lease incentives is reflected as an adjustment to rental income. During 2019, 2018, and 2017, Columbia Property Trust recognized amortization expense for deferred lease costs of $6.3 million, $5.5 million, and $5.2 million, respectively. During 2019, 2018, and 2017, Columbia Property Trust recognized adjustments to rental income for amortization of deferred lease costs of $0.7 million, $2.1 million, and $3.3 million, respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.
Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures
Accounts payable, accrued expenses, and accrued capital expenditures primarily include payables related to property operations, capital projects, and interest rate swaps (when in a liability position).
Line of Credit and Notes Payable
When debt is assumed, Columbia Property Trust records the loan at fair value. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. As described in the "Deferred Financing Costs" section above, line of credit and notes payable is presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $2.1 million and $2.7 million as of December 31, 2019 and December 31, 2018, respectively.
Bonds Payable
Columbia OP has two series of bonds outstanding as of December 31, 2019 and 2018: $350 million of its 10-year unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of its 10-year unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). The discount on the 2026 Bonds Payable and the 2025 Bonds Payable is amortized to interest expense over the term of the bonds using the effective-interest method.
As described in the "Deferred Financing Costs" section above, bonds payable are presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $3.6 million and $4.2 million as of December 31, 2019 and December 31, 2018, respectively.

Common Stock Repurchase Program
Columbia Property Trust is authorized to repurchase shares of its common stock, par value $0.01 per share, subject to certain limitations. As of December 31, 2019, $166.5 million remains available for repurchases under the current stock repurchase program. See Note 8, Stockholders' Equity and Partner's Capital, for additional details. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
Noncontrolling Interests
Noncontrolling interests represent the equity interests of a consolidated joint venture that are not owned by Columbia Property Trust. Noncontrolling interests are adjusted for contributions, distributions, and earnings attributable to the noncontrolling interest holders of the consolidated joint venture. Earnings are allocated to joint venture partners using the hypothetical liquidation at book value method, based on the terms of the respective joint venture agreements, and are recorded as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations. For 2019, all of Columbia Property Trust's noncontrolling interests relate to 101 Franklin Street, which was acquired on December 2, 2019. For additional information, see Note 3, Real Estate Transactions.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of December 31, 2019, Columbia Property Trust has two interest rate swaps, with an aggregate notional amount of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2019 and 2018 (in thousands):

		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2019	2018
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$551	$2,344
Interest rate contracts	Accounts payable	$1,652	$—

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

	Years Ended December 31,
	2019	2018	2017
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$(3,445)	$1,441	$1,786

Revenue Recognition
The majority of Columbia Property Trust’s revenues are derived from leases and are reflected as lease revenues on the accompanying consolidated statements of operations. For more information about Columbia Property Trust's lease revenue streams see Note 10, Leases.
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
For information about Columbia Property Trust's other revenue streams, please see Note 11, Non-Lease Revenues.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Code, as amended (the "Code") and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, Columbia Property Trust must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. To the extent that Columbia Property Trust satisfies the distribution requirement but distributes less than 100% of its REIT taxable income, Columbia

Property Trust would be subject to federal and state corporate income tax on the undistributed income. Generally, Columbia Property Trust does not incur federal income taxes, other than as described in the following paragraph, because its stockholder distributions typically exceed its taxable income due to noncash expenses such as depreciation. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
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
Segment Information
As of December 31, 2019, Columbia Property Trust's reportable segments are determined based on the geographic markets in which it has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties (see Note 15, Segment Information).
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
Recent Accounting Pronouncements
Effective January 1, 2019, Columbia Property Trust adopted Accounting Standard Codification 842, Leases ("ASC 842"), which amends the lease accounting rules with the following key changes:
•Lessees are required to record a right-of-use asset and a lease liability for all leases, as defined, with a term of greater than 12 months, and to classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee, or not. This classification will determine whether the lease expense is recognized using the effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases).
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

3.  Real Estate Transactions
Acquisitions
During 2019, 2018, and 2017, Columbia Property Trust acquired the following properties:

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
2019
201 California Street	San Francisco, CA	December 9, 2019	100.0%	$238,900
101 Franklin Street(2)	New York, NY	December 2, 2019	92.5%	$205,500
2018
Lindbergh Center – Retail	Atlanta, GA	October 24, 2018	100.0%	$23,000
799 Broadway	New York, NY	October 3, 2018	49.7%	$30,200	(3)
2017
149 Madison Avenue	New York, NY	November 28, 2017	100.0%	$87,700
1800 M Street	Washington, D.C.	October 11, 2017	55.0%	$231,550	(3)
249 West 17th Street & 218 West 18th Street	New York, NY	October 11, 2017	100.0%	$514,100
114 Fifth Avenue	New York, NY	July 6, 2017	49.5%	$108,900	(3)
(1)Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.
(2)Property is owned through a consolidated joint venture.
(3)These properties are owned through unconsolidated joint ventures. Purchase price is for Columbia Property Trust's partial interests in the properties.

201 California Street
On December 9, 2019, Columbia Property Trust acquired 201 California Street, a 17-story, 252,000-square-foot office tower in San Francisco. As of the acquisition date, 201 California Street was 99% leased to 34 tenants, including First Republic Bank (13%), Dow Jones & Company, Inc. (12%), and Cooper, White & Cooper, LLP (12%). For the period from December 9, 2019 to December 31, 2019, Columbia Property Trust recognized revenues of $1.4 million and net income of $0.1 million from 201 California Street.
101 Franklin Street
On December 2, 2019, Columbia Property Trust acquired a 92.5% controlling financial interest in 101 Franklin Street (formerly 250 Church Street), a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy (see Note 16, Subsequent Event). During 2019, Columbia Property Trust earned $37,000 from its investment in 101 Franklin Street.
Lindbergh Center – Retail
On October 24, 2018, Columbia Property Trust acquired the 147,000 square feet of ancillary retail and office space surrounding its existing property, Lindbergh Center, for a gross purchase price of $23.0 million. Lindbergh Center – Retail was sold in the Lindbergh Center disposition, as described below.
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with an affiliate of Normandy (see Note 16, Subsequent Event) for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the "799 Broadway Joint Venture"). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million.
149 Madison Avenue
149 Madison Avenue is a 12-story, 127,000-square-foot office building, which was vacant at the time of acquisition. Columbia Property Trust acquired 149 Madison Avenue subject to a ground lease which expired in January 2018. Columbia Property Trust is redeveloping this property. For the period from November 28, 2017 to December 31, 2017, Columbia Property Trust recognized $10,300 of revenues and net income of $9,200 from 149 Madison Avenue. All of the office space at 149 Madison Avenue is leased to WeWork.
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
249 West 17th Street & 218 West 18th Street
249 West 17th Street is made up of two interconnected 12- and six-story towers, totaling 281,000 square feet of office and retail space, and 218 West 18th Street is a 12-story, 166,000-square-foot office building. As of the acquisition date, 249 West 17th Street was 100% leased to four tenants, including Twitter, Inc. (76%) and Room & Board, Inc. (21%); and, as of the acquisition date, 218 West 18th Street was 100% leased to seven tenants, including Red Bull North America, Inc. (25%), Company 3 (18%), SY Partners (16%), and SAE (16%). For the period from October 11, 2017 to December 31, 2017, Columbia Property Trust recognized revenues of $5.9 million and net income of $1.8 million from 249 West 17th Street, and revenues of $3.0 million and net income of $0.8 million from 218 West 18th Street.

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
Purchase Price Allocations for Consolidated Property Acquisitions

	201 California Street	101 Franklin Street(1)	149 Madison Avenue	249 West 17th Street	218 West 18th Street
Location	San Francisco, CA	New York, NY	New York, NY	New York, NY	New York, NY
Date Acquired	December 9, 2019	December 2, 2019	November 28, 2017	October 11, 2017	October 11, 2017
Purchase Price:
Land	$77,833	$57,145	$59,112	$113,149	$43,836
Building and improvements	157,513	149,500	28,989	194,109	126,957
Intangible lease assets	13,241	—	—	27,408	12,120
Intangible lease origination costs	5,785	—	—	13,062	4,168
Intangible below market lease liability	(8,064)	—	—	(7,131)	(11,757)
Total purchase price	$246,308	$206,645	$88,101	$340,597	$175,324
(1)Owned through a consolidated joint venture, in which Columbia Property Trust owns a 92.5% interest.
Note 2, Summary of Significant Accounting Policies, provides a discussion of the estimated useful life for each asset class.
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2019, 2018, and 2017, have been prepared for Columbia Property Trust to give effect to the acquisitions of 201 California Street and 101 Franklin Street as if the acquisitions had occurred on January 1, 2018; and 249 West 17th Street, 218 West 18th Street, and 149 Madison Avenue as if the acquisitions had occurred on January 1, 2016. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2018 and January 1, 2016 (in thousands):

	2019	2018	2017
Revenues	$304,756	$312,003	$319,064
Net income attributable to common stockholders of Columbia Property Trust	$17,600	$16,822	$183,318

Dispositions
During 2019, 2018, and 2017, Columbia Property Trust sold the following properties and partial interest in properties of unconsolidated joint ventures. Additional information for certain of the dispositions is provided below the table.

Property	Location	Date	% Sold	Sale Price(1) (in thousands)		Gain on Sale (in thousands)
2019
Lindbergh Center	Atlanta, GA	September 26, 2019	100.0%	$187,000		$—
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100.0%	$227,500		$42,030
2018
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500		$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000		$24,039
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	(2)	$762
2017
University Circle & 333 Market Street	San Francisco, CA	July 6, 2017	22.5%	$234,000	(2)	$102,365
Key Center Tower & Marriott	Cleveland, OH	January 31, 2017	100.0%	$267,500		$9,466
Houston Properties	Houston, TX	January 6, 2017	100.0%	$272,000		$63,688
(1)Exclusive of transaction costs and price adjustments.
(2)Sales price is for the partial interests in the properties or joint ventures that were sold.
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
One & Three Glenlake Parkway
On April 15, 2019, Columbia Property Trust closed on the sale of One & Three Glenlake Parkway in Atlanta, for a gross sale price of $227.5 million, exclusive of $33.6 million of adjustments for tenant improvement allowances and rent abatements funded at closing. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
222 East 41st Street
On May 29, 2018, Columbia Property Trust closed on the sale of 222 East 41st Street in New York, for $332.5 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $30.8 million related to this property in the second quarter of 2018, as further described in Note 2, Summary of Significant Accounting Policies. The proceeds from this transaction were used to fully repay the $180.0 million remaining balance on a $300 million bridge loan, as described in Note 5, Line of Credit and Notes Payable.
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
On February 1, 2018, as agreed at the time of the initial San Francisco Joint Ventures formation, Allianz acquired another 22.5% interest in each of the San Francisco Joint Ventures at an aggregate price of $235.3 million, thereby reducing Columbia Property Trust's equity interest in each joint venture to 55.0%. These proceeds were used to reduce the balance on a $300 million bridge loan and the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
Key Center Tower & Marriott
Key Center Tower & Marriott were sold in one transaction for $254.5 million of gross proceeds at closing and a $13.0 million, 10-year accruing note receivable from the principal of the buyer. As a result, Columbia Property Trust has applied the installment method to account for this transaction, and deferred $13.0 million of the total $22.5 million gain on sale.
Houston Property Sale
5 Houston Center, Energy Center I, and 515 Post Oak were sold in one transaction for $272.0 million of gross proceeds, which resulted in a $63.7 million gain on sale.

4. Unconsolidated Joint Ventures
As of December 31, 2019 and December 31, 2018, Columbia OP owns interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

		Geographic Market	Ownership Interest	Carrying Value of Investment(1)
Joint Venture	Property Name			December 31, 2019		December 31, 2018
Market Square Joint Venture	Market Square	Washington, D.C.	51.0%	$135,557		$134,250
University Circle Joint Venture	University Circle	San Francisco	55.0%	283,633		292,951
333 Market Street Joint Venture	333 Market Street	San Francisco	55.0%	269,638		273,783
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.5%	87,750		99,283
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.0%	233,196		237,333
799 Broadway Joint Venture(2)	799 Broadway	New York	49.7%	44,686	(4)	33,753
				$1,054,460		$1,071,353
(1)Includes basis differences. Columbia Property Trust's investments in unconsolidated joint ventures were greater than the historical costs recorded at the underlying joint venture level by $279.2 million and $282.0 million as of December 31, 2019 and December 31, 2018, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest of $1.3 million and $0.2 million on its investment in the 799 Broadway Joint Venture in 2019 and 2018, respectively.
Columbia Property Trust has determined that none of its unconsolidated joint ventures are variable interest entities. However, Columbia Property Trust and its unconsolidated joint venture partners have substantive participation rights in the joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, the investment in the joint ventures is recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.

Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other-than-temporarily impaired as of December 31, 2019.
Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	December 31, 2019	December 31, 2018	December 31, 2019		December 31, 2018	December 31, 2019	December 31, 2018
Market Square Joint Venture	$582,747	$582,176	$324,815	(2)	$324,762	$241,719	$241,581
University Circle Joint Venture	216,546	224,746	—		—	212,656	219,390
333 Market Street Joint Venture	367,652	375,884	—		—	352,385	360,915
114 Fifth Avenue Joint Venture	485,442	377,970	—		—	127,554	149,243
1800 M Street Joint Venture	437,439	447,585	—		—	421,588	429,016
799 Broadway Joint Venture	201,210	168,390	109,735	(3)	95,630	85,316	67,189
	$2,291,036	$2,176,751	$434,550		$420,392	$1,441,218	$1,467,334
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above).
(2)The Market Square Joint Venture has a mortgage note with an outstanding balance of $325.0 million as of December 31, 2019 and December 31, 2018. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $113.2 million outstanding, net of $3.5 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan"). A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.

Summarized income statement information for the unconsolidated joint ventures for the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	Total Revenues			Net Income (Loss)			Columbia Property Trust's Share of Net Income (Loss)(1)
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Market Square Joint Venture	$47,737	$44,815	$41,749	$(11,515)	$(12,304)	$(15,192)	$(5,873)	$(6,275)	$(7,747)
University Circle Joint Venture	44,427	43,581	19,386	24,251	23,776	9,826	13,338	13,478	7,561
333 Market Street Joint Venture	28,170	27,006	12,971	14,929	14,620	6,948	8,211	8,312	5,331
114 Fifth Avenue Joint Venture	42,921	41,169	20,133	(10,674)	(10,256)	(4,885)	(5,283)	(5,077)	(2,820)
1800 M Street Joint Venture	38,377	37,486	8,005	4,887	4,239	619	2,688	2,332	326
799 Broadway Joint Venture	—	—	—	(882)	(132)	—	(439)	(66)	—
	$201,632	$194,057	$102,244	$20,996	$19,943	$(2,684)	$12,642	$12,704	$2,651
(1)Excludes amortization of basis differences, as described in footnote (1) to the carrying value of investment table above, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Asset and Property Management Fees
Columbia Property Trust provides property and asset management services to the Market Square Joint Venture, the University Circle Joint Venture, the 333 Market Street Joint Venture, and the 1800 M Street Joint Venture. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the years ended December 31, 2019, 2018, and 2017, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	2019	2018	2017
Market Square Joint Venture	$2,256	$2,156	$1,998
University Circle Joint Venture	2,313	2,283	1,000
333 Market Street Joint Venture	819	784	367
1800 M Street Joint Venture	2,156	2,161	417
	$7,544	$7,384	$3,782
Columbia Property Trust also received reimbursements of property operating costs of $4.3 million, $4.2 million, and $2.0 million for the years ended December 31, 2019, 2018, and 2017, respectively, which are included in other property income revenues in the accompanying consolidated statements of operations. Property management fees of $0.6 million and $0.7 million, respectively, were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively.

5. Line of Credit and Notes Payable
Columbia OP is the borrower on all of Columbia Property Trust's outstanding debt. As of December 31, 2019 and 2018, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2019		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2019	2018
Revolving Credit Facility	LIBOR + 90 bp	(1)	Interest only	January 31, 2023	$334,000	$482,000
$300 Million Term Loan	LIBOR + 100 bp	(2)	Interest only	January 31, 2024	300,000	—
$150 Million Term Loan	LIBOR + 110 bp	(3)	Interest only	July 29, 2022	150,000	150,000
Less: Deferred financing costs related to term loans					(2,084)	(2,692)
Total indebtedness					$781,916	$629,308
(1)As of December 31, 2019, borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base-rate borrowings, or at LIBOR, as defined in the credit agreement, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR-based borrowings, based on Columbia Property Trust's applicable credit rating.
(2)Columbia Property Trust is party to an interest rate swap agreement with a notional amount of $300.0 million, which effectively fixes its interest rate on the $300 Million Term Loan, as further described below, at 2.55% and terminates on August 13, 2024. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in the fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.
(3)Columbia Property Trust is party to an interest rate swap agreement with a notional amount of $150.0 million, which effectively fixes its interest rate on the $150 Million Term Loan, as further described below, at 3.07% and terminates on July 29, 2022. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.
Term Loan and Line of Credit Amendment and Restatement
On December 7, 2018, Columbia Property Trust amended and restated its $500.0 million revolving credit facility and $300.0 million unsecured term loan (together, the "Credit Agreement"). The Credit Agreement provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a 12-month, delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan"). The $300 Million Term Loan was fully drawn during 2019.
At Columbia Property Trust's option, borrowings under the Credit Agreement bear interest at either (i) the alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.45% for the Revolving Credit Facility and 0.00% to 0.65% for the $300 Million Term Loan, or (ii) the LIBOR rate, as defined in the credit agreement, plus an applicable margin based on five stated pricing levels ranging from 0.775% to 1.45% for the Revolving Credit Facility and 0.85% to 1.65% for the $300 Million Term Loan, in each case based on Columbia Property Trust's credit rating. As described above, the interest rate on the $300 Million Term Loan has been effectively fixed at 2.55% with an interest rate swap agreement.
Debt Covenants
As of December 31, 2019, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants as defined in the Debt Facilities:
•limit the ratio of secured debt to total asset value to 40% or less;
•require the fixed charge coverage ratio to be at least 1.50:1.00;
•limit the ratio of debt to total asset value to 60% or less, or 65% or less following a material transaction;
•require the unencumbered interest coverage ratio to be at least 1.75:1.00; and
•limit the unencumbered leverage ratio to 60% or less, or 65% or less following a material transaction.
As of December 31, 2019, Columbia Property Trust was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit and notes payable as of December 31, 2019 and 2018, was approximately $784.1 million and $632.1 million, respectively. The related carrying value of the line of credit and notes payable as of December 31, 2019 and 2018, was $784.0 million and $632.0 million, respectively. Columbia Property Trust estimated the fair value of its Revolving Credit Facility and term loans by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
As of December 31, 2019 and 2018, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable was approximately 2.63% and 3.26%, respectively. Columbia Property Trust made interest payments of approximately $17.9 million, $22.1 million, and $21.5 million during 2019, 2018, and 2017, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects owned directly and through joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During 2019, 2018, and 2017, Columbia Property Trust capitalized interest of $5.1 million, $4.0 million, and $0.3 million, respectively. For 2019, the weighted average interest rate on Columbia Property Trust's outstanding borrowings was 3.55%.
Debt Repayments and Extinguishment
There were no debt repayments in 2019. During 2018 Columbia Property Trust made the following debt repayments:
•On December 7, 2018, concurrent with closing on the Credit Agreement, Columbia Property Trust repaid the $300.0 million remaining balance on the $300 Million Term Loan, which, as described above, includes a delayed-draw feature, allowing up to 12 months to fully draw the term loan.
•On October 10, 2018, Columbia Property Trust repaid the $20.7 million outstanding balance on the One Glenlake mortgage note two months prior to its original maturity date.
•On April 13, 2018, Columbia Property Trust transferred 263 Shuman Boulevard to the lender in extinguishment of the $49.0 million loan principal, accrued interest expense, and accrued property operating expenses, which resulted in a gain on extinguishment of debt of $24.0 million in the second quarter of 2018.
•On February 2, 2018, Columbia Property Trust repaid $120.0 million of the outstanding balance on a $300.0 million bridge loan, using a portion of the proceeds from the sale of an interest in the San Francisco Joint Ventures, as described in Note 3, Real Estate Transactions. On May 30, 2018, Columbia Property Trust repaid the remaining $180.0 million outstanding balance on the bridge loan, using a portion of the proceeds from the sale of 222 East 41st Street, as described in Note 3, Real Estate Transactions. As a result, Columbia Property Trust has recognized a loss on extinguishment of debt of $0.3 million related to unamortized deferred financing costs.

The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit and notes payable as of December 31, 2019 (in thousands):

2020	$—
2021	—
2022	150,000
2023	334,000
2024	300,000
Thereafter	—
Total	$784,000

6. Bonds Payable
Columbia OP has two series of bonds outstanding as of December 31, 2019 and 2018: $350 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds are guaranteed by Columbia Property Trust and require semi-annual interest payments. Upon issuance, a portion of the 2026 Bonds Payable was used to redeem $250.0 million of bonds payable, due in April 2018. During the years ended December 31, 2019 and 2018, Columbia Property Trust made interest payments of $27.3 million on its bonds payable. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025.
The 2026 Bonds Payable and the 2025 Bonds Payable contain certain restrictive covenants. These covenants, as defined, pursuant to an indenture:
•limit the ratio of debt to total assets to 60%;
•limit Columbia Property Trust's ability to incur debt if the consolidated income available for debt service to annual debt service charge for four previous consecutive fiscal quarters is less than 1.50:1.00 on a pro forma basis;
•limit Columbia Property Trust's ability to incur liens if, on an aggregate basis for Columbia Property Trust, the secured debt amount would exceed 40% of the value of the total assets; and
•require that the ratio of unencumbered asset value, as defined, to total unsecured debt be at least 150% at all times.
As of December 31, 2019, Columbia Property Trust was in compliance with the restrictive financial covenants on its 2026 Bonds Payable and 2025 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2026 Bonds Payable as of December 31, 2019 and 2018, was approximately $734.4 million and $685.0 million, respectively. The related carrying value of the bonds payable, net of discounts, as of December 31, 2019 and 2018, was $698.9 million and $698.7 million, respectively. Columbia Property Trust estimated the fair value of the bonds payable based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.  Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As of December 31, 2019, Columbia Property Trust had the following material tenant obligations which have arisen in the normal course of business: $17.5 million related to the WeWork lease at 149 Madison and $17.9 million related to the Pershing lease at 95 Columbus. Such amounts are payable as incurred, and therefore no accrual is booked as of December 31, 2019. Additionally, in January 2020, Columbia Property Trust preleased space to be added to 80 M Street in a vertical expansion project. Columbia is required to fund approximately $70.0 million related to construction and tenant improvement allowances for the new space.
Commitments Under Unconsolidated Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of December 31, 2019, Columbia Property Trust holds seven properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of December 31, 2019.
Columbia Property Trust guarantees a portion of the debt held by the 799 Broadway Joint Venture. As of December 31, 2019, the 799 Broadway Joint Venture has $113.2 million in outstanding borrowings on the Construction Loan, as further described in Note 4, Unconsolidated Joint Ventures. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of December 31, 2019, the remaining equity contribution requirement is $31.9 million, of which $15.8 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of December 31, 2018, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
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

8. Stockholders' Equity and Partner's Capital
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized the repurchase of up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). Under the 2019 Stock Repurchase Program, Columbia Property Trust acquired 1.6 million shares at an average price of $20.72 per share, for aggregate purchases of $33.5 million during 2019. As of December 31, 2019, $166.5 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
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
Columbia Property Trust's LTI Plan includes both time-based awards and performance-based awards for all participants. Time-based awards vest ratably on each anniversary of the grant date over the next four years. Performance-based restricted stock units (the "Performance-Based RSUs") will vest 75% at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. For 2019, 2018, and 2017 time-based awards, Columbia Property Trust issued 176,122, 128,486, and 139,825 shares of common stock to employees, respectively; and for 2019, 2018, and 2017 performance-based awards Columbia Property Trust granted 256,384, 176,702, and 193,219 restricted stock units, respectively. In addition, in 2017, as a result of transitioning from a one- to three-year performance period, Columbia Property Trust granted 45,076 and 92,585 one-time transitional Performance-Based RSUs, which vested at the conclusion of the one-year and two-year performance periods, respectively. Upon reaching a predefined performance threshold, the payout of the Performance-Based RSUs will range from 50% to 150% of the Performance-Based RSUs granted, depending on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. All awards are expensed over the vesting period based on their estimated fair values. The fair value of time-based awards is estimated using the closing stock price on the grant date, and fair values of performance-based awards are estimated using a Monte Carlo valuation.
The 2020 LTI Plan awards are consistent with the LTI Plan awards granted in the three prior years. On January 1, 2020, Columbia Property Trust granted 165,233 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years. On January 1, 2020, Columbia Property Trust also granted 246,387 Performance-Based RSUs, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. Consistent with the prior-year awards, the payout of the 2020 Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index.

Below is a summary of the employee awards issued under the LTI Plan for 2019, 2018, and 2017:

	Restricted Shares			RSUs
	Shares (in thousands)		Estimated Fair Value(1)	Units (in thousands)		Estimated Fair Value(2)
Unvested as of January 1, 2017	256		$22.62	—		$—
Granted	333		$21.59	331		$18.78
Vested	(193)		$22.42	—		$—
Forfeited	(7)		$21.81	(2)		$19.01
Unvested as of December 31, 2017	389		$21.85	329		$—
Granted	139		$22.97	206		$20.55
Vested	(153)		$22.13	(70)		$19.47
Forfeited	—		$—	(11)		$18.60
Unvested as of December 31, 2018	375		$22.15	454		$19.37
Granted	176		$19.36	257		$17.66
Vested	(165)		$21.99	(121)		$19.08
Forfeited	(12)		$20.66	(6)		$18.67
Unvested as of December 31, 2019	374	(3)	$20.96	584	(3)	$18.86
(1)Reflects the weighted-average grant-date fair value using the market closing price on the date of the grant.
(2)Reflects the weighted-average grant-date fair value using a Monte Carlo valuation.
(3)As of December 31, 2019, Columbia Property Trust expects approximately 360,000 of the 374,000 unvested restricted shares to ultimately vest and approximately 562,000 of the 584,000 unvested RSUs to ultimately vest, assuming a forfeiture rate of 4%, which was determined based on peer company data, adjusted for the specifics of the LTI Plan.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants vest immediately. Beginning in May 2017, these grants are made annually for the following year and vest immediately. Prior to this time, the independent directors' equity retainers were paid quarterly. During 2019, 2018, and 2017, Columbia Property Trust granted the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value(1)
2019 Director Grants:
May 14, 2019	28,000	$22.13
2018 Director Grants:
May 14, 2018	31,743	$22.20
2017 Director Grants:
January 3, 2017	8,279	$21.58
May 2, 2017	33,581	$22.57
November 27, 2017(2)	1,596	$23.07
(1)Columbia Property Trust determined the grant-date fair value using the market closing price on the date of the grant.
(2)In November 2017, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2019	2018	2017
Amortization of unvested LTI Plan awards	$3,282	$3,800	$4,098
Future employee awards(1)	2,720	2,461	2,509
Issuance of shares to independent directors	620	705	973
Total stock-based compensation expense	$6,622	$6,966	$7,580
(1)Reflects amortization of LTI Plan awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. There were $9.5 million and $8.6 million of unrecognized compensation costs related to unvested awards under the LTI Plan as of December 31, 2019 and December 31, 2018, respectively. This amount will be amortized over the respective vesting period, ranging from one year to four years at the time of grant.
Independent Director Stock Option Plan
Columbia Property Trust previously maintained an independent director stock option plan that provided for grants of stock to be made to independent directors of Columbia Property Trust (the "Director Plan"). A total of 25,000 shares were authorized and reserved for issuance under the Director Plan, which was suspended in April of 2008. Under the Director Plan, options were granted upon appointment to the board and on each annual meeting date. As of January 1, 2017, Columbia Property Trust had 1,375 options outstanding under this plan, all of which expired in 2017. There are no remaining options outstanding under the Director Plan.
Columbia OP Partner's Capital
Columbia Property Trust is the general partner and was the sole owner of Columbia OP for all periods presented.

9.  Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for Columbia Property Trust, Inc. for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Years Ended December 31,
	2019	2018	2017
Investment in real estate funded with other assets	$—	$617	$311
Deposits applied to sales of real estate	$—	$—	$10,000
Other assets assumed upon acquisition	$6	$259	$1,014
Other liabilities assumed upon acquisition	$137	$664	$268
Real estate assets transferred to unconsolidated joint venture	$—	$—	$558,122
Other assets transferred to unconsolidated joint venture	$—	$—	$43,700
Other liabilities transferred to unconsolidated joint venture	$—	$—	$21,347
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$—	$49,000	$—
Settlement of capital lease obligation with related development authority bonds	$—	$120,000	$—
Amortization of net discounts on debt	$180	$180	$180
Accrued investments in unconsolidated joint ventures	$198	$386	$—
Accrued capital expenditures and deferred lease costs	$12,944	$15,145	$25,069
Operating lease liability recorded at adoption of ASC 842	$34,791	$—	$—
Accrued dividends payable	$24,209	$23,340	$23,961
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and 2014-09	$—	$358,098	$—
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$(3,445)	$1,441	$1,786
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$6,622	$6,966	$7,580

During 2019, 2018, and 2017, Columbia OP recorded non-cash contributions (distributions) from (to) Columbia Property Trust of $(7.0) million, $165.9 million, and $(65.2) million, respectively, to settle due from (to) affiliate account balances.

10. Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee with respect to ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. Operating lease assets represent Columbia Property Trust's right to use the underlying asset over the lease term, and operating lease liabilities represent Columbia Property Trust's obligation to make lease payments over the lease term. Operating lease liabilities are measured as the present value of lease payments over the lease term. As most of Columbia Property Trust's leases do not provide an implicit rate, Columbia Property Trust uses its incremental borrowing rate, based on information available at commencement, to calculate the present value of lease payments. Lease term extensions are included in the operating lease liability when it is reasonably certain that they will be exercised. Any variable payments for non-lease services provided under leases are expensed as incurred. Operating lease assets are measured based on the corresponding operating lease liability amount, reduced for lease incentives. At adoption of ASC 842, straight-line rent payable (receivable) balances and intangible lease asset (liability) balances were reclassified to the corresponding right of use assets. Operating lease expense is recognized on a straight-line basis over the lease term, and is recorded as property operating costs for ground leases and as general and administrative – corporate for all other operating leases. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases.
As of December 31, 2019, Columbia Property Trust has one ground lease with a remaining lease term of 58.0 years, inclusive of renewal options, which is included in operating lease assets of $29.5 million. Payments for all future periods under this ground lease have already been made. Thus, as of December 31, 2019, operating lease liabilities of $2.2 million include only the present value of future payments due under an office lease, which has a remaining lease term of 3.0 years.
As of December 31, 2019, the future minimum lease payments to be made by Columbia Property Trust under its operating lease are as follows (in thousands):

2020	$728
2021	760
2022	793
2023	67
2024	—
Thereafter	—
Total lease payments	2,348
Less: interest expense	(162)
Present value of lease liabilities	$2,186
Weighted-average remaining lease term (years)	3.1 years
Weighted-average discount rate	4.5%

Columbia Property Trust's operating leases had the following impacts on the consolidated balance sheet as of December 31, 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Assets:
Total operating lease assets	$27,843	$1,627	$29,470
Liabilities:
Total operating lease liabilities	$—	$2,186	$2,186

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of operations for 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Property operating costs	$2,165	$—	$2,165
General and administrative – corporate	—	580	580
Total operating lease expenses	$2,165	$580	$2,745

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of cash flows for the 2019 (in thousands):

	Ground Leases	Office Lease	Total Operating Leases
Cash paid for operating lease liabilities included in cash flows from operations	$(1,329)	$(697)	$(2,026)

Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Some of Columbia Property Trust's leases contain extension and/or termination options; however, the exercise of these extensions or terminations is at the discretion of the tenant and subject to negotiations. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. If at any point during the term of a lease, it is determined that the collectability of a tenant receivable is not probable, such receivable is written off against lease revenues. Contracts are evaluated at commencement to determine if the contract contains a lease, as defined by ASC 842, and the appropriate classification for such leases. In making this determination, Columbia Property Trust evaluates, among other things, whether the customer has the right to control the use of the identified asset. As of December 31, 2019, the weighted-average remaining term for such leases is approximately 7.4 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease termination fees; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Lease termination fees are recognized on a straight-line basis from the point at which Columbia Property Trust receives notification of termination until the date the tenant loses the right to lease the space and Columbia Property Trust has satisfied all obligations under the lease or termination agreement. During 2019, 2018, and 2017, Columbia Property Trust earned lease termination fees of $0.4 million, $2.2 million, and $0.4 million, respectively. Fixed and variable payments for 2019 are as follows (in thousands):

Fixed payments	$250,077
Variable payments	26,072
Total lease revenues	$276,149

As of December 31, 2019, the future minimum fixed lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (thousands):

2020	$223,249
2021	224,999
2022	216,210
2023	205,955
2024	197,846
Thereafter	1,028,119
Total	$2,096,378

11. Non-Lease Revenues
Columbia Property Trust applies Accounting Standard Codification 606, Revenues from Contracts with Customers ("ASC 606"), to its non-lease revenue streams outlined below. ASC 606 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. See Note 10, Leases, for information about revenues earned under leases.
Asset and Property Management Fee Income
Under asset and property management agreements in place with certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned through its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures. During 2019, 2018, and 2017, Columbia Property Trust earned revenues of $7.5 million, $7.4 million, and $3.8 million, respectively, under these agreements. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore such fees are recognized ratably over the service period, usually a period of three months. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were not recognized until billable to the applicable joint venture, typically upon commencement of the lease. Upon implementing ASC 606, effective January 1, 2018, Columbia Property Trust accelerated the recognition of lease override fees related to a lease that had been executed but not yet commenced, by recording $0.3 million of lease override fees receivable as prepaid expenses and other assets and a cumulative-effect adjustment to increase equity by the same amount. During 2019 and 2018, Columbia Property Trust earned leasing override fees of $0.1 million and $0.2 million, respectively, which are included in asset and property management fee income on the accompanying consolidated statements of operations. During 2017, Columbia Property Trust did not earn any leasing override fees.
Salary and Other Reimbursement Revenue
Under the property management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust receives reimbursements for salaries and property operating costs for ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Such revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. During 2019, 2018, and 2017, Columbia Property Trust earned salary and other reimbursement revenue of $4.5 million, $4.4 million, and $2.3 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.

Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are included in other property income on the accompanying consolidated statements of income. Such services are ongoing and routine, and are provided on a recurring basis. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. During 2019, 2018, and 2017, Columbia Property Trust earned miscellaneous revenue of $0.3 million, $0.7 million, and $0.6 million, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.

12. Income Taxes
Columbia Property Trust's income tax basis net income during 2019, 2018, and 2017 (in thousands) follows:

	2019	2018	2017
GAAP basis financial statement net income attributable to common stockholders	$9,197	$9,491	$176,041
Increase (Decrease) in Net Income Resulting From:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	41,648	43,753	33,918
Rental income accrued for financial reporting purposes in excess of (less than) amounts for income tax purposes	(10,373)	7,145	(38,426)
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(5,107)	(5,990)	(6,091)
Interest expense for financial reporting purposes in excess of amounts for income tax purposes	5,852	—	—
Bad debt expense for financial reporting purposes less than (in excess of) amounts for income tax purposes	1	4	(31)
Income from unconsolidated joint ventures for financial reporting purposes in excess of amount for income tax purposes	15,224	16,654	13,902
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(57,284)	79,376	(126,770)
Other expenses or revenues for financial reporting purposes in excess (less than) of amounts for income tax purposes	37,912	(32,342)	11,331
Income tax basis net income, prior to dividends-paid deduction	$37,070	$118,091	$63,874

As of December 31, 2019, the tax basis carrying value of Columbia Property Trust's total assets was approximately $4.4 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2019	2018	2017
Ordinary income	53.1%	100.0%	58.5%
Capital gains	—%	—%	—%
Return of capital	46.9%	—%	41.5%
Total	100.0%	100.0%	100.0%

As of December 31, 2019, returns for the calendar years 2015 through 2019 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as Columbia Property Trust made distributions in excess of taxable income for the periods presented. Columbia Property Trust is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2019, 2018, and 2017, are as follows:

	Years Ended December 31,
	2019	2018	2017
Federal income tax	$14	$63	$188
State income tax	6	(26)	38
Total income tax	$20	$37	$226

As of December 31, 2019 and 2018, Columbia Property Trust had deferred tax assets of $0.2 million, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

13. Earnings Per Share

The basic and diluted earnings-per-share computations and net income have been reduced for the dividends paid on unvested shares related to the LTI Plan grants, as described in Note 8, Stockholders' Equity and Partner's Capital. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2019	2018	2017
Net income attributable to common stockholders	$9,197	$9,491	$176,041
Distributions paid on unvested shares	(310)	(296)	(337)
Net income attributable to common stockholders used to calculate basic and diluted earnings per share	$8,887	$9,195	$175,704

The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2019	2018	2017
Weighted-average common shares – basic	116,261	117,888	120,795
Plus Incremental Weighted-Average Shares from Time-Vested Conversions Less Assumed Share Repurchases:
Previously granted LTI Plan awards, unvested	114	104	116
Future LTI Plan awards	83	319	248
Weighted-average common shares – diluted	116,458	118,311	121,159

14. Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per-share data):

	2019
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$75,433	$72,730		$71,949		$68,725
Net income (loss) attributable to common stockholders	$3,513	$47,747	(1)	$(20,286)	(2)	$(21,777)	(3)
Net income (loss) attributable to common stockholders per share – basic(4)	$0.03	$0.41		$(0.17)		$(0.19)
Net income (loss) attributable to common stockholders per share – diluted(4)	$0.03	$0.41		$(0.17)		$(0.19)
Dividends declared per share	$0.20	$0.20		$0.20		$0.21

	2018
	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Revenues	$73,710	$75,370		$73,340	$75,523
Net income (loss) attributable to common stockholders	$1,498	$(3,439)	(5)	$6,429	$5,003
Net income (loss) attributable to common stockholders – basic(4)	$0.01	$(0.03)		$0.05	$0.04
Net income (loss) attributable to common stockholders – diluted(4)	$0.01	$(0.03)		$0.05	$0.04
Dividends declared per share	$0.20	$0.20		$0.20	$0.20
(1)Net income attributable to common stockholders for the second quarter of 2019 includes a gain on sale of real estate assets of $41.9 million, as described in Note 3, Real Estate Transactions.
(2)Net loss attributable to common stockholders for the third quarter of 2019 includes an impairment loss on real estate of $23.4 million related to sales of real estate assets, as described in Note 3, Real Estate Transactions.
(3)Net loss attributable to common stockholders for the third quarter of 2019 includes an impairment loss on real estate of $20.6 million related to sales of real estate assets, as described in Note 2, Summary of Significant Accounting Policies.
(4)Quarterly net income (loss) per share – basic and diluted is calculated based on quarterly basic and diluted weighted-average shares outstanding, respectively.
(5)Net loss attributable to common stockholders for the second quarter of 2018 includes an impairment loss on real estate of $30.8 million related to sales of real estate assets, as described in Note 3, Real Estate Transactions, and a gain on extinguishment of debt of $24.0 million, related to the settlement of a mortgage note, as described in Note 5, Line of Credit and Notes Payable.

15.  Segment Information
Columbia Property Trust establishes operating segments at the property level, and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of December 31, 2019, Columbia Property Trust had the following reportable segments: New York, San Francisco, Washington, D.C., Boston, Los Angeles, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. Upon selling its remaining properties in Atlanta, Columbia Property Trust has combined Atlanta and the all other office markets reportable segment for all periods presented. During the periods presented, there have been no material intersegment transactions.
Net operating income ("NOI") is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include lease revenues, hotel income, and other property income; and operating expenses include property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
Asset information and capital expenditures by segment are not reported because Columbia Property Trust does not use these measures to assess performance. Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.
The following table presents property operating revenues by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
New York(1)	$157,244	$158,077	$123,280
San Francisco(2)	114,295	105,947	105,550
Washington, D.C.(3)	58,200	57,274	36,934
Boston	14,285	13,441	11,559
Los Angeles	7,754	7,783	7,462
All other office markets	41,321	57,395	59,263
Total office segments	393,099	399,917	344,048
Hotel	—	—	1,328
Corporate	3,137	3,165	579
Total	$396,236	$403,082	$345,955
(1)Includes operating revenues for 101 Franklin Street from December 2, 2019 through December 31, 2019; and for one unconsolidated property, 114 Fifth Avenue, based on Columbia Property Trust's ownership interest (49.5%) from July 6, 2017 (acquisition date) through December 31, 2019.
(2)Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests: 100.0% from January 1, 2017 through July 5, 2017; 77.5% from July 6, 2017 through January 31, 2018; and 55.0% from February 1, 2018 through December 31, 2019.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street from October 11, 2017 (acquisition date) through December 31, 2019.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Total revenues	$288,837	$297,943	$289,000
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	114,943	112,523	60,737
Less: asset and property management fee income(2)	(7,544)	(7,384)	(3,782)
Total property operating revenues	$396,236	$403,082	$345,955
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 11, Non-Lease Revenues, of the accompanying consolidated financial statements.
The following table presents net operating income by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
New York(1)	$93,112	$94,765	$73,893
San Francisco(2)	83,305	79,354	76,163
Washington, D.C.(3)	33,953	34,750	18,496
Boston	7,539	7,205	5,380
Los Angeles	4,601	4,590	4,529
All other office markets	35,428	51,638	52,153
Total office segments	257,938	272,302	230,614
Hotel	—	—	(913)
Corporate	(904)	(803)	(826)
Total	$257,034	$271,499	$228,875
(1)Includes NOI for the following unconsolidated properties based on Columbia Property Trust's ownership interest:
•114 Fifth Avenue: (49.5%) from July 6, 2017 (acquisition date) through December 31, 2019
•799 Broadway: (49.7%) from October 3, 2018 (acquisition date) through December 31, 2019
(2)Includes NOI for the following unconsolidated properties based on Columbia Property Trust's ownership interests:
•333 Market Street and University Circle: (100.0%) from January 1, 2017 through July 5, 2017
•333 Market Street and University Circle: (77.5%) from July 6, 2017 through January 31, 2018
•333 Market Street and University Circle: (55.0%) from February 1, 2018 through December, 2019
(3)Includes NOI for the following unconsolidated properties based on Columbia Property Trust's ownership interest:
•Market Square: (51.0%) for all periods presented
•1800 M Street: (55.0%) from October 11, 2017 (acquisition date) through December 31, 2019

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Net income attributable to common stockholders	$9,197	$9,491	$176,041
Depreciation	78,292	81,795	80,394
Amortization	27,908	32,554	32,403
Impairment loss on real estate assets	43,941	30,812	—
General and administrative – corporate	32,779	32,979	34,966
General and administrative – joint venture	3,567	3,108	1,454
Pre-acquisition costs	6,398	—	—
Net interest expense	42,997	56,477	58,187
Interest income from development authority bonds	—	(6,871)	(7,200)
(Gain) loss on extinguishment of debt	—	(23,340)	325
Income tax expense	21	37	(213)
Asset and property management fee income	(7,544)	(7,384)	(3,782)
Adjustments included in loss from unconsolidated joint venture	61,634	62,603	31,818
Gain on sale of unconsolidated joint venture interest	—	(762)	—
Gains on sales of real estate assets	(42,030)	—	(175,518)
Adjustment attributable to noncontrolling interests	(126)	—	—
Net operating income	$257,034	$271,499	$228,875

16.  Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
On January 24, 2020, Columbia Property Trust acquired Normandy Real Estate Management, LLC, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C. for approximately $100.0 million, exclusive of transaction and closing costs (the "Normandy Acquisition"). The purchase price for the Normandy Acquisition is comprised of two components: an approximately $13.5 million cash payment, and the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units are convertible into common units of Columbia OP, which are convertible into shares of Columbia Property Trust's common stock, subject to certain terms and conditions. After giving effect to the Preferred OP Units issued in the Normandy Acquisition, Columbia Property Trust owns approximately 97.2% of the limited partnership interests in Columbia OP.

Columbia Property Trust also notes the following other subsequent events:
•On February 7, 2020, the board of directors declared dividends for the first quarter of 2020 of $0.21 per share, payable on March 17, 2020, to stockholders of record on March 2, 2020.
•On January 24, 2020, in connection with the Normandy Acquisition, Columbia Property Trust issued 128,399 of time-based award shares of Columbia Property Trust stock and 104,968 of performance-based award restricted stock units to Normandy employees that became employees of Columbia Property Trust.
•On January 16, 2020, Columbia Property Trust closed on the sale of Cranberry Woods Drive for $180.0 million and anticipates recognizing a gain on sale of real estate assets in the first quarter of 2020.
•On January 7, 2020, Columbia Property Trust paid an aggregate amount of $24.2 million in dividends for the fourth quarter of 2019 to stockholders of record on December 16, 2019.

Columbia Property Trust, Inc. Columbia Property Trust Operating Partnership, L.P. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2019 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2019			Accumulated Depreciation and Amortization	Date of Construc- tion		Life on Which Depreciation and Amortization is Computed(b)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(a)			Date Acquired
80 M Street(c)	Washington, D.C.	100%	None		$26,248	$76,269	$102,517	$6,732	$26,806	$82,443	$109,249	$29,214	2001	6/29/2004	0 to 40 years
95 Columbus	Jersey City, NJ	100%	None		29,061	141,544	170,605	13,137	29,712	154,030	183,742	72,086	1989	10/31/2006	0 to 40 years
Pasadena Corporate Park	Pasadena, CA	100%	None		53,099	59,630	112,729	(20,992)	41,604	50,133	91,737	22,463	1965/2000/ 2002/2003	7/11/2007	0 to 40 years
Cranberry Woods Drive(c)	Cranberry Township, PA	100%	None		15,512	173,062	188,574	15,187	15,512	188,249	203,761	58,079	2009/2010	6/1/2010	0 to 40 years
221 Main Street	San Francisco, CA	100%	None		60,509	174,629	235,138	19,871	60,509	194,500	255,009	41,491	1974	4/22/2014	0 to 40 years
650 California Street	San Francisco, CA	100%	None		75,384	240,441	315,825	27,757	75,384	268,198	343,582	49,732	1964	9/9/2014	0 to 40 years
315 Park Avenue South	New York, NY	100%	None		119,633	249,510	369,143	35,718	119,633	285,228	404,861	38,039	1910	1/7/2015	0 to 40 years
116 Huntington Avenue	Boston, MA	100%	None	(d)	—	116,290	116,290	26,670	—	142,960	142,960	25,824	1991	1/8/2015	0 to 40 years
229 West 43rd Street	New York, NY	100%	None		207,233	292,991	500,224	2,226	207,233	295,217	502,450	47,597	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
249 West 17th Street	New York, NY	100%	None		113,149	221,517	334,666	4,354	113,149	225,871	339,020	18,867	1902/1909	10/11/2017	0 to 40 years
218 West 18th Street	New York, NY	100%	None		43,836	139,077	182,913	5,716	43,836	144,793	188,629	14,868	1912	10/11/2017	0 to 40 years
149 Madison Avenue(e)	New York, NY	100%	None		59,112	28,989	88,101	22,408	59,112	51,397	110,509	—	(e)	11/28/2017	0 to 40 years
101 Franklin Street(e)	New York, NY	92.5%	None		57,145	149,500	206,645	2,373	57,145	151,873	209,018	—	(e)	12/2/2019	0 to 40 years
201 California Street	San Francisco, CA	100%	None		77,833	170,754	248,587	3,334	77,833	174,088	251,921	719	1948	12/9/2019	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS(f)					$937,754	$2,234,203	$3,171,957	$164,491	$927,468	$2,408,980	$3,336,448	$418,979
UNCONSOLIDATED REAL ESTATE ASSETS (presented at 100% of the Joint Venture's Basis)(g):
Market Square	Washington, D.C.	51.0%	$325,000		$152,629	$450,757	$603,386	$(15,552)	$152,629	$435,205	$587,834	$59,629	1990	10/28/2015	0 to 40 years
University Circle	East Palo Alto, CA	55.0%	None		27,493	278,288	305,781	(96,941)	27,756	181,084	208,840	13,591	2001/2002/ 2003	7/6/2017	0 to 40 years
333 Market Street	San Francisco, CA	55.0%	None		114,483	292,840	407,323	(41,230)	114,483	251,610	366,093	20,680	1979	7/6/2017	0 to 40 years
114 Fifth Avenue	New York, NY	49.5%	None	(h)	—	383,694	383,694	2,301	—	385,995	385,995	52,714	1910	7/6/2017	0 to 40 years
1800 M Street	Washington, D.C.	55.0%	None		125,735	272,353	398,088	35,285	125,735	307,638	433,373	32,459	1975	10/11/2017	0 to 40 years
799 Broadway(e)	New York, NY	49.7%	$113,200		145,991	4,865	150,856	47,001	145,991	51,866	197,857	—	(e)	10/3/2018	0 to 40 years
TOTAL UNCONSOLIDATED REAL ESTATE ASSETS					$566,331	$1,682,797	$2,249,128	$(69,136)	$566,594	$1,613,398	$2,179,992	$179,073

(a)The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $3.475 billion.
(b)Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term, lease intangibles are amortized over the respective lease term, building improvements are depreciated over 5-25 years, and buildings are depreciated over 40 years.
(c)80 M Street and Cranberry Woods Drive are owned directly by Columbia Property Trust, Inc.; therefore, they are not consolidated into Columbia OP.
(d)116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.
(e)101 Franklin Street, 149 Madison, and 799 Broadway are under development.
(f)Consolidated real estate assets excludes $3.2 million of corporate assets.
(g)The aggregate cost of 100% of the land and buildings and improvements, net of debt, held by unconsolidated joint ventures for federal income tax purposes is approximately $1.834 billion.
(h)Property is owned subject to a long-term ground lease.
S-1

Columbia Property Trust, Inc.
Columbia Property Trust Operating Partnership, L.P.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Real Estate:
Balance at beginning of year	$3,345,301	$3,612,294	$4,243,531
Additions to/improvements of real estate	531,336	87,398	698,567
Sale/transfer of real estate	(456,331)	(313,683)	(1,285,915)	(1)
Impairment of real estate	(43,941)	(30,812)	—
Write-offs of building and tenant improvements	(270)	(1,464)	(3,087)
Write-offs of intangible assets(2)	(34,039)	(6,131)	(14,432)
Write-offs of fully depreciated assets	(5,608)	(2,301)	(26,370)
Balance at end of year	$3,336,448	$3,345,301	$3,612,294
Accumulated Depreciation and Amortization:
Balance at beginning of year	$487,485	$482,627	$729,025
Depreciation and amortization expense	90,926	98,858	97,732
Sale/transfer of real estate	(149,708)	(84,965)	(302,157)	(1)
Write-offs of tenant improvements	(228)	(603)	(1,406)
Write-offs of intangible assets(2)	(3,888)	(6,131)	(14,197)
Write-offs of fully depreciated assets	(5,608)	(2,301)	(26,370)
Balance at end of year	$418,979	$487,485	$482,627
(1)Includes the transfer of 100% of both University Circle and 333 Market Street to unconsolidated joint ventures, in which Columbia Property Trust currently owned a 55.0% interest as of December 31, 2019.
(2)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2