Form 10-Q
period 2020-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2020-04-30
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2020
or
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

Number of shares outstanding of the registrant's
only class of common stock, as of April 24, 2020: 114,413,205 shares

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
•the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third-party response to, the recent COVID-19 outbreak;
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements and similar governmental and private measures taken to combat the spread of COVID-19;
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
•ability to successfully integrate our operations and employees in connection with the acquisition of Normandy Real Estate Management, LLC ("Normandy");
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
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, on our Form 10-K for the year ended December 31, 2019 and Part II, Item 1A – Risk Factors, in this Quarterly Report. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2019. Columbia Property Trust's results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$870,352	$870,352
Buildings and improvements, less accumulated depreciation of $298,089 and $281,248, as of March 31, 2020 and December 31, 2019, respectively	1,709,699	1,719,207
Intangible lease assets, less accumulated amortization of $60,794 and $58,659, as of March 31, 2020 and December 31, 2019, respectively	57,282	61,025
Construction in progress	65,592	53,621
Real estate assets held for sale, less accumulated depreciation and amortization of $80,543 as of December 31, 2019	—	214,956
Total real estate assets	2,702,925	2,919,161
Operating lease assets	30,090	29,470
Investments in unconsolidated joint ventures	1,087,694	1,054,460
Cash and cash equivalents	292,814	12,303
Tenant receivables	4,322	2,464
Straight-line rent receivable	80,935	77,330
Prepaid expenses and other assets	29,133	21,484
Intangible lease origination costs, less accumulated amortization of $33,952 and $33,731, as of March 31, 2020 and December 31, 2019, respectively	26,386	27,971
Deferred lease costs, less accumulated amortization of $17,962 and $16,732, as of March 31, 2020 and December 31, 2019, respectively	82,886	76,385
Other assets held for sale, less accumulated amortization of $10,222 as of December 31, 2019	—	23,917
Goodwill (Note 3)	63,806	—
Total assets	$4,400,991	$4,244,945
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,930 and $2,084, as of March 31, 2020 and December 31, 2019, respectively	$949,070	$781,916
Bonds payable, net of discounts of $1,078 and $1,124 and unamortized deferred financing costs of $3,403 and $3,552, as of March 31, 2020 and December 31, 2019, respectively	695,519	695,324
Operating lease liabilities	2,887	2,186
Accounts payable, accrued expenses, and accrued capital expenditures	90,291	70,845
Dividends payable	—	24,209
Deferred income	18,593	16,955
Intangible lease liabilities, less accumulated amortization of $16,043 and $15,127, as of March 31, 2020 and December 31, 2019, respectively	20,244	21,839
Liabilities held for sale, less accumulated amortization of $— as of December 31, 2019	—	3,054
Total liabilities	1,776,604	1,616,328
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,413,205 and 115,280,597 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	1,144	1,153
Additional paid-in capital	4,369,155	4,392,322
Cumulative distributions in excess of earnings	(1,787,119)	(1,769,234)
Cumulative other comprehensive loss	(20,509)	(1,101)
Total stockholders' equity attributable to Columbia Property Trust	2,562,671	2,623,140
Noncontrolling interest in Columbia Operating Partnership	56,465	—
Noncontrolling interest in consolidated joint venture	5,251	5,477
Total equity	2,624,387	2,628,617
Total liabilities and equity	$4,400,991	$4,244,945
See accompanying notes

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues:
Lease revenues	$68,007	$71,862
Management fee revenues	8,240	1,869
Other property income	7	1,702
	76,254	75,433
Expenses:
Property operating costs	22,697	24,492
Depreciation	18,330	20,404
Amortization	6,721	7,461
General and administrative – corporate	11,782	8,424
Management fee expense	6,945	—
General and administrative – joint venture	—	809
Acquisition costs (Note 3)	12,081	—
	78,556	61,590
Other Income (Expense):
Interest expense	(9,555)	(12,095)
Interest and other income (expense)	(158)	1
Income tax benefit (expense)	2,243	(7)
Income from unconsolidated joint ventures	2,656	1,771
Gain on sale of real estate assets	13,344	—
	8,530	(10,330)
Net income	6,228	3,513
Less: net (income) loss attributable to noncontrolling interest in Columbia Operating Partnership	(71)	—
Less: net (income) loss attributable to noncontrolling interest in consolidated joint venture	133	—
Net income attributable to common stockholders	$6,290	$3,513
Per-Share Information – Basic:
Net income	$0.05	$0.03
Weighted-average common shares outstanding – basic	114,471	116,462
Per-Share Information – Diluted:
Net income	$0.05	$0.03
Weighted-average common shares outstanding – diluted	114,486	116,880
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Net income	$6,228	$3,513
Market value adjustments to interest rate swaps	(19,993)	(1,431)
Comprehensive income (loss)	(13,765)	2,082
Less: market value adjustments to interest rate swaps	585	—
Less: net (income) loss attributable to noncontrolling interest in Columbia Operating Partnership	(71)	—
Less: net (income) loss attributable to noncontrolling interest in consolidated joint venture	133	—
Comprehensive income (loss) attributable to common stockholders	$(13,118)	$2,082
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	327	3	97	—	—	100	2,358	—	2,458
Distributions to common stockholders ($0.21 per share)	—	—	—	(24,175)	—	(24,175)	—	—	(24,175)
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	16	16
Distributions to consolidated joint venture partner and Operating Partnership Unit holders	—	—	—	—	—	—	(685)	(109)	(794)
Allocation of net income (loss)	—	—	—	6,290	—	6,290	71	(133)	6,228
Market value adjustment to interest rate swap	—	—	—	—	(19,408)	(19,408)	(585)	—	(19,993)
Balance, March 31, 2020	114,413	$1,144	$4,369,155	$(1,787,119)	$(20,509)	$2,562,671	$56,465	$5,251	$2,624,387

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity
	Shares	Amount
Balance, December 31, 2018	116,698	$1,167	$4,421,587	$(1,684,082)	$2,344	$2,741,016
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	182	2	(860)	—	—	(858)
Distributions to common stockholders ($0.20 per share)	—	—	—	(23,376)	—	(23,376)
Net income	—	—	—	3,513	—	3,513
Market value adjustment to interest rate swap	—	—	—	—	(1,431)	(1,431)
Balance, March 31, 2019	116,880	$1,169	$4,420,727	$(1,703,945)	$913	$2,718,864

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net income	$6,228	$3,513
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(3,394)	(4,631)
Noncash operating lease expense	82	212
Depreciation	18,330	20,404
Amortization	5,330	6,351
Noncash compensation expense	4,657	1,539
Noncash interest expense	642	640
Income from unconsolidated joint ventures	(2,656)	(1,771)
Distributions of earnings from unconsolidated joint ventures	6,996	6,161
Gain on sale of real estate assets	(13,344)	—
Market value adjustment to investment in Real Estate Funds	160	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in tenant receivables, net	(1,702)	(294)
Decrease (increase) in prepaid expenses and other assets	(235)	3,563
Decrease in accounts payable and accrued expenses	(4,605)	(2,701)
Increase (decrease) in deferred income	(342)	2,093
Net cash provided by operating activities	16,147	35,079
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	250,822	—
Normandy Acquisition (Note 3)	(13,971)	—
Prepaid transaction costs and earnest money	—	(13,701)
Capital improvement and development costs	(23,583)	(19,014)
Deferred lease costs paid	(3,965)	(1,937)
Investments in unconsolidated joint ventures	(43,641)	(6,528)
Investments in Real Estate Funds	(253)	—
Distributions from unconsolidated joint ventures	6,487	5,672
Net cash provided by (used in) investing activities	171,896	(35,508)
Cash Flows From Financing Activities:
Financing costs paid	(5)	(21)
Proceeds from lines of credit and notes payable	347,000	74,000
Repayments of lines of credit and notes payable	(180,000)	(23,000)
Contributions from noncontrolling interest in consolidated joint venture	16	—
Distributions paid to stockholders	(48,384)	(46,716)
Distributions paid to noncontrolling interest in Columbia Operating Partnership	(685)	—
Redemptions of common stock	(25,474)	(2,401)
Net cash provided by financing activities	92,468	1,862
Net increase in cash and cash equivalents	280,511	1,433
Cash and cash equivalents, beginning of period	12,303	17,118
Cash and cash equivalents, end of period	$292,814	$18,551
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020
(unaudited)

1.Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes, and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and majority owner (97.2%). Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. Unless otherwise noted herein, references to Columbia Property Trust, the "Company," "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
As of March 31, 2020, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 11 were wholly owned and eight were owned through joint ventures, located primarily in New York, San Francisco, Washington, D.C., and Boston. As of March 31, 2020, these operating properties contained 6.3 million rentable square feet and were approximately 97.6% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on Columbia Property Trust's unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia OP, and any variable-interest entity in which Columbia Property Trust or Columbia OP is deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K").
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
As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During the three months ended March 31, 2020 and 2019, $2.6 million and $0.9 million, respectively, of interest was capitalized to construction in progress; and during the three months ended March 31, 2020 and 2019, $0.4 million and $0.3 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures.
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
As of March 31, 2020, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheets. As of December 31, 2019, Cranberry Woods Drive and Pasadena Corporate Park met the aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheets. The sale of Cranberry Woods closed on January 16, 2020; and the sale of Pasadena Corporate Park closed on March 31, 2020.

The major classes of assets and liabilities classified as held for sale as of December 31, 2019, are provided below (in thousands):

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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of March 31, 2020.

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of March 31, 2020 and December 31, 2019, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2020	Gross	$2,480	$115,596	$60,338	$36,287
	Accumulated Amortization	(1,245)	(59,549)	(33,952)	(16,043)
	Net	$1,235	$56,047	$26,386	$20,244
December 31, 2019	Gross	$2,481	$117,203	$61,702	$36,966
	Accumulated Amortization	(1,202)	(57,457)	(33,731)	(15,127)
	Net	$1,279	$59,746	$27,971	$21,839

Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three months ended March 31, 2020 and 2019, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended March 31, 2020	$43	$3,700	$1,586	$1,596
For the Three Months Ended March 31, 2019	$82	$3,656	$2,100	$1,426

The net intangible assets and liabilities remaining as of March 31, 2020 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2020	$129	$9,219	$4,296	$3,888
For the years ending December 31:
2021	172	9,328	4,516	3,191
2022	172	7,959	3,429	2,910
2023	172	6,455	2,903	2,336
2024	172	5,594	2,586	1,990
2025	172	4,083	1,921	1,364
Thereafter	246	13,409	6,735	4,565
	$1,235	$56,047	$26,386	$20,244

Investments in Unconsolidated Joint Ventures
Columbia Property Trust uses the equity method to account for investments that are not wholly owned and: (i) are considered variable interest entities where the Company is not the primary beneficiary, or (ii) in which the Company, along with its co-owners, possesses substantive participation rights, including management selection and termination, and the approval of significant capital and operating decisions. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Investments in Real Estate Funds
In connection with the Normandy Acquisition described in Note 3, Transactions, Columbia Property Trust acquired general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners; and the general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see Fair Value Measurements section above). As of March 31, 2020, investments in the Real Estate Funds of approximately $3.8 million are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. From January 24, 2020 (date of acquisition) through March 31, 2020, Columbia Property Trust recognized an unrealized loss on its investments in Real Estate Funds of approximately $160,000, which is recorded as other income (loss) in the accompanying consolidated statements of operations.
Columbia Property Trust has entered into agreements to provide acquisition, disposition, investment management, property management, leasing, and other services to the properties in which the Real Estate Funds own interests. See Note 12, Non-Lease Revenues, for more details. From time to time, Columbia Property Trust may be required to make additional capital contributions to the Real Estate Funds. See Note 7, Commitments and Contingencies, for more details.
Goodwill
Goodwill represents purchase price not specifically assigned to assets acquired and liabilities assumed in a business combination. On January 24, 2020, Columbia Property Trust recorded goodwill of $63.8 million in connection with the Normandy Acquisition (see Note 3, Transactions for details). Columbia Property Trust assesses the recoverability of goodwill on an annual basis, and on an interim basis if an event occurs or circumstances change that would indicate that the carrying value of goodwill may be impaired. When indicators of potential impairment exist, Columbia evaluates whether the carrying value of the reporting unit to which the goodwill relates exceeds the reporting unit's estimated fair value. If the reporting unit's carrying value exceeds its estimated fair value, Columbia Property Trust would then perform the same assessment at the enterprise level. If the carrying value of Columbia Property Trust's equity exceeds the estimated fair value of the Company, then goodwill would be reduced, and an impairment loss would be recognized, for the amount of this excess (not to exceed total goodwill). Columbia Property Trust has determined that the carrying value of goodwill is recoverable as of March 31, 2020.

Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of March 31, 2020, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$551
Interest rate contracts	Accounts payable	$21,094	$1,652
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

	Three Months Ended March 31,
	2020	2019
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$(19,993)	$(1,431)
During the periods presented, no hedge ineffectiveness was required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Noncontrolling Interests
Noncontrolling interests represent the portion of equity in consolidated entities that is owned by third-parties. Noncontrolling interests are adjusted for cash contributions and distributions, and for earnings. Earnings are allocated between the Company and noncontrolling interests using the hypothetical liquidation at book value method pursuant to the terms of the respective ownership agreements, and are reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. To the extent that Columbia Property Trust satisfies the distribution requirement but distributes less than 100% of its REIT taxable income, the Company would be subject to federal and state corporate income tax on the undistributed income. Generally, the Company does not incur federal income taxes, other than as described in the following paragraph, because its stockholder distributions typically exceed its taxable income due to noncash expenses such as depreciation. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
Columbia Property Trust TRS, LLC; Columbia KCP TRS, LLC; Columbia Development TRS 13, LLC; and Columbia Development TRS 87, LLC (collectively, the "TRS Entities") are subsidiaries of the Company and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide services related to asset and property management, construction and development, and other tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. The Company has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for the Company to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, the Company records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Reclassification
Certain prior-period amounts on our consolidated statement of operations have been reclassified to conform with current-period's presentation: property operating costs includes amounts previously reported as asset and property management fees.
Recent Accounting Pronouncements
Accounting Standard Update 2020-04, Reference Rate Reform ("ASC 2020-04"), which was issued on and effective as of March 12, 2020, addresses the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of London Interbank Offering Rate ("LIBOR"). ASU 2020-04 provides optional guidance that may be elected over time, and includes practical expedients for activities that impact debt, leases, derivatives, and other contracts. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the ASU 2020-04's practical expedients related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of our interest rate swaps as cash flow hedges in the event that our debt and interest rate swaps are not amended concurrently to reflect a new reference rate. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASU 2020-04 did not have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.
Accounting Standard Update 2018-13, Fair Value Measurement: Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which became effective for Columbia Property Trust on January 1, 2020, is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 did not have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.
Recent Disclosure Pronouncement
The SEC's Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities (the "SEC Release No. 33-10762") was issued on March 2, 2020 and adopted by Columbia Property Trust in the first quarter of 2020. With respect to the disclosure requirements for subsidiary issuers and guarantors of registered debt securities, SEC Release No. 33-10762 amends SEC Rule 3-10 by, among other things:
•Simplifying the criteria that must be met for a parent registrant to qualify for an exemption allowing it to provide summarized financial information in lieu of standalone audited financial statements of the subsidiary issuer, including replacing the requirement that a subsidiary issuer be wholly owned by the parent guarantor with a requirement that the subsidiary issuer be consolidated in the parent guarantor’s financial statements.

•Upon qualifying for the exemption above, replacing the previous requirement to include condensed consolidating financial information in the registrant's (parent guarantor's) financial statements, with a requirement to include certain summarized financial information (Alternative Disclosures) in either the registrant's financial statement footnotes or in its Management’s Discussion and Analysis.
Our Bonds Payable (see Note 6., Bond Payable) were issued by Columbia OP, and are fully and unconditionally guaranteed by Columbia Property Trust and by no other party. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. Therefore, upon adopting SEC Release No. 33-10762 this quarter, we are providing Alternative Disclosures in the Management's Discussion and Analysis section of this Form 10-Q.

3.  Transactions
Normandy Acquisition
On January 24, 2020, Columbia Property Trust acquired Normandy Real Estate Management, LLC ("Normandy"), a developer, operator, and investment manager of office and mixed-use assets with a focus on assets in New York, Boston, and Washington, D.C. (the "Normandy Acquisition"). As a result of the Normandy Acquisition, the Company acquired an operating platform, interests in the Real Estate Funds, and contracts to earn fees for providing management services to properties affiliated with the Real Estate Funds (see Note 12, Non-Lease Revenues, for details).
The purchase price, exclusive of adjustments and transaction costs, is comprised of two components: (i) an approximately $14.0 million cash payment, and (ii) the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units are convertible for common units of Columbia OP, which are exchangeable into shares of Columbia Property Trust's common stock, subject to certain terms and conditions. As of the closing date of the acquisition, the Preferred OP Units had an estimated fair value of $24.43. The fair value of the Preferred OP Units was determined using a lattice valuation model, utilizing significant unobservable inputs (Level 3 under the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies). The initial purchase consideration was allocated as follows (in thousands):

January 24, 2020
Goodwill	$63,806
Prepaid expenses and other assets(1)	7,670
Cash	1,260
Operating lease assets	934
Investments in unconsolidated joint ventures(2)	419
Accounts payable, accrued expenses, and accrued capital expenditures	(2,881)
Operating lease liabilities	(934)
Deferred income	(77)
Total initial purchase consideration	$70,197
(1)Prepaid expenses and other assets includes $3.7 million of investments in Real Estate Funds, as described in Note 2, Summary of Significant Accounting Policies.
(2)Reflects interests in five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds.
In addition, approximately $24.4 million will be recorded as compensation expense over the next four years based on the vesting periods of the respective Preferred OP Units. During the first quarter of 2020, Columbia Property Trust incurred $12.1 million of transaction costs related to the Normandy Acquisition, which include legal, advisory, and other professional services fees and is reflected as acquisition costs on the accompanying consolidated statements of operations. For the period from January 24, 2020 through March 31, 2020, Columbia Property Trust recognized additional revenues of $5.2 million and additional net income, excluding the impact of acquisition costs, of $0.7 million as a result of the Normandy Acquisition.

Real Estate Acquisitions

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
2020
Terminal Warehouse	New York, NY	March 13, 2020	8.65%	$40,048	(2)
2019
201 California Street	San Francisco, CA	December 9, 2019	100.00%	$238,900
101 Franklin Street(3)	New York, NY	December 2, 2019	92.50%	$205,500
(1)Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.
(2)This property is owned through an unconsolidated joint venture. Purchase price is for Columbia Property Trust's partial interest in the property.
(3)Property is owned through a consolidated joint venture.
Terminal Warehouse Joint Venture
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $625.5 million as of March 31, 2020. The loan matures on October 23, 2020, with a one-year extension option. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
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
101 Franklin Street
On December 2, 2019, Columbia Property Trust acquired a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture.

Purchase Price Allocations for Consolidated Property Acquisitions

	201 California Street	101 Franklin Street(1)
	(in thousands)	(in thousands)
Location	San Francisco, CA	New York, NY
Date Acquired	December 9, 2019	December 2, 2019
Purchase Price:
Land	$77,833	$57,145
Building and improvements	157,513	149,500
Intangible lease assets	13,241	—
Intangible lease origination costs	5,785	—
Intangible below market lease liability	(8,064)	—
Total purchase price	$246,308	$206,645
(1)Owned through a consolidated joint venture, in which Columbia Property Trust owns a 92.5% interest.
Pro Forma Financial Information
The following unaudited pro forma statement of operations presented for the three months ended March 31, 2019, has been prepared for Columbia Property Trust to give effect to the acquisitions of 201 California Street and 101 Franklin Street as if the acquisitions had occurred on January 1, 2018. The following unaudited pro forma financial information for Columbia Property Trust has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2018 (in thousands):

For the Three Months Ended March 31, 2019
Revenues	$79,656
Net income attributable to common stockholders of Columbia Property Trust	$5,736

Real Estate Dispositions
During 2020 and 2019, Columbia Property Trust sold the following properties, or partial interests in properties of unconsolidated joint ventures. Additional information for certain of the disposition transactions is provided below the table.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain (loss) on Sale (in thousands)
2020
Pasadena Corporate Park	Los Angeles, CA	March 31, 2020	100%	$78,000	$(83)
Cranberry Woods Drive	Pittsburgh, PA	January 16, 2020	100%	$180,000	$13,428
2019
Lindbergh Center	Atlanta, GA	September 26, 2019	100%	$187,000	$—
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100%	$227,500	$42,030
(1)Exclusive of transaction costs and price adjustments.

Pasadena Corporate Park
On March 31, 2020, Columbia Property Trust closed on the sale of Pasadena Corporate Park for a gross sales price of $78.0 million, exclusive of transaction costs, resulting in a loss on sale of $83,000. Columbia Property Trust recognized an impairment loss of $20.6 million related to this property in the fourth quarter of 2019. The proceeds from this transaction are held in cash and cash equivalents on the accompanying consolidated balance sheet as of March 31, 2020.

Cranberry Woods Drive
On January 19, 2020, Columbia Property Trust closed on the sale of Cranberry Woods Drive for a gross sales price of $180.0 million, exclusive of transaction costs, resulting in a gain on sale of $13.4 million. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
Lindbergh Center
On September 26, 2019, Columbia Property Trust closed on the sale of Lindbergh Center, including Lindbergh Center – Retail, for a gross sales price of $187.0 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $23.4 million related to this property in the third quarter of 2019. $46.0 million of the proceeds from this transaction had been used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
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

4. Unconsolidated Joint Ventures
As of March 31, 2020 and December 31, 2019, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	March 31, 2020	December 31, 2019
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	$136,481	$135,557
University Circle Joint Venture	University Circle	San Francisco	55.00%	281,457	283,633
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	268,438	269,638
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	83,726	87,750
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	230,570	233,196
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.70%	46,620	44,686
Terminal Warehouse Joint Venture	Terminal Warehouse	New York, NY	8.65%	39,724	—
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	678	—
				$1,087,694	$1,054,460
(1)Includes basis differences. There is an aggregate net difference of $288.9 million and $279.2 million as of March 31, 2020 and December 31, 2019, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest of $0.4 million and $0.3 million on its investment in the 799 Broadway Joint Venture during the three months ended March 31, 2020 and 2019, respectively.
(3)Columbia Property Trust owns interests in the following five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds (the "Real Estate Services Joint Ventures"): L&L Normandy Terminal Asset Manager, LLC (67%); L&L Normandy Terminal Development Manager, LLC (50%); L&L Normandy Terminal Property Manager (50%) (collectively, the "Terminal Services Joint Ventures"); WNK Maiden Management (50%); and Maple AB Services, LLC (55%). The Terminal Services Joint Ventures earn fees from providing services to the Terminal Warehouse Joint Venture.
Columbia Property Trust has determined that none of its unconsolidated joint ventures are variable interest entities. However, Columbia Property Trust and its partners have substantive participation rights in the unconsolidated joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if other-than-temporary, reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of March 31, 2020.
Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	March 31, 2020	December 31, 2019	March 31, 2020		December 31, 2019	March 31, 2020	December 31, 2019
Market Square Joint Venture	$579,363	$582,747	$324,828	(2)	$324,815	$242,942	$241,719
University Circle Joint Venture	217,185	216,546	—		—	211,218	212,656
333 Market Street Joint Venture	364,893	367,652	—		—	349,936	352,385
114 Fifth Avenue Joint Venture	476,785	485,442	—		—	119,831	127,554
1800 M Street Joint Venture	429,767	437,439	—		—	416,836	421,588
799 Broadway Joint Venture	220,024	201,210	119,156	(3)	109,735	88,374	85,316
Terminal Warehouse	1,042,748	—	618,766	(4)	—	339,319	—
Real Estate Services Joint Ventures	2,495	—	—		—	1,198	—
	$3,333,260	$2,291,036	$1,062,750		$434,550	$1,769,654	$1,441,218
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets of liabilities.
(2)The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $122.1 million outstanding, net of $3.0 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
(4)Reflects $625.5 million outstanding, net of $6.7 million of net unamortized deferred financing costs, on the Terminal Warehouse acquisition loan. The Terminal Warehouse Joint Venture has an interest-only acquisition loan with a total capacity of $650.0 million. The Terminal Warehouse acquisition loan bears interest at LIBOR plus 340 basis points and matures on October 23, 2020, with a one-year extension option.

Summarized income statement information for the unconsolidated joint ventures for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2020	2019	2020	2019
Market Square Joint Venture	$12,690	$11,337	$(1,994)	$(2,595)	$(1,017)	$(1,323)
University Circle Joint Venture	10,924	11,272	5,715	6,364	3,144	3,500
333 Market Street Joint Venture	7,067	7,054	3,705	3,713	2,037	2,042
114 Fifth Avenue Joint Venture	10,428	10,919	(2,653)	(2,506)	(1,314)	(1,240)
1800 M Street Joint Venture	9,937	9,454	1,752	388	964	214
799 Broadway Joint Venture	—	—	(32)	(526)	(16)	(262)
Terminal Warehouse	2,307	—	(3,741)	—	(324)	—
Real Estate Services Joint Ventures	1,875	—	938	—	341	—
	$55,228	$50,036	$3,690	$4,838	$3,815	$2,931
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Management Fees
Columbia Property Trust provides services to the following joint ventures, including asset and property management and/or development management. Under the asset and property management agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. Under the development management agreements, Columbia Property Trust oversees the development or redevelopment projects at the joint-venture-owned properties. During the three months ended March 31, 2020 and 2019, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended March 31,
	2020	2019
Market Square Joint Venture	$574	$568
University Circle Joint Venture	587	574
333 Market Street Joint Venture	214	207
1800 M Street Joint Venture	555	520
799 Broadway Joint Venture	223	—
	$2,153	$1,869

In the first quarter of 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.3 million which is included in management fee revenues. In the first quarter of 2019, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.2 million which is included in other property income.
Asset and property management fees of $0.3 million and $0.6 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively.

Columbia Property Trust also earns management fees through its interest in the the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statement of operations.

5. Line of Credit and Notes Payable
As of March 31, 2020 and December 31, 2019, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	March 31, 2020	December 31, 2019
Revolving Credit Facility	$501,000	$334,000
$300 Million Term Loan	300,000	300,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,930)	(2,084)
	$949,070	$781,916
Columbia Property Trust's amended and restated credit and term loan agreement (the "Credit Agreement") provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan").
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
Columbia Property Trust's $150.0 million unsecured term loan matures in July 2022 (the "$150 Million Term Loan") and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2020 and December 31, 2019, was approximately $935.8 million and $784.1 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2020 and December 31, 2019, was $951.0 million and $784.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the three months ended March 31, 2020 and 2019, Columbia Property Trust made interest payments of approximately $5.0 million and $5.6 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the three months ended March 31, 2020, Columbia Property Trust capitalized interest of $3.0 million, $2.6 million of which was capitalized to construction in progress, and $0.4 million of which was capitalized to investments in unconsolidated joint ventures. During the three months ended March 31, 2019, Columbia Property Trust capitalized interest of $1.2 million, $0.9 million of which was capitalized to construction in progress and $0.3 million of which was capitalized to investments in unconsolidated joint ventures. For the three months ended March 31, 2020, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 3.26%.
Debt Covenants
As of March 31, 2020, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6. Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of March 31, 2020 and December 31, 2019: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $6.4 million were made on the Bonds Payable during both the three months ended March 31, 2020 and 2019. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of March 31, 2020, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of March 31, 2020 and December 31, 2019, the estimated fair value of the Bonds Payable was approximately $735.7 million and $734.4 million, respectively, and the related carrying value, net of discounts, as of both March 31, 2020 and December 31, 2019 was $698.9 million. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.  Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of March 31, 2020, Columbia Property Trust has the following material tenant obligations under leases: (i) $15.9 million related to the WeWork lease at 149 Madison, and (ii) $17.6 million related to the Pershing lease at 95 Columbus. As of March 31, 2020, accruals have not been recorded for these amounts, as such obligations are recorded as incurred. In addition, in January 2020, Columbia Property Trust preleased space to be added to 80 M Street in a vertical expansion project. Columbia is required to fund approximately $65.3 million for construction and tenant improvement allowances related to the new space at 80 M Street.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of March 31, 2020, Columbia Property Trust holds eight properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of March 31, 2020.
As of March 31, 2020, the 799 Broadway Joint Venture has $122.1 million in outstanding borrowings on the Construction Loan. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of March 31, 2020, the remaining equity contribution requirement is $28.8 million, of which $14.3 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of March 31, 2020, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of March 31, 2020, the Company had $4.6 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of March 31, 2020.
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

8. Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). Under the 2019 Stock Repurchase Program, Columbia Property Trust acquired 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million during the three months ended March 31, 2020. As of March 31, 2020, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the three months ended March 31, 2020, Columbia Property Trust granted 294,725 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the three months ended March 31, 2020, Columbia Property Trust granted 351,730 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. Below is a summary of the employee awards issued under the LTI Plan during the three months ended March 31, 2020:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	374	$20.96	584	$18.86
Granted	295	$21.06	303	$18.06
Converted(3)	33		(33)
Vested	(166)	$21.22	(101)	$18.48
Forfeited	—	$—	(9)	$20.49
Unvested awards – end of period(4)	536	$20.94	744	$18.58
(1)Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.
(2)Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.
(3)Reflects 25% of the 2017 3-year Performance-Based RSUs granted on January 1, 2017, which converted to Time-Based Restricted shares in January 2020 and will vest in January 2021.
(4)As of March 31, 2020, Columbia Property Trust expects approximately 514,000 of the 536,000 unvested restricted stock units to ultimately vest and approximately 713,000 of the 744,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.1%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the three months ended March 31, 2020 and 2019, Columbia Property Trust made the following equity retainer grant:

Date of Grant	Shares	Grant-Date Fair Value
March 2, 2020(1)	591	$19.80
(1)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
For the three months ended March 31, 2020 and 2019, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2020	2019
Amortization of time-based awards	$947	$884
Amortization of performance-based awards(1)	1,031	655
Amortization of Preferred OP unit awards issued in connection with the Normandy Acquisition	2,358	—
Issuance of shares to independent directors	12	—
Total stock-based compensation expense	$4,348	$1,539
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
These expenses are included in general and administrative expenses – corporate in the accompanying consolidated statements of operations. As of March 31, 2020 and December 31, 2019, there were $18.3 million and $9.5 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant; and as of March 31, 2020, there were $22.1 million of unvested Preferred OP unit awards, which will vest over four years at the time of grant.
9.  Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the “Preferred OP Units”). The Preferred OP Units vest over four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of March 31, 2020, Columbia Property Trust holds a 97.2% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which the Company is the primary beneficiary. Thus, Columbia Property Trust consolidates the accounts of Columbia OP, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of March 31, 2020, Columbia OP has total assets and liabilities of $4.3 billion and $1.9 billion, respectively.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of March 31, 2020, Franklin Street had total assets and liabilities of $5.1 million and $3.0 million, respectively.

10.  Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Other assets assumed at acquisition	$245	$—
Operating lease liability assumed at acquisition	$961	$34,791
Other liabilities assumed at acquisition	$245	$—
Amortization of net discounts on debt	$45	$45
Accrued investments in unconsolidated joint ventures	$—	$88
Accrued capital expenditures and deferred lease costs	$15,447	$19,603
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(19,993)	$(1,431)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$55,306	$—
Stock-based compensation expense	$4,348	$1,539

11.  Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. As of March 31, 2020, Columbia Property Trust has one ground lease with a remaining lease term of 57.8 years inclusive of renewal options, which is included in operating lease assets of $30.1 million. Payments for all future periods under this ground lease have already been made. Thus, as of March 31, 2020, operating lease liabilities of $2.9 million include only the present value of future payments due under two office leases, with a weighted average remaining lease term of 2.5 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of March 31, 2020, the weighted-average remaining term for such leases is approximately 6.4 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three months ended March 31, 2020 are as follows (in thousands):

	For the Three Months Ended March 31,
	2020	2019
Fixed payments	$61,243	$65,517
Variable payments	6,764	6,345
Total lease revenues	$68,007	$71,862

12.  Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia Property Trust also has the following non-lease revenue streams.
Management Fee Revenue
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. For the three months ended March 31, 2020 and 2019, Columbia Property Trust earned management fee revenues of $4.3 million and $1.9 million, respectively, under these agreements.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. For the three months ended March 31, 2020 and 2019, Columbia Property Trust earned leasing override fees of $14,600 and $3,000, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three months ended March 31, 2020, Columbia Property Trust earned construction and development fees of $0.8 million. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. For the three months ended March 31, 2020 and 2019, Columbia Property Trust earned salary and other reimbursement revenue of $3.1 million and $1.1 million, respectively. These amounts are included in management fee revenues in 2020, and in other property income in 2019, on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. For the three months ended March 31, 2020 and 2019, Columbia Property Trust earned miscellaneous revenue of $7,100 and $176,500, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.

13. Earnings Per Share
For the three months ended March 31, 2020 and 2019, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$6,290	$3,513
Distributions paid on unvested shares	(113)	(77)
Net income attributable to common stockholders used to calculate basic and diluted earnings per share	$6,177	$3,436
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted-average common shares – basic	114,471	116,462
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	15	90
Future period LTI Plan awards	—	328
Weighted-average common shares – diluted	114,486	116,880

14. Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of March 31, 2020, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Washington, D.C., Boston, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. Upon selling its remaining properties in Atlanta during 2019 and Los Angeles in March of 2020, Columbia Property Trust has combined Atlanta and the all other office markets reportable segment for all periods presented. During the periods presented, there have been no material intersegment transactions.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended March 31,
	2020	2019
New York(1)	$41,105	$38,696
San Francisco(2)	34,801	27,763
Washington, D.C.(3)	15,018	14,130
Boston	4,149	3,674
All other office markets	2,587	17,060
Total office segments	97,660	101,323
Corporate	(373)	786
Total operating revenues	$97,287	$102,109
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through March 31, 2020.
(2)Includes operating revenues for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenues	$76,254	$75,433
Operating revenues included in income from unconsolidated joint ventures(1)	29,273	28,545
Less: management fee revenue(2)	(8,240)	(1,869)
Total operating revenues	$97,287	$102,109
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2019
New York(1)	$25,075	$22,806
San Francisco(2)	25,072	20,497
Washington, D.C.(3)	9,151	8,453
Boston	2,458	1,989
All other office markets	1,525	13,106
Total office segments	63,281	66,851
Corporate	(272)	(205)
Total NOI	$63,009	$66,646
(1)Includes NOI for three unconsolidated properties, 114 Fifth Avenue and 799 Broadway, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 though March 31, 2020.
(2)Includes NOI for two unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$6,290	$3,513
Management fee revenues	(8,240)	(1,869)
Depreciation	18,330	20,404
Amortization	6,721	7,461
General and administrative – corporate	11,782	8,424
Management fee expenses	6,945	—
General and administrative – joint ventures	—	809
Acquisition costs	12,081	—
Net interest expense	9,713	12,094
Income tax expense	(2,243)	7
Adjustments included in income from unconsolidated joint ventures	14,903	15,803
Gain on sale of real estate assets	(13,344)	—
Adjustments attributable to noncontrolling interests	71	—
NOI	$63,009	$66,646

15.  Subsequent Event
The response to the COVID-19 pandemic continues to rapidly evolve, and aggressive actions taken to reduce the spread of the disease have seriously disrupted activities in large segments of the economy. Columbia Property Trust is monitoring the COVID-19 outbreak and its impact on the Company's business, tenants, and industry as a whole. While the extent to which COVID-19 impacts the Company's results will depend on future developments, the outbreak and associated economic impacts could result in a material impact to the Company's future financial condition, results of operations, and cash flows. Some effects could include lease modifications, deferral of rental income, and increased operating expenses. See Part II, Item 1A. Risk Factors, for additional information.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K.

Executive Summary
On January 24, 2020, we acquired Normandy, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C., interests in three real estate funds and contracts to provide real estate services to properties affiliated with those funds. We believe that the acquisition of Normandy will further our strategic initiatives by strengthening our platform with additional development and redevelopment expertise, deal sourcing, and other key capabilities, and by increasing our access to capital through Normandy's investor relationships.
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. While response to the COVID-19 outbreak continues to rapidly evolve, it has led to aggressive actions to reduce the spread of the disease that have seriously disrupted activities in large segments of the economy, including in the regional economies where we operate. We are continuing to monitor the COVID-19 outbreak and its impact on our business, tenants, and industry as a whole.
We are committed to the health and safety of our employees, tenants, and communities. Because of our low-leverage operating model of long-term leases to creditworthy tenants, to date the COVID-19 pandemic has not materially impacted our financial condition or results of operations, our liquidity position, or caused material impairments in our portfolio of operating properties. While the impact of the COVID-19 pandemic on our business has not been severe to date, the long-term impact of the pandemic on our tenants and the global economy is uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic. A prolonged economic downturn or recession resulting from the pandemic could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition, and results of operations. We have worked closely with our impacted tenants and will continue to address their concerns on a case-by-case basis, seeking arrangements that address cash flow interruptions while maintaining long-term lease obligations.
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties. We own and operate high-quality office properties located in high-barrier-to-entry markets, primarily New York, San Francisco, Washington, D.C., and Boston. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives, including development or redevelopment. Our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments and development projects with an emphasis on central business districts and multi-tenant buildings.
Over the past several years, we have undertaken a capital recycling program that has involved selling more than 50 properties in geographically dispersed markets for aggregate proceeds of $4.5 billion, and reinvesting those proceeds in our core markets. In January 2020, we sold Cranberry Woods Drive in Pittsburgh for a gross sale price of $180.0 million; and in March 2020, we sold Pasadena Corporate Park in Los Angeles for a gross sale price of $78.0 million, which marked the exit of our last non-target market. In March 2020, we acquired an 8.65% interest in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into a mixed-use retail and office space, for an initial equity contribution of approximately $40.0 million.
As of March 31, 2020, the operating properties in our portfolio are 97.6% leased, with less than 3% of our leases scheduled to expire in 2020. During the first three months of 2020, we leased a total of 125,800 square feet of space, including a new lease for 34,800 square feet at 315 Park Avenue South in New York. We continue to maintain a strong and flexible balance sheet. As of March 31, 2020, due to borrowings on our line of credit, which are held as cash on hand at period end, our debt-to-real-estate-asset ratio is 41.8%(1), and approximately 34.9% on a net basis (i.e., reduced for cash on hand)(1). Additionally, 89%(1) of our portfolio is unencumbered by mortgages; and the weighted average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter is 3.40%(1) per annum. Our debt maturities are laddered, coming due over the next six years, and $951.0 million of our unsecured borrowings can be repaid prior to maturity without penalty. From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. During the first quarter of 2020, we repurchased 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million. As of March 31, 2020, $143.3 million remains available under our current repurchase program.
(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 97.6% leased as of March 31, 2020, and 97.1% leased as of March 31, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended March 31,
	2020	2019
Total number of leases	8	13
Square feet of leasing – renewal	17,115	3,925
Square feet of leasing – new	102,549	63,291
Total square feet of leasing	119,664	67,216
Lease term (months)	162	130
Tenant improvements, per square foot – renewal	$34.28	$102.91
Tenant improvements, per square foot – new	$103.37	$91.72
Tenant improvements, per square foot – all leases	$97.82	$92.01
Leasing commissions, per square foot – renewal	$18.79	$23.53
Leasing commissions, per square foot – new	$62.86	$69.87
Leasing commissions, per square foot – all leases	$59.33	$68.65

Rent leasing spread – renewal(1)	42.4%	—%
Rent leasing spread – new(1)	9.0%	65.8%
Rent leasing spread – all leases(1)	16.0%	61.7%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In the first quarter of 2020, rent leasing spreads (positive 16.0%) primarily relate to a 15,500-square-foot office lease renewal at 650 California Street in San Francisco and a new 34,800-square-foot lease at 315 Park Avenue South in New York; and current quarter tenant improvements ($97.82 per square foot) and leasing commissions ($59.33 per square foot) primarily relate to a new 59,500-square-foot lease at 80 M Street in Washington, D.C. In 2019, rent leasing spreads (positive 61.7%) and lease commissions ($68.65 per square foot) primarily relate to a new 3,500-square-foot retail lease at 315 Park Avenue South in New York, offset by other leasing across our portfolio; and current quarter tenant improvement costs for lease renewals ($102.91 per square foot) primarily relate to a 3,000-square-foot lease at Market Square, measured at our proportionate share. Over the next 12 months, approximately 104,000 square feet of leases at our operating properties (approximately 2.3% of our portfolio, based on revenues) are scheduled to expire.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.21 dividend rate for the first quarter of 2020.
We are continuing to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Revolving Credit Facility in late March 2020 and held approximately $292.0 million of cash balances as of March 31, 2020. See Item IA., Risk Factors, for additional information.
Short-Term Liquidity and Capital Resources
During the first three months of 2020, we generated net cash flows from operating activities of $16.1 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $48.4 million, which included dividend payments for two quarters ($24.2 million for each of the fourth quarter of 2019 and first quarter of 2020). First quarter 2020 dividends ($24.2 million) exceeded cash flow from operations for the same period ($16.1 million), primarily due to acquisition costs incurred in connection with the Normandy acquisition ($12.1 million).
During the first three months of 2020, we received $250.8 million in aggregate net sales proceeds from the sale of Cranberry Woods Drive and Pasadena Corporate Park and made net borrowings on our Revolving Credit Facility of $167.0 million. These proceeds were used to fund the Terminal Warehouse Joint Venture ($40.0 million), leasing and capital projects for consolidated and unconsolidated properties ($27.2 million), and redemptions of common stock ($25.5 million). As of March 31, 2020, we had cash on hand of $292.8 million, which includes $200 million of proceeds drawn on our Revolving Credit Facility in late March 2020 in response to the increase in economic uncertainty resulting from the COVID-19 outbreak.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of April 24, 2020, in addition to cash on hand, we have access to additional borrowings of $149.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, cash on hand, borrowing proceeds, and select property dispositions. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions; development and redevelopment costs; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets; however, due to the amount of cash on hand as of March 31, 2020, our debt-to-real-estate-asset ratio was approximately 41.8% on a gross basis, and approximately 34.9% on a net basis (i.e., reduced for cash on hand). Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
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
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of March 31, 2020, we had $501.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Our $150 Million Term Loan matures in July 2022 and bears interest, at our option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and our current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%.
Bonds Payable
We have two series of bonds outstanding as of March 31, 2020:
•$350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value, which require semi-annual interest payments in April and October (the "2025 Bonds Payable").
•$350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value, which require semi-annual interest payments in February and August (the "2026 Bonds Payable").
Columbia OP is the issuer of our Bonds Payable, both series of which are fully and unconditionally guaranteed by Columbia Property Trust. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. The primary differences between Columbia Property Trust and Columbia OP are as follows: Columbia Property Trust owns one property directly and has made intercompany loans to subsidiaries of Columbia OP, and Columbia Property Trust – the publicly traded entity -- issues publicly traded common stock to investors (including employees), and has engaged in share repurchases from time to time. Columbia Property Trust has contributed the substantial majority of proceeds from sales of its common stock to Columbia OP.
Columbia Property Trust guarantees of Columbia OP’s obligations under the Bonds Payable include the punctual payments of principal, premium, if any, and interest on the Bonds Payable, whether at stated maturity, by declaration of acceleration, call for redemption or otherwise. The obligations of Columbia Property Trust under its guarantees is limited to the amount necessary to prevent such guarantees from constituting a fraudulent transfer or conveyance under applicable law. The Bonds Payable are Columbia OP’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness; Columbia Property Trust’s guarantees of the Bonds Payable are its senior unsecured obligations and rank equally in right of payment with all of Columbia Property Trust’s other existing and future senior unsecured indebtedness and guarantees.

As a result of Columbia Property Trust’s guarantee, we are presenting the following summarized financial information (in thousands) for Columbia Property Trust and Columbia OP pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between Columbia Property Trust and Columbia OP, presented on a combined basis, have been eliminated and information for non-guarantor subsidiaries has been excluded.

Balance Sheet Information:
	March 31, 2020	December 31, 2019
Total assets	$4,306,278	$3,991,256
Total liabilities	$1,773,813	$1,611,957
Noncontrolling interests	$61,716	$5,477

Statement of Operations Information:
	For the Three Months Ended March 31, 2020	For the Year Ended December 31, 2019
Total revenues	$72,565	$260,453
Total expenses	$76,302	$268,204
Net income	$4,969	$(1,052)
Net income attributable to noncontrolling interests	$61	$133
Net income attributable to common stockholders	$5,030	$(919)

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of March 31, 2020. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.

Contractual Commitments and Contingencies
As of March 31, 2020, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations(1)	$1,941,548	$54,102	$220,696	$966,750	$700,000
Interest obligations on debt(1)(2)	253,837	46,945	113,132	67,772	25,988
Operating lease obligations(3)	1,169,994	5,356	13,976	13,432	1,137,230
Total	$3,365,379	$106,403	$347,804	$1,047,954	$1,863,218
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $625.5 million loan, which has a total capacity of $650.0 million, which bears interest at 5.68% and matures on October 23, 2020. The 799 Broadway Joint Venture (49.7% ownership) has $122.1 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points; and matures on October 9, 2021. As of March 31, 2020, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $14.3 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of March 31, 2020. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
(3)These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office lease. See Note 11, Leases, of the accompanying consolidated financial statements for additional information. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of March 31, 2020, our portfolio of 15 operating properties and four properties under development or redevelopment was approximately 97.6% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2020
Terminal Warehouse	New York, NY	8.65%	1,230,000	March 13, 2020	$40,048
2019
201 California Street	San Francisco, CA	100.0%	252,000	December 9, 2019	$238,900
101 Franklin Street	New York, NY	92.5%	235,000	December 2, 2019	$205,500	(2)
(1)Exclusive of transaction costs and purchase price adjustments.
(2)Purchase price is for our partial interests in the property, which is owned through an unconsolidated joint venture. Please refer to Note 3, Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price(1) (in thousands)
2020
Pasadena Corporate Park	Los Angeles, CA	100.0%	262,000	March 31, 2020	$78,000
Cranberry Woods Drive	Pittsburgh, PA	100.0%	824,000	January 16, 2020	$180,000
2019
Lindbergh Center	Atlanta, GA	100.0%	1,105,000	September 26, 2019	$187,000
One & Three Glenlake Parkway	Atlanta, GA	100.0%	711,000	April 15, 2019	$227,500
(1)Exclusive of transaction costs and purchase price adjustments.

Comparison of the Three Months Ended March 31, 2020 With the Three Months Ended March 31, 2019
Lease revenues were $68.0 million for the three months ended March 31, 2020, which represents a slight decrease as compared with $71.9 million for the three months ended March 31, 2019, as the impact of dispositions ($14.3 million) is partially offset by the acquisition of 201 California Street ($5.5 million) and additional revenues from recent leasing ($4.6 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $8.2 million for the three months ended March 31, 2020, which represents an increase as compared with $1.9 million for the three months ended March 31, 2019, due to the Normandy Acquisition. In connection with the Normandy Acquisition, we acquired contracts to provide management services to properties affiliated with the Real Estate Funds. Management fee revenues include $3.1 million of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $7,000 for the three months ended March 31, 2020, which represents a decrease as compared with $1.7 million for the three months ended March 31, 2019, primarily due to moving reimbursements for management fee administration costs to management fee revenues beginning in the first quarter of 2020 ($1.1 million recognized in 2019) and moving lease termination fees to lease revenues beginning in the second quarter of 2019 ($0.4 million recognized in 2019). Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $22.7 million for the three months ended March 31, 2020, which represents a decrease as compared with $24.5 million for the three months ended March 31, 2019, as the impact of recent dispositions ($2.6 million) and moving expenses for reimbursed management fee administration costs to management fee expenses beginning in the first quarter of 2020 ($1.1 million), are offset by the acquisition of 201 California Street ($2.0 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $18.3 million for the three months ended March 31, 2020, which represents a decrease as compared with $20.4 million for the three months ended March 31, 2019, as the impact of recent dispositions ($5.2 million) was offset by the acquisition of 201 California Street ($1.6 million) and putting various capital projects into service ($1.4 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $6.7 million for the three months ended March 31, 2020, which represents a decrease as compared with $7.5 million for the three months ended March 31, 2019, primarily as the impact of recent dispositions ($2.0 million) and lease restructurings ($0.2 million) are offset by the acquisition of 201 California Street ($1.6 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $11.8 million for the three months ended March 31, 2020, which represents an increase as compared with $8.4 million for the three months ended March 31, 2019, primarily due to the Normandy Acquisition: $2.4 million related to vesting of the Preferred OP Units issued as consideration for the transaction, and $1.2 million related to increased payroll costs. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
Management fee expense of $6.9 million for the three months ended March 31, 2020, reflects salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds. Future management fee expenses are expected to vary as a result of future investing activities.
General and administrative – joint venture expenses were $0.8 million for the three months ended March 31, 2019. These expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Effective January 1, 2020, such costs are included in management fee expense on the accompanying consolidated statements of operations.
For the three months ended March 31, 2020, we recognized acquisition costs of $12.1 million related to the Normandy Acquisition. These costs include legal, advisory, and other professional services fees related to the acquisition. Future levels of acquisition costs will vary based on future transaction activities.
Interest expense was $9.6 million for the three months ended March 31, 2020, which represents a decrease as compared with $12.1 million for the three months ended March 31, 2019. The decrease results from borrowings on our term loans, rather than our Revolving Credit Facility, in the current year ($0.8 million) and interest capitalization ($1.8 million). We expect interest expense to increase in the near term due to increased borrowings on our Revolving Credit Facility.
Interest and other income (expense) was $(158,000) for the three months ended March 31, 2020, which represents a decrease as compared with $1,000 for the three months ended March 31, 2019. The current period amount includes a market value adjustment to the investment in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements). Interest and other income is expected to vary primarily based on future Real Estate Fund valuations.
Income tax benefit was $2.2 million for the three months ended March 31, 2020, as a result of the acquisition expenses, which are incurred by our TRS Entities. We expect income tax benefit to decrease in relation to acquisition expenses in future periods.
Income from the unconsolidated joint ventures was $2.7 million for the three months ended March 31, 2020, which represents an increase as compared with $1.8 million for the three months ended March 31, 2019, primarily due to a prior-period lease termination at 799 Broadway, which resulted in the write off of intangible assets. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.3 million for the three months ended March 31, 2020, for the sale of Cranberry Woods Drive. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $6.3 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2020, which represents an increase as compared with a net income of $3.5 million, or $0.03 per basic and diluted share, for the three months ended March 31, 2019. The increase is primarily driven by the current-period gain on sale of real estate ($13.3 million), offset by acquisition costs related to the Normandy Acquisition, net of the corresponding tax benefits ($9.5 million). See Supplemental Performance Measures below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of March 31, 2020, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.

The following table presents NOI by geographic segment (in thousands):

	Three Months Ended March 31,
	2020	2019
New York(1)	$25,075	$22,806
San Francisco(2)	25,072	20,497
Washington, D.C.(3)	9,151	8,453
Boston	2,458	1,989
All other office markets	1,525	13,106
Total office segments	63,281	66,851
Corporate	(272)	(205)
Total NOI	$63,009	$66,646
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through March 31, 2020.
(2)Includes NOI for two unconsolidated properties, based on our ownership interests: 55.0% for 333 Market Street and University Circle
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
New York
NOI increased across the New York market as a result of leasing (economic occupancy increased from 91.1% at March 31, 2019 to 96.7% at March 31, 2020).
San Francisco
NOI increased as a result of the December 2019 acquisition of 201 California Street.
Washington, D.C.
NOI increased a result of leasing across our Washington, D.C. portfolio (economic occupancy increased from 80.8% at March 31, 2019 to 89.2% at March 31, 2020).
Boston
NOI increased due to new leases at increase rental rates commencing at 116 Huntington Avenue.
All other office markets
NOI decreased as a result of the 2019 sales of Lindbergh Center and One & Three Glenlake in Atlanta and the January 2020 sale of Cranberry Woods Drive in Pittsburgh.

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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$6,290	$3,513
Adjustments:
Depreciation of real estate assets	18,330	20,404
Amortization of lease-related costs	6,721	7,461
Depreciation and amortization included in income from unconsolidated joint ventures(1)	12,797	12,928
Gain on sale of real estate assets	(13,344)	—
NAREIT FFO available to common stockholders	$30,794	$44,306
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.
The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  to recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $3.3 million and $4.5 million for the three months ended March 31, 2020 and 2019, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $0.4 million and $(0.2) million for the three months ended March 31, 2020 and 2019, respectively.
•Amortization of intangible lease assets and liabilities:  to amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $1.4 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $2.5 million for both the three months ended March 31, 2020 and 2019.
•Amortization of deferred financing costs and debt premiums (discounts):  to amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for the three months ended March 31, 2020 and 2019. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended March 31, 2020 and 2019.

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
For the three months ended March 31, 2020, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2019 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$59,884	$54,967
Other property income	7	1,537
Total revenues	59,891	56,504
Property operating expenses	(19,593)	(20,538)
Same Store NOI – wholly owned properties(1)	40,298	35,966
Same Store NOI – joint venture-owned properties(2)	17,573	17,719
Same Store NOI	57,871	53,685
NOI from acquisitions(3)	3,612	(145)
NOI from dispositions(4)	1,526	13,106
NOI	$63,009	$66,646
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following property acquired since January 1, 2019: 8.65% of Terminal Warehouse, acquired on March 13, 2020; 201 California Street, acquired on December 9, 2019; and 101 Franklin Street, acquired on December 2, 2019.
(4)Reflects activity for the following properties sold since January 1, 2019, for all periods presented: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Net income attributable to common stockholders	$6,290	$3,513
Management fee revenues	(8,240)	(1,869)
Depreciation	18,330	20,404
Amortization	6,721	7,461
General and administrative – corporate	11,782	8,424
Management fee expenses	6,945	—
General and administrative – unconsolidated joint ventures	—	809
Acquisition costs	12,081	—
Net interest expense	9,713	12,094
Income tax expense	(2,243)	7
Adjustments included in income from unconsolidated joint ventures	14,903	15,803
Gain on sale of real estate assets	(13,344)	—
Adjustments attributable to noncontrolling interests	71	—
NOI:	$63,009	$66,646
Same Store NOI – joint venture owned properties(1)	(17,573)	(17,719)
NOI from acquisitions(2)	(3,612)	145
NOI from dispositions(3)	(1,526)	(13,106)
Same Store NOI – wholly owned properties(4)	$40,298	$35,966
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)Reflects activity for the following properties acquired since January 1, 2019: 8.65% of Terminal Warehouse, acquired on March 13, 2020, 201 California Street, acquired on December 9, 2019; and 101 Franklin Street, acquired on December 2, 2019.
(3)Reflects activity for the following properties sold since January 1, 2019, for all periods presented: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.
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
The TRS Entities are wholly owned subsidiaries of Columbia Property Trust and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide services related to asset and property management, construction and development, and other tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. We have elected to treat the TRS Entities as taxable REIT subsidiaries. We may perform certain additional, noncustomary services for tenants of our buildings through the TRS Entities; however, any earnings related to such services are subject to federal and state income taxes. In addition, for us to continue to qualify as a REIT, we must limit our investments in taxable REIT subsidiaries to 20% of the value of our total assets. Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted rates expected to be in effect when the temporary differences reverse.
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

Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to fully cover inflation.

Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. As described in Note 2, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements, we adopted ASC 842 during the quarter ended March 31, 2019.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of our accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•guaranties related to our unconsolidated joint ventures;
•commitments to contribute capital to the Real Estate Funds;
•obligations under operating leases;
•obligations under capital leases;
•commitments under existing lease agreements; and
•litigation.

Subsequent Event
The response to the COVID-19 pandemic continues to rapidly evolve, and aggressive actions taken to reduce the spread of the disease have seriously disrupted activities in large segments of the economy. We are monitoring the COVID-19 outbreak and its impact on our business, tenants, and industry as a whole. While the extent to which COVID-19 impacts our results will depend on future developments, the outbreak and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations, and cash flows. Some effects could include lease modifications, deferral of rental income, and increased operating expenses. See Part II, Item 1A. Risk Factors, for additional information.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowings indexed to LIBOR, such as borrowings under the Revolving Credit Facility, which bears interest at the applicable LIBOR rate, as defined in the credit agreements, plus an applicable margin that is subject to adjustment based on our credit ratings.
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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of March 31, 2020, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of March 31, 2020, we had $501.0 million in outstanding borrowings under the Revolving Credit Facility; $300 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.2 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 2.90% as of March 31, 2020.
Approximately $1,014.7 million of total debt outstanding as of March 31, 2020, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2020, these balances incurred interest expense at an average interest rate of 3.97% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $615.8 million of total debt outstanding as of March 31, 2020, is subject to variable rates. As of March 31, 2020, these balances incurred interest expense at an average interest rate of 2.61% and have expirations ranging from 2020 through 2023. An increase or decrease of 100 basis points would have a $6.2 million annual impact on our interest payments.
Our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. The Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $122.1 million construction note, which bears interest at a floating rate of 5.26%; and the Terminal Warehouse Joint Venture holds a $625.5 million note, which bears interest at a floating rate of 5.68% as of March 31, 2020. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was is 3.24% at March 31, 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS
From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on our results of operations, liquidity, or financial condition, nor are we aware of any such legal proceedings contemplated by governmental authorities.

ITEM 1A.RISK FACTORS
The following additional risk factor updates the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2019:
Our business has been, and will continue to be, adversely affected by the COVID-19 pandemic.
On March 11, 2020, the World Health Organization announced that the outbreak of the novel coronavirus (COVID-19) had become a pandemic. Federal, state, and local authorities and health officials have implemented aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, and issuing "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures for non-essential businesses. The COVID-19 outbreak and the measures put in place to address it have negatively impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets.
The extent of the impact of the COVID-19 pandemic on our business is highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition, and stock price will depend on numerous evolving factors, including: the duration and scope of the pandemic; governmental, business, and individuals' actions taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their businesses; the ability of tenants to pay their rental income and any closures of our tenants' facilities, including, without limitation, due to shutdowns and "shelter-in-place" orders that may be requested or mandated by governmental authorities; the effect of the pandemic on our construction, development, and redevelopment activities; and the impact on our employees and any other operational disruptions or difficulties we may face. Any of these factors and risks could materially adversely impact our business, financial condition, results of operations, or stock price.
In addition to the general economic impact of the pandemic, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures could cause our retail and restaurant tenants to close for an extended period of time. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. For example, in response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Line of Credit in March 2020 and may need to rely on our lines of credit again in the future, depending on the severity of the pandemic.
Large-scale executive orders and other measures taken to curb the spread of COVID-19 may also negatively impact the ability of our properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results and reputation. Such orders could also impact our ability to commence or continue construction, development, and redevelopment activities, which could result in delays, increased costs, and potentially missed deadlines. Any increased costs or lost revenue as a result of tenant financial difficulty, or their need to comply with executive orders and other guidance from the Centers for Disease Control and Prevention, may not be fully recoverable under our leases or adequately covered by insurance, which could impact our profitability. In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or to lease less space. Even after the pandemic has ceased to be active, the prevalence of work-from-home policies during the pandemic may alter tenant preferences in the long term with respect to the demand for leasing office space.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2021.
During the quarter ended March 31, 2020, we repurchased and retired the following shares in accordance with the 2019 Stock Repurchase Program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value Available for Future Purchase(1)
January 2020	374,748	$20.67	374,748	$158,786,537
February 2020	13,436	$21.00	13,436	$158,486,381
March 2020	805,999	$18.89	805,999	$143,263,625
(1)Amounts available for future purchase relate only to our 2019 Stock Repurchase Program and represent the remainder of the $200 million authorized by our board of directors for share repurchases.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)During the first quarter of 2020, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.  EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
FIRST QUARTER 2020 FORM 10-Q OF
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

4.2
Amended and Restated Agreement of Limited Partnership of Columbia Property Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2020).

4.3	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Supplemental Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.5	Form of 4.150% Senior Notes due 2025 (included in Exhibit 4.3).
4.6	Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.7	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
10.1
Registration Rights Agreement, dated as of January 24, 2020, among Columbia Property Trust, Inc. and the securityholders named therein (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2020).

22.1*	Subsidiary Issuer of Guaranteed Securities.
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*
Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 30, 2020	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer