Form 10-Q
period 2020-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2020-07-31
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2020
or
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

Number of shares outstanding of the registrant's
only class of common stock, as of July 24, 2020: 114,464,247 shares

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
•the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third-party response to, the COVID-19 outbreak;
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

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2019. Columbia Property Trust's results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$870,352	$870,352
Buildings and improvements, less accumulated depreciation of $315,457 and $281,248, as of June 30, 2020 and December 31, 2019, respectively	1,699,737	1,719,207
Intangible lease assets, less accumulated amortization of $58,853 and $58,659, as of June 30, 2020 and December 31, 2019, respectively	53,902	61,025
Construction in progress	70,019	53,621
Real estate assets held for sale, less accumulated depreciation and amortization of $80,543 as of December 31, 2019	—	214,956
Total real estate assets	2,694,010	2,919,161
Operating lease assets	29,897	29,470
Investments in unconsolidated joint ventures	1,088,126	1,054,460
Cash and cash equivalents	277,677	12,303
Tenant receivables	4,230	2,464
Straight-line rent receivable	83,239	77,330
Prepaid expenses and other assets	39,243	21,484
Intangible lease origination costs, less accumulated amortization of $33,679 and $33,731, as of June 30, 2020 and December 31, 2019, respectively	24,906	27,971
Deferred lease costs, less accumulated amortization of $18,836 and $16,732, as of June 30, 2020 and December 31, 2019, respectively	80,555	76,385
Other assets held for sale, less accumulated amortization of $10,222 as of December 31, 2019	—	23,917
Goodwill (Note 3)	63,806	—
Total assets	$4,385,689	$4,244,945
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,777 and $2,084, as of June 30, 2020 and December 31, 2019, respectively	$949,223	$781,916
Bonds payable, net of discounts of $1,033 and $1,124 and unamortized deferred financing costs of $3,255 and $3,552, as of June 30, 2020 and December 31, 2019, respectively	695,712	695,324
Operating lease liabilities	2,783	2,186
Accounts payable, accrued expenses, and accrued capital expenditures	93,122	70,845
Dividends payable	—	24,209
Deferred income	17,658	16,955
Intangible lease liabilities, less accumulated amortization of $13,577 and $15,127, as of June 30, 2020 and December 31, 2019, respectively	18,689	21,839
Liabilities held for sale	—	3,054
Total liabilities	1,777,187	1,616,328
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,464,247 and 115,280,597 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	1,145	1,153
Additional paid-in capital	4,371,233	4,392,322
Cumulative distributions in excess of earnings	(1,806,071)	(1,769,234)
Cumulative other comprehensive loss	(21,985)	(1,101)
Total stockholders' equity attributable to Columbia Property Trust	2,544,322	2,623,140
Noncontrolling interest in Columbia Operating Partnership	59,020	—
Noncontrolling interest in consolidated joint venture	5,160	5,477
Total equity	2,608,502	2,628,617
Total liabilities and equity	$4,385,689	$4,244,945
See accompanying notes

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Lease revenues	$68,924	$69,601	$136,931	$141,463
Management fee revenues	10,447	1,898	18,687	3,767
Other property income	—	1,231	7	2,933
	79,371	72,730	155,625	148,163
Expenses:
Property operating costs	21,220	22,750	43,917	47,242
Depreciation	17,379	19,335	35,709	39,739
Amortization	7,405	7,106	14,126	14,567
General and administrative – corporate	11,119	8,180	22,901	16,604
Management fee expense	9,231	—	16,176	—
General and administrative – joint venture	—	838	—	1,647
Acquisition costs (Note 3)	358	—	12,439	—
	66,712	58,209	145,268	119,799
Other Income (Expense):
Interest expense	(9,522)	(10,897)	(19,077)	(22,992)
Interest and other income (expense)	(154)	—	(312)	1
Income tax benefit (expense)	185	(9)	2,428	(16)
Income from unconsolidated joint ventures	1,890	2,214	4,546	3,985
Gain on sale of real estate assets	17	41,918	13,361	41,918
	(7,584)	33,226	946	22,896
Net income	5,075	47,747	11,303	51,260
Less: net (income) loss attributable to noncontrolling interest in Columbia Operating Partnership	(126)	—	(197)	—
Less: net (income) loss attributable to noncontrolling interest in consolidated joint venture	136	—	269	—
Net income attributable to common stockholders	$5,085	$47,747	$11,375	$51,260
Per-Share Information – Basic:
Net income	$0.04	$0.41	$0.10	$0.44
Weighted-average common shares outstanding – basic	113,903	116,509	114,187	116,486
Per-Share Information – Diluted:
Net income	$0.04	$0.41	$0.10	$0.44
Weighted-average common shares outstanding – diluted	113,903	116,823	114,193	116,776
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,075	$47,747	$11,303	$51,260
Market value adjustments to interest rate swaps	(1,518)	(2,604)	(21,511)	(4,035)
Comprehensive income (loss)	3,557	45,143	$(10,208)	$47,225
Less: market value adjustments to interest rate swaps	42	—	627	—
Less: net (income) loss attributable to noncontrolling interest in Columbia Operating Partnership	(126)	—	(197)	—
Less: net (income) loss attributable to noncontrolling interest in consolidated joint venture	136	—	269	—
Comprehensive income (loss) attributable to common stockholders	$3,609	$45,143	$(9,509)	$47,225
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, March 31, 2020	114,413	$1,144	$4,369,155	$(1,787,119)	$(20,509)	$2,562,671	$56,465	$5,251	$2,624,387
Repurchases of common stock	—	—	—	—	—	—	—	—	—
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	51	1	2,078	—	—	2,079	3,156	—	5,235
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,037)	—	(24,037)	(685)	—	(24,722)
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	45	45
Distributions to consolidated joint venture partner	—	—	—	—	—	—	—	—	—
Allocation of net income	—	—	—	5,085	—	5,085	126	(136)	5,075
Market value adjustment to interest rate swap	—	—	—	—	(1,476)	(1,476)	(42)	—	(1,518)
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502

	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Common stock issued to employees and directors, and amortized (net of income tax withholdings)	378	4	2,175	—	—	2,179	5,514	—	7,693
Distributions to common stockholders and Operating Partnership Unit holders ($0.42 per share/unit)	—	—	—	(48,212)	—	(48,212)	(1,370)	—	(49,582)
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	61	61
Distributions to consolidated joint venture partner and Operating Partnership Unit holders	—	—	—	—	—	—	—	(109)	(109)
Allocation of net income	—	—	—	11,375	—	11,375	197	(269)	11,303
Market value adjustment to interest rate swap	—	—	—	—	(20,884)	(20,884)	(627)	—	(21,511)
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND SIX MONTHS ENDED June 30, 2019 (UNAUDITED)
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

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$11,303	$51,260
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(5,698)	(8,201)
Noncash operating lease expense	171	424
Depreciation	35,709	39,739
Amortization	11,345	12,315
Noncash compensation expense	9,894	3,641
Noncash interest expense	1,285	1,282
Income from unconsolidated joint ventures	(4,546)	(3,985)
Distributions of earnings from unconsolidated joint ventures	14,038	13,526
Gain on sale of real estate assets	(13,361)	(41,918)
Market value adjustment to investment in Real Estate Funds	387	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase (decrease) in tenant receivables, net	(1,610)	603
Increase in prepaid expenses and other assets	(10,654)	(2,087)
Decrease in accounts payable and accrued expenses	(2,611)	(3,786)
Increase (decrease) in deferred income	(1,277)	703
Net cash provided by operating activities	44,375	63,516
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	250,839	193,912
Normandy Acquisition (Note 3)	(13,971)	—
Prepaid transaction costs and earnest money	—	(14,216)
Capital improvement and development costs	(34,451)	(35,212)
Deferred lease costs paid	(5,929)	(2,773)
Investments in unconsolidated joint ventures	(49,990)	(9,067)
Investments in Real Estate Funds	(387)	—
Distributions from unconsolidated joint ventures	7,251	6,364
Net cash provided by investing activities	153,362	139,008
Cash Flows From Financing Activities:
Financing costs paid	(154)	(162)
Proceeds from lines of credit and notes payable	347,000	114,000
Repayments of lines of credit and notes payable	(180,000)	(249,000)
Contributions from noncontrolling interest in consolidated joint venture	60	—
Distributions paid to stockholders	(72,421)	(70,098)
Distributions paid to noncontrolling interest in Columbia Operating Partnership	(1,371)	—
Redemptions of common stock	(25,477)	(2,401)
Net cash provided by (used in) financing activities	67,637	(207,661)
Net increase (decrease) in cash and cash equivalents	265,374	(5,137)
Cash and cash equivalents, beginning of period	12,303	17,118
Cash and cash equivalents, end of period	$277,677	$11,981
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020
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
As of June 30, 2020, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 11 were wholly owned and eight were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and Boston. As of June 30, 2020, these operating properties contained 6.2 million rentable square feet and were approximately 97.2% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

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
As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During the three months ended June 30, 2020 and 2019, $2.3 million and $1.0 million, respectively, of interest was capitalized to construction in progress; and during the three months ended June 30, 2020 and 2019, $0.5 million and $0.3 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. During the six months ended June 30, 2020, $5.0 million and $1.9 million, respectively, was capitalized to construction in progress; and during the six months ended June 30, 2020 and 2019, $0.8 million and $0.6 million, respectively, was capitalized to investments in unconsolidated joint ventures.
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
As of June 30, 2020, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying balance sheets. As of December 31, 2019, Cranberry Woods Drive and Pasadena Corporate Park met the aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheets. The sale of Cranberry Woods Drive closed on January 16, 2020; and the sale of Pasadena Corporate Park closed on March 31, 2020.

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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of June 30, 2020.

Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of June 30, 2020 and December 31, 2019, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2020	Gross	$2,481	$110,274	$58,585	$32,266
	Accumulated Amortization	(1,288)	(57,565)	(33,679)	(13,577)
	Net	$1,193	$52,709	$24,906	$18,689
December 31, 2019	Gross	$2,481	$117,203	$61,702	$36,966
	Accumulated Amortization	(1,202)	(57,457)	(33,731)	(15,127)
	Net	$1,279	$59,746	$27,971	$21,839

Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and six months ended June 30, 2020 and 2019, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended June 30, 2020	$42	$3,338	$1,479	$1,554
For the Three Months Ended June 30, 2019	$82	$3,534	$2,020	$1,401
For the Six Months Ended June 30, 2020	$85	$7,038	$3,065	$3,150
For the Six Months Ended June 30, 2019	$164	$7,190	$4,120	$2,827

The net intangible assets and liabilities remaining as of June 30, 2020 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2020	$87	$5,881	$2,817	$2,333
For the years ending December 31:
2021	172	9,328	4,516	3,191
2022	172	7,959	3,429	2,910
2023	172	6,455	2,903	2,336
2024	172	5,594	2,586	1,990
2025	172	4,083	1,921	1,364
Thereafter	246	13,409	6,734	4,565
	$1,193	$52,709	$24,906	$18,689

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
Investments in Real Estate Funds
In connection with the Normandy Acquisition described in Note 3, Transactions, Columbia Property Trust acquired general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners; and the general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of June 30, 2020, investments in the Real Estate Funds of approximately $3.5 million are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. From January 24, 2020 (date of acquisition) through June 30, 2020, Columbia Property Trust recognized an unrealized loss on its investments in Real Estate Funds of approximately $0.4 million, which is recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Goodwill
Goodwill represents purchase price not specifically assigned to assets acquired and liabilities assumed in a business combination. On January 24, 2020, Columbia Property Trust recorded goodwill of $63.8 million in connection with the Normandy Acquisition (see Note 3, Transactions for details). Columbia Property Trust assesses the recoverability of goodwill on an annual basis, and on an interim basis if an event occurs or circumstances change that would indicate that the carrying value of goodwill may be impaired. When indicators of potential impairment exist, Columbia evaluates whether the carrying value of the reporting unit to which the goodwill relates exceeds the reporting unit's estimated fair value. If the reporting unit's carrying value exceeds its estimated fair value, Columbia Property Trust would then perform the same assessment at the enterprise level. If the carrying value of Columbia Property Trust's equity exceeds the estimated fair value of the Company, then goodwill would be reduced, and an impairment loss would be recognized, for the amount of this excess (not to exceed total goodwill). Columbia Property Trust has determined that the carrying value of goodwill is recoverable as of June 30, 2020.

Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of June 30, 2020, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$551
Interest rate contracts	Accounts payable	$22,612	$1,652
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$(1,518)	$(2,604)	$(21,511)	$(4,035)
During the periods presented, no hedge ineffectiveness was required to be recognized into earnings on the interest rate swaps that qualified for hedge accounting treatment.
Noncontrolling Interests
Noncontrolling interests represent the portion of equity in consolidated entities that is owned by third parties. Noncontrolling interests are adjusted for cash contributions and distributions, and for earnings. Such earnings are allocated between the Company and noncontrolling interests using the hypothetical liquidation at book value method pursuant to the terms of the respective ownership agreements, and are reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations.
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
Columbia Property Trust TRS, LLC; Columbia KCP TRS, LLC; Columbia Development TRS 13, LLC; and Columbia Development TRS 87, LLC (collectively, the "TRS Entities") are subsidiaries of the Company and are organized as Delaware limited liability companies. The TRS Entities, among other things, provide services related to asset and property management, construction and development, and other tenant services that Columbia Property Trust, as a REIT, cannot otherwise provide. The Company has elected to treat the TRS Entities as taxable REIT subsidiaries. Columbia Property Trust may perform certain additional, noncustomary services for tenants of its buildings through the TRS Entities; however, earnings of a TRS entity are subject to federal and state income taxes. In addition, for the Company to continue to qualify as a REIT, Columbia Property Trust must limit its investments in taxable REIT subsidiaries to 20% of the value of the total assets. The TRS Entities' deferred tax assets and liabilities represent temporary differences between the financial reporting basis and the tax basis of assets and liabilities based on the enacted rates expected to be in effect when the temporary differences reverse. If applicable, the Company records interest and penalties related to uncertain tax positions as general and administrative expense in the accompanying consolidated statements of operations.
Reclassification
Certain prior-period amounts on our consolidated statement of operations have been reclassified to conform with current-period's presentation: property operating costs includes amounts previously reported as asset and property management fees.
Recent Accounting Pronouncements
In April 2020, the Financial Accounting Standards Board issued guidance on accounting for lease amendments resulting from the economic effects of the COVID-19 pandemic, Topic 842 and Topic 840: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The guidance provides a policy election that allows issuers to account for rent concessions as a continuation of the existing lease, instead of as a lease modification (the "COVID-19 Concession Option") as required under existing GAAP. To be eligible for the COVID-19 Concession Option, aggregate future rent payments cannot be materially more under the amended lease terms than under the original lease terms. Issuers must apply the accounting method selected consistently to leases with similar characteristics and circumstances.
•Rent abatements: Under the COVID-19 Concession Option, revenues are reduced for rent abatements (past and future) in the period of execution, and future straight-line rental income is unchanged. Conversely, without adopting the COVID-19 Concession Option, revenues are reduced for past rents forgiven by writing off the related receivables in the period of execution, and future straight-line income is reduced for future rent reductions. As of June 30, 2020, Columbia Property Trust had not entered into any agreements that fall within the scope of the COVID-19 concession option for rent abatements.
•Rent deferrals: Under the COVID-19 Concession Option, rent deferrals may be accounted for as either (a) payment plans, where rents are billed and revenues are recorded on the same schedule; or as (b) variable lease payments, where revenues are not recognized until the amounts become payable in the future based on the amended terms. Conversely, without adopting the COVID-19 Concession option, revenues are recorded on the same schedule, however, deferred rents are recharacterized as straight-line rent receivables until payable. Columbia Property Trust has elected to account for rent deferrals as a lease modification under existing GAAP. As of June 30, 2020, Columbia Property Trust has deferred payments of $0.4 million of rents earned in the second quarter of 2020, which are included in straight-line rent receivables.
Accounting Standard Update 2020-04, Reference Rate Reform ("ASC 2020-04"), which was issued on and effective as of March 12, 2020, addresses the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of LIBOR. ASU 2020-04 provides optional guidance that may be elected over time, and includes practical expedients for activities that impact debt, leases, derivatives, and other contracts. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the ASU 2020-04's practical expedients related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap, once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of our interest rate swaps as cash flow hedges in the event that our debt and interest rate swaps are not amended concurrently to reflect a new reference rate. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASU 2020-04 did not have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.
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
•Upon qualifying for the exemption above, replacing the previous requirement to include condensed consolidating financial information in the registrant's (parent guarantor's) financial statements with a requirement to include certain summarized financial information (Alternative Disclosures) in either the registrant's financial statement footnotes or in its Management’s Discussion and Analysis.
Our Bonds Payable (see Note 6, Bonds Payable) were issued by Columbia OP, and are fully and unconditionally guaranteed by Columbia Property Trust and by no other party. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. Therefore, upon adopting SEC Release No. 33-10762 in the first quarter of 2020, we are providing Alternative Disclosures within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.

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
In addition, approximately $24.4 million will be recorded as compensation expense over the next four years based on the vesting periods of the respective Preferred OP Units. During the six months ended June 30, 2020, Columbia Property Trust incurred $12.4 million of transaction costs related to the Normandy Acquisition, which include legal, advisory, and other professional services fees and are reflected as acquisition costs on the accompanying consolidated statements of operations. For the period from January 24, 2020 through June 30, 2020, Columbia Property Trust recognized additional revenues of $12.2 million and net income, excluding the impact of acquisition costs, of $1.4 million as a result of the Normandy Acquisition.
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
Terminal Warehouse Joint Venture
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $639.1 million as of June 30, 2020. The loan matures on October 23, 2020, with a one-year extension option. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.

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
Pro Forma Financial Information
The following unaudited pro forma statement of operations presented for the three and six months ended June 30, 2019, has been prepared for Columbia Property Trust to give effect to the acquisitions of 201 California Street and 101 Franklin Street as if the acquisitions had occurred on January 1, 2018. The following unaudited pro forma financial information for Columbia Property Trust has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2018 (in thousands):

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Revenues	$76,953	$156,610
Net income attributable to common stockholders of Columbia Property Trust	$50,271	$55,707

Real Estate Dispositions
During 2020 and 2019, Columbia Property Trust sold the following properties, or partial interests in properties, of unconsolidated joint ventures. Additional information for certain of the disposition transactions is provided below the table.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain (loss) on Sale (in thousands)
2020
Pasadena Corporate Park	Los Angeles, CA	March 31, 2020	100%	$78,000	$(67)
Cranberry Woods Drive	Pittsburgh, PA	January 16, 2020	100%	$180,000	$13,428
2019
Lindbergh Center	Atlanta, GA	September 26, 2019	100%	$187,000	$—
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100%	$227,500	$42,030
(1)Exclusive of transaction costs and price adjustments.

Pasadena Corporate Park
On March 31, 2020, Columbia Property Trust closed on the sale of Pasadena Corporate Park for a gross sales price of $78.0 million, exclusive of transaction costs, resulting in a loss on sale of $67,000. Columbia Property Trust recognized an impairment loss of $20.6 million related to this property in the fourth quarter of 2019. The proceeds from this transaction were held in cash and cash equivalents.
Cranberry Woods Drive
On January 16, 2020, Columbia Property Trust closed on the sale of Cranberry Woods Drive for a gross sales price of $180.0 million, exclusive of transaction costs, resulting in a gain on sale of $13.4 million. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
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

4. Unconsolidated Joint Ventures
As of June 30, 2020 and December 31, 2019, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	June 30, 2020	December 31, 2019
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	$135,269	$135,557
University Circle Joint Venture	University Circle	San Francisco	55.00%	279,696	283,633
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	268,042	269,638
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	82,282	87,750
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	230,476	233,196
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.70%	49,119	44,686
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York, NY	8.65%	42,816	—
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	426	—
				$1,088,126	$1,054,460
(1)Includes basis differences. There is an aggregate net difference of $290.6 million and $279.2 million as of June 30, 2020 and December 31, 2019, respectively, between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest on its investment in the 799 Broadway Joint Venture and the Terminal Warehouse Joint Venture: $0.5 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively; and $0.8 million and $0.6 million six months ended June 30, 2020 and 2019, respectively.
(3)Columbia Property Trust owns the following interests in five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds (the "Real Estate Services Joint Ventures"): L&L Normandy Terminal Asset Manager, LLC (67%); L&L Normandy Terminal Development Manager, LLC (50%); L&L Normandy Terminal Property Manager (50%) (collectively, the "Terminal Services Joint Ventures"); WNK Maiden Management (50%); and Maple AB Services, LLC (55%). The Terminal Services Joint Ventures earn fees from providing services to the Terminal Warehouse Joint Venture.
Columbia Property Trust has determined that two of its unconsolidated joint ventures are variable interest entities and the Company is not the primary beneficiary. Therefore, the Company uses the equity method of accounting to record its investment in these joint ventures. For the remaining joint ventures, Columbia Property Trust and its partners have substantive participation rights in the unconsolidated joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust also uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if other-than-temporary, reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of June 30, 2020.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	June 30, 2020	December 31, 2019	June 30, 2020		December 31, 2019	June 30, 2020	December 31, 2019
Market Square Joint Venture	$579,456	$582,747	$324,841	(2)	$324,815	$239,978	$241,719
University Circle Joint Venture	213,505	216,546	—		—	210,534	212,656
333 Market Street Joint Venture	363,083	367,652	—		—	348,947	352,385
114 Fifth Avenue Joint Venture	475,909	485,442	—		—	117,319	127,554
1800 M Street Joint Venture	431,684	437,439	—		—	416,689	421,588
799 Broadway Joint Venture	228,269	201,210	127,536	(3)	109,735	92,542	85,316
Terminal Warehouse Joint Venture	1,049,939	—	635,338	(4)	—	347,679	—
Real Estate Services Joint Ventures	—	—	—		—	—	—
	$3,341,845	$2,291,036	$1,087,715		$434,550	$1,773,688	$1,441,218
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $130.0 million outstanding, net of $2.5 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and capped of 4.00% (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
(4)Reflects $639.1 million outstanding, net of $3.7 million of net unamortized deferred financing costs, on the Terminal Warehouse acquisition loan. The Terminal Warehouse Joint Venture has an interest-only acquisition loan with a total capacity of $650.0 million. The Terminal Warehouse acquisition loan bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on October 23, 2020, with a one-year extension option.

Summarized income statement information for the unconsolidated joint ventures for the three months ended June 30, 2020 and 2019 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2020	2019	2020	2019
Market Square Joint Venture	$12,122	$11,892	$(2,960)	$(3,138)	$(1,509)	$(1,600)
University Circle Joint Venture	11,003	11,644	5,719	6,366	3,145	3,501
333 Market Street Joint Venture	7,122	7,039	3,715	3,742	2,043	2,058
114 Fifth Avenue Joint Venture	10,380	10,174	(2,512)	(2,643)	(1,243)	(1,308)
1800 M Street Joint Venture	9,445	9,342	1,556	1,439	856	791
799 Broadway Joint Venture	—	—	(68)	(138)	(33)	(68)
Terminal Warehouse Joint Venture	9,804	—	(8,361)	—	(723)	—
Real Estate Services Joint Ventures	1,839	—	949	—	515	—
	$61,715	$50,091	$(1,962)	$5,628	$3,051	$3,374
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summarized income statement information for the unconsolidated joint ventures for the six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2020	2019	2020	2019
Market Square Joint Venture	$24,812	$23,228	$(4,954)	$(5,733)	$(2,527)	$(2,924)
University Circle Joint Venture	21,927	22,916	11,434	12,730	6,289	7,001
333 Market Street Joint Venture	14,189	14,093	7,420	7,456	4,081	4,100
114 Fifth Avenue Joint Venture	20,808	21,093	(5,165)	(5,149)	(2,557)	(2,549)
1800 M Street Joint Venture	19,382	18,795	3,308	1,828	1,819	1,005
799 Broadway Joint Venture	—	—	(100)	(664)	(49)	(329)
Terminal Warehouse Joint Venture	12,111	—	(12,102)	—	(1,047)	—
Real Estate Services Joint Ventures	3,714	—	1,887	—	856	—
	$116,943	$100,125	$1,728	$10,468	$6,865	$6,304
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Management Fees
Columbia Property Trust provides services to the following joint ventures, including asset and property management and/or development management. Under the asset and property management agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. Under the development management agreements, Columbia Property Trust oversees the development or redevelopment projects at the joint-venture-owned properties. During the three and six months ended June 30, 2020 and 2019, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Market Square Joint Venture	$599	$579	$1,173	$1,147
University Circle Joint Venture	581	571	1,168	1,145
333 Market Street Joint Venture	213	204	427	411
1800 M Street Joint Venture	691	544	1,246	1,064
799 Broadway Joint Venture	301	—	524	—
	$2,385	$1,898	$4,538	$3,767

For the three and six months ended June 30, 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.8 million and $3.1 million, respectively, which is included in management fee revenues. For the three and six months ended June 30, 2019, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.1 million and $2.2 million, respectively, which is included in other property income.
Asset and property management fees of $0.5 million and $0.6 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.
Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statement of operations.

5. Line of Credit and Notes Payable
As of June 30, 2020 and December 31, 2019, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	June 30, 2020	December 31, 2019
Revolving Credit Facility	$501,000	$334,000
$300 Million Term Loan	300,000	300,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,777)	(2,084)
	$949,223	$781,916
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
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2020 and December 31, 2019, was approximately $945.5 million and $784.1 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2020 and December 31, 2019, was $951.0 million and $784.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the six months ended June 30, 2020 and 2019, Columbia Property Trust made interest payments of approximately $10.1 million and $10.3 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the six months ended June 30, 2020, Columbia Property Trust capitalized interest of $5.8 million, $5.0 million of which was capitalized to construction in progress, and $0.8 million of which was capitalized to investments in unconsolidated joint ventures. During the six months ended June 30, 2019, Columbia Property Trust capitalized interest of $2.5 million, $1.9 million of which was capitalized to construction in progress and $0.6 million of which was capitalized to investments in unconsolidated joint ventures. For the six months ended June 30, 2020, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 3.00%.
Debt Covenants
As of June 30, 2020, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6. Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of June 30, 2020 and December 31, 2019: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $13.7 million were made on the Bonds Payable during both the six months ended June 30, 2020 and 2019. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the

2025 Bonds Payable. As of June 30, 2020, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of June 30, 2020 and December 31, 2019, the estimated fair value of the Bonds Payable was approximately $746.6 million and $734.4 million, respectively, and the related carrying value, net of discounts, as of June 30, 2020 and December 31, 2019 was $699.0 million and $698.9 million, respectively. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.  Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. In January 2020, Columbia Property Trust preleased space to be added to 80 M Street in a vertical expansion project. Columbia is required to fund approximately $64.6 million for construction and tenant improvement allowances related to the new space at 80 M Street. As of June 30, 2020, Columbia Property Trust is obligated to fund $17.3 million related to the Pershing lease at 95 Columbus. As of June 30, 2020, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of June 30, 2020, Columbia Property Trust holds eight properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of June 30, 2020.
As of June 30, 2020, the 799 Broadway Joint Venture has $130.0 million in outstanding borrowings on the Construction Loan, which matures on October 9, 2021. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of June 30, 2020, the remaining equity contribution requirement is $24.6 million, of which $12.2 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of June 30, 2020, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of June 30, 2020, the Company had $4.5 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of June 30, 2020.
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

8. Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). Under the 2019 Stock Repurchase Program, Columbia Property Trust acquired 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million during the six months ended June 30, 2020. As of June 30, 2020, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the six months ended June 30, 2020, Columbia Property Trust granted 299,048 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the six months ended June 30, 2020, Columbia Property Trust granted 353,413 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index. Below is a summary of the employee awards issued under the LTI Plan during the six months ended June 30, 2020:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	374	$20.96	584	$18.86
Granted	299	$20.95	304	$18.02
Converted(3)	33		(33)
Vested	(166)	$21.21	(101)	$18.48
Forfeited	—	$—	(9)	$20.49
Unvested awards – end of period(4)	540	$20.87	745	$18.56
(1)Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.
(2)Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.
(3)Reflects 25% of the 2017 3-year Performance-Based RSUs granted on January 1, 2017, which converted to Time-Based Restricted shares in January 2020 and will vest in January 2021.
(4)As of June 30, 2020, Columbia Property Trust expects approximately 518,000 of the 540,000 unvested restricted stock units to ultimately vest and approximately 714,000 of the 745,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.1%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the six months ended June 30, 2020 and 2019, Columbia Property Trust made the following equity retainer grants:

Date of Grant	Shares	Grant-Date Fair Value
May 12, 2020	46,983	$11.73
March 2, 2020(1)	591	$19.80
May 14, 2019	28,000	$22.13
(1)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.
Stock-Based Compensation Expense
For the three and six months ended June 30, 2020 and 2019, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization of time-based awards	$946	$803	$1,894	$1,687
Amortization of performance-based awards(1)	1,044	680	2,075	1,335
Amortization of Preferred OP unit awards issued in connection with the Normandy Acquisition	3,155	—	5,513	—
Issuance of shares to independent directors	92	619	103	619
Total stock-based compensation expense	$5,237	$2,102	$9,585	$3,641
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
These expenses are included in general and administrative expenses – corporate and management fee expense in the accompanying consolidated statements of operations. As of June 30, 2020 and December 31, 2019, there were $16.7 million and $9.5 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant; and

as of June 30, 2020, there were $18.9 million of unvested Preferred OP unit awards, which vest over three or four years from the time of grant.
9.  Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of June 30, 2020, Columbia Property Trust holds a 97.2% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which the Company is the primary beneficiary. Thus, Columbia Property Trust consolidates the accounts of Columbia OP, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of June 30, 2020, Columbia OP has total assets and liabilities of $4.3 billion and $1.9 billion, respectively.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of June 30, 2020, Franklin Street had total assets and liabilities of $5.2 million and $4.9 million, respectively.

10.  Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Other assets assumed at acquisition	$245	$—
Operating lease liability assumed at acquisition	$1,168	$—
Other liabilities assumed at acquisition	$245	$—
Amortization of net discounts on debt	$90	$90
Accrued transaction costs	$—	$818
Accrued investments in unconsolidated joint ventures	$—	$136
Accrued capital expenditures and deferred lease costs	$15,432	$6,704
Operating lease liability recorded at adoption of ASC 842	$—	$34,791
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(21,511)	$(4,035)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$55,306	$—
Stock-based compensation expense	$9,894	$3,641

11.  Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. As of June 30, 2020, Columbia Property Trust has one ground lease with a remaining lease term of 57.5 years inclusive of renewal options, which is included in operating lease assets of $29.9 million. Payments for all future periods under this ground lease have already been made. Thus, as of June 30, 2020, operating lease liabilities of $2.8 million include only the present value of future payments due under two office leases, with a weighted-average remaining lease term of 2.6 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of June 30, 2020, the weighted-average remaining term for such leases is approximately 6.3 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Fixed payments	$63,460	$63,534	$124,703	$129,051
Variable payments	5,464	6,067	12,228	12,412
Total lease revenues	$68,924	$69,601	$136,931	$141,463

12.  Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia Property Trust also has the following non-lease revenue streams.
Management Fee Revenue
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. For the three months ended June 30, 2020 and 2019, Columbia Property Trust earned management fee revenues of $3.0 million and $1.9 million, respectively; and for the six months ended June 30, 2020 and 2019, Columbia Property Trust earned management fee revenues of $7.3 million and $3.8 million, respectively, under these agreements.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. For the three months ended June 30, 2020 and 2019, Columbia Property Trust earned leasing override fees of $16,700 and $19,000, respectively; and for the six months ended June 30, 2020 and 2019, Columbia Property Trust earned leasing override fees of $31,300 and $22,000, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three and six months ended June 30, 2020, Columbia Property Trust earned construction and development fees of $1.1 million and $1.9 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. For the three months ended June 30, 2020 and 2019, Columbia Property Trust earned salary and other reimbursement revenue of $4.4 million and $1.2 million, respectively; and, for the six months ended June 30, 2020 and 2019, Columbia Property Trust earned salary and other reimbursement revenue of $7.5 million and $2.3 million, respectively. These amounts are included in management fee revenues in 2020, and in other property income in 2019, on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. For the three months ended June 30, 2019, Columbia Property Trust earned miscellaneous revenue of $59,000; and for the six months ended June 30, 2020 and 2019, Columbia Property Trust earned miscellaneous revenue of $7,100 and $235,500, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.

13. Earnings Per Share
For the three and six months ended June 30, 2020 and 2019, in computing the basic and diluted earnings per share, net income has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,085	$47,747	$11,375	$51,260
Distributions paid on unvested shares	(113)	(77)	(226)	(155)
Net income attributable to common stockholders used to calculate basic and diluted earnings per share	$4,972	$47,670	$11,149	$51,105
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted-average common shares – basic	113,903	116,509	114,187	116,486
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	—	100	—	93
Future period LTI Plan awards	—	214	6	197
Weighted-average common shares – diluted	113,903	116,823	114,193	116,776

14. Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of June 30, 2020, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Washington, D.C., Boston, and all other office markets. The all other office markets reportable segment consists of properties in similar low-barrier-to-entry geographic locations in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. Upon selling its remaining properties in Atlanta during 2019 and Los Angeles in March of 2020, Columbia Property Trust has combined Atlanta, Los Angeles, and the all other office markets reportable segment for all periods presented. During the periods presented, there have been no material intersegment transactions.
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

The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New York(1)	$45,632	$38,974	$86,737	$77,670
San Francisco(2)	34,702	28,021	69,503	55,784
Washington, D.C.(3)	14,445	14,462	29,463	28,592
Boston	3,977	3,555	8,126	7,229
All other office markets	—	13,590	2,587	30,650
Total office segments	98,756	98,602	196,416	199,925
Corporate	(420)	825	(793)	1,611
Total operating revenues	$98,336	$99,427	$195,623	$201,536
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2020.
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
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues	$79,371	$72,730	$155,625	$148,163
Operating revenues included in income from unconsolidated joint ventures(1)	29,412	28,595	58,685	57,140
Less: management fee revenue(2)	(10,447)	(1,898)	(18,687)	(3,767)
Total operating revenues	$98,336	$99,427	$195,623	$201,536
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New York(1)	$30,187	$23,680	$55,262	$46,486
San Francisco(2)	24,800	20,407	49,872	40,904
Washington, D.C.(3)	8,418	8,586	17,569	17,039
Boston	2,363	1,875	4,821	3,864
All other office markets	—	11,159	1,525	24,265
Total office segments	65,768	65,707	129,049	132,558
Corporate	(412)	(235)	(684)	(440)
Total NOI	$65,356	$65,472	$128,365	$132,118
(1)Includes NOI for three unconsolidated properties, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2020.
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
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,085	$47,747	$11,375	$51,260
Management fee revenues	(10,447)	(1,898)	(18,687)	(3,767)
Depreciation	17,379	19,335	35,709	39,739
Amortization	7,405	7,106	14,126	14,567
General and administrative – corporate	11,119	8,180	22,901	16,604
Management fee expenses	9,231	—	16,176	—
General and administrative – joint ventures	—	838	—	1,647
Acquisition costs	358	—	12,439	—
Net interest expense	9,676	10,897	19,389	22,991
Income tax expense	(185)	9	(2,428)	16
Adjustments included in income from unconsolidated joint ventures	15,626	15,176	30,529	30,979
Gain on sale of real estate assets	(17)	(41,918)	(13,361)	(41,918)
Adjustments attributable to noncontrolling interests	126	—	197	—
NOI	$65,356	$65,472	$128,365	$132,118

15.  Subsequent Event
In July 2020, the Company terminated a lease with WeWork at 149 Madison in New York and received a termination fee of $6.4 million. As a result of the termination, we assumed full control of the property, including the improvements WeWork had completed to date, and our $18.7 million remaining capital funding obligation was cancelled. The Company also amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million to be applied in 2020, and the remainder to be applied monthly through February 2029 provided the tenant is not in default).

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

Executive Summary
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Response to the COVID-19 outbreak led to aggressive actions to reduce the spread of the disease which seriously disrupted activities in large segments of the economy, including in the regional economies where we operate. As various regions of the country begin to reopen, we are continuing to monitor the COVID-19 outbreak and its impact on our business, tenants, and industry as a whole. We are committed to the health and safety of our employees, tenants, and communities. Because our portfolio is well leased with minimum near term rollover, and our rent collections level remains high, our operating performance has not materially suffered from the COVID-19 pandemic to date. The long-term impact of the pandemic on our tenants and the global economy remains uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic. A continued economic downturn and recession resulting from the pandemic could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition, and results of operations. We have worked closely with our impacted tenants and will continue to address their concerns on a case-by-case basis, seeking arrangements that address cash flow interruptions while maintaining long-term lease obligations. To date, we have executed five rent deferrals totaling $1.3 million(1), and a rent abatement with WeWork for $6.7 million ($0.6 million to be applied in 2020, and the remainder to be applied monthly through February 2029 provided the tenant is not in default).
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
On January 24, 2020, we acquired Normandy, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C., interests in three real estate funds, and contracts to provide real estate services to properties affiliated with those funds. We believe that the acquisition of Normandy will further our strategic initiatives by strengthening our platform with additional development and redevelopment expertise, deal sourcing, and other key capabilities, and by increasing our access to capital through Normandy's investor relationships.
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
As of June 30, 2020, the operating properties in our portfolio are 97.2% leased, with less than 4% of our leases scheduled to expire over the next 12 months. During the first six months of 2020, we leased a total of 87,000 square feet of space, including a lease renewal and expansion for an aggregate 68,200 square feet at 1800 M Street in Washington, D.C. As of June 30, 2020, due to borrowings on our line of credit, which are held as cash on hand at period end, our debt-to-real-estate-asset ratio is 41.7%(2), and approximately 35.2% on a net basis (i.e., reduced for cash on hand)(2). Additionally, 89%(2) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter is 3.10%(1) per annum. Our debt maturities are laddered, coming due over the next six years, and $951.0 million of our unsecured borrowings can be repaid prior to maturity without penalty. From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. During the first six months of 2020, we repurchased 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million. As of June 30, 2020, $143.3 million remains available under our current repurchase program.
(1)Includes our share of deferred rent earned through unconsolidated joint ventures.
(2)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 97.2% leased as of June 30, 2020, and 97.6% leased as of June 30, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total number of leases	5	13	13	26
Square feet of leasing – renewal	46,137	7,210	63,252	11,135
Square feet of leasing – new	5,904	53,721	108,453	117,012
Total square feet of leasing	52,041	60,931	171,705	128,147
Lease term (months)	76	108	148	113
Tenant improvements, per square foot – renewal	$29.62	$90.00	$31.15	$93.40
Tenant improvements, per square foot – new	$81.29	$101.73	$102.76	$95.50
Tenant improvements, per square foot – all leases	$36.67	$100.43	$88.08	$95.38
Leasing commissions, per square foot – renewal	$20.10	$33.25	$19.67	$30.69
Leasing commissions, per square foot – new	$34.72	$21.42	$62.09	$51.56
Leasing commissions, per square foot – all leases	$22.10	$22.73	$53.40	$50.31

Rent leasing spread – renewal(1)	28.5%	(0.5)%	33.1%	(0.3)%
Rent leasing spread – new(1)	26.0%	118.5%	9.8%	73.2%
Rent leasing spread – all leases(1)	28.3%	55.6%	19.9%	60.2%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2020, rent leasing spreads (positive 28.3% and 19.9% for the three and six months ended June 30, 2020, respectively) primarily relate to a 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., a 15,500-square-foot office lease renewal at 650 California Street, a 10,100-square-foot office lease renewal at 221 Main Street, and a new 34,800-square-foot lease at 315 Park Avenue South in New York; and current-year tenant improvements ($36.67 per square foot and $88.08 per square foot for the three and six months ended June 30, 2020, respectively); and leasing commissions ($22.10 per square foot and $53.40 per square foot for the three and six months ended June 30, 2020, respectively) primarily relate to the 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., and a new 59,500-square-foot lease at 80 M Street in Washington, D.C. In 2019, rent leasing spreads were positive (55.6% and 60.2% for the three and six months ended June 30, 2019, respectively). primarily related to a new 5,800-square-foot office lease at 221 Main in San Francisco and a new 3,500-square-foot retail lease at 315 Park Avenue South in New York, offset by other leasing across our portfolio. Tenant improvement costs ($100.43 and $95.38 per square foot for the three and six months ended June 30, 2019, respectively) and lease commissions ($22.73 and $50.31 per square foot for the three and six months ended June 30, 2019, respectively) primarily relate to a new 26,000-

square-foot lease at 116 Huntington and the new 3,500-square-foot retail lease at 315 Park Avenue South in New York. Over the next 12 months, approximately 187,000 square feet of leases at our operating properties (approximately 4.0% of our portfolio, based on revenues) are scheduled to expire.
Rent Collections and Concessions
Our rent collections levels remain close to our pre-COVID-19 collection levels, and we have collected 97.8% of our second quarter of 2020 monthly billings, which reflects the impact of our executed deferrals. Several of our tenants have requested rent relief because of the impact that the COVID-19 pandemic is having on their businesses. As of June 30, 2020, we had executed four rent deferrals totaling $0.5 million, including our share of deferrals made by our unconsolidated joint ventures. On July 1, 2020, we terminated our lease with WeWork at 149 Madison in New York, which resulted in a $6.4 million termination fee, and amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million to be applied 2020, and the remainder to be applied monthly through February 2029 provided the tenant is not in default). As the impact of the pandemic continues, other tenants may request rent relief or seek to renegotiate the terms of their contracts with us, which may adversely affect our operating results and could result in additional lease terminations.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.21 dividend rate for the second quarter of 2020.
We continue to monitor the rapid developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Revolving Credit Facility in late March 2020 and held approximately $277.7 million of cash balances as of June 30, 2020. See Item IA., Risk Factors, for additional information.
Short-Term Liquidity and Capital Resources
During the first six months of 2020, we generated net cash flows from operating activities of $44.4 million, which consist primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders of $72.4 million, which included dividend payments for three quarters ($24.2 million for fourth quarter of 2019 and $48.2 million for the first two quarters of 2020). Dividend payments for the first two quarters of 2020 ($48.2 million) exceeded cash flow from operations for the same period ($44.1 million), primarily due to acquisition costs incurred in connection with the Normandy acquisition ($12.4 million).
During the first six months of 2020, we received $250.8 million in aggregate net sales proceeds from the sale of Cranberry Woods Drive and Pasadena Corporate Park and made net borrowings on our Revolving Credit Facility of $167.0 million. These proceeds were used to fund the Terminal Warehouse Joint Venture ($40.0 million), leasing and capital projects for consolidated and unconsolidated properties ($50.3 million), and redemptions of common stock ($25.5 million). As of June 30, 2020, we had cash on hand of $277.7 million, which includes $200 million of proceeds drawn on our Revolving Credit Facility in late March 2020 in response to the increase in economic uncertainty resulting from the unfolding of the COVID-19 pandemic.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of July 24, 2020, in addition to cash on hand, we have access to additional borrowings of

$149.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets; however, due to the amount of cash on hand as of June 30, 2020, our debt-to-real-estate-asset ratio was approximately 41.7% on a gross basis, and approximately 35.2% on a net basis (i.e., reduced for cash on hand). Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable-rate indebtedness may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. LIBOR is expected to be discontinued at the end of 2021. The anticipated discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. When LIBOR is discontinued as anticipated, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of June 30, 2020, we had $501.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Bonds Payable
We have two series of bonds outstanding as of June 30, 2020:
•$350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value, which require semi-annual interest payments in April and October (the "2025 Bonds Payable").
•$350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value, which require semi-annual interest payments in February and August (the "2026 Bonds Payable").
Columbia OP is the issuer of our Bonds Payable, both series of which are fully and unconditionally guaranteed by Columbia Property Trust. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia

OP in its consolidated financial statements. The primary differences between Columbia Property Trust and Columbia OP are as follows: Columbia Property Trust owns one property directly and has made intercompany loans to subsidiaries of Columbia OP, and Columbia Property Trust – the publicly traded entity – issues publicly traded common stock to investors (including employees), and has engaged in share repurchases from time to time. Columbia Property Trust has contributed the substantial majority of proceeds from sales of its common stock to Columbia OP.
Columbia Property Trust guarantees of Columbia OP’s obligations under the Bonds Payable include the punctual payments of principal, premium, if any, and interest on the Bonds Payable, whether at stated maturity, by declaration of acceleration, call for redemption, or otherwise. The obligations of Columbia Property Trust under its guarantees is limited to the amount necessary to prevent such guarantees from constituting a fraudulent transfer or conveyance under applicable law. The Bonds Payable are Columbia OP’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness; Columbia Property Trust’s guarantees of the Bonds Payable are its senior unsecured obligations and rank equally in right of payment with all of Columbia Property Trust’s other existing and future senior unsecured indebtedness and guarantees.
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

Balance Sheet Information:
		June 30, 2020	December 31, 2019
Total assets		$4,289,684	$3,991,256
Total liabilities		$1,773,915	$1,611,957
Noncontrolling interests		$64,180	$5,477

Statement of Operations Information:
	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020	For the Year Ended December 31, 2019
Total revenues	$76,331	148,896	$260,453
Total expenses	$64,410	140,712	$268,204
Net income (loss)	$4,511	9,481	$(1,052)
Net income attributable to noncontrolling interests	$10	72	$133
Net income (loss) attributable to common stockholders	$4,521	9,553	$(919)

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of June 30, 2020. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.

Contractual Commitments and Contingencies
As of June 30, 2020, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations(1)	$1,936,645	$55,280	$214,615	$966,750	$700,000
Interest obligations on debt(1)(2)	229,884	29,768	106,633	67,495	25,988
Operating lease obligations(3)	1,168,380	3,625	14,093	13,432	1,137,230
Total	$3,334,909	$88,673	$335,341	$1,047,677	$1,863,218
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $639.1 million loan, which has a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on October 23, 2020. The 799 Broadway Joint Venture (49.7% ownership) has $130.0 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%; and matures on October 9, 2021. As of June 30, 2020, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $12.2 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of June 30, 2020. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of June 30, 2020, our portfolio of 15 operating properties was approximately 97.2% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

Acquisitions
Property	Location	% Acquired	Rentable Square Feet	Transaction Date	Purchase Price(1) (in thousands)
2020
Terminal Warehouse	New York, NY	8.65%	1,230,000	March 13, 2020	$40,048	(2)
2019
201 California Street	San Francisco, CA	100.0%	252,000	December 9, 2019	$238,900
101 Franklin Street	New York, NY	92.5%	235,000	December 2, 2019	$205,500	(2)
(1)Exclusive of transaction costs and purchase price adjustments.
(2)Purchase price is for our partial interests in the property, which is owned through an unconsolidated joint venture. Please refer to Note 3, Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.

Our operating results are also impacted by the Normandy Acquisition, which closed on January 24, 2020. As a result of the transaction, the Company acquired an operating platform, interests in the Real Estate Funds, and contracts to earn fees for providing management services to properties affiliated with the Real Estate Funds.

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

Comparison of the Three Months Ended June 30, 2020 With the Three Months Ended June 30, 2019
Lease revenues were relatively stable at $68.9 million for the three months ended June 30, 2020, and $69.6 million for the three months ended June 30, 2019, as the impact of dispositions ($13.6 million) is offset by additional revenues from leasing activity ($7.5 million) and the acquisition of 201 California Street ($5.6 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $10.4 million for the three months ended June 30, 2020, which represents an increase as compared with $1.9 million for the three months ended June 30, 2019, due to the Normandy Acquisition in January 2020. In connection with the Normandy Acquisition, we acquired contracts to provide management services to properties affiliated with the Real Estate Funds. Management fee revenues include $4.3 million of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $1.2 million for the three months ended June 30, 2019, relating primarily to reimbursements for management fee administration costs, which were moved to management fee revenues beginning in the first quarter of 2020. Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $21.2 million for the three months ended June 30, 2020, which represents a slight decrease as compared with $22.8 million for the three months ended June 30, 2019, as the impact of recent dispositions ($2.2 million) and moving expenses for reimbursed management fee administration costs to management fee expenses beginning in the first quarter of 2020 ($1.3 million), are offset by the acquisition of 201 California Street ($2.2 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $17.4 million for the three months ended June 30, 2020, which represents a decrease as compared with $19.3 million for the three months ended June 30, 2019, as the impact of recent dispositions ($3.9 million) was partially offset by the acquisition of 201 California Street ($1.7 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $7.4 million for the three months ended June 30, 2020, which represents an increase as compared with $7.1 million for the three months ended June 30, 2019, as the impacts of the acquisition of 201 California Street ($1.5 million) and recent leasing activity ($0.7 million) are partially offset by the impact of recent dispositions ($1.8 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $11.1 million for the three months ended June 30, 2020, which represents an increase as compared with $8.2 million for the three months ended June 30, 2019, primarily due to the vesting of the Preferred OP Units issued as consideration for the Normandy Acquisition. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
Management fee expense of $9.2 million for the three months ended June 30, 2020, reflects salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds. Future management fee expenses are expected to vary as a result of future investing activities.

General and administrative – joint venture expenses were $0.8 million for the three months ended June 30, 2019. These expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Effective January 1, 2020, such costs are included in management fee expense on the accompanying consolidated statements of operations.
For the three months ended June 30, 2020, we recognized acquisition costs of $0.4 million related to the Normandy Acquisition. These costs include legal, advisory, and other professional services fees related to the acquisition. Future levels of acquisition costs will vary based on future transaction activities.
Interest expense was $9.5 million for the three months ended June 30, 2020, which represents a decrease as compared with $10.9 million for the three months ended June 30, 2019, primarily due to interest capitalization to our development projects. We expect interest expense to increase in the near term due to increased borrowings on our Revolving Credit Facility.
Interest and other income (expense) was $(0.2) million for the three months ended June 30, 2020, which primarily relates to a market value adjustment to our investments in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements). Interest and other income is expected to vary primarily based on future valuation adjustments to our investments in Real Estate Funds.
Income tax benefit was $0.2 million for the three months ended June 30, 2020, as a result of the acquisition expenses, partially offset by management fee revenues recognized by our TRS Entities. We expect income tax benefit to decrease in relation to acquisition expenses in future periods.
Income from the unconsolidated joint ventures was $1.9 million for the three months ended June 30, 2020, which represents a decrease as compared with $2.2 million for the three months ended June 30, 2019. Losses from Terminal Warehouse, which is under development ($0.7 million), are partially offset by income earned from the recently acquired Real Estate Services Joint Ventures ($0.5 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $41.9 million for the three months ended June 30, 2019, for the sale of One & Three Glenlake Parkway. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $5.1 million, or $0.04 per basic and diluted share, for the three months ended June 30, 2020, which represents a decrease as compared with a net income of $47.7 million, or $0.41 per basic and diluted share, for the three months ended June 30, 2019. The decrease is primarily driven by the prior-period gain on sale of real estate ($41.9 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Six Months Ended June 30, 2020 With the Six Months Ended June 30, 2019
Lease revenues were $136.9 million for the six months ended June 30, 2020, which represents a slight decrease as compared with $141.5 million for the six months ended June 30, 2019, as the impact of dispositions ($27.9 million) is partially offset by additional revenues from recent leasing ($12.6 million) and the acquisition of 201 California Street ($11.1 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $18.7 million for the six months ended June 30, 2020, which represents an increase as compared with $3.8 million for the six months ended June 30, 2019, primarily due to the Normandy Acquisition in January 2020. In connection with the Normandy Acquisition, we acquired contracts to provide management services to properties affiliated with the Real Estate Funds. Management fee revenues include $7.5 million of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $7,000 for the six months ended June 30, 2020, which represents a decrease as compared with $2.9 million for the six months ended June 30, 2019, primarily due to moving reimbursements for management fee administration costs to management fee revenues beginning in the first quarter of 2020 ($2.3 million recognized in

2019) and moving lease termination fees to lease revenues beginning in the second quarter of 2019 ($0.4 million recognized in 2019). Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $43.9 million for the six months ended June 30, 2020, which represents a decrease as compared with $47.2 million for the six months ended June 30, 2019, as the impact of recent dispositions ($5.2 million), moving expenses for reimbursed management fee administration costs to management fee expenses beginning in the first quarter of 2020 ($1.9 million), and reduced third-party management fees in the current period ($0.3 million) are offset by the acquisition of 201 California Street ($4.3 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $35.7 million for the six months ended June 30, 2020, which represents a decrease as compared with $39.7 million for the six months ended June 30, 2019, as the impact of recent dispositions ($9.1 million) was offset by the acquisition of 201 California Street ($3.5 million) and putting various capital projects into service ($1.7 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was relatively stable at $14.1 million for the six months ended June 30, 2020 and $14.6 million for the six months ended June 30, 2019, as the impact of recent dispositions ($3.8 million) are offset by the acquisition of 201 California Street ($3.2 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $22.9 million for the six months ended June 30, 2020, which represents an increase as compared with $16.6 million for the six months ended June 30, 2019, primarily due to the Normandy Acquisition: $5.5 million related to vesting of the Preferred OP Units issued as consideration for the transaction, and $1.0 million related to increased payroll costs. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
Management fee expense of $16.2 million for the six months ended June 30, 2020, reflects salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds. Future management fee expenses are expected to vary as a result of future investing activities.
General and administrative – joint venture expenses were $1.6 million for the six months ended June 30, 2019. These expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Effective January 1, 2020, such costs are included in management fee expense on the accompanying consolidated statements of operations.
For the six months ended June 30, 2020, we recognized acquisition costs of $12.4 million related to the Normandy Acquisition. These costs include legal, advisory, and other professional services fees related to the acquisition. Future levels of acquisition costs will vary based on future transaction activities.
Interest expense was $19.1 million for the six months ended June 30, 2020, which represents a decrease as compared with $23.0 million for the six months ended June 30, 2019. The decrease results from interest capitalization on our development projects ($3.2 million) and lower rates on unsecured borrowings ($0.7 million). We expect interest expense to increase in the near term due to increased borrowings on our Revolving Credit Facility.
Interest and other income (expense) was $(0.3) million for the six months ended June 30, 2020, which represents a decrease as compared with $1,000 for the six months ended June 30, 2019. The current period amount primarily relates to the market value adjustment to our investment in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements). Interest and other income is expected to vary primarily based on future valuation adjustments to our investments in Real Estate Funds.
Income tax benefit was $2.4 million for the six months ended June 30, 2020, as a result of the acquisition expenses which are incurred by our TRS Entities. We expect income tax benefit to decrease in relation to acquisition expenses in future periods.
Income from the unconsolidated joint ventures was $4.5 million for the six months ended June 30, 2020, which represents an increase, as compared with $4.0 million for the six months ended June 30, 2019. Additional income earned from the recently acquired Real Estate Services Joint Ventures ($0.9 million) and from leasing activity at properties owned through our unconsolidated joint ventures ($0.5 million), is offset by current-period losses from Terminal Warehouse, which is under development ($1.0 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.4 million for the six months ended June 30, 2019, for the sale of Cranberry Woods Drive, and we recognized a gain on sale of real estate assets of $41.9 million for the six months ended June 30, 2020, for the sale of One & Three Glenlake Parkway. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $11.4 million, or $0.10 per basic and diluted share, for the six months ended June 30, 2020, which represents a decrease as compared with a net income of $51.3 million, or $0.44 per basic and diluted share, for the six months ended June 30, 2019. The decrease is primarily driven by the year-over-year gain on sales of real estate ($28.5 million) and acquisition costs related to the current-year Normandy Acquisition, net of the related tax benefits ($8.5 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of June 30, 2020, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
New York(1)	$30,187	$23,680	$55,262	$46,486
San Francisco(2)	24,800	20,407	49,872	40,904
Washington, D.C.(3)	8,418	8,586	17,569	17,039
Boston	2,363	1,875	4,821	3,864
All other office markets	—	11,159	1,525	24,265
Total office segments	65,768	65,707	129,049	132,558
Corporate	(412)	(235)	(684)	(440)
Total NOI	$65,356	$65,472	$128,365	$132,118
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2020.
(2)Includes NOI for two unconsolidated properties, based on our ownership interests: 55.0% for 333 Market Street and University Circle
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
New York
NOI increased in the New York market primarily as a result of a lease termination fee earned at 315 Park Avenue South.
San Francisco
NOI increased as a result of the December 2019 acquisition of 201 California Street.
Boston
NOI increased due to leasing at 116 Huntington Avenue (commenced occupancy increased from 88.8% at June 30, 2019 to 100% at June 30, 2020).
All other office markets
NOI decreased as a result of the 2019 sales of Lindbergh Center and One & Three Glenlake in Atlanta, the January 2020 sale of Cranberry Woods Drive in Pittsburgh, and the March 2020 sale of Pasadena Corporate Park in suburban Los Angeles.

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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,085	$47,747	$11,375	$51,260
Adjustments:
Depreciation of real estate assets	17,379	19,335	35,709	39,739
Amortization of lease-related costs	7,405	7,106	14,126	14,567
Depreciation and amortization included in income from unconsolidated joint ventures(1)	13,484	12,502	26,281	25,430
Gain on sale of real estate assets	(17)	(41,918)	(13,361)	(41,918)
NAREIT FFO available to common stockholders	$43,336	$44,772	$74,130	$89,078
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.
The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $2.2 million and $3.6 million for the three months ended June 30, 2020 and 2019, respectively; and $5.5 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $0.8 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively; and $1.4 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(1.4) million and $(1.1) million for the three months ended June 30, 2020 and 2019, respectively; and $(2.8) million and $(2.3) million for the six months ended June 30, 2020 and 2019. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(3.0) million and $(2.5) million for the three months ended June 30, 2020 and 2019, respectively; and $(5.6) million and $(4.9) million for both the six months ended June 30, 2020 and 2019, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for both the three months ended June 30, 2020 and 2019; and $1.3 million for both the three months ended June 30, 2020 and 2019. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended June 30, 2020 and 2019, and $0.8 million for both the six months ended June 30, 2020 and 2019.
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
Quarter to Date
For the three months ended June 30, 2020, we have defined our same-store portfolio as those properties that have been continuously owned and operated since April 1, 2019 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$63,382	$56,056
Other property income	—	1,186
Total revenues	63,382	57,242
Property operating expenses	(19,000)	(20,322)
Same Store NOI – wholly owned properties(1)	44,382	36,920
Same Store NOI – joint venture-owned properties(2)	17,028	17,459
Same Store NOI	61,410	54,379
NOI from acquisitions(3) and development(4)	4,113	(67)
NOI from dispositions(5)	(167)	11,160
NOI	$65,356	$65,472
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following properties acquired since April 1, 2019: 201 California Street, acquired on December 9, 2019.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(5)Reflects activity for the following properties sold since April 1, 2019, for all periods presented: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.
Same Store NOI increased from prior quarter due to a lease termination fee earned at 315 Park Avenue South.

Year to Date
For the six months ended June 30, 2020, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2019 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$123,266	$111,023
Other property income	7	2,723
Total revenues	123,273	113,746
Property operating expenses	(38,593)	(40,860)
Same Store NOI – wholly owned properties(1)	84,680	72,886
Same Store NOI – joint venture-owned properties(2)	34,601	35,178
Same Store NOI	119,281	108,064
NOI from acquisitions(3) and development(4)	7,725	(212)
NOI from dispositions(5)	1,359	24,266
NOI	$128,365	$132,118
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following property acquired since January 1, 2019: 201 California Street, acquired on December 9, 2019.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(5)Reflects activity for the following properties sold since January 1, 2019, for all periods presented: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.
Same Store NOI increased from prior year due to leasing, primarily in our New York market, and a lease termination fee earned at 315 Park Avenue South.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,085	$47,747	$11,375	$51,260
Management fee revenues	(10,447)	(1,898)	(18,687)	(3,767)
Depreciation	17,379	19,335	35,709	39,739
Amortization	7,405	7,106	14,126	14,567
General and administrative – corporate	11,119	8,180	22,901	16,604
Management fee expenses	9,231	—	16,176	—
General and administrative – unconsolidated joint ventures	—	838	—	1,647
Acquisition costs	358	—	12,439	—
Net interest expense	9,676	10,897	19,389	22,991
Income tax expense	(185)	9	(2,428)	16
Adjustments included in income from unconsolidated joint ventures	15,626	15,176	30,529	30,979
Gain on sale of real estate assets	(17)	(41,918)	(13,361)	(41,918)
Adjustments attributable to noncontrolling interests	126	—	197	—
NOI:	$65,356	$65,472	$128,365	$132,118
Same Store NOI – joint venture owned properties(1)	(17,028)	(17,459)	(34,601)	(35,178)
NOI from acquisitions(2) and development(3)	(4,113)	67	(7,725)	212
NOI from dispositions(4)	167	(11,160)	(1,359)	(24,266)
Same Store NOI – wholly owned properties(5)	$44,382	$36,920	$84,680	$72,886
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)Reflects activity for the following properties acquired since January 1, 2019: 201 California Street, acquired on December 9, 2019.
(3)Reflects activity for the following development projects. For projects owned through joint ventures, NOI is included based on our ownership interest, as indicated: 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(4)For the three months ended June 30, 2020 and 2019, reflects activity for the following properties sold since January 1, 2019: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019. For the six months ended June 30, 2020 and 2019, reflects activity for the following properties sold since January 1, 2019: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.
(5)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

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

Subsequent Event
In July 2020, we terminated a lease with WeWork at 149 Madison in New York and received a termination fee of $6.4 million. As a result of the termination, we assumed full control of the property, including the improvements WeWork had completed to date, and our $18.7 million remaining capital funding obligation was cancelled. We also amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million to be applied in 2020, and the remainder to be applied monthly through February 2029 provided the tenant is not in default).

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of June 30, 2020, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of June 30, 2020, we had $501.0 million in outstanding borrowings under the Revolving Credit Facility; $300 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.2 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 2.70% as of June 30, 2020.
Approximately $1,149.0 million of total consolidated debt outstanding as of June 30, 2020, is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2020, these balances incurred interest expense at an average interest rate of 3.44% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $501.0 million of total consolidated debt outstanding as of June 30, 2020, is subject to variable rates. As of June 30, 2020, these balances incurred interest expense at an average interest rate of 1.01% and expire in 2023. An increase or decrease of 100 basis points would have a $5.0 million annual impact on our interest payments.
Our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. The Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $130.0 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $639.1 million note, which bears interest at a floating rate of 5.68% as of June 30, 2020. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was 3.07% at June 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict, as information is rapidly evolving with respect to the duration and severity of the pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition, and stock price will depend on numerous evolving factors, including: the duration and scope of the pandemic; governmental, business, and individuals' actions taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their businesses; the ability of tenants to pay their rental income and any closures of our tenants' facilities, including, without limitation, due to shutdowns and "shelter-in-place" orders that have been requested or mandated by governmental authorities; the effect of the pandemic on our construction, development, and redevelopment activities; and the impact on our employees and any other operational disruptions or difficulties we may face. Any of these factors and risks could materially adversely impact our business, financial condition, results of operations, or stock price.
In addition to the general economic impact of the pandemic, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. Large-scale "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures could cause our retail and restaurant tenants to close for an extended period of time. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. For example, in response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Line of Credit in March 2020 and may need to rely on our lines of credit again in the future, depending on the severity of the pandemic. Several of our tenants have requested rent relief because of the impact of the COVID-19 pandemic on their businesses. As of June 30, 2020, we had executed four rent deferrals totaling $0.5 million, including our share of deferrals made by our unconsolidated joint ventures. In July 2020, we terminated a lease with WeWork at 149 Madison in New York and received a termination fee of $6.4 million. As a result of the termination, we assumed full control of the property, including the improvements WeWork had completed to date, and our $18.7 million remaining capital funding obligation was cancelled. We also amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million to be applied in 2020, and the remainder to be applied monthly through February 2029 provided the tenant is not in default). As the impact of the pandemic continues, other tenants may request rent relief or seek to renegotiate the terms of their contracts with us, which may adversely affect our operating results and could result in additional lease terminations.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended June 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2021.
During the quarter ended June 30, 2020, we did not repurchase any shares under the 2019 Stock Repurchase Program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.  OTHER INFORMATION
(a)During the second quarter of 2020, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.  EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
SECOND QUARTER 2020 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 30, 2020	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer