Form 10-Q
period 2020-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2020-10-29
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2020
or
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

Number of shares outstanding of the registrant's
only class of common stock, as of October 23, 2020: 114,465,006 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q of Columbia Property Trust, Inc. ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Columbia Property Trust intends for all such forward-looking statements presented in this quarterly report on Form 10-Q ("Form 10-Q"), or that management may make orally or in writing from time to time, to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts.
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
•the risks of pandemics or other public health emergencies, including the continued spread and impact of, and the governmental and third-party response to, the COVID-19 pandemic;
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

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2019. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets:
Real estate assets, at cost:
Land	$809,843	$870,352
Buildings and improvements, less accumulated depreciation of $288,522 and $281,248, as of September 30, 2020 and December 31, 2019, respectively	1,537,712	1,719,207
Intangible lease assets, less accumulated amortization of $58,005 and $58,659, as of September 30, 2020 and December 31, 2019, respectively	49,877	61,025
Construction in progress	79,628	53,621
Real estate assets held for sale, less accumulated depreciation and amortization of $46,071 and $80,543, as of September 30, 2020 and December 31, 2019, respectively	208,478	214,956
Total real estate assets	2,685,538	2,919,161
Operating lease assets	39,529	29,470
Investments in unconsolidated joint ventures	1,084,987	1,054,460
Cash and cash equivalents	272,790	12,303
Tenant receivables	2,403	2,464
Straight-line rent receivable	78,374	77,330
Prepaid expenses and other assets	33,105	21,484
Intangible lease origination costs, less accumulated amortization of $34,376 and $33,731, as of September 30, 2020 and December 31, 2019, respectively	23,338	27,971
Deferred lease costs, less accumulated amortization of $17,701 and $16,732, as of September 30, 2020 and December 31, 2019, respectively	71,599	76,385
Other assets held for sale, less accumulated amortization of $2,957 and $10,222, as of September 30, 2020 and December 31, 2019, respectively	15,587	23,917
Goodwill (Note 3)	63,806	—
Total assets	$4,371,056	$4,244,945
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,623 and $2,084, as of September 30, 2020 and December 31, 2019, respectively	$949,377	$781,916
Bonds payable, net of discounts of $988 and $1,124 and unamortized deferred financing costs of $3,102 and $3,552, as of September 30, 2020 and December 31, 2019, respectively	695,910	695,324
Operating lease liabilities	2,487	2,186
Accounts payable, accrued expenses, and accrued capital expenditures	92,149	70,845
Dividends payable	—	24,209
Deferred income	14,075	16,955
Intangible lease liabilities, less accumulated amortization of $11,038 and $15,127, as of September 30, 2020 and December 31, 2019, respectively	16,695	21,839
Liabilities held for sale, less accumulated amortization of $718 and $0 as of September 30, 2020 and December 31, 2019, respectively	4,072	3,054
Total liabilities	1,774,765	1,616,328
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,465,006 and 115,280,597 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	1,145	1,153
Additional paid-in capital	4,373,425	4,392,322
Cumulative distributions in excess of earnings	(1,824,741)	(1,769,234)
Cumulative other comprehensive loss	(20,341)	(1,101)
Total stockholders' equity attributable to Columbia Property Trust	2,529,488	2,623,140
Noncontrolling interest in Columbia Operating Partnership	61,761	—
Noncontrolling interest in consolidated joint venture	5,042	5,477
Total equity	2,596,291	2,628,617
Total liabilities and equity	$4,371,056	$4,244,945
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Lease revenues	$72,452	$68,963	$209,383	$210,426
Management fee revenues	9,632	1,914	28,319	5,681
Other property income	—	1,072	7	4,005
	82,084	71,949	237,709	220,112
Expenses:
Property operating costs	22,021	23,249	65,938	70,491
Depreciation	17,378	19,773	53,087	59,512
Amortization	9,584	7,485	23,710	22,052
Impairment loss on real estate assets	—	23,364	—	23,364
General and administrative – corporate	11,515	7,103	34,416	23,707
Management fee expense	7,785	839	23,961	2,486
Acquisition costs (Note 3)	391	2,437	12,830	2,437
	68,674	84,250	213,942	204,049
Other Income (Expense):
Interest expense	(9,483)	(10,289)	(28,560)	(33,281)
Interest and other income (expense)	(123)	—	(435)	1
Income tax benefit (expense)	(383)	(2)	2,045	(18)
Income from unconsolidated joint ventures	2,002	2,194	6,548	6,179
Gain on sale of real estate assets	—	112	13,361	42,030
	(7,987)	(7,985)	(7,041)	14,911
Net income (loss)	5,423	(20,286)	16,726	30,974
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(191)	—	(388)	—
Less: net loss attributable to noncontrolling interest in consolidated joint venture	135	—	404	—
Net income (loss) attributable to common stockholders	$5,367	$(20,286)	$16,742	$30,974
Per-Share Information – Basic:
Net income (loss)	$0.05	$(0.17)	$0.14	$0.26
Weighted-average common shares outstanding – basic	113,925	116,522	114,099	116,498
Per-Share Information – Diluted:
Net income (loss)	$0.05	$(0.17)	$0.14	$0.26
Weighted-average common shares outstanding – diluted	113,925	116,821	114,099	116,762
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$5,423	$(20,286)	$16,726	$30,974
Market value adjustments to interest rate swaps	1,691	(3,068)	(19,820)	(7,103)
Comprehensive income (loss)	7,114	(23,354)	(3,094)	23,871
Less: market value adjustments to interest rate swaps attributable to noncontrolling interest in Columbia Operating Partnership	(47)	—	580	—
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(191)	—	(388)	—
Less: net loss attributable to noncontrolling interest in consolidated joint venture	135	—	404	—
Comprehensive income (loss) attributable to common stockholders	$7,011	$(23,354)	$(2,498)	$23,871
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502
Common stock at Operating Partnership Units issued to directors and employees, and amortized (net of income tax withholdings)	1	—	2,192	—	—	2,192	3,188	—	5,380
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,037)	—	(24,037)	(685)	—	(24,722)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Allocation of net income	—	—	—	5,367	—	5,367	191	(135)	5,423
Market value adjustment to interest rate swap	—	—	—	—	1,644	1,644	47	—	1,691
Balance, September 30, 2020	114,465	$1,145	$4,373,425	$(1,824,741)	$(20,341)	$2,529,488	$61,761	$5,042	$2,596,291

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Common stock at Operating Partnership Units issued to directors and employees, and amortized (net of income tax withholdings)	379	4	4,367	—	—	4,371	8,702	—	13,073
Distributions to common stockholders and Operating Partnership Unit holders ($0.63 per share/unit)	—	—	—	(72,249)	—	(72,249)	(2,055)	—	(74,304)
Consolidated joint venture partnership interest acquired through investment in Real Estate Funds	—	—	—	—	—	—	—	(109)	(109)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	78	78
Allocation of net income	—	—	—	16,742	—	16,742	388	(404)	16,726
Market value adjustment to interest rate swap	—	—	—	—	(19,240)	(19,240)	(580)	—	(19,820)
Balance, September 30, 2020	114,465	$1,145	$4,373,425	$(1,824,741)	$(20,341)	$2,529,488	$61,761	$5,042	$2,596,291

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

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net income	$16,726	$30,974
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(10,846)	(10,387)
Noncash operating lease expense	243	630
Depreciation	53,087	59,512
Amortization	19,207	18,692
Impairment loss on real estate assets	—	23,364
Noncash compensation expense	15,282	5,177
Noncash interest expense	1,928	1,922
Income from unconsolidated joint ventures	(6,548)	(6,179)
Distributions of earnings from unconsolidated joint ventures	19,082	20,601
Gain on sale of real estate assets	(13,361)	(42,030)
Market value adjustment to investment in Real Estate Funds	578	—
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in operating lease asset	(10,000)	—
Decrease in tenant receivables, net	153	856
Increase in straight-line rent receivables	(827)	—
Decrease (increase) in prepaid expenses and other assets	(4,515)	1,483
Increase in accounts payable and accrued expenses	3,683	270
Decrease in deferred income	(3,842)	(821)
Net cash provided by operating activities	80,030	104,064
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	250,839	375,004
Normandy Acquisition (Note 3)	(13,971)	—
Prepaid transaction costs and earnest money	(5)	(14,815)
Capital improvement and development costs	(48,877)	(49,324)
Deferred lease costs paid	(6,235)	(5,042)
Investments in unconsolidated joint ventures	(54,123)	(12,741)
Investments in real estate-related funds	(1,576)	—
Distributions from unconsolidated joint ventures	11,480	11,264
Net cash provided by investing activities	137,532	304,346
Cash Flows From Financing Activities:
Financing costs paid	(154)	(162)
Proceeds from lines of credit and notes payable	347,000	150,000
Repayments of lines of credit and notes payable	(180,000)	(332,000)
Contributions from noncontrolling interest in consolidated joint venture	78	—
Distributions paid to stockholders	(96,458)	(93,480)
Distributions paid to noncontrolling interest in Columbia Operating Partnership	(2,055)	—
Redemptions of common stock	(25,486)	(2,401)
Net cash provided by (used in) financing activities	42,925	(278,043)
Net increase in cash and cash equivalents	260,487	130,367
Cash and cash equivalents, beginning of period	12,303	17,118
Cash and cash equivalents, end of period	$272,790	$147,485
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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
As of September 30, 2020, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 11 were wholly owned and eight were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and Boston. As of September 30, 2020, these operating properties contained 6.2 million rentable square feet and were approximately 96.3% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

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
As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in unconsolidated joint ventures. During the three months ended September 30, 2020 and 2019, $2.3 million and $0.9 million, respectively, of interest was capitalized to construction in progress; and during the three months ended September 30, 2020 and 2019, $0.5 million and $0.3 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. During the nine months ended September 30, 2020 and 2019, $7.3 million and $2.9 million, respectively, was capitalized to construction in progress; and during the nine months ended September 30, 2020 and 2019, $1.3 million and $0.9 million, respectively, was capitalized to investments in unconsolidated joint ventures.
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis. When the collectability of tenant receivables is not considered probable, the receivable is written-down against lease revenues. In the third-quarter of 2020, $0.4 million of tenant receivables were written-down against lease revenues.

Straight-Line Rent Receivable

Straight-line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized. When the collection of rental billings is not considered probable, tenants are moved to "cash basis billings," at which point the corresponding straight-line rent receivable is written-down against lease revenues, and future revenues are recognized upon receipt of payment. In the third quarter of 2020, approximately $50,000 of straight-line rent receivables were written-down against lease revenues.
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
The following properties met the above-described criteria and were classified as held for sale in the accompanying consolidated balance sheets as of the following dates:

September 30, 2020	December 31, 2019
221 Main Street	Cranberry Woods Drive
Pasadena Corporate Park
On October 8, 2020, the Company contributed 221 Main Street to a joint venture, and simultaneously sold a 45% interest in this joint venture. The sale of Cranberry Woods Drive closed on January 16, 2020, and the sale of Pasadena Corporate Park closed on March 31, 2020. See Note 3, Transactions, for more information regarding these transactions. The major classes of assets and liabilities classified as held for sale as of September 30, 2020 and December 31, 2019, are provided below (in thousands):

	September 30, 2020	December 31, 2019
Real Estate Assets Held for Sale:
Real estate assets, at cost:
Land	$60,509	$57,117
Buildings and improvements, less accumulated depreciation of $44,283 and $80,543, as of September 30, 2020 and December 31, 2019, respectively	146,360	157,701
Intangible lease assets, less accumulated amortization of $1,788 as of September 30, 2020	654	—
Construction in progress	955	138
Total real estate assets held for sale, net	$208,478	$214,956
Other Assets Held for Sale:
Tenant receivables	$64	$156
Straight-line rent receivable	10,839	12,591
Prepaid expenses and other assets	463	334
Intangible lease origination costs, less accumulated amortization of $266 as of September 30, 2020	24	—
Deferred lease costs, less accumulated amortization of $2,691 and $10,222, as of September 30, 2020 and December 31, 2019, respectively	4,197	10,836
Total other assets held for sale, net	$15,587	$23,917
Liabilities Held for Sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$2,960	$1,151
Deferred income	1,019	1,903
Intangible lease liabilities, less accumulated amortization of $718 as of September 30, 2020	93	—
Total liabilities held for sale	$4,072	$3,054

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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of September 30, 2020.
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of September 30, 2020 and December 31, 2019, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2020	Gross	$2,481	$105,401	$57,714	$27,733
	Accumulated Amortization	(1,331)	(56,674)	(34,376)	(11,038)
	Net	$1,150	$48,727	$23,338	$16,695
December 31, 2019	Gross	$2,481	$117,203	$61,702	$36,966
	Accumulated Amortization	(1,202)	(57,457)	(33,731)	(15,127)
	Net	$1,279	$59,746	$27,971	$21,839

Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and nine months ended September 30, 2020 and 2019, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended September 30, 2020	$43	$3,089	$1,433	$1,313
For the Three Months Ended September 30, 2019	$80	$3,423	$1,946	$1,354
For the Nine Months Ended September 30, 2020	$128	$10,127	$4,498	$4,463
For the Nine Months Ended September 30, 2019	$244	$10,613	$6,066	$4,181

The net intangible assets and liabilities remaining as of September 30, 2020 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2020	$44	$2,754	$1,372	$996
For the years ending December 31:
2021	172	9,108	4,484	2,987
2022	172	7,765	3,409	2,757
2023	172	6,284	2,885	2,180
2024	172	5,478	2,575	1,933
2025	172	4,090	1,924	1,367
Thereafter	246	13,248	6,689	4,475
	$1,150	$48,727	$23,338	$16,695

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
Investments in Real Estate Funds
In connection with the Normandy Acquisition described in Note 3, Transactions, Columbia Property Trust acquired general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners; and the general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of September 30, 2020, investments in the Real Estate Funds of approximately $4.3 million are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. From January 24, 2020 (date of acquisition) through September 30, 2020, Columbia Property Trust recognized an unrealized loss on its investments in Real Estate Funds of approximately $0.6 million, which is recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Goodwill
Goodwill represents purchase price not specifically assigned to assets acquired and liabilities assumed in a business combination. On January 24, 2020, Columbia Property Trust recorded goodwill of $63.8 million in connection with the Normandy Acquisition (see Note 3, Transactions for details). Columbia Property Trust assesses the recoverability of goodwill on an annual basis, and on an interim basis if an event occurs or circumstances change that would indicate that the carrying value of goodwill may be impaired. When indicators of potential impairment exist, Columbia evaluates whether the carrying value of the reporting unit to which the goodwill relates exceeds the reporting unit's estimated fair value. If the reporting unit's carrying value exceeds its estimated fair value, then goodwill would be reduced, and an impairment loss would be recognized, for the amount of this excess (not to exceed total goodwill). Columbia Property Trust has determined that the carrying value of goodwill is recoverable as of September 30, 2020.

Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of September 30, 2020, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$551
Interest rate contracts	Accounts payable	$20,921	$1,652
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$1,691	$(3,068)	$(19,820)	$(7,103)
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
Reclassification
Certain prior-period amounts on the consolidated statement of operations have been reclassified to conform with the current-period's presentation: property operating costs include amounts previously reported as asset and property management fees; and management fee expense includes amounts previously reported as general and administrative – joint venture.
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
•Rent abatements: Under the COVID-19 Concession Option, revenues are reduced for rent abatements (past and future) in the period of execution, and future straight-line rental income is unchanged. Conversely, without adopting the COVID-19 Concession Option, revenues are reduced for past rents forgiven by writing down the related receivables in the period of execution, and future straight-line income is reduced for future rent reductions. Columbia Property Trust has elected to account for rent abatements under existing GAAP. Through September 30, 2020, Columbia Property Trust has abated $0.5 million in rental billings, including the Company's proportionate share of rents earned through unconsolidated joint ventures.
•Rent deferrals: Under the COVID-19 Concession Option, rent deferrals may be accounted for as either (a) payment plans, where rents are billed and revenues are recorded on the same schedule; or as (b) variable lease payments, where revenues are not recognized until the amounts become payable in the future based on the amended terms. Conversely, without adopting the COVID-19 Concession option, revenues are recorded on the same schedule, however, deferred rents are recharacterized as straight-line rent receivables until payable. Columbia Property Trust has elected to account for rent deferrals as a lease modification under existing GAAP. Through September 30, 2020, Columbia Property Trust has deferred payments of $2.7 million, including the Company's proportionate share of rents earned through unconsolidated joint ventures.
Accounting Standard Update 2020-04, Reference Rate Reform ("ASC 2020-04"), which was issued on and effective as of March 12, 2020, addresses the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of LIBOR. ASU 2020-04 provides optional guidance that may be elected over time, and includes practical expedients for activities that impact debt, leases, derivatives, and other contracts. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the ASU 2020-04's practical expedients related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap, once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of the Company's interest rate swaps as cash flow hedges in the event that its debt and interest rate swaps are not amended concurrently to reflect a new reference rate. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASU 2020-04 did not have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.
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
Recent Disclosure Pronouncement
The SEC's Final Rule Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant's Securities (the "SEC Release No. 33-10762") was issued on March 2, 2020 and adopted by Columbia Property Trust in the first quarter of 2020. With respect to the disclosure requirements for subsidiary issuers and guarantors of registered debt securities, SEC Release No. 33-10762 amends SEC Rule 3-10 by, among other things:
•Simplifying the criteria that must be met for a parent registrant to qualify for an exemption allowing it to provide summarized financial information in lieu of standalone audited financial statements of the subsidiary issuer, including replacing the requirement that a subsidiary issuer be wholly owned by the parent guarantor with a requirement that the subsidiary issuer be consolidated in the parent guarantor's financial statements.
•Upon qualifying for the exemption above, replacing the previous requirement to include condensed consolidating financial information in the registrant's (parent guarantor's) financial statements with a requirement to include certain summarized financial information (Alternative Disclosures) in either the registrant's financial statement footnotes or in its Management’s Discussion and Analysis.

The Company's Bonds Payable (see Note 6, Bonds Payable) were issued by Columbia OP, and are fully and unconditionally guaranteed by Columbia Property Trust and by no other party. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. Therefore, upon adopting SEC Release No. 33-10762 in the first quarter of 2020, the Company is providing Alternative Disclosures within Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q.

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
In addition, approximately $24.4 million will be recorded as compensation expense over the next four years based on the vesting periods of the respective Preferred OP Units. During the nine months ended September 30, 2020, Columbia Property Trust incurred $12.8 million of transaction costs related to the Normandy Acquisition, which include legal, advisory, and other professional services fees and are reflected as acquisition costs on the accompanying consolidated statements of operations. For the period from January 24, 2020 through September 30, 2020, Columbia Property Trust recognized additional revenues of $19.3 million and net income, excluding the impact of acquisition costs, of $3.3 million as a result of the Normandy Acquisition.

Real Estate Acquisitions

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
2020
Terminal Warehouse	New York, NY	March 13, 2020	8.65%	$40,048	(2)
2019
201 California Street	San Francisco, CA	December 9, 2019	100.00%	$238,900
101 Franklin Street(3)	New York, NY	December 2, 2019	92.50%	$205,500
(1)Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for consolidated properties.
(2)This property is owned through an unconsolidated joint venture. Purchase price is for Columbia Property Trust's partial interest in the property.
(3)Property is owned through a consolidated joint venture.
Terminal Warehouse Joint Venture
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $643.1 million as of September 30, 2020. After executing an extension in July 2020, the loan matures on January 22, 2021, with two six-month extension options. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
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

Purchase Price Allocations for Consolidated Property Acquisitions (in thousands)

	201 California Street	101 Franklin Street(1)
Location	San Francisco, CA	New York, NY
Date Acquired	December 9, 2019	December 2, 2019
Purchase Price:
Land	$77,833	$57,145
Building and improvements	157,513	149,500
Intangible lease assets	13,241	—
Intangible lease origination costs	5,785	—
Intangible below market lease liability	(8,064)	—
Total purchase price	$246,308	$206,645
(1)Owned through a consolidated joint venture, in which Columbia Property Trust owns a 92.5% interest. On January 24, 2020, the Company acquired an additional 0.15% interest in this property through interests in the Real Estate Funds acquired in connection with the Normandy Acquisition described above.
Pro Forma Financial Information
The following unaudited pro forma statement of operations presented for the three and nine months ended September 30, 2019, has been prepared for Columbia Property Trust to give effect to the acquisitions of 201 California Street and 101 Franklin Street as if the acquisitions had occurred on January 1, 2018. The following unaudited pro forma financial information for Columbia Property Trust has been prepared for informational purposes only and is not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2018 (in thousands):

	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Revenues	$76,219	$232,828
Net income (loss) attributable to common stockholders of Columbia Property Trust	$(18,038)	$37,668

221 Main Street – Partial Sale
On October 8, 2020, Columbia Property Trust contributed 221 Main Street to a joint venture and simultaneously sold a 45.0% interest in this joint venture (the "221 Main Street Joint Venture") for a gross sales price of $180.0 million, and anticipates recognizing a gain in the fourth quarter. Following this transaction, Columbia Property Trust owns a 55.0% interest in the 221 Main Street Joint Venture. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable, during the fourth quarter of 2020.

Real Estate Dispositions
During 2020 and 2019, Columbia Property Trust sold the following properties. Additional information for certain of the disposition transactions is provided below the table.

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
Lindbergh Center
On September 26, 2019, Columbia Property Trust closed on the sale of Lindbergh Center, including Lindbergh Center – Retail, for a gross sales price of $187.0 million, exclusive of transaction costs. Columbia Property Trust recognized an impairment loss of $23.4 million related to this property in the third quarter of 2019. $46.0 million of the proceeds from this transaction was used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
One & Three Glenlake Parkway
On April 15, 2019, Columbia Property Trust closed on the sale of One & Three Glenlake Parkway in Atlanta, for a gross sale price of $227.5 million, exclusive of $33.6 million of adjustments for tenant improvements and rent abatements funded at closing, resulting in a gain of $42.0 million. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.

4.    Unconsolidated Joint Ventures
As of September 30, 2020 and December 31, 2019, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	September 30, 2020	December 31, 2019
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	$135,854	$135,557
University Circle Joint Venture	University Circle	San Francisco	55.00%	279,277	283,633
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	266,917	269,638
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	79,305	87,750
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	228,993	233,196
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.70%	50,705	44,686
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York, NY	8.65%	42,898	—
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	1,038	—
				$1,084,987	$1,054,460
(1)Includes basis differences. There are aggregate net differences between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures of $288.1 million and $279.2 million as of September 30, 2020 and December 31, 2019, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest on its investment in the 799 Broadway Joint Venture and the Terminal Warehouse Joint Venture: $0.5 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively; and $1.3 million and $0.9 million during the nine months ended September 30, 2020 and 2019, respectively.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if "other-than-temporary," reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of September 30, 2020.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	September 30, 2020	December 31, 2019	September 30, 2020		December 31, 2019	September 30, 2020	December 31, 2019
Market Square Joint Venture	$574,829	$582,747	$324,854	(2)	$324,815	$240,536	$241,719
University Circle Joint Venture	216,311	216,546	—		—	212,065	212,656
333 Market Street Joint Venture	360,072	367,652	—		—	346,635	352,385
114 Fifth Avenue Joint Venture	469,957	485,442	—		—	111,711	127,554
1800 M Street Joint Venture	427,405	437,439	—		—	414,015	421,588
799 Broadway Joint Venture	240,112	201,210	133,666	(3)	109,735	94,851	85,316
Terminal Warehouse Joint Venture	1,044,557	—	642,385	(4)	—	370,330	—
Real Estate Services Joint Ventures	2,949	—	683		—	2,267	—
	$3,336,192	$2,291,036	$1,101,588		$434,550	$1,792,410	$1,441,218
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $135.6 million outstanding, net of $2.0 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and capped of 4.00% (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
(4)Reflects $643.1 million outstanding, net of $0.7 million of net unamortized deferred financing costs, on the Terminal Warehouse acquisition loan. The Terminal Warehouse Joint Venture has an interest-only acquisition loan with a total capacity of $650.0 million. The Terminal Warehouse acquisition loan bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on January 22, 2021, with two six-month extension options.

Summarized income statement information for the unconsolidated joint ventures for the three months ended September 30, 2020 and 2019 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2020	2019	2020	2019
Market Square Joint Venture	$11,841	$12,195	$(3,365)	$(2,810)	$(1,716)	$(1,433)
University Circle Joint Venture	10,575	10,522	5,334	5,840	2,934	3,212
333 Market Street Joint Venture	7,122	7,039	3,692	3,748	2,031	2,061
114 Fifth Avenue Joint Venture	10,679	10,943	(2,608)	(2,649)	(1,291)	(1,311)
1800 M Street Joint Venture	9,370	9,733	1,329	1,576	731	867
799 Broadway Joint Venture	—	—	(81)	(85)	(40)	(42)
Terminal Warehouse Joint Venture	10,912	—	(4,865)	—	(421)	—
Real Estate Services Joint Ventures	2,943	—	1,995	—	810	—
	$63,442	$50,432	$1,431	$5,620	$3,038	$3,354
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summarized income statement information for the unconsolidated joint ventures for the nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2020	2019	2020	2019
Market Square Joint Venture	$36,653	$35,424	$(8,320)	$(8,543)	$(4,244)	$(4,357)
University Circle Joint Venture	32,503	33,439	16,770	18,569	9,223	10,213
333 Market Street Joint Venture	21,311	21,131	11,111	11,203	6,111	6,161
114 Fifth Avenue Joint Venture	31,486	32,036	(7,773)	(7,798)	(3,848)	(3,860)
1800 M Street Joint Venture	28,753	28,529	4,638	3,403	2,551	1,872
799 Broadway Joint Venture	—	—	(181)	(749)	(90)	(372)
Terminal Warehouse Joint Venture	23,022	—	(16,968)	—	(1,468)	—
Real Estate Services Joint Ventures	6,627	—	3,882	—	1,666	—
	$180,355	$150,559	$3,159	$16,085	$9,901	$9,657
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Management Fees
Columbia Property Trust provides services to the following joint ventures, including asset and property management and/or development management. Under the asset and property management agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. Under the development management agreements, Columbia Property Trust oversees the development or redevelopment projects at the joint-venture-owned properties. During the three and nine months ended September 30, 2020 and 2019, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Market Square Joint Venture	$575	$558	$1,748	$1,705
University Circle Joint Venture	580	610	1,748	1,755
333 Market Street Joint Venture	215	204	642	615
1800 M Street Joint Venture	540	542	1,786	1,606
799 Broadway Joint Venture	—	—	524	—
	$1,910	$1,914	$6,448	$5,681

For the three and nine months ended September 30, 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.8 million and $4.9 million, respectively, which is included in management fee revenues. For the three and nine months ended September 30, 2019, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.0 million and $3.2 million, respectively, which is included in other property income.
Asset and property management fees of $0.4 million and $0.6 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.
Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statements of operations above.

5.    Line of Credit and Notes Payable
As of September 30, 2020 and December 31, 2019, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	September 30, 2020	December 31, 2019
Revolving Credit Facility	$501,000	$334,000
$300 Million Term Loan	300,000	300,000
$150 Million Term Loan	150,000	150,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,623)	(2,084)
	$949,377	$781,916
Columbia Property Trust's amended and restated credit and term loan agreement (the "Credit Agreement") provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the payment of certain fees and the satisfaction of certain other conditions, and (ii) a $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan").

At Columbia Property Trust's option, borrowings under the Credit Agreement bear interest at either (i) the alternate base rate plus an applicable margin based on five stated pricing levels ranging from 0.00% to 0.45% for the Revolving Credit Facility and 0.00% to 0.65% for the $300 Million Term Loan, or (ii) the LIBOR rate, as defined in the credit agreement, plus an applicable margin based on five stated pricing levels ranging from 0.775% to 1.45% for the Revolving Credit Facility and 0.85% to 1.65% for the $300 Million Term Loan, in each case based on Columbia Property Trust's credit rating. The interest rate on the $300 Million Term Loan has been effectively fixed at 2.55% with an interest rate swap agreement, which is designated as a cash flow hedge.
Columbia Property Trust's $150.0 million unsecured term loan matures in July 2022 (the "$150 Million Term Loan") and bears interest, at the Company's option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and the Company's current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2020 and December 31, 2019, was approximately $953.2 million and $784.1 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2020 and December 31, 2019, was $951.0 million and $784.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the nine months ended September 30, 2020 and 2019, Columbia Property Trust made interest payments of approximately $14.9 million and $14.2 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the nine months ended September 30, 2020, Columbia Property Trust capitalized interest of $8.6 million, $7.3 million of which was capitalized to construction in progress, and $1.3 million of which was capitalized to investments in unconsolidated joint ventures. During the nine months ended September 30, 2019, Columbia Property Trust capitalized interest of $3.8 million, $2.9 million of which was capitalized to construction in progress and $0.9 million of which was capitalized to investments in unconsolidated joint ventures. For the nine months ended September 30, 2020, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 2.90%.
Debt Covenants
As of September 30, 2020, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of September 30, 2020 and December 31, 2019: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $20.0 million were made on the Bonds Payable during both the nine months ended September 30, 2020 and 2019. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2020, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2020 and December 31, 2019, the estimated fair value of the Bonds Payable was approximately $735.5 million and $734.4 million, respectively, and the related carrying value, net of discounts, as of September 30, 2020 and December 31, 2019 was $699.0 million and $698.9 million, respectively. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of September 30, 2020, the Company is required to fund an additional $58.6 million for construction and tenant improvement allowances related to a vertical expansion project at 80 M Street in Washington, D.C., and $15.7 million related to lobby and tenant improvement allowances for the Pershing lease at 95 Columbus in Jersey City, New Jersey. As of September 30, 2020, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are in place with joint ventures that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of September 30, 2020, Columbia Property Trust holds eight properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of September 30, 2020.
As of September 30, 2020, the 799 Broadway Joint Venture has $135.6 million in outstanding borrowings on the Construction Loan, which matures on October 9, 2021. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of September 30, 2020, the remaining equity contribution requirement is $22.2 million, of which $11.0 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of September 30, 2020, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of September 30, 2020, the Company had $3.6 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of September 30, 2020.
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

8.    Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). Under the 2019 Stock Repurchase Program, Columbia Property Trust acquired 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million during the nine months ended September 30, 2020. As of September 30, 2020, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the nine months ended September 30, 2020, Columbia Property Trust granted 300,141 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the nine months ended September 30, 2020, Columbia Property Trust granted 353,910 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index and is contingent upon meeting predetermined minimum performance levels. Below is a summary of the employee awards issued under the LTI Plan during the nine months ended September 30, 2020:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	374	$20.96	584	$18.86
Granted	299	$20.92	305	$18.00
Converted(3)	33		(33)
Vested	(166)	$21.21	(101)	$18.49
Forfeited	—	$—	(9)	$20.49
Unvested awards – end of period(4)	540	$20.86	746	$18.55
(1)Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.
(2)Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.
(3)Reflects 25% of the 2017 3-year Performance-Based RSUs granted on January 1, 2017, which converted to Time-Based Restricted shares in January 2020 and will vest in January 2021.
(4)As of September 30, 2020, Columbia Property Trust expects approximately 518,000 of the 540,000 unvested restricted stock units to ultimately vest and approximately 715,000 of the 746,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.1%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the nine months ended September 30, 2020 and 2019, Columbia Property Trust made the following equity retainer grants:

Date of Grant	Shares	Grant-Date Fair Value
May 12, 2020	46,983	$11.73
March 2, 2020(1)	591	$19.80
May 14, 2019	28,000	$22.13
(1)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.
Stock-Based Compensation Expense
For the three and nine months ended September 30, 2020 and 2019, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization of time-based awards	$989	$831	$2,883	$2,519
Amortization of performance-based awards(1)	1,071	704	3,146	2,039
Amortization of Preferred OP unit awards issued in connection with the Normandy Acquisition	3,190	—	8,703	—
Issuance of shares to independent directors	138	—	241	619
Total stock-based compensation expense	$5,388	$1,535	$14,973	$5,177
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
The majority of these expenses are included in general and administrative expenses – corporate and management fee expense in the accompanying consolidated statements of operations. As of September 30, 2020 and December 31, 2019, there were $15.3 million and $9.5 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant; and as of September 30, 2020, there were $15.7 million of unvested Preferred OP unit awards, which vest over three or four years from the time of grant.

9.     Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of September 30, 2020, Columbia Property Trust holds a 97.2% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which the Company is the primary beneficiary. Thus, Columbia Property Trust consolidates the accounts of Columbia OP, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of September 30, 2020, Columbia OP has total assets and liabilities of $4.3 billion and $1.9 billion, respectively.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of September 30, 2020, 101 Franklin Street had total assets and liabilities of $4.5 million and $6.1 million, respectively.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Other assets assumed at acquisition	$245	$—
Operating lease asset and liability assumed at acquisition	$1,168	$—
Other liabilities assumed at acquisition	$245	$—
Amortization of net discounts on debt	$135	$135
Accrued transaction costs	$185	$128
Accrued investments in unconsolidated joint ventures	$—	$163
Accrued capital expenditures and deferred lease costs	$15,724	$12,009
Operating lease liability recorded at adoption of ASC 842	$—	$34,791
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$(19,820)	$(7,103)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$55,306	$—
Stock-based compensation expense	$15,282	$5,177

11.     Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties and office space leases. As of September 30, 2020, Columbia Property Trust has one ground lease at 116 Huntington Avenue in Boston. In August 2020, the Company extended the term of this ground lease to 99 years, expiring in 2119, for a $10.0 million payment. As a result, as of September 30, 2020, Columbia Property Trust's ground lease has a remaining lease term of 98.9 years, inclusive of renewal options, and is included in operating lease assets of $39.5 million. Payments for all future periods under this ground lease have already been made. Thus, as of September 30, 2020, operating lease liabilities of $2.5 million include only the present value of future payments due under two office leases, with a weighted-average remaining lease term of 2.3 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of September 30, 2020, the weighted-average remaining term for such leases is approximately 6.1 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed payments	$65,954	$62,149	$190,657	$191,200
Variable payments	6,498	6,814	18,726	19,226
Total lease revenues	$72,452	$68,963	$209,383	$210,426

12.     Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia Property Trust also has the following non-lease revenue streams.
Management Fee Revenue
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore such fees are recognized ratably over the service period, usually a period of three months. For the three months ended September 30, 2020 and 2019, Columbia Property Trust earned management fee revenues of $4.1 million and $1.9 million, respectively; and for the nine months ended September 30, 2020 and 2019, Columbia Property Trust earned management fee revenues of $11.4 million and $5.7 million, respectively, under these agreements.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. For the three months ended September 30, 2020 and 2019, Columbia Property Trust earned leasing override fees of $253,300 and $52,500, respectively; and for the nine months ended September 30, 2020 and 2019, Columbia Property Trust earned leasing override fees of $284,500 and $74,600, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three and nine months ended September 30, 2020, Columbia Property Trust earned construction and development fees of $0.7 million and $2.6 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. Such reimbursement revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. For the three months ended September 30, 2020 and 2019, Columbia Property Trust earned salary and other reimbursement revenue of $3.6 million and $1.1 million, respectively; and, for the nine months ended September 30, 2020 and 2019, Columbia Property Trust earned salary and other reimbursement revenue of $11.1 million and $3.3 million, respectively. These amounts are included in management fee revenues in 2020, and in other property income in 2019, on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. For the three months ended September 30, 2019, Columbia Property Trust earned miscellaneous revenue of $17,900; and for the nine months ended September 30, 2020 and 2019, Columbia Property Trust earned miscellaneous revenue of $7,100 and $253,300, respectively. These amounts are included in other property income on the accompanying consolidated statements of operations.

13.    Earnings Per Share
For the three and nine months ended September 30, 2020 and 2019, in computing the basic and diluted earnings per share, net income (loss) attributable to common stockholders has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The effect of the conversion of the Preferred OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all income (loss) attributable to the Preferred OP Units is recorded as income (loss) attributable to non-controlling interests, thus is excluded from net income (loss) available to common stockholders. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$5,367	$(20,286)	$16,742	$30,974
Distributions paid on unvested shares	(113)	(77)	(340)	(232)
Net income (loss) attributable to common stockholders used to calculate basic and diluted earnings per share	$5,254	$(20,363)	$16,402	$30,742
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted-average common shares – basic	113,925	116,522	114,099	116,498
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	—	123	—	102
Future period LTI Plan awards	—	176	—	162
Weighted-average common shares – diluted	113,925	116,821	114,099	116,762

14.    Segment Information
Columbia Property Trust establishes operating segments at the property level and aggregates individual properties into reportable segments for high-barrier-to-entry markets and other geographic locations in which Columbia Property Trust has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition and in assessing the ongoing operations and performance of its properties. As of September 30, 2020, Columbia Property Trust had the following reportable segments:  New York, San Francisco, Washington, D.C., Boston, and all other office markets. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically including sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and does not plan to make further investments. Upon selling its remaining properties in Atlanta during 2019 and Los Angeles in March of 2020, Columbia Property Trust has combined Atlanta, Los Angeles, and the all other office markets reportable segment for all periods presented. During the periods presented, there have been no material intersegment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New York(1)	$50,158	$39,439	$136,895	$117,109
San Francisco(2)	33,973	27,866	103,476	83,650
Washington, D.C.(3)	14,143	14,708	43,606	43,300
Boston	3,936	3,380	12,062	10,609
All other office markets	—	12,642	2,587	43,292
Total office segments	102,210	98,035	298,626	297,960
Corporate	(688)	728	(1,481)	2,339
Total operating revenues	$101,522	$98,763	$297,145	$300,299
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2020.
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
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues	$82,084	$71,949	$237,709	$220,112
Operating revenues included in income from unconsolidated joint ventures(1)	29,070	28,728	87,755	85,868
Less: management fee revenue(2)	(9,632)	(1,914)	(28,319)	(5,681)
Total operating revenues	$101,522	$98,763	$297,145	$300,299
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New York(1)	$33,509	$23,235	$88,771	$69,721
San Francisco(2)	24,149	20,495	74,021	61,399
Washington, D.C.(3)	8,014	8,475	25,583	25,514
Boston	2,309	1,700	7,130	5,564
All other office markets	—	10,602	1,525	34,867
Total office segments	67,981	64,507	197,030	197,065
Corporate	(615)	(225)	(1,299)	(665)
Total NOI	$67,366	$64,282	$195,731	$196,400
(1)Includes NOI for three unconsolidated properties, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; and 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2020.
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
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,367	$(20,286)	$16,742	$30,974
Management fee revenues	(9,632)	(1,914)	(28,319)	(5,681)
Depreciation	17,378	19,773	53,087	59,512
Amortization	9,584	7,485	23,710	22,052
Impairment loss	—	23,364	—	23,364
General and administrative – corporate	11,515	7,103	34,416	23,707
Management fee expenses	7,785	839	23,961	2,486
Acquisition costs	391	2,437	12,830	2,437
Net interest expense	9,415	10,289	28,417	33,280
Market value adjustments to investment in Real Estate Funds	192	—	579	—
Income tax expense (benefit)	383	2	(2,045)	18
Adjustments included in income from unconsolidated joint ventures	14,931	15,302	45,718	46,281
Gain on sale of real estate assets	—	(112)	(13,361)	(42,030)
Adjustments attributable to noncontrolling interests	57	—	(4)	—
NOI	$67,366	$64,282	$195,731	$196,400

15.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the partial sale of 221 Main Street, as described in Note 3, Transactions.

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

Executive Summary
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Response to the COVID-19 pandemic led to aggressive actions to reduce the spread of the disease which seriously disrupted activities in large segments of the economy, including in the regional economies where we operate. As some regions of the country have begun to reopen with various restrictions, we are continuing to monitor the COVID-19 pandemic and its impact on our business, tenants, and industry as a whole. We are committed to the health and safety of our employees, tenants, and communities. Because our portfolio is well leased with minimum near-term rollover, and our rent collections level remains high, our operating performance has not materially suffered from the COVID-19 pandemic to date.

The long-term impact of the pandemic on our tenants, demand for office space, and the global economy remains uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic. Sustained work-from-home trends could negatively impact demand for office space in our markets, and consequently could impede our ability to enter into new leases, or to re-lease space as leases rollover. A continued economic downturn and recession could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition, and results of operations as well. We have worked closely with our impacted tenants and will continue to address their concerns on a case-by-case basis, including arrangements that address cash flow interruptions while maintaining long-term lease obligations. Through September 30, 2020, we have deferred and abated rental billings of $2.7 million and $0.5 million, respectively, including our share of deferrals and abatements made by our unconsolidated joint ventures.

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
On January 24, 2020, we acquired Normandy, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C., interests in three real estate funds, and contracts to provide real estate services to properties affiliated with those funds. We believe that the acquisition of Normandy furthers our strategic initiatives by strengthening our platform with additional development and redevelopment expertise, deal sourcing, and other key capabilities, and by increasing our access to capital through Normandy's investor relationships.
Over the past several years, we have undertaken a capital recycling program that has involved selling more than 50 properties in geographically dispersed markets for $4.5 billion, and reinvesting those proceeds in our core markets. In January 2020, we sold Cranberry Woods Drive in Pittsburgh for $180.0 million; and in March 2020, we sold Pasadena Corporate Park in Los Angeles for $78.0 million, which marked the exit of our last non-target market. In March 2020, we also acquired an 8.65% interest in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into a mixed-use retail and office space, for an initial equity contribution of approximately $40.0 million. Lastly, in October 2020, we expanded an existing joint venture relationship by contributing 221 Main Street to a joint venture partnership, and simultaneously selling a 45% interest therein for $180.0 million.
As of September 30, 2020, the operating properties in our portfolio were 96.3% leased, with 7.9% of our leases scheduled to expire over the next 12 months. During the first nine months of 2020, we leased a total of 227,900 square feet of space, including a lease renewal and expansion for an aggregate 68,200 square feet at 1800 M Street in Washington, D.C.

As of September 30, 2020, our debt-to-real-estate-asset ratio was 41.7%(1), and approximately 35.2% on a net basis (i.e., reduced for cash on hand)(1). In October 2020, we used $176.0 million of the proceeds from the partial sale of 221 Main Street to repay borrowings on our Revolving Credit Facility. Additionally, as of September 30, 2020, 89%(1) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter was 3.08%(1) per annum. Our debt maturities are laddered over the next six years, and $951.0 million of our unsecured borrowings can be repaid prior to maturity without penalty.

From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares and return capital to our stockholders. During the first nine months of 2020, we repurchased 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million. As of September 30, 2020, $143.3 million remains available under our current repurchase program.
(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 96.3% leased as of September 30, 2020, and 96.9% leased as of September 30, 2019. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total number of leases	3	12	16	38
Square feet of leasing – renewal	10,374	144,418	73,626	155,553
Square feet of leasing – new	—	39,350	108,453	156,362
Total square feet of leasing	10,374	183,768	182,079	311,915
Lease term (months)	63	105	147	108
Tenant improvements, per square foot – renewal	$15.50	$69.68	$29.95	$70.92
Tenant improvements, per square foot – new	$—	$66.79	$102.76	$90.94
Tenant improvements, per square foot – all leases	$15.50	$69.28	$86.87	$80.77
Leasing commissions, per square foot – renewal	$24.83	$27.95	$20.06	$28.09
Leasing commissions, per square foot – new	$—	$21.78	$62.09	$46.82
Leasing commissions, per square foot – all leases	$24.83	$27.09	$52.92	$37.32

Rent leasing spread – renewal(1)	5.6%	79.6%	31.0%	75.4%
Rent leasing spread – new(1)	—%	54.3%	9.8%	67.3%
Rent leasing spread – all leases(1)	5.6%	77.0%	19.4%	73.3%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2020, rent leasing spreads (19.4% for the nine months ended September 30, 2020) primarily relate to a 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., a 15,500-square-foot office lease renewal at 650 California Street in San Francisco, a 10,100-square-foot office lease renewal at 221 Main Street in San Francisco, and a new 34,800-square-foot lease at 315 Park Avenue South in New York. Current-year tenant improvements ($86.87 per square foot for the nine months ended September 30, 2020) and leasing commissions ($52.92 per square foot for the nine months ended September 30, 2020) primarily relate to the 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., and a new 59,500-square-foot lease at 80 M Street in Washington, D.C. In 2019, rent leasing spreads were positive (77.0% and 73.3% for the three and nine months ended September 30, 2019, respectively) primarily related to a 29,500-square-foot office lease renewal at 218 West 18th Street in New York and a new 15,200-square-foot lease at 650 California Street in San Francisco. Over the next 12 months, approximately 7.9% of the leases in our portfolio are scheduled to expire, based on revenues (no individual tenant comprises more than 2.0%).
Rent Collections and Concessions
Our tenants' businesses and operations have been impacted by the COVID-19 pandemic in a variety of ways. In certain instances, we have provided rent concessions as a temporary measure to address our tenants' near-term cash flow needs. For the second and third quarters, we deferred rents for 10 tenants totaling $2.7 million (1.5% of billings) and abated rents for three tenants totaling $0.5 million (0.2% of billings), including our prorated share of rents earned through unconsolidated joint ventures. Overall, our collections levels remain high and similar to our pre-COVID-19 levels. For the three months ended September 30, 2020, our collection rates are as follows:

Percentage of original billings:	Total	Office	Retail
Collected(1)	97.6%	98.7%	78.8%
Deferred	1.5%	0.8%	13.1%
Abated	0.2%	0.2%	0.2%
Outstanding	0.7%	0.3%	7.9%
Total	100.0%	100.0%	100.0%
(1)We have collected the following percentages of third-quarter 2020 billings currently due to us: total - 99.2%, office - 99.7%, and retail - 88.2%.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.21 dividend rate for the third quarter of 2020.
We continue to monitor the developments around COVID-19 and the related impacts to our business. In response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Revolving Credit Facility in late March 2020. On October 13, 2020, we used $176.0 million of the proceeds from the partial sale of 221 Main Street to repay borrowings on our Revolving Credit Facility, and held remaining cash balances of approximately $270.0 million. See Item IA., Risk Factors, for additional information.
Short-Term Liquidity and Capital Resources
During the first nine months of 2020, we generated net cash flows from operating activities of $80.0 million, which consist primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders and Preferred OP Unit holders of $98.5 million, which included dividend payments for four quarters ($24.2 million for fourth quarter of 2019 and $74.3 million for the first three quarters of 2020).
During the first nine months of 2020, we received $250.8 million in aggregate net sales proceeds from the sale of Cranberry Woods Drive and Pasadena Corporate Park and borrowed net proceeds on our Revolving Credit Facility of $167.0 million. These proceeds were used to fund our investment in the Terminal Warehouse Joint Venture ($40.0 million), leasing and capital projects for consolidated and unconsolidated properties ($69.2 million), and redemptions of common stock ($25.5 million). As of September 30, 2020, we had cash on hand of $272.8 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of October 23, 2020, in addition to cash on hand, we have access to additional borrowings of $325.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets; however, due to the amount of cash on hand as of September 30, 2020, our debt-to-real-estate-asset ratio was approximately 41.7% on a gross basis, and approximately 35.2% on a net basis (i.e., reduced for cash on hand). Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
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
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of September 30, 2020, we had $501.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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

Bonds Payable
We have two series of bonds outstanding as of September 30, 2020:
•$350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value, maturing on April 1, 2025, which require semi-annual interest payments in April and October (the "2025 Bonds Payable").
•$350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value, maturing on August 15, 2026, which require semi-annual interest payments in February and August (the "2026 Bonds Payable").
Columbia OP is the issuer of our Bonds Payable, both series of which are fully and unconditionally guaranteed by Columbia Property Trust. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. The primary differences between Columbia Property Trust and Columbia OP are as follows: Columbia Property Trust owns one property directly and has made intercompany loans to subsidiaries of Columbia OP, and Columbia Property Trust – the publicly traded entity – issues publicly traded common stock to investors (including employees) and has engaged in share repurchases from time to time. Columbia Property Trust has contributed the substantial majority of proceeds from sales of its common stock to Columbia OP.
Columbia Property Trust's guarantees of Columbia OP's obligations under the Bonds Payable include the punctual payments of principal, premium, if any, and interest on the Bonds Payable, whether at stated maturity, by declaration of acceleration, call for redemption, or otherwise. The obligations of Columbia Property Trust under its guarantees are limited to the amount necessary to prevent such guarantees from constituting a fraudulent transfer or conveyance under applicable law. The Bonds Payable are Columbia OP's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness; Columbia Property Trust's guarantees of the Bonds Payable are its senior unsecured obligations and rank equally in right of payment with all of Columbia Property Trust's other existing and future senior unsecured indebtedness and guarantees.
As a result of Columbia Property Trust's guarantees, we are presenting the following summarized financial information (in thousands) for Columbia Property Trust and Columbia OP, pursuant to Rule 13-01 of Regulation S-X, Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. For purposes of the following summarized financial information, transactions between Columbia Property Trust and Columbia OP, presented on a combined basis, have been eliminated, and information for non-guarantor subsidiaries has been excluded.

Balance Sheet Information:
		September 30, 2020	December 31, 2019
Total assets		$4,270,144	$3,991,256
Total liabilities		$1,768,292	$1,611,957
Noncontrolling interests		$66,803	$5,477

Statement of Operations Information:
	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020	For the Year Ended December 31, 2019
Total revenues	$79,162	228,058	$260,453
Total expenses	$66,366	207,079	$268,204
Net income (loss)	$4,991	14,471	$(1,052)
Net income (loss) attributable to noncontrolling interests	$(56)	16	$133
Net income (loss) attributable to common stockholders	$4,935	14,487	$(919)

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of September 30, 2020. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of September 30, 2020, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2020	2021-2022	2023-2024	Thereafter
Debt obligations(1)	$1,939,794	$—	$273,044	$966,750	$700,000
Interest obligations on debt(1)(2)	215,415	14,926	107,006	67,495	25,988
Operating lease obligations(3)	1,166,568	1,813	14,093	13,432	1,137,230
Total	$3,321,777	$16,739	$394,143	$1,047,677	$1,863,218
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $643.1 million loan, which has a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on January 22, 2021. The 799 Broadway Joint Venture (49.7% ownership) has $135.6 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%; and matures on October 9, 2021, with two one-year extension options. As of September 30, 2020, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $11.0 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of September 30, 2020. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
(3)These obligations are related to ground leases at certain properties, including 49.5% of the ground lease obligation at 114 Fifth Avenue, based on our ownership interest in the unconsolidated joint venture that owns that property, as well as our corporate office leases. See Note 11, Leases, of the accompanying consolidated financial statements for additional information. In addition to the amounts shown, certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant.

Results of Operations
Overview
As of September 30, 2020, our portfolio of 15 operating properties was approximately 96.3% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

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

Comparison of the Three Months Ended September 30, 2020 With the Three Months Ended September 30, 2019
Lease revenues were $72.5 million for the three months ended September 30, 2020, which represents a slight increase as compared with $69.0 million for the three months ended September 30, 2019, as the impacts of fees earned in connection with terminating a lease with WeWork at 149 Madison Avenue in July 2020 ($6.3 million), the acquisition of 201 California Street ($5.4 million), and additional revenues from leasing activity ($4.6 million) are offset by dispositions ($12.7 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $9.6 million for the three months ended September 30, 2020, which represents an increase as compared with $1.9 million for the three months ended September 30, 2019, due to the Normandy Acquisition in January 2020. In connection with the Normandy Acquisition, we acquired contracts to provide management services to properties affiliated with the Real Estate Funds. Management fee revenues include $3.5 million of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $1.1 million for the three months ended September 30, 2019, relating primarily to reimbursements for management fee administration costs, which are recorded as management fee revenues beginning in the first quarter of 2020. Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $22.0 million for the three months ended September 30, 2020, which represents a slight decrease as compared with $23.2 million for the three months ended September 30, 2019, as the impact of recent dispositions ($1.9 million) and recording of expenses for reimbursed management fee administration costs as management fee expenses beginning in the first quarter of 2020 ($1.1 million) are offset by the acquisition of 201 California Street ($2.1 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $17.4 million for the three months ended September 30, 2020, which represents a slight decrease as compared with $19.8 million for the three months ended September 30, 2019, as the impact of recent dispositions ($3.9 million) was partially offset by the acquisition of 201 California Street ($1.7 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $9.6 million for the three months ended September 30, 2020, which represents an increase as compared with $7.5 million for the three months ended September 30, 2019, as the impacts of the WeWork lease termination at 149 Madison Avenue ($3.2 million) and the acquisition of 201 California Street ($1.3 million) are partially offset by the impact of recent dispositions ($1.7 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $11.5 million for the three months ended September 30, 2020, which represents an increase as compared with $7.1 million for the three months ended September 30, 2019, primarily due to the Normandy Acquisition: $3.2 million related to vesting of the Preferred OP Units issued as consideration for the transaction, and $1.0 million related to increased payroll costs. General and administrative – corporate expenses are expected to remain at similar levels in the near term.

Management fee expense was $7.8 million for the three months ended September 30, 2020, which represents an increase as compared with $0.8 million for the three months ended September 30, 2019. For the current period, these expenses reflect salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds acquired in the Normandy Acquisition. For the prior period, these expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Future management fee expenses are expected to vary as a function of management fee revenues.
For the three months ended September 30, 2020 and 2019, we recognized acquisition costs of $0.4 million and $2.4 million, respectively, related to the Normandy Acquisition. These costs include legal, advisory, and other professional services fees related to the acquisition. Future levels of acquisition costs will vary based on future transaction activities.
Interest expense was $9.5 million for the three months ended September 30, 2020, which represents a decrease as compared with $10.3 million for the three months ended September 30, 2019, primarily due to interest capitalization to our development projects. We expect interest expense to decrease in the near term due to repayments on our Revolving Credit Facility.
Interest and other income (expense) was $(0.1) million for the three months ended September 30, 2020, which primarily relates to a market value adjustment to our investments in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements). Interest and other income is expected to vary primarily based on future valuation adjustments to our investments in Real Estate Funds.
Income tax expense was $0.4 million for the three months ended September 30, 2020, as a result of the management fee income recognized by our TRS Entities. We expect income tax expense to increase in relation to management fees in future periods.
Income from the unconsolidated joint ventures was $2.0 million for the three months ended September 30, 2020, which represents a slight decrease as compared with $2.2 million for the three months ended September 30, 2019. Losses from Terminal Warehouse, which is under development ($0.4 million) and reduced operating income at our other joint ventures ($0.6 million), are partially offset by income earned from the recently acquired Real Estate Services Joint Ventures ($0.8 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $0.1 million for the three months ended September 30, 2019, related to post-closing adjustments for the sale of One & Three Glenlake Parkway in April 2019. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $5.4 million, or $0.05 per basic and diluted share, for the three months ended September 30, 2020, which represents an increase as compared with a net loss of $20.3 million, or $0.17 per basic and diluted share, for the three months ended September 30, 2019. The increase is primarily driven by the prior-period impairment loss on real estate assets ($23.4 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Nine Months Ended September 30, 2020 With the Nine Months Ended September 30, 2019
Lease revenues were $209.4 million for the nine months ended September 30, 2020, which represents a slight decrease as compared with $210.4 million for the nine months ended September 30, 2019, as the impact of dispositions ($40.5 million) is partially offset by the acquisition of 201 California Street ($16.6 million), current period lease termination fees ($12.8 million), and additional revenues from recent leasing ($10.3 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $28.3 million for the nine months ended September 30, 2020, which represents an increase as compared with $5.7 million for the nine months ended September 30, 2019, primarily due to the Normandy Acquisition in January 2020. In connection with the Normandy Acquisition, we acquired contracts to provide management services to properties affiliated with the Real Estate Funds. Management fee revenues include $11.0 million of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $7,000 for the nine months ended September 30, 2020, which represents a decrease as compared with $4.0 million for the nine months ended September 30, 2019, primarily due to recording reimbursements for management fee administration costs as management fee revenues beginning in the first quarter of 2020 ($3.3 million recognized in 2019) and moving lease termination fees to lease revenues beginning in the second quarter of 2019 ($0.4 million recognized in 2019). Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $65.9 million for the nine months ended September 30, 2020, which represents a decrease as compared with $70.5 million for the nine months ended September 30, 2019, as the impact of recent dispositions ($7.2 million) and recording expenses for reimbursed management fee administration costs as management fee expenses beginning in the first quarter of 2020 ($2.8 million), are offset by the acquisition of 201 California Street ($6.4 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $53.1 million for the nine months ended September 30, 2020, which represents a decrease as compared with $59.5 million for the nine months ended September 30, 2019, as the impact of recent dispositions ($13.0 million) was offset by the acquisition of 201 California Street ($5.0 million) and putting various capital projects into service ($1.6 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $23.7 million for the nine months ended September 30, 2020, which represents an increase as compared with $22.1 million for the nine months ended September 30, 2019, as the impact of the acquisition of 201 California Street ($4.5 million) and termination fees earned from WeWork at 149 Madison Avenue ($3.3 million) are offset by dispositions ($5.6 million) and leasing activity ($0.7 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative – corporate expenses were $34.4 million for the nine months ended September 30, 2020, which represents an increase as compared with $23.7 million for the nine months ended September 30, 2019, primarily due to the Normandy Acquisition: $8.7 million related to vesting of the Preferred OP Units issued as consideration for the transaction, and $1.8 million related to increased payroll costs. General and administrative – corporate expenses are expected to remain at similar levels in the near term.
Management fee expenses were $24.0 million for the nine months ended September 30, 2020, which represents an increase as compared with $2.5 million for the nine months ended September 30, 2019. For the current period, these expenses reflect salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds acquired in the Normandy Acquisition. For the prior period, these expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Future management fee expenses are expected to vary as a function of management fee revenues.
For the nine months ended September 30, 2020 and 2019, we recognized acquisition costs of $12.8 million and $2.4 million related to the Normandy Acquisition, respectively. These costs include legal, advisory, and other professional services fees related to the acquisition. Future levels of acquisition costs will vary based on future transaction activities.
Interest expense was $28.6 million for the nine months ended September 30, 2020, which represents a decrease as compared with $33.3 million for the nine months ended September 30, 2019. The decrease results from interest capitalization on our development projects ($4.7 million). We expect interest expense to decrease in the near term due to repayments on our Revolving Credit Facility.
Interest and other income (expense) was $(0.4) million for the nine months ended September 30, 2020, which represents a decrease as compared with $1,000 for the nine months ended September 30, 2019. The current-period amount primarily relates to the market value adjustment to our investment in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, to the accompanying financial statements). Interest and other income is expected to vary primarily based on future valuation adjustments to our investments in Real Estate Funds.

Income tax benefit was $2.0 million for the nine months ended September 30, 2020, as a result of the acquisition expenses which are incurred by our TRS Entities. We expect income tax benefit to decrease in relation to acquisition expenses in future periods.
Income from the unconsolidated joint ventures was $6.5 million for the nine months ended September 30, 2020, which represents a slight increase, as compared with $6.2 million for the nine months ended September 30, 2019. Additional income earned from the recently acquired Real Estate Services Joint Ventures ($1.7 million) is offset by current-period losses from Terminal Warehouse, which is under development ($1.5 million). We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.4 million for the nine months ended September 30, 2020, for the sale of Cranberry Woods Drive, and we recognized a gain on sale of real estate assets of $42.0 million for the nine months ended September 30, 2019, for the sale of One & Three Glenlake Parkway. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $16.7 million, or $0.14 per basic and diluted share, for the nine months ended September 30, 2020, which represents a decrease as compared with a net income of $31.0 million, or $0.26 per basic and diluted share, for the nine months ended September 30, 2019. The decrease is primarily driven by the year-over-year gain on sales of real estate ($28.6 million) and acquisition costs related to the current-year Normandy Acquisition, net of the related tax benefits ($8.4 million), which are partially offset by the prior-year impairment loss on real estate assets ($23.4 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of September 30, 2020, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties in low-barrier-to-entry geographic locations in which we do not have a substantial presence and do not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
New York(1)	$33,509	$23,235	$88,771	$69,721
San Francisco(2)	24,149	20,495	74,021	61,399
Washington, D.C.(3)	8,014	8,475	25,583	25,514
Boston	2,309	1,700	7,130	5,564
All other office markets	—	10,602	1,525	34,867
Total office segments	67,981	64,507	197,030	197,065
Corporate	(615)	(225)	(1,299)	(665)
Total NOI	$67,366	$64,282	$195,731	$196,400
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2020.
(2)Includes NOI for two unconsolidated properties, based on our ownership interests: 55.0% for 333 Market Street and University Circle.
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
New York
NOI increased in the New York market as a result of lease termination fees earned at 149 Madison Avenue and 315 Park Avenue South and leasing activity (commenced occupancy increased from 96.7% at September 30, 2019 to 98.1% at September 30, 2020).
San Francisco
NOI increased as a result of the December 2019 acquisition of 201 California Street.
Boston
NOI increased due to leasing at 116 Huntington Avenue (commenced occupancy increased from 86.7% at September 30, 2019 to 100% at September 30, 2020).
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
Net income is the most comparable GAAP measure to FFO, NOI, and Same Store NOI. Each of these supplemental performance measures excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures used by other companies.
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
GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,367	$(20,286)	$16,742	$30,974
Adjustments:
Depreciation of real estate assets	17,378	19,773	53,087	59,512
Amortization of lease-related costs	9,584	7,485	23,710	22,052
Impairment loss on real estate assets	—	23,364	—	23,364
Depreciation and amortization included in income from unconsolidated joint ventures(1)	12,795	12,574	39,076	38,004
Gain on sale of real estate assets	—	(112)	(13,361)	(42,030)
NAREIT FFO available to common stockholders	$45,124	$42,798	$119,254	$131,876
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.

The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $5.0 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively; and $10.5 million and $9.7 million for the nine months ended September 30, 2020 and 2019, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $0.5 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively; and $1.9 million and $0.9 million for the nine months ended September 30, 2020 and 2019, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(1.7) million and $(1.1) million for the three months ended September 30, 2020 and 2019, respectively; and $(4.5) million and $(3.4) million for the nine months ended September 30, 2020 and 2019. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(2.9) million and $(2.4) million for the three months ended September 30, 2020 and 2019, respectively; and $(8.5) million and $(7.4) million for both the nine months ended September 30, 2020 and 2019, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for both the three months ended September 30, 2020 and 2019; and $1.9 million for both the nine months ended September 30, 2020 and 2019. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended September 30, 2020 and 2019, and $1.2 million for both the nine months ended September 30, 2020 and 2019.
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
Quarter to Date
For the three months ended September 30, 2020, we have defined our same-store portfolio as those properties that have been continuously owned and operated since July 1, 2019 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$60,653	$56,322
Other property income	—	1,071
Total revenues	60,653	57,393
Property operating expenses	(19,983)	(21,208)
Same Store NOI – wholly owned properties(1)	40,670	36,185
Same Store NOI – joint venture-owned properties(2)	16,284	17,534
Same Store NOI	56,954	53,719
NOI from acquisitions(3) and development(4)	10,467	(39)
NOI from dispositions(5)	(55)	10,602
NOI	$67,366	$64,282
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following properties acquired since July 1, 2019: 201 California Street, acquired on December 9, 2019.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(5)Reflects activity for the following properties sold since July 1, 2019, for all periods presented: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019.

Year to Date
For the nine months ended September 30, 2020, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2019 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$183,919	$167,344
Other property income	7	3,795
Total revenues	183,926	171,139
Property operating expenses	(58,576)	(62,068)
Same Store NOI – wholly owned properties(1)	125,350	109,071
Same Store NOI – joint venture-owned properties(2)	50,885	52,712
Same Store NOI	176,235	161,783
NOI from acquisitions(3) and development(4)	18,192	(251)
NOI from dispositions(5)	1,304	34,868
NOI	$195,731	$196,400
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
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

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to common stockholders	$5,367	$(20,286)	$16,742	$30,974
Management fee revenues	(9,632)	(1,914)	(28,319)	(5,681)
Depreciation	17,378	19,773	53,087	59,512
Amortization	9,584	7,485	23,710	22,052
Impairment loss	—	23,364	—	23,364
General and administrative – corporate	11,515	7,103	34,416	23,707
Management fee expenses	7,785	839	23,961	2,486
Acquisition costs	391	2,437	12,830	2,437
Net interest expense	9,415	10,289	28,417	33,280
Market value adjustment to investment in Real Estate Funds	192	—	579	—
Income tax expense (benefit)	383	2	(2,045)	18
Adjustments included in income from unconsolidated joint ventures	14,931	15,302	45,718	46,281
Gain on sale of real estate assets	—	(112)	(13,361)	(42,030)
Adjustments attributable to noncontrolling interests	57	—	(4)	—
NOI:	$67,366	$64,282	$195,731	$196,400
Same Store NOI – joint venture owned properties(1)	(16,284)	(17,534)	(50,885)	(52,712)
NOI from acquisitions(2) and development(3)	(10,467)	39	(18,192)	251
NOI from dispositions(4)	55	(10,602)	(1,304)	(34,868)
Same Store NOI – wholly owned properties(5)	$40,670	$36,185	$125,350	$109,071
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
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
(4)For the three months ended September 30, 2020 and 2019, reflects activity for the following properties sold since January 1, 2019: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019. For the nine months ended September 30, 2020 and 2019, reflects activity for the following properties sold since January 1, 2019: Pasadena Corporate Park, sold on March 31, 2020; Cranberry Woods Drive, sold on January 16, 2020; Lindbergh Center, sold on September 26, 2019; One & Three Glenlake Parkway, sold on April 15, 2019.
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

Subsequent Event
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report and noted the partial sale of 221 Main Street, as described in Note 3, Transactions.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of September 30, 2020, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of September 30, 2020, we had $501.0 million in outstanding borrowings under the Revolving Credit Facility; $300.0 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.2 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 2.70% as of September 30, 2020.
Approximately $1,149.0 million of total consolidated debt outstanding as of September 30, 2020 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2020, these balances incurred interest expense at an average interest rate of 3.44% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $501.0 million of total consolidated debt outstanding as of September 30, 2020, is subject to variable rates. As of September 30, 2020, these balances incurred interest expense at an average interest rate of 1.01% and expire in 2023. An increase or decrease of 100 basis points would have a $5.0 million annual impact on our interest payments.
Our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. The Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $135.6 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $643.1 million note, which bears interest at a floating rate of 5.68% as of September 30, 2020. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was 3.08% at September 30, 2020.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 11, 2020, the World Health Organization announced that the outbreak of the novel coronavirus (COVID-19) had become a pandemic. Federal, state, and local authorities and health officials implemented aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, and issuing "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures for non-essential businesses. Although many (but not all) of these restrictions have been gradually lifted, it remains unclear whether an initial surge in the level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to a re-imposition of previously lifted business restrictions.
The COVID-19 pandemic and the measures put in place to address it continue to negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition, and stock price will depend on numerous evolving factors, including: the duration and scope of the pandemic; governments', businesses', and individuals' actions taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; changes in demand for office space based on changes in work-from-home trends; the effect on our tenants and their businesses; the ability of tenants to pay their rental income and any closures of our tenants' facilities, including, without limitation, due to shutdowns and "shelter-in-place" orders that have been requested or mandated by governmental authorities; the effect of the pandemic on our construction, development, and redevelopment activities; and the impact on our employees and any other operational disruptions or difficulties we may face. Any of these factors and risks could materially adversely impact our business, financial condition, results of operations, or stock price.

In addition to the general economic impact of the pandemic, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. The imposition of early "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures have caused some of our retail and restaurant tenants to close for an extended period of time or indefinitely, or to operate at significantly reduced capacity. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. For example, in response to the economic uncertainty that has unfolded as a result of COVID-19, we drew down $200.0 million on our Revolving Credit Facility in March 2020 and may need to rely on our lines of credit again in the future, depending on the severity of the pandemic. Several of our tenants have requested rent relief because of the impact of the COVID-19 pandemic on their businesses. Through September 30, 2020, we had executed three rent abatements totaling $0.5 million and 10 rent deferrals totaling $2.7 million, including our share of abatements and deferrals made by our unconsolidated joint ventures. In July 2020, we terminated a lease with WeWork at 149 Madison in New York and received a termination fee of $6.4 million. As a result of the termination, we assumed full control of the property, including the improvements WeWork had completed to date, and our $18.7 million remaining capital funding obligation was cancelled. We also amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million to be applied in 2020, and the remainder to be applied monthly through February 2029, provided the tenant is not in default). As the impact of the pandemic continues, other tenants may request rent relief or seek to renegotiate the terms of their contracts with us, which may adversely affect our operating results and could result in additional lease terminations.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended September 30, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2021.
During the quarter ended September 30, 2020, we did not repurchase any shares under the 2019 Stock Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
(a)During the third quarter of 2020, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.        EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
THIRD QUARTER 2020 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 29, 2020	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer