Form 10-K
period 2020-12-31
COLUMBIA PROPERTY TRUST, INC.
filed 2021-02-18
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2020

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
Suite 500
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
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the common stock of Columbia Property Trust, Inc. held by non-affiliates was
$1,268,450,269 based on the closing price as reported by the New York Stock Exchange.

As of January 31, 2021, 114,871,825 shares of common stock were outstanding.

Registrant incorporates by reference portions of the Columbia Property Trust, Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (Items 10, 11, 12, 13, and 14 of Part III) to be filed prior to April 30, 2021.

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
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work requirements, and similar governmental and private measures taken to combat the spread of COVID-19;
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
•risks relating to reduced demand for, or oversupply of, office space in our markets;
•risks relating to acquisition and disposition activities;
•ability to successfully integrate our operations and employees in connection with the acquisition of Normandy Real Estate Management, LLC ("Normandy");
•ability to realize anticipated benefits and synergies of the acquisition of Normandy;
•amount of the costs, fees, expenses, and charges related to the acquisition of Normandy;
•risks associated with our ability to continue to qualify as a real estate investment trust;
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

PART I
ITEM 1.BUSINESS
General
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes, and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and majority owner (97.2%). Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. Unless otherwise noted herein, references to Columbia Property Trust, "Columbia," the "Company," "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
As of December 31, 2020, the Company owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located primarily in New York, San Francisco, Washington, D.C., and Boston. As of December 31, 2020, the operating properties contained a total of 6.2 million rentable square feet and were approximately 95.6% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in its core markets. On January 24, 2020, we acquired Normandy Real Estate Management ("Normandy"), a leading developer, operator, and investment manager of office and mixed-use assets in New York; Boston; and Washington, D.C. (the "Normandy Acquisition").
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Response to the COVID-19 pandemic led to aggressive actions to reduce the spread of the disease which seriously disrupted activities in large segments of the economy, including in the regional economies where we operate. As some regions of the country have reopened with various restrictions, others have re-imposed previously-lifted restrictions in response to a resurgence of virus cases. We are continuing to monitor the COVID-19 pandemic and its impact on our business, tenants, and industry as a whole. We are committed to the health and safety of our employees, tenants, and communities, and have implemented extensive new cleaning and safety protocols at our properties to safely bring our tenants and employees back to work to the extent possible. Because our portfolio is well leased with minimum near-term rollover, and our rent collections level remains high, our operating performance has not materially suffered from the COVID-19 pandemic to date.
The long-term impact of the pandemic on our tenants, demand for office space, and the global economy remains uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic, the effectiveness and duration of actions taken by authorities to contain the pandemic, and the availability and effectiveness of vaccines or other treatments. We have worked closely with our impacted tenants and will continue to address their concerns on a case-by-case basis, including arrangements that address cash flow interruptions while generally maintaining long-term lease obligations. During the year ended December 31, 2020, we have deferred and abated rental billings of $3.2 million and $0.7 million, respectively, including our share of deferrals and abatements made by our unconsolidated joint ventures.
Real Estate Investment Objectives
We seek to acquire, develop, or redevelop and manage a commercial real estate portfolio that provides the size, quality, and market specialization needed to deliver both income and long-term growth, as measured in total return to our stockholders. Our primary strategic objective is to generate long-term stockholder returns from a combination of steadily growing cash flows and appreciation in our net asset values, through the acquisition and ownership of high-quality office buildings located in high-barrier-to-entry markets. Our value creation and growth strategies are founded in the following:

Targeted Market Strategy
Our portfolio consists of best-in-class office properties located primarily in Central Business Districts ("CBD") within high-barrier costal office markets ("gateway markets"). Notwithstanding the current impact the COVID-19 pandemic is having on the global economy, and on densely populated cities particularly, we believe that gateway markets will provide the greatest opportunity for increasing net income and property values over the long-term. Therefore, our acquisition efforts will continue to focus on select primary markets with strong long-term fundamentals and liquidity, including CBD and urban in-fill locations. We maintain a goal of increasing our presence in our target markets over time to leverage our scale, efficiency, and market knowledge.
New Investment Targets
We look to acquire, develop, or redevelop strategic and premier office assets whose workplace environment appeals to quality tenants in our target markets. We concentrate on office buildings that are competitive within the top tier of their markets or that can be repositioned as such through value-add initiatives. In addition, our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments, with an emphasis on vibrant urban-core locations and best-in-class buildings with broad market appeal over the long-term.
Strong and Flexible Balance Sheet
We are committed to maintaining an investment-grade balance sheet with a strong liquidity profile and proven access to capital. Consistent with our operational strategy and financing objectives, over the long term we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of December 31, 2020, our debt-to-real estate- asset ratio was approximately 33.4% (based on consolidated assets and debt and our proportional share of joint venture assets), and our debt maturities were laddered over the next six years.
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

Transaction Activity
In connection with repositioning our portfolio, and in furtherance of our real estate investment objectives, we have executed the following real estate transactions during 2020, 2019, and 2018. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details.

Acquisitions
Property	Location	% Acquired	Square Feet	Acquisition Date	Purchase Price (in thousands)(1)
2020
Terminal Warehouse	New York, NY	8.65%	1,200,000	March 13, 2020	$40,048	(2)
2019
201 California Street	San Francisco, CA	100.00%	252,000	December 9, 2019	$238,900
101 Franklin Street(3)	New York, NY	92.50%	235,000	December 2, 2019	$205,500
2018
Lindbergh Center – Retail	Atlanta, GA	100.00%	147,000	October 24, 2018	$23,000
799 Broadway	New York, NY	49.70%	182,000	October 3, 2018	$30,200	(2)
(1)     Exclusive of transaction costs and price adjustments.
(2)    Purchase price is for our partial interests in the properties. These properties are owned through unconsolidated joint ventures. Refer to Note 3, Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.
(3)    Property is owned through a consolidated joint venture.

Dispositions
Property	Location	% Sold		Rentable Square Feet	Disposition Date	Sale Price (in thousands)
2020
221 Main Street	San Francisco, CA	45.0%		384,000	October 8, 2020	$180,000	(1)
Pasadena Corporate Park	Los Angeles, CA	100.0%		262,000	March 31, 2020	$78,000
Cranberry Woods Drive	Pittsburgh, PA	100.0%		824,000	January 16, 2020	$180,000
2019
Lindbergh Center	Atlanta, GA	100.0%		1,105,000	September 26, 2019	$187,000
One & Three Glenlake Parkway	Atlanta, GA	100.0%		711,000	April 15, 2019	$227,500
2018
222 East 41st Street	New York, NY	100.0%		390,000	May 29, 2018	$332,500
263 Shuman Boulevard	Chicago, IL	100.0%		354,000	April 13, 2018	$49,000	(2)
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	22.5%	(3)	1,108,000	February 1, 2018	$235,300	(3)
(1)Sale price is for the partial interests in 221 Main Street. After partial sale, the property is owned through an unconsolidated joint venture. Refer to Note 3, Transactions, and Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for more information.
(2)On April 13, 2018, we returned 263 Shuman Boulevard to the lender in settlement of the related $49.0 million mortgage note.
(3)On February 1, 2018, we sold an additional 22.5% interest in both University Circle and 333 Market Street to our joint venture partner, Allianz for $235.3 million, as described in Note 3, Transactions, of the accompanying consolidated financial statements.

Segment Information
As of December 31, 2020, our reportable segments are determined based on high-barrier-to-entry markets and other geographic markets in which we have significant investments. As of December 31, 2020, our reportable segments consist of the four key markets in which we own assets. We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. See Note 16, Segment Information, of the accompanying consolidated financial statements.
Human Capital
As of January 1, 2021, we employed 160 individuals across our markets, both in our corporate offices and at our properties. As we continue to monitor the impact of the COVID-19 pandemic across our portfolio, we remain committed to the health and safety of our employees and communities.
In addition to our focus on employee health and safety this year, we have rebuilt our approach to diversity, equity, and inclusion. We believe that valuing individual differences, maintaining equality, and creating an environment of inclusion across all facets of our business are essential to our continued success. As this relates to employment, we uphold fair and consistent employment practices for all individuals, and we seek employees who offer diverse perspectives as developed through their cultural, academic, and professional backgrounds. We also work to ensure that recruitment, hiring, advancement, compensation, and training practices for all positions and all levels operate with equality and are inclusive of members of underrepresented groups. The following graphs reflect the gender and racial/ethnic diversity of our workforce:
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
Concentration of Credit Risk
We are dependent upon the ability of our tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts could result in a material adverse impact on our results of operations. Throughout the COVID-19 pandemic, our rent collection levels have remained high. No single tenant accounts for more than 7% of our portfolio (based on our 2020 annualized lease revenue), and 8% of our leases (based on our 2020 annualized lease revenue) expire over the next year. See Item 1A, Risk Factors, for additional discussion of how our dependence on tenants for our revenue, and lease defaults or terminations, particularly by a significant tenant, could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
Government Regulations
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
While we believe that we are currently in material compliance with the current laws and regulatory requirements, the requirements may change or new requirements may be imposed that could require significant unanticipated expenditures by us. Compliance with new laws or regulations such as the New York Climate Mobilization Act, or stricter interpretation of existing laws, may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties may affect our properties. Any material expenditures, fines, or damages we must pay would adversely impact our earnings, cash flows, and competitive position.
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
ITEM 1A.RISK FACTORS
Below are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties summarized and described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to our business, operating results, prospects, and financial condition. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.
Risk Factors Summary
Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, those relating to:
Risks related to our business and properties
•Our inability to find suitable investments or achieve our investment objectives;
•The impact of the COVID-19 pandemic on our business;
•The impact of economic and political conditions on the creditworthiness of our tenants, and occupancy and market rental rates;
•Changes in general economic conditions and regulatory matters germane to the real estate industry, which may cause our operating results to suffer and property values to decline;
•Risks associated with property development or redevelopment;
•Our dependence on the economic environment of our primary markets;

•The negative effect of lease defaults or terminations, particularly by a significant tenant, on our financial condition and results of operations;
•The failure of future acquisitions to perform in accordance with our expectations and exposure to unknown liabilities as a result;
•The physical effects of climate change;
•Risks associated with uninsured real property losses or excessively expensive insurance premiums and potential defaults of our insurance providers;
•Actual or threatened terrorist attacks, armed hostilities, or contagious disease epidemics;
•Our inability to fund the future capital needs of our properties;
•Our inability to protect our systems and data from cyber incidents or a deficiency in our cybersecurity;
•The financial impact of compliance costs relating to various governmental laws and regulations;
•The possible discovery of previously undetected environmentally hazardous conditions;
•Risks associated with property ownership through joint ventures;
•Our ability to recruit, retain, and develop qualified personnel and dependence on our executive officers;
•The possibility of impairment of a real estate assets;
•The risks associated with our investment advisory business;
Risks related to our indebtedness
•The effects of our significant indebtedness, which may increase our business risks;
•The possibility of interest rate increases;
•Risks associated with the phasing out of LIBOR and changes in the methods in which LIBOR rates are determined;
•The possibility of a downgrade in the credit rating of our debt;
Federal income tax risks
•The impact of our failure to qualify as a REIT;
•The failure of Columbia OP to be treated as a disregarded entity or a partnership;
•The effect of legislation that modifies partnership tax audit rules on our business;
•The possibility of being forced to borrow funds or dispose of assets during unfavorable conditions to make distributions to our stockholders and maintain our REIT status;
•The possibility of being forced to forego otherwise attractive opportunities to maintain our REIT status;
•The impact of adverse state or local tax audits and changes in state and local tax laws on our financial condition;
General risks
•Our inability to pay or maintain cash distributions or increase distributions over time;
•The impact of volatility or decline of our stock price;
•The potentially dilutive effects of further issuances of equity securities;
•Provisions in our organizational documents limiting the number of shares a person may own or discouraging a takeover of us;
•Certain protections by Maryland General Corporation Law relating to deterring or defending hostile takeovers; and
•The costs and risks that we may incur or be exposed to due to compliance with corporate responsibility procedures.
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
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial, and investment conditions may be limited. Purchasers may not be willing to pay acceptable prices for properties that we wish to sell. General economic conditions, availability of financing, interest rates, capitalization rates, and other factors, including supply and demand, all of which are beyond our control, affect the real estate market. Therefore, we may be unable to sell a property for the price, on the terms, or within the time frame that we want. That inability could reduce our cash flow and cause our results of operations to suffer, limiting our ability to make distributions to our stockholders. Additionally, our properties' market values depend principally upon the value of the properties' leases and the net operating income generated by the leases. A property may incur vacancies either by the default of tenants under their leases or the expiration of tenant leases. If vacancies occur and continue for a prolonged period of time, it may become difficult to locate suitable buyers for any such property, and property resale values may suffer, which could result in lower returns for our stockholders. As discussed further below, the risk of tenant defaults and the difficulty to find suitable buyers to fill vacancies is heightened by the impact of the ongoing COVID-19 pandemic and related economic conditions, which could result in further material adverse effects on our business and results of operations.
Our business has been, and will continue to be, adversely affected by the COVID-19 pandemic.
On March 11, 2020, the World Health Organization announced that the outbreak of the novel coronavirus (COVID-19) had become a pandemic. Federal, state, and local authorities and health officials implemented aggressive actions to reduce the spread of the disease, including limiting non-essential gatherings of people, ceasing all non-essential travel, and issuing "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures for non-essential businesses. Although certain of these restrictions have been gradually lifted, others have been re-imposed in response to a resurgence of COVID-19 cases. It remains unclear whether an initial surge in the level of business activity is likely to be sustained, especially if the areas in which our properties are located experience a resurgence in COVID-19 cases and/or are subject to a re-imposition of previously lifted business restrictions.
The COVID-19 pandemic and the measures put in place to address it continue to negatively impact the global economy, disrupt consumer spending and global supply chains, and create disruption of financial markets. The extent of the impact of the COVID-19 pandemic on our business remains highly uncertain and difficult to predict. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition, and stock price will depend on numerous evolving factors, including: the duration and scope of the pandemic; governments', businesses', and individuals' actions taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the availability and effectiveness of vaccines or other treatments; changes in demand for office space based on changes in work-from-home trends; the effect on our tenants and their businesses; the ability of tenants to pay their rental income and any closures of our tenants' facilities, including, without limitation, due to shutdowns and "shelter-in-place" orders that have been requested or mandated by governmental authorities; the effect of the pandemic on our construction, development, and redevelopment activities; and the impact on our employees and any other operational disruptions or difficulties we may face. Any of these factors and risks could materially adversely impact our business, financial condition, results of operations, or stock price.

In addition to the general economic impact of the pandemic, if an outbreak of COVID-19 occurs within the workforce of our tenants or otherwise disrupts their management and other personnel, the business and operating results of our tenants could be negatively impacted. The imposition of early "social or physical distancing" guidelines, "shelter-in-place" orders, and mandatory closures have caused some of our retail and restaurant tenants to close for an extended period of time or indefinitely, or to operate at significantly reduced capacity. The negative impact upon our tenants may include an immediate reduction in cash flow available to pay rent under our leases, and although various governmental financial programs may mitigate this, governmental assistance may not be available to all affected tenants or may be significantly delayed or discontinued. In turn, our tenants' inability to pay rent under our leases could adversely affect our own liquidity, and there can be no guarantee that additional liquidity will be readily available or available on favorable terms in the future. Several of our tenants have requested rent relief because of the impact of the COVID-19 pandemic on their businesses. During the year ended December 31, 2020, we had executed rent abatements totaling $0.7 million and rent deferrals totaling $3.2 million, including our share of abatements and deferrals made by our unconsolidated joint ventures. In July 2020, we terminated a lease with WeWork at 149 Madison Avenue in New York and received a termination fee of $6.4 million. As a result of the termination, we assumed full control of the property, including the improvements WeWork had completed to date, and our $18.7 million remaining capital funding obligation was cancelled. We also amended two other leases with WeWork, which resulted in abating rents of $6.7 million ($0.6 million applied in 2020, and the remainder to be applied monthly through February 2029, provided the tenant is not in default). As the impact of the pandemic continues, other tenants may request rent relief or seek to renegotiate the terms of their contracts with us, which may adversely affect our operating results and could result in additional lease terminations.
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
Several economic factors may adversely affect the financial condition and liquidity of many businesses, as well as the general demand for office space. For example, the COVID-19 pandemic and the measures put in place to address it continue to negatively impact the global economy, disrupt consumer spending and global supply chains, and create significant volatility and disruption of financial markets. Further, our tenants might be adversely impacted by the specific consequences of, and the general market uncertainty associated with, geopolitical developments that could negatively affect international trade, the termination or threatened termination of existing international trade agreements, the outbreak or escalation of armed hostilities or acts of terrorism, or the implementation of tariffs or retaliatory tariffs on imported or exported goods. Should economic conditions worsen, our tenants' ability to honor their contractual obligations may suffer. Furthermore, some businesses have transitioned employees to telecommuting as a result of the COVID-19 pandemic, and flexible work schedules, open workplaces, and teleconferencing are increasingly being adopted in certain industries. These practices and trends enable businesses to reduce their space requirements, and it may become increasingly difficult to maintain our occupancy rate and achieve future rental rates comparable to the rental rates of our currently in-place leases as we seek to re-lease space and/or renew existing leases.
Our office properties were approximately 95.6% leased at December 31, 2020, and amounts written off for uncollectible tenant receivables, net of recoveries, were less than 3.0% of total revenues for the year then ended. As a percentage of 2020 annualized lease revenue, approximately 8% of leases expire in 2021, 7% of leases expire in

2022, and 11% of leases expire in 2023 (see Item 2, Properties). No assurances can be given that economic conditions will not have a material adverse effect on our ability to re-lease space at favorable rates or on our ability to maintain our current occupancy rate and our low provisions for uncollectible tenant receivables.
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.
Our operating results are subject to risks generally incident to the ownership of real estate, including:
•changes in general or local economic conditions;
•competition from other office buildings;
•increased operating costs, including insurance expenses, utilities, real estate taxes, state and local taxes, and heightened security costs;
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
•we may assume liabilities and be subjected to, or become liable for, claims for construction defects, negligent performance of work or other similar actions by third parties we have engaged (including being held responsible in the event that a contractor files for bankruptcy or commits fraud before completing a project that we have funded in part or in full);
•the time between commencement of a development project and the stabilization of the completed property exposes us to risks associated with fluctuations in local and regional economic conditions; and
•leasing pace, occupancy rates, and rents at the completed property may not meet the expected levels and could be insufficient to make the property profitable in the expected time frames.
Many of these risks could be heightened by the effects of the COVID-19 pandemic and measures implemented to reduce the spread of the disease. Properties developed or acquired for development or redevelopment may generate little or no cash flow from the date of acquisition through the date of completion of development. In addition, new development activities, regardless of whether or not they are ultimately successful, may require a substantial portion of management's time and attention.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development activities once undertaken. Any of the foregoing could have an adverse effect on our financial condition, results of operations, or ability to satisfy our debt service obligations.
We are dependent upon the economic environment of our primary markets – New York; San Francisco; Washington, D.C.; and Boston.
In addition, market and economic conditions in the metropolitan areas from which we derive a substantial portion of our revenue such as New York, San Francisco, Washington, D.C., and Boston, may have a significant impact on our overall occupancy levels and rental rates and, therefore, our profitability. Furthermore, our business strategy involves continued focus on select core markets, which will increase the impact of the local economic conditions in such markets on our results of operations in future periods. These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We depend on tenants for our revenue, and lease defaults or terminations, particularly by a significant tenant, could negatively affect our financial condition and results of operations and limit our ability to make distributions to our stockholders.
The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet debt payments and prevent a foreclosure if the property is subject to a mortgage, could cause us to violate our bank debt covenants, or could impact our credit rating. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a tenant defaults on or terminates a significant lease, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These risks are heightened in light of the ongoing COVID-19 pandemic and related economic conditions. In addition, significant expenditures for our properties and our Company, such as real estate taxes, insurance and maintenance costs, together with general and administrative costs and debt payments, do not decrease when revenues decrease. Therefore, these events could have a material adverse effect on our results of operations or cause us to reduce the amount of distributions to stockholders.
As of December 31, 2020, no more than 7% of our 2020 annualized lease revenue was attributable to any individual tenant; however, we have several significant tenants who each account for 2% to 6% of our 2020 annualized lease revenue, and accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of such tenant may result in the failure or delay of the tenant's rental payments, which may have a substantial adverse effect on our operating performance.
Future acquisitions may fail to perform in accordance with our expectations, may require renovation costs exceeding our estimates, or may expose us to unknown liabilities.
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
The physical effects of climate change could have a material adverse effect on our properties, operations, and business. For example, our properties are located along the east and west coasts of the U.S., particularly those in the central business districts of New York, San Francisco, Washington, D.C., and Boston. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable and increasing the cost of energy at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations, or business.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income, and materially and adversely affect our business or financial condition.
We may incur losses from time to time that are uninsurable or not economically feasible to insure, or may be insured subject to limitations, such as large deductibles or co-payments. Some of these losses could be catastrophic in nature, such as losses due to earthquakes, acts of terrorism or armed hostilities, fire, floods, tornadoes, hurricanes, pollution, wars, or environmental matters. For example, we have properties located in the San Francisco Bay Area of California, an area especially susceptible to earthquakes, and, collectively, these properties represent approximately 33% of our 2020 annualized lease revenue, as described in Item 2, Properties. Because several of these properties are located in close proximity to one another, an earthquake in the San Francisco area could materially damage, destroy, or impair the use by tenants of all of these properties. Furthermore, insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases insist that commercial property owners purchase coverage against terrorism as a condition of providing mortgage loans. Such insurance policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. In addition, we may not have adequate coverage for losses. If any of our properties incur a loss that is not fully insured, the value of that asset will be reduced by such uninsured loss. Furthermore, other than any working capital reserves or other reserves that we may establish, or our existing line of credit, we do not have additional sources of funding specifically designated for repairs or reconstruction of any of our properties. To the extent we incur significant uninsured losses, or are required to pay unexpectedly large amounts for insurance, our results of operations or financial condition could be adversely affected.
Our insurance providers may default on their obligations to pay claims.
If one or more of our insurance providers were to fail to pay a claim as a result of insolvency, bankruptcy, or otherwise, the nonpayment of such claims could have an adverse effect on our financial condition and results of operations. In addition, if one or more of our insurance providers were to become subject to insolvency, bankruptcy, or other proceedings, and our insurance policies with the provider were terminated or canceled as a result of those proceedings, we cannot guarantee that we would be able to find alternative coverage in adequate amounts or at reasonable prices. In such case, we could experience a lapse in any or adequate insurance coverage with respect to one or more properties and be exposed to potential losses relating to any claims that may arise during such period of lapsed or inadequate coverage.
Actual or threatened terrorist attacks, armed hostilities, or contagious disease epidemics affecting our target markets may adversely affect our ability to generate revenues and the value of our properties.
We have significant investments in densely populated metropolitan markets that have been, or may be in the future, negatively impacted by actual or threatened acts of terrorism or contagious disease epidemics or pandemics (such as the current COVID-19 pandemic discussed above), including New York, San Francisco, Washington, D.C., and Boston. As a result, some tenants in these markets may choose to relocate their businesses to other markets with less population density or to lower-profile office buildings within these markets that may be perceived to be less-likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms, or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. Attacks, armed conflicts, or diseases could result in increased operating costs, including building security, building systems maintenance, property and casualty insurance, and property maintenance. As a result of terrorist activities and other market conditions, the cost of insurance coverage for our properties could also increase. In addition, our insurance policies may not recover all our property replacement costs and lost revenue resulting from the attack. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially.
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
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. A breach of our privacy or information security systems or our tenants' privacy or information security systems, particularly through cyber attacks or cyber intrusion, could materially adversely affect our business and financial condition. Privacy and information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber attacks. As our reliance on technology has increased, so have the risks of cyber attacks to our systems, both internal and those we have outsourced. Cyber attacks can be both individual and highly organized attempts planned by very sophisticated hacking organizations. Risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our relationships with our tenants, potential errors from misstated financial reports, missed reporting deadlines, violations of loan covenants, inability to comply with laws and regulations and private data exposure, among others. Any or all of the preceding risks could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, the COVID-19 pandemic may have an adverse impact on our information technology systems, including telecommuting issues associated with our employee population working remotely.
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
Compliance with new laws or regulations, including municipal regulations such as New York city's Climate Mobilization Act and Facade Inspection Safety Program (formerly known as Local Law 11), or stricter interpretation of existing laws, may require us to incur material expenditures. Future laws, ordinances, or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks or activities of unrelated third parties, may affect our properties. Any material expenditures, fines, or damages we must pay would adversely impact our earnings and cash flows, thereby impacting our ability to service debt and make distributions to our stockholders.

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
We have entered into nine joint venture arrangements and in the future may acquire, develop, or redevelop properties in, or contribute properties to, joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We could become engaged in a dispute with one or more of our joint venture partners, which might affect our ability to operate a jointly owned property. Moreover, joint venture partners may have business, economic, or other objectives that are inconsistent with our objectives, including objectives that relate to the appropriate timing and terms of any sale or refinancing of a property. In some instances, joint venture partners may have competing interests in our markets that could create conflicts of interest. Also, our joint venture partners might refuse to make capital contributions when due, and we may be responsible to our partners for indemnifiable losses. We and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction and may result in the valuation of our interest in the joint venture (if we are the seller) or of the other partner's interest in the joint venture (if we are the buyer) at levels which may not be representative of the valuation that would result from an arm's-length marketing process. We are also subject to the following risks, the likelihood of which may be higher when our joint venture partner is an institutional owner and required to aggregate approvals from multiple beneficial owners: (i) a deadlock if we and our joint venture partner are unable to agree upon certain major and other decisions, (ii) the limitation of our ability to liquidate our position in the joint venture without the consent of the other joint venture partner, and (iii) the requirement to provide guarantees in favor of lenders with respect to the indebtedness of the joint venture.
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
Our investment advisory business subjects us to a variety of risks associated with investment performance and advisory services.
On January 24, 2020, we completed the acquisition of Normandy Real Estate Management, LLC, which is a registered investment advisor ("RIA") under the Investment Advisers Act of 1940, as amended (the "Advisers Act") that provides investment management services, among other things. Federally registered investment advisers are regulated and subject to examination by the SEC. Additionally, the Advisers Act imposes numerous obligations on RIAs, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions, and general anti-fraud prohibitions. Our failure to comply with the Advisers Act and associated rules and regulations promulgated by the SEC could subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation, and reputational harm. In addition, our investment advisory business is subject to state laws and regulations.
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
Conflicts of interest, or the appearance of conflicts of interest, could arise between our interests and the interests of the other entities and business activities in which our directors or officers are involved. For example, in connection with our acquisition of Normandy, certain of our officers and directors retain interests in assets or funds that were excluded from the acquisition that may in the future compete with our business in certain markets or in complimentary business lines once they are no longer subject to non-compete obligations. In such cases, the interests of such directors and officers may not be aligned with our own in all respects. Furthermore, we are involved in business arrangements in which both we, on the one hand, and entities or funds formerly affiliated with Normandy, on the other hand, are joint venture partners. Conflicts of interests, or the appearance of conflicts of interests, could arise in that context as we now control and have duties on behalf of both joint venture partners. While our contractual arrangements place restrictions on the parties' conduct in certain situations, and related party transactions are subject to independent review and approval in accordance with our related party transaction approval procedures and applicable law, the potential for a conflict of interest exists, and such persons may have conflicts of interest, or the appearance of conflicts of interest, with respect to these matters.

Risks Related to Our Indebtedness
We have incurred and may continue to incur indebtedness, which may increase our business risks.
As of January 31, 2021, our total consolidated indebtedness was approximately $1.3 billion, which includes a $300.0 million term loan, a $150.0 million term loan, and $700.0 million of bonds with fixed interest rates, or with interest rates that are effectively fixed when considered in connection with interest rate swap agreements; and $110.0 million in outstanding borrowings on our line of credit, with a variable interest rate. We may incur additional indebtedness to acquire, develop, or redevelop properties, to fund property improvements and other capital expenditures, to pay our distributions, and for other purposes.
Significant borrowings by us increase the risks of an investment in us. If there is a shortfall between the cash flow from properties and the cash flow needed to service our indebtedness, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss, since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. If any of our properties are foreclosed due to a default, our ability to pay cash distributions to our stockholders will be limited. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage debt on behalf of the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we are responsible to the lender for satisfaction of the debt if it is not paid by such entity.
Furthermore, we are subject to certain restrictions pursuant to the restrictive covenants of our outstanding indebtedness, which may affect our operations and our ability to incur additional debt. Loan documents evidencing our existing indebtedness contain, and loan documents entered into in the future will likely contain, financial covenants, including certain coverage ratios and limitations on our ability to incur additional debt, sell all or substantially all of our assets, and engage in mergers and consolidations and certain acquisitions. Failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Our unsecured credit facility (the "Revolving Credit Facility") and our two unsecured term loan facilities each include a cross-default provision that provides that a payment default under any recourse obligation of $50 million or more by us, or any of our subsidiaries, constitutes a default under the line of credit and term loan facilities.
Increases in interest rates could increase the amount of our debt payments and make it difficult for us to refinance our unsecured bank debt or bonds, or to finance or refinance properties, which could reduce the number of properties we can acquire, develop, or redevelop, our net income, and the amount of cash distributions we can make.
We expect to incur additional indebtedness in the future, which may include term loans, borrowings under a credit facility, unsecured bonds, or mortgages. Increases in interest rates will increase interest costs on our variable-interest debt instruments, which would reduce our cash flows and our ability to pay distributions. If mortgage debt is unavailable at reasonable interest rates or at all, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans become due, or of being unable to refinance on favorable terms. In addition, if we need to repay existing debt during periods of higher interest rates, we may need to sell one or more of our investments in order to repay the debt, which sale at that time might not permit realization of the maximum return on such investments. If any of these events occur, our ability to refinance some or all of our existing indebtedness may be impacted and our cash flow may be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise capital in the future through additional borrowings or debt or equity offerings. Please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional information regarding interest rate risk.
Changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect our results of operations.
Our variable-interest debt instruments may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. The discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. In the United States, the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar LIBOR. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. Uncertainty as to the nature of alternative reference rates, such as SOFR, and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans.
When LIBOR is discontinued, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations. Any such alternative interest rates may be calculated differently than LIBOR and may increase the interest expense associated with our existing or future indebtedness.
A downgrade in the credit rating of our debt could materially adversely affect our business and financial condition.
Our senior unsecured debt is rated investment grade by S&P Global Ratings and Moody's Investors Service. In determining our credit ratings, the rating agencies consider a number of both quantitative and qualitative factors, including earnings, fixed charges, cash flows, total debt outstanding, total secured debt, off balance sheet obligations, total capitalization, and various ratios calculated from these factors. The rating agencies also consider predictability of cash flows, business strategy, joint venture activity, property development risks, industry conditions, and contingencies. Therefore, any deterioration in our operating performance could cause our investment-grade rating to come under pressure. Our corporate credit rating at S&P Global Ratings is currently "BBB" with a negative outlook, and our corporate credit rating at Moody's Investor Service is currently "Baa2" with a negative outlook. There can be no assurance that our credit ratings will not be lowered or withdrawn in their entirety. A negative change in our ratings outlook or any downgrade in our current investment-grade credit ratings by rating agencies could adversely affect our cost and access to sources of liquidity and capital. Additionally, a downgrade could, among other things, increase the costs of borrowing under our credit facility and term loans, adversely impact our ability to obtain unsecured debt or refinance our unsecured debt on competitive terms in the future, or require us to take certain actions to support our obligations, any of which would adversely affect our business and financial condition.
Federal Income Tax Risks
Failure to qualify as a REIT would reduce our net income and cash available for distributions.
Our qualification as a REIT depends upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets, and other tests imposed by the Internal Revenue Code of 1986, as amended (the "Code") and the Regulations promulgated thereunder (the "Regulations"). The fact that we hold a substantial amount of our assets through Columbia OP and its subsidiaries and real estate ventures further complicates the application of the REIT requirements for us. If we fail to qualify as a REIT for any taxable year, we will be subject to federal and state income tax on our taxable income at corporate rates, including interest and any applicable penalties. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends-paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
The Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires Columbia OP (with respect to any period when it is classified as a partnership and not a disregarded entity for federal income tax purposes) and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. On December 24, 2018, the IRS issued final Regulations regarding the application of certain aspects of these new partnership audit rules. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. Additional regulatory pronouncements interpreting and implementing these rules may be promulgated in the future. However, it is possible that partnerships in which we invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these new regulations.
Legislative or regulatory action could adversely affect investors.
In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of federal and state income tax laws applicable to investments similar to an investment in our shares. In particular, the comprehensive tax reform legislation enacted in December 2017 and commonly known as the Tax Cuts and Jobs Act, or TCJA, made many significant changes to the U.S. federal income tax laws that will profoundly impact the taxation of individuals and corporations (including both regular C corporations and corporations that have elected to be taxed as REITs). A number of changes that affect noncorporate taxpayers will expire at the end of 2025 unless Congress acts to extend them. Among other changes, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, signed into law on March 27, 2020, makes certain changes to the TCJA. These changes will impact us and our stockholders in various ways, some of which are adverse or potentially adverse compared to prior law. To date, the IRS has issued only limited guidance with respect to certain of the new provisions, and there are numerous interpretive issues that will require further guidance. Technical corrections legislation may be needed to clarify certain aspects of the new law and give proper effect to Congressional intent. There can be no assurance, however, that technical clarifications or changes needed to prevent unintended or unforeseen tax consequences will be enacted by Congress in the near future. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure investors that any such changes will not adversely affect the taxation of our stockholders. Any such changes could have an adverse effect on an investment in shares or on the market value or the resale potential of our properties. Investors are urged to consult with their own tax advisor with respect to the impact of recent legislation on ownership of shares and the status of legislative, regulatory, or administrative developments and proposals, and their potential effect on ownership of shares.
To maintain our REIT status, we may be forced to borrow funds or dispose of assets during unfavorable market conditions to make distributions to our stockholders, which could increase our operating costs and decrease the value of an investment in us.
We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate tax obligations; however, differences between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Code. Certain types of assets generate substantial disparity between taxable income and available cash, such as real estate that has been financed through financing structures which require some or all of available cash flows to be used to service borrowings. In addition, changes made by TCJA will require us to accrue certain income for U.S. federal income tax purposes no later than when such income is taken into account as revenue on our financial statements (subject to an exception for certain income that is already subject to a special method of accounting under the Internal Revenue Code). This could cause us to recognize taxable income prior to the receipt of the associated cash. TCJA also includes limitations on the deductibility of certain compensation paid to our executives, certain interest payments, and certain net operating loss carryforwards, each of which could potentially increase our taxable income and our required distributions. Under the CARES Act, net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may generally be carried back up to five taxable years preceding the tax year of such loss. However, this change under the CARES Act does not apply to REITs, so that net operating losses of a REIT may not be carried back to any previous taxable year. The treatment of net operating losses arising in taxable years beginning after December 31, 2020 is not affected by the CARES Act, and such losses may not be carried back to any prior taxable year. In addition, for taxable years beginning after December 31, 2017, TCJA had limited the deduction for net operating losses to 80% of current year taxable income. The CARES Act eliminates this 80% limitation for taxable years beginning before January 1, 2021. Additionally, Section 163(j) of the Code, as amended by the TCJA, limited the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of "adjusted taxable income," subject to certain exceptions, plus the taxpayer’s business interest income for the tax year. The CARES Act increases the maximum amount of interest expense that may be deducted to 50% of adjusted taxable income for taxable years beginning in 2019 or 2020. As a result, the requirement to distribute a substantial portion of our taxable income could cause us to: (1) sell assets in adverse market conditions, (2) borrow on unfavorable terms, or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures, or repayment of debt, in order to comply with REIT requirements. Any such actions could increase our costs and reduce the value of our common stock. Further, we may be required to make distributions to our stockholders when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Compliance with REIT qualification requirements may, therefore, hinder our ability to operate solely on the basis of maximizing profits.
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
General Risks
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
Our stock price may be volatile or may decline, regardless of our operating performance, and may impede our stockholders' ability to sell their shares at a desirable price.
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
In addition, from time to time, the New York Stock Exchange (the "NYSE"), has experienced extreme price and volume fluctuations that have affected the market prices of equity securities of many real estate companies, such as in 2020, which was marked by extreme market volatility at times, related to the ongoing COVID-19 pandemic and its continuing economic impact. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business. Furthermore, we currently have limited research coverage by securities and industry analysts. If additional securities or industry analysts do not commence coverage of our Company, the long-term trading price for our common stock could be negatively impacted. If one or more of present or future analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

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
Corporate responsibility, specifically related to environmental, social, and governance ("ESG") factors, may impose additional costs and expose us to new risks.
The importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or "sustainability" metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors.

ITEM 1B.UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.PROPERTIES
Overview
As of December 31, 2020, we owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures. These properties are located primarily in New York, San Francisco, Washington, D.C., and Boston, and were approximately 95.6% leased as of December 31, 2020.
Property Statistics
The tables below include statistics for the nine consolidated operating properties, which we own directly, and our proportional share of the annualized lease revenue and rentable square feet for the six operating properties we own through consolidated and unconsolidated joint ventures. 2020 annualized lease revenue is an operating metric, calculated as (i) annualized rental payments (defined as base rent plus operating expense reimbursements, excluding rental abatements) for executed and commenced leases as of December 31, 2020, as well as leases executed but not yet commenced for vacant space that will commence within 12 months, and (ii) annualized parking revenues, payable either under the terms of an executed lease or vendor contract ("2020 Annualized Lease Revenue"). 2020 Annualized Lease Revenue excludes rental payments for executed leases that have not yet commenced for space covered by an existing lease.

The following table shows lease expirations of our office properties as of December 31, 2020, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights.

Year of Lease Expiration	Rentable Square Feet (in thousands)	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
Vacant	209	—	—%
2021	451	28,566	8%
2022	313	22,330	7%
2023	426	35,848	11%
2024	237	22,011	6%
2025	643	52,490	15%
2026	749	42,651	13%
2027	169	13,342	4%
2028	97	8,214	2%
2029	240	18,880	6%
2030	496	44,035	13%
Thereafter	750	51,141	15%
	4,780	$339,508	100%

The following table shows the geographic locations of our office properties as of December 31, 2020. For more information about our geographic locations, see Note 16, Segment Information, of the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
New York	2,023	$151,135	45%
San Francisco	1,439	111,606	33%
Washington, D.C.	846	60,706	18%
Boston	263	16,061	4%
	4,571	$339,508	100%

The following table shows the industry breakdown of our office tenants as of December 31, 2020.

Industry	Leased Square Feet (in thousands)	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
Business Services	1,238	$102,699	30%
Depository Institutions	917	42,504	13%
Engineering & Management Services	377	27,248	8%
Legal Services	271	25,617	8%
Nondepository Institutions	185	16,151	5%
Security & Commodity Brokers	159	14,075	4%
Real Estate	220	13,103	4%
Holding and Other Investment Offices	115	8,324	2%
Printing and Publishing	87	7,167	2%
Health Services	89	7,086	2%
Computer & Computer Software Stores	68	7,023	2%
Miscellaneous Retail	71	6,900	2%
Other(1)	774	61,611	18%
	4,571	$339,508	100%
(1)Within "Other," no more than 2% of 2020 Annualized Lease Revenue is attributable to any individual industry.
The following table shows the major tenants of our operating properties as of December 31, 2020.

Tenant	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
Twitter	$20,671	6%
Pershing	18,797	6%
Yahoo!/Verizon	16,283	5%
Wells Fargo	15,779	5%
Snap	12,655	4%
Amazon	9,668	3%
DLA Piper	7,838	2%
DocuSign	7,720	2%
Affirm	7,207	2%
WeWork	7,124	2%
Other(1)	215,766	63%
	$339,508	100%
(1)Within "Other," no more than 2% of 2020 Annualized Lease Revenue is attributable to any individual tenant.

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

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock was listed on the NYSE on October 10, 2013 under the symbol "CXP." As of January 31, 2021, we had approximately 114.9 million shares of common stock outstanding held by approximately 21,139 stockholders of record.
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
The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution, based principally on our current and future projected operating cash flows reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, our future sources of liquidity, and the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements, as well as equity repurchases, are generally funded with recycled capital proceeds from property sales, debt, or cash on hand. Our board of directors maintained a $0.21 dividend for each quarter of 2020. The dividend for the fourth quarter of 2020 was paid on January 8, 2021.

Performance Graph
The following graph compares the cumulative total return of our common stock with the S&P 500 Index, Morgan Stanley REIT Index, the FTSE NAREIT US Real Estate Index, and the FTSE NAREIT Equity Office Index for the period beginning on December 31, 2015 through December 31, 2020. The graph assumes a $100.00 investment in each of the indices on December 31, 2015, and the reinvestment of all dividends.

Total Return Performance
Index Value
220
200
180
160
140
120
100
80
60
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Columbia Property Trust
S&P 500 Index
FTSE NAREIT US Real Estate Index
FTSE NAREIT Equity Office Index
Average High Barrier Peers(1)

Index	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Columbia Property Trust	$100.00	$97.25	$107.14	$93.65	$105.14	$75.33
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$201.65
FTSE NAREIT US Real Estate Index	$100.00	$107.84	$112.05	$108.21	$134.55	$121.75
FTSE NAREIT Equity Office Index	$100.00	$113.14	$119.17	$101.87	$133.86	$109.16
Average High Barrier Peers(1)	$100.00	$108.40	$109.94	$91.05	$111.42	$76.20
(1)Includes the the following high barrier peers: Boston Properties, Vornado Realty Trust, Paramount Group, Empire State Realty Trust, Kilroy Realty, SL Green Realty Corp., and Hudson Pacific Properties. We have included the simple average total return performance of these companies, in addition to the other indices, because these are the companies with whom we most closely compete for investor dollars, investments, tenants and talent.
Share Repurchases
On August 13, 2019, our board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of our common stock from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). During the quarter ended December 31, 2020, we did not make any share repurchases. As of December 31, 2020, $143.3 million remains available under the 2019 Stock Repurchase Program.

ITEM 6.SELECTED FINANCIAL DATA
The following selected financial data of Columbia Property Trust for 2020, 2019, 2018, 2017, and 2016 should be read in conjunction with the accompanying consolidated financial statements and related notes in Item 8, Financial Statements and Supplementary Data, hereof (amounts in thousands, except per-share data).

	As of December 31,
	2020	2019	2018	2017	2016
Total assets	$4,086,518	$4,244,945	$4,173,993	$4,511,539	$4,299,793
Total stockholders' equity	$2,683,594	$2,628,617	$2,741,016	$2,531,936	$2,502,768
Outstanding debt(1)	$1,260,000	$1,484,000	$1,332,000	$1,674,176	$1,424,602
Outstanding long-term debt(1)	$1,260,000	$1,484,000	$1,332,000	$1,302,000	$1,302,602
Obligations under capital leases	$—	$—	$—	$120,000	$120,000

	Years Ended December 31,
	2020	2019	2018	2017	2016
Total revenues	$300,566	$288,837	$297,943	$289,000	$473,543
Income (loss) from unconsolidated joint venture	$8,646	$8,004	$8,003	$2,651	$(7,561)
Net income attributable to common stockholders of Columbia Property Trust	$115,710	$9,197	$9,491	$176,041	$84,821
Net cash provided by operating activities	$104,420	$137,443	$97,625	$61,924	$193,091
Net cash provided by (used in) investing activities	$294,177	$(170,309)	$375,730	$(347,723)	$525,613
Net cash provided by (used in) financing activities	$(349,018)	$28,051	$(465,804)	$79,281	$(535,264)
Investments in real estate (acquisitions, earnest money deposits, capital projects)	$(68,879)	$(520,122)	$(94,067)	$(691,574)	$(39,521)
Investments in unconsolidated joint ventures	$(58,881)	$(17,134)	$(38,763)	$(369,043)	$(16,212)
Distributions paid(2)(3)	$(99,201)	$(93,480)	$(95,056)	$(109,561)	$(148,474)
Stock repurchases(2)(4)	$(25,761)	$(35,917)	$(72,495)	$(59,462)	$(53,986)
Net debt and bond proceeds (repayments)(2)	$(224,000)	$152,000	$(293,175)	$249,573	$(311,769)
Per Weighted-Average Common Share Data:
Net income attributable to common stockholders – basic	$1.01	$0.08	$0.08	$1.45	$0.68
Net income attributable to common stockholders – diluted	$1.01	$0.08	$0.08	$1.45	$0.68
Distributions declared	$0.84	$0.81	$0.80	$0.80	$1.20
Weighted-average common shares outstanding – basic	114,055	116,261	117,888	120,795	123,130
Weighted-average common shares outstanding – diluted	117,107	116,458	118,311	121,159	123,228
(1)Excludes discounts and deferred financing costs.
(2)Activity is presented on a cash basis. Please refer to our accompanying consolidated statements of cash flows.
(3)2020 includes distributions to both stockholders and Preferred OP Unit holders.
(4)Stock repurchases were made under board-approved stock repurchase plans or in settlement of taxes related to stock compensation.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the Selected Financial Data in Item 6, Selected Financial Data, above and our accompanying consolidated financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I.

Executive Summary
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. Response to the COVID-19 pandemic led to aggressive actions to reduce the spread of the disease which seriously disrupted activities in large segments of the economy, including in the regional economies where we operate. As some regions of the country have reopened with various restrictions, others have re-imposed previously lifted restrictions in response to a resurgence of virus cases. We are continuing to monitor the COVID-19 pandemic and its impact on our business, tenants, and industry as a whole. We are committed to the health and safety of our employees, tenants, and communities. Because our portfolio is well leased with minimum near-term rollover, and our rent collections level remains high, our operating performance has not materially suffered from the COVID-19 pandemic to date.
The long-term impact of the pandemic on our tenants, demand for office space, and the global economy remains uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic, the effectiveness and duration of actions taken by authorities to contain the pandemic, and the availability and effectiveness of vaccines or other treatments. Sustained work-from-home trends could negatively impact demand for office space in our markets and consequently could impede our ability to enter into new leases or to re-lease space as leases roll over. A continued economic downturn and recession could adversely affect many of our tenants which could, in turn, adversely impact our business, financial condition, and results of operations. We have worked closely with our impacted tenants and will continue to address their concerns on a case-by-case basis, including arrangements that address cash flow interruptions while maintaining long-term lease obligations. During the year ended December 31, 2020, we executed rent abatements totaling $0.7 million and rent deferrals totaling $3.2 million, including our share of abatements and deferrals made by our unconsolidated joint ventures.
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
On January 24, 2020, we acquired Normandy, a developer, operator, and investment manager of office and mixed-use assets in New York, Boston, and Washington, D.C., which had interests in three real estate funds and contracts to provide real estate services to properties affiliated with those funds. We believe that the acquisition of Normandy furthers our strategic initiatives by strengthening our platform with additional development and redevelopment expertise, deal sourcing, and other key capabilities, and by increasing our access to capital through Normandy's investor relationships.
Over the past several years, we have undertaken a capital recycling program that has involved selling more than 50 properties in geographically dispersed markets for approximately $4.5 billion, and reinvesting those proceeds in our core markets. In January 2020, we sold Cranberry Woods Drive in suburban Pittsburgh for $180.0 million; and in March 2020, we sold Pasadena Corporate Park in suburban Los Angeles for $78.0 million, which marked the exit of our last non-target markets. In March 2020, we also acquired an 8.65% interest in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into a mixed-use office project with ancillary retail, for an initial equity contribution of approximately $40.0 million. Lastly, in October 2020, we expanded an existing joint venture relationship by contributing 221 Main Street in San Francisco to a joint venture partnership, and simultaneously selling a 45% interest therein for $180.0 million.

As of December 31, 2020, the operating properties in our portfolio were 95.6% leased, with 8.4% of our leases scheduled to expire over the next 12 months. During 2020, we leased a total of 262,100 square feet of space, including a lease renewal and expansion for an aggregate 68,200 square feet at 1800 M Street in Washington, D.C.
As of December 31, 2020, our debt-to-real-estate-asset ratio was 33.4%(1), and approximately 31.4%(1) on a net basis (i.e., reduced for cash on hand). Additionally, as of December 31, 2020, 88.4%(1) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter was 3.60%(1) per annum. Our debt maturities are laddered over the next six years.
From time to time when we believe our stock is undervalued, we may take advantage of market opportunities by using our stock repurchase program to buy shares. In the first quarter of 2020, we repurchased 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million. Subsequent to March 31, 2020, we did not make any share repurchases in 2020. As of December 31, 2020, $143.3 million remains available under our current repurchase program.
(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Because occupancy and rental rates are critical drivers of our future lease income, these operating metrics are monitored by management and beneficial to investors. Over the last year, our portfolio percentage leased ranged from 97.1% at December 31, 2019 to 95.6% at December 31, 2020. The following table sets forth details related to the financial impact of our recent leasing activities for properties we consolidate, which are calculated based on our proportionate share of properties owned through unconsolidated joint ventures:

	Years Ended December 31,
	2020	2019
Total number of leases	21	46
Square feet of leasing – renewal	82,908	547,673
Square feet of leasing – new	124,295	175,167
Total square feet of leasing	207,203	722,840
Average lease term (months)	141	144
Tenant improvement allowances, per square foot – renewal	$30.89	$54.95
Tenant improvements allowances, per square foot – new	$99.46	$81.93
Tenant improvements allowances, per square foot – all leases	$84.35	$61.87
Leasing commissions, per square foot – renewal	$21.09	$35.99
Leasing commissions, per square foot – new	$60.73	$44.19
Leasing commissions, per square foot – all leases	$52.00	$38.10

Rent leasing spread – renewal(1)	29.8%	59.7%
Rent leasing spread – new(1)	12.2%	61.2%
Rent leasing spread – all leases(1)	19.6%	59.9%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In 2020, rent leasing spreads (19.6%) primarily relate to a 68,200-square-foot lease renewal and expansion with Berkley Research Group at 1800 M Street in Washington, D.C., a new 34,800-square-foot lease with Twitch at 315 Park Avenue South in New York, a 15,500-square-foot office lease renewal at 650 California Street in San Francisco, and a 10,100-square-foot office lease renewal at 221 Main Street in San Francisco. Current-year tenant improvements ($84.35 per square foot) and leasing commissions ($52.00 per square foot) primarily relate to the 68,200-square-foot lease renewal and expansion with Berkley Research Group at 1800 M Street in Washington, D.C., and a new 59,500-square-foot lease with American Trucking Association at 80 M Street in Washington, D.C. In 2019, rent leasing spreads were positive (59.9%), primarily related to a 333,000-square-foot office lease renewal with Pershing at 95 Columbus in Jersey City, a 46,000-square-foot renewal lease at 221 Main Street in San Francisco, a 31,000-square-foot renewal lease at 650 California Street in San Francisco, and a 29,500-square-foot lease renewal at 218 West 18th Street in New York City. In 2019, tenant improvements ($61.87 per square foot) and leasing commissions ($38.10 per square foot) primarily related to the 31,000-square-foot lease renewal at 650 California Street and a new 24,000-square-foot lease at 221 Main Street.

Rent Collections and Concessions
Our tenants' businesses and operations have been impacted by the COVID-19 pandemic in a variety of ways. In certain instances, we have provided rent concessions as a temporary measure to address our tenants' near-term cash flow needs. During 2020, we deferred rents totaling $3.2 million (0.8% of billings) and abated rents totaling $0.7 million (0.2% of billings), including our prorated share of rents earned through unconsolidated joint ventures. Overall, our collections levels remain high and similar to our pre-COVID-19 levels. For the last quarter of 2020, our collection rates are as follows:

Percentage of Original Billings:	Total	Office	Retail
Collected	97.9%	98.8%	83.0%
Deferred	0.7%	0.4%	5.8%
Abated	0.2%	0.2%	0.1%
Outstanding	1.2%	0.6%	11.1%
Total	100.0%	100.0%	100.0%

In the fourth quarter, we moved several tenants (predominantly retail) to cash-basis revenue recognition for future rents, under which rents are recognized as cash is received and straight-line receivable balances are reserved, and recognized a $7.8 million charge against lease revenues for doubtful accounts receivable.

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors declared a dividend for the fourth quarter of 2020 at a rate of $0.21 per share, which was paid in January 2021. The board of directors declared a dividend for the first quarter of 2021 at the same rate, $0.21 per share, which will be paid in March 2021 to stockholders of record as of March 1, 2021.
We continue to monitor the developments around COVID-19 and the related impacts to our liquidity. In response to the economic uncertainty that unfolded as a result of COVID-19, we drew down $200.0 million on our Revolving Credit Facility in late March 2020. As financial institutions have generally remained stable through 2020, we believe we will be able to access any available capacity on our Revolving Credit Facility, and therefore repaid most of the outstanding balance in the fourth quarter of 2020. As of December 31, 2020, we had access to $540.0 million of additional borrowings on our Revolving Credit Facility, and $61.9 million of cash on hand. See Item IA., Risk Factors, for additional information.

Short-Term Liquidity and Capital Resources
During 2020, we generated net cash flows from operating activities of $104.4 million, which consists primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders and Preferred OP Unit holders of $99.2 million, which included dividend payments to stockholders for four quarters ($24.2 million for fourth quarter of 2019 and $72.3 million for the first three quarters of 2020).
During 2020, we generated $426.2 million in aggregate net proceeds from the partial sale of 221 Main Street, and the sales of Cranberry Woods Drive and Pasadena Corporate Park. These proceeds were used to fund net repayments on our Revolving Credit Facility ($224.0 million), our investment in the Terminal Warehouse Joint Venture ($40.0 million), leasing and capital projects for consolidated and unconsolidated properties ($94.7 million), and redemptions of common stock ($25.8 million).
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and borrowing proceeds, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of January 31, 2021, in addition to cash on hand, we have access to additional borrowings of $540.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due, as well as to address any additional liquidity needs that arise from developments around COVID-19 and the related impacts to our business. See Item IA., Risk Factors, for additional information.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, select property dispositions, and borrowing proceeds. We expect that our primary uses of capital will continue to include stockholder distributions; acquisitions and development or redevelopment projects; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our operational strategy and financing objectives, over the long term we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of December 31, 2020, our debt-to-real-estate-asset ratio was approximately 33.4%. Our debt-to-real-estate-asset ratio includes 100% of all consolidated assets and debt, and our proportional share of assets (including basis adjustments) and debt held by our unconsolidated joint ventures.
As described below, our variable-rate indebtedness may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced its intent to phase out LIBOR by the end of 2021. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. While this announcement extends the transition period, the United States Federal Reserve issued a statement advising banks to stop new U.S. dollar LIBOR issuances by the end of 2021. The anticipated discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. When LIBOR is discontinued, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of December 31, 2020, we had $110.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Debt Covenants
As of December 31, 2020, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility contain the following restrictive covenants, which are defined in the debt agreements:
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
As of December 31, 2020, we were in compliance with the restrictive covenants on these outstanding debt obligations.
Bonds Payable
We have two series of bonds outstanding as of December 31, 2020:
•$350.0 million of 10-year, unsecured 3.650% senior notes at 99.626% of their face value, maturing on August 15, 2026, which require semi-annual interest payments in February and August (the "2026 Bonds Payable").
•$350.0 million of 10-year, unsecured 4.150% senior notes at 99.859% of their face value, maturing on April 1, 2025, which require semi-annual interest payments in April and October (the "2025 Bonds Payable" and, together with the 2026 Bonds Payable, the "Bonds Payable").
Columbia OP is the issuer of our Bonds Payable, both series of which are fully and unconditionally guaranteed by Columbia Property Trust. Columbia Property Trust owns 97.2% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. The primary differences between Columbia Property Trust and Columbia OP are as follows: Columbia Property Trust owns one property directly and has made intercompany loans to subsidiaries of Columbia OP, and Columbia Property Trust issues publicly traded common stock to investors (including employees and board members) and has engaged in share repurchases from time to time. Columbia Property Trust has contributed the substantial majority of proceeds from sales of its common stock to Columbia OP.
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

Balance Sheet Information:
December 31, 2020
Total assets	$3,980,709
Total liabilities	$1,394,244
Noncontrolling interests	$74,345

Statement of Operations Information:
For the Year Ended December 31, 2020
Total revenues	$287,869
Total expenses	$335,513
Net income	$115,721
Net income attributable to noncontrolling interests	$2,686
Net income attributable to common stockholders	$113,035
The restrictive covenants on the Bonds Payable as defined pursuant to an indenture include:
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
As of December 31, 2020, we were in compliance with the restrictive covenants on the Bonds Payable.
Debt Settlements and Interest Payments
During 2020, we made interest payments of approximately $19.1 million related to our term loans, line of credit, and notes payable, and $27.3 million related to our Bonds Payable. Other than payments on our Revolving Credit Facility, there were no debt repayments in 2020 or 2019. During 2018, we made the following debt repayments:
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
Contractual Commitments and Contingencies
As of December 31, 2020, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Debt obligations(1)	$1,551,226	$125,476	$425,750	$650,000	$350,000
Interest obligations on debt(1)(2)	192,355	52,066	86,365	44,343	9,581
Operating lease obligations(3)	1,164,755	7,309	13,534	13,365	1,130,547
Total	$2,908,336	$184,851	$525,649	$707,708	$1,490,128
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $643.8 million loan, which has a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on March 23, 2021. The 799 Broadway Joint Venture (49.7% ownership) has $140.4 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%; and matures on October 9, 2021, with two one-year extension options. As of December 31, 2020, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $8.9 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of December 31, 2020. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of December 31, 2020, we owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and, Boston. As of December 31, 2020, these properties were approximately 95.6% leased. Our period-over-period operating results are impacted by the real estate activities set forth in the "Transaction Activity" section of Item 1, Business, including acquisitions and dispositions made directly and through joint ventures. Other than real estate transactions, we expect real estate operating income to vary, primarily based on leasing activity over the near term.

Comparison of the Year Ended December 31, 2020 Versus the Year Ended December 31, 2019
Lease revenues were $262.1 million for 2020, which represents a slight decrease as compared with $276.1 million for 2019, as the impact of current- and prior-period dispositions ($50.2 million) and current-period write-downs for straight-line rent and uncollectible tenant receivables ($8.5 million) were partially offset by the 2019 acquisition of 201 California Street ($20.9 million), lease termination fees ($13.1 million), and additional revenues from lease commencements ($11.0 million). We expect future lease revenues to vary based on recent and future investing and leasing activities.
Management fee revenues were $38.4 million for 2020, which represents an increase as compared with $7.5 million for 2019, primarily due to the Normandy Acquisition in January 2020. Management fee revenues include reimbursements of salaries and third-party costs recorded as management fee expense ($15.9 million for 2020, and $7.5 million for 2019). In connection with the Normandy Acquisition, we acquired, among other things, contracts to provide management services to properties affiliated with three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). Management fee revenue is expected to remain at a similar level in the near term.
Other property income was $7,000 for 2020, which represents a decrease as compared with $5.1 million for 2019, due to presentation changes made to the consolidated statements of operations. Reimbursements of salaries and third-party costs related to management fees are recorded as other property income through the end of 2019, and as management fee revenues beginning in 2020 ($4.5 million included in 2019). Lease termination fees are recorded as other property income through the first quarter of 2019, and as lease revenues beginning in the second quarter of 2019 ($0.4 million included in 2019). Other property operating income is expected to remain at similar levels in the near term.
Property operating costs were $87.5 million for 2020, which represents a decrease from $93.9 million for 2019, as the impact of recent dispositions ($10.3 million) and recording expenses for reimbursed management fee administration costs as management fee expenses beginning in the first quarter of 2020 ($3.8 million), are offset by the acquisition of 201 California Street ($7.9 million). Property operating costs are expected to vary based on recent and future investing and leasing activities.
Depreciation was $68.5 million for 2020, which represents a decrease as compared with $78.3 million for 2019, as the impact of recent dispositions ($16.0 million) was offset by the acquisition of 201 California Street ($6.2 million). Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $30.6 million for 2020, which represents an increase as compared with $27.9 million for 2019, as the impact of the acquisition of 201 California Street ($5.4 million) and termination of WeWork's lease at 149 Madison Avenue ($3.3 million) are partially offset by dispositions ($6.3 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
In 2019, we recognized impairment losses on real estate assets in connection with preparing to exit the Atlanta market ($23.4 million on Lindbergh Center) and the Los Angeles market ($20.6 million on Pasadena Corporate Park). We expect future impairment losses to depend primarily on our holding period intentions and any disposition strategies evaluated for our other properties.
In 2020, we recognized a $63.8 million of impairment loss on goodwill in the fourth quarter. In connection with performing our annual assessment of the recoverability of goodwill in the fourth quarter, we concluded that the carrying value of our New York reporting unit, including goodwill related to the Normandy Acquisition, exceeded its estimated fair value, and accordingly, reduced goodwill to $0 by recording an impairment loss in the fourth quarter of 2020. See Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements for additional information.
General and administrative expenses were $44.0 million for 2020, which represents an increase as compared with $32.8 million for 2019, primarily due to vesting of the Preferred OP Units ($11.8 million) issued as consideration for the Normandy Acquisition. General and administrative expenses are expected to remain at similar levels in the near term.
Management fee expenses were $31.5 million for 2020, which represents an increase as compared with $3.6 million for 2019. For the current period, these expenses reflect salaries and third-party costs incurred to earn management fee revenues by providing management services to properties owned by unconsolidated joint ventures and affiliated with the Real Estate Funds acquired in the Normandy Acquisition. For the prior period, these expenses represent costs incurred to manage assets owned by our unconsolidated joint ventures. Future management fee expenses are expected to vary as a function of management fee revenues.
For 2020 and 2019, we recognized acquisition and restructuring costs of $19.0 million and $6.4 million, respectively, related to the Normandy Acquisition, which closed on January 24, 2020. These costs include legal, advisory, severance costs, and other professional services fees related to the acquisition. Future levels of acquisition and restructuring costs will vary based on future transaction activities.
Interest expense was $36.9 million for 2020, which represents a decrease as compared with $43.2 million for 2019. The decrease is primarily due to capitalizing interest on investments made in development projects ($6.7 million). We expect interest expense to decrease in the near term due to reduced borrowings on our Revolving Credit Facility.
Interest and other income (expense) was $(0.5) million for 2020, which represents a decrease as compared with $0.2 million for 2019. The current-period amount primarily relates to negative market value adjustments to investments in Real Estate Funds (see Note 2, Summary of Significant Accounting Policies, of the accompanying financial statements). Interest and other income is expected to vary primarily based on future valuation adjustments to our investments in Real Estate Funds.
Income tax benefit was $2.8 million for 2020, as a result of the acquisition expenses incurred by our TRS Entities in connection with the Normandy Acquisition. We expect income tax benefit to decrease in the near term.
Income from unconsolidated joint ventures was $8.6 million for 2020, which represents an increase as compared with $8.0 million for 2019. The increase results from additional income earned from the recently acquired general partnership interests and limited partnership interests in three real estate funds (the "Real Estate Services Joint Ventures") ($2.2 million), which is offset by current-period losses from Terminal Warehouse, which is under development ($1.5 million). We expect income from the unconsolidated joint ventures to increase in the near-term as a result of the October 2020 contribution of 221 Main Street to an unconsolidated joint venture.
We recognized gains on sales of real estate assets of $188.6 million for 2020, as a result of the sale of Cranberry Woods Drive ($13.3 million) and the contribution of 221 Main Street to an unconsolidated joint venture ($175.3 million), and we recognized gains of sale of real estate assets of $42.0 million for 2019, as a result of selling One & Three Glenlake Parkway in April 2019. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to stockholders of Columbia Property Trust was $115.7 million, or $1.01 per basic and diluted share, for 2020, which represents an increase as compared with $9.2 million, or $0.08 per basic and diluted share, for 2019. The increase is primarily due to the impact of additional year-over-year gain on sales of real estate ($146.6 million) and a prior-year impairment loss on real estate assets ($43.9 million), which are partially offset by a current-year impairment loss on goodwill ($63.8 million), current-year vesting of the Preferred OP Units ($11.8 million), and a year-over-year increase in acquisition and restructuring costs related to the Normandy Acquisition, net of the related tax benefits ($9.8 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Year Ended December 31, 2019 Versus the Year Ended December 31, 2018
For a comparison of our operations between 2018 and 2019, see our 2019 Annual Report on Form 10-K (the "Results of Operations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), as filed with the SEC on February 13, 2020.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of December 31, 2020, we aggregated our properties into the following geographic segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. See Note 16, Segment Information, of the accompanying consolidated financial statements.
The following table presents NOI by geographic segment (in thousands):

	For the Years Ended December 31,
	2020	2019
New York(1)	$107,956	$93,112
San Francisco(2)	95,564	83,305
Washington, D.C.(3)	33,725	33,953
Boston	9,343	7,539
All other office markets	1,379	40,029
Total office segments	247,967	257,938
Corporate	(1,774)	(904)
Total	$246,193	$257,034

(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through December 31, 2020.
(2)Includes NOI for three unconsolidated properties, based on our ownership interests: 55.0% for 333 Market Street and University Circle, and 100% of 221 Main Street from January 1, 2019 through October 7, 2020, and 55.0% of 221 Main Street from October 8, 2020 through December 31, 2020.
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for Market Square and 55.0% for 1800 M Street.
Comparison of the Year Ended December 31, 2020 Versus the Year Ended December 31, 2019
New York
NOI increased in the New York market as a result of lease termination fees earned at 149 Madison Avenue and 315 Park Avenue South and leasing activity (commenced occupancy increased throughout the year to 98.0% at December 31, 2020), partially offset by the write-down of tenant and straight-line rent receivables.
San Francisco
NOI increased as a result of the December 2019 acquisition of 201 California Street.
Boston
NOI increased due to leasing at 116 Huntington Avenue, where commenced occupancy has increased throughout 2019 and 2020 to 96.4% at December 31, 2020.
All other office markets
NOI decreased as a result of the 2019 sales of Lindbergh Center and One & Three Glenlake in suburban Atlanta, the January 2020 sale of Cranberry Woods Drive in suburban Pittsburgh, and the March 2020 sale of Pasadena Corporate Park in suburban Los Angeles.

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
Net income attributable to common stockholders is the most comparable GAAP measure to FFO, NOI, and Same Store NOI. Each of these supplemental performance measures excludes expenses that materially impact our overall results of operations and, therefore, should not be considered as a substitute for net income, or any other measures derived in accordance with GAAP. Furthermore, these metrics may not be comparable to other similarly titled measures used by other companies.
Funds From Operations
FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), represents net income (computed in accordance with GAAP), excluding gains or losses on sales of real estate and impairments of real estate assets, plus real-estate-related depreciation and amortization, after adjustments for unconsolidated partnerships and joint ventures, for both continuing and discontinued operations. We compute FFO in accordance with NAREIT's definition, which may differ from the methodology for calculating FFO, or similarly titled measures, used by other companies, and may not be comparable to those presentations. We calculate FFO based on amounts attributable to our common stockholders, which includes earnings from investments owned directly; and our proportional share of earnings from investments owned through consolidated and unconsolidated subsidiaries.
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

Net income attributable to common stockholders of Columbia Property Trust reconciles to FFO as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Reconciliation of Net Income to Funds From Operations:
Net income attributable to common stockholders	$115,710	$9,197	$9,491
Adjustments:
Depreciation of real estate assets	68,454	78,292	81,795
Amortization of lease-related costs	30,578	27,908	32,554
Depreciation and amortization attributable to our interest in unconsolidated joint ventures(1)	54,371	50,617	51,377
Impairment loss on real estate assets	—	43,941	30,812
Gain on sale of unconsolidated joint venture interests	—	—	(762)
Gains on sales of real estate assets	(188,633)	(42,030)	—
NAREIT FFO available to common stockholders	$80,480	$167,925	$205,267
(1)Depreciation and amortization related to properties in unconsolidated joint ventures is recorded as equity in earnings from unconsolidated joint ventures.
The following significant non-cash revenues and expenses are included in our FFO:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $12.8 million, $12.4 million, and $25.9 million in 2020, 2019, and 2018, respectively. Income (loss) from unconsolidated joint ventures includes additional net straight-line rental income of $2.9 million, $1.3 million, and $(0.7) million in 2020, 2019, and 2018, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $6.6 million, $4.4 million, and $3.2 million in 2020, 2019, and 2018, respectively. Income (loss) from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $11.3 million, $9.8 million, and $11.5 million in 2020, 2019, and 2018, respectively.
•Gain (loss) on extinguishment of debt:  We recognized gains or losses on the repayment of debt before maturity of $23.3 million in 2018.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized net interest expense of $2.6 million, $2.6 million, and $3.1 million for 2020, 2019, and 2018, respectively. Income (loss) from unconsolidated joint ventures includes additional net interest expense of $(1.6) million in 2020, 2019, and 2018.
•Impairment of goodwill: To write off goodwill arising from the Normandy Acquisition, we recorded an impairment loss of $63.8 million in 2020.

Net Operating Income
As set forth below, NOI is calculated by deducting property operating costs from rental and other property revenues for continuing operations. As a performance metric consisting of only revenues and expenses directly related to ongoing real estate rental operations that have been or will be settled in cash, NOI is narrower in scope than FFO.
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
Same Store Net Operating Income
We also evaluate the performance of our properties, on a "same store" basis, using a metric referred to as Same Store NOI. We view Same Store NOI as a useful supplemental performance measure because it improves comparability between periods by eliminating the effects of changes in the composition of our portfolio. On an individual property basis, Same Store NOI is computed in a consistent manner as NOI (as described in the previous section). For the periods presented, we have defined our same store portfolio as those properties that have been continuously owned and operating since January 1, 2019. NOI and Same Store NOI are calculated as follows for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019
Same-Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$206,754	$197,790
Other property income	7	4,589
Total revenues	206,761	202,379
Operating expenses	(70,821)	(74,411)
Same Store NOI – wholly owned properties(1)	135,940	127,968
Same Store NOI – joint-venture owned properties(2)	78,678	80,156
Total Same Store NOI	214,618	208,124
NOI from acquisitions(3) and development(4)	22,697	526
NOI from dispositions(5)	8,878	48,384
NOI	$246,193	$257,034
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of December 31, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income (loss) from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)Reflects activity for the following property acquired since January 1, 2019, for all periods presented: 201 California Street acquired on December 9, 2019.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 49.7% of 799 Broadway Joint Venture acquired on October 3, 2018, 92.5% of 101 Franklin Street acquired on December 2, 2019, and 8.65% of Terminal Warehouse acquired March 13, 2020.
(5)Reflects activity for the following properties sold since January 1, 2019, for all periods presented: 45% of 221 Main Street sold on October 8, 2020, Pasadena Corporate Park sold on March 31, 2020, Cranberry Woods Drive sold on January 16, 2020, Lindbergh Center sold on September 26, 2019, and One & Three Glenlake sold on April 15, 2019.

A reconciliation of Net Income to NOI and Same Store NOI is presented below (in thousands):

	Years Ended December 31,
	2020	2019
Net income attributable to stockholders of Columbia Property Trust	$115,710	$9,197
Management fee revenues	(38,446)	(7,544)
Depreciation	68,454	78,292
Amortization	30,578	27,908
Impairment loss on real estate assets	—	43,941
Impairment loss on goodwill	63,806	—
General and administrative	44,011	32,779
Management fee expense	31,483	3,567
Acquisition and restructuring fees	19,004	6,398
Net interest expense	36,740	42,997
Market value adjustments to investment in Real Estate Funds	700	—
Income tax expense	(2,805)	21
Adjustments included in loss from unconsolidated joint venture	62,893	61,634
Gains on sales of real estate assets	(188,633)	(42,030)
Adjustment attributable to noncontrolling interests	2,698	(126)
Net operating income	246,193	257,034
Same Store NOI – joint venture owned properties(1)	(78,678)	(80,156)
NOI from acquisitions(2) and development(3)	(22,697)	(526)
NOI from dispositions(4)	(8,878)	(48,384)
Same Store NOI – wholly owned properties(5)	$135,940	$127,968
(1)For all periods presented, reflects our ownership interest in NOI for properties owned through unconsolidated joint ventures as of December 31, 2020, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(2)Reflects activity for the following property acquired since January 1, 2019, for all periods presented: 201 California Street acquired on December 9, 2019.
(3)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 49.7% of 799 Broadway Joint Venture acquired on October 3, 2018, 92.5% of 101 Franklin Street acquired on December 2, 2019, and 8.65% of Terminal Warehouse acquired March 13, 2020.
(4)Reflects activity for the following properties sold since January 1, 2019, for all periods presented: 45% of 221 Main Street sold on October 8, 2020, Pasadena Corporate Park sold on March 31, 2020, Cranberry Woods Drive sold on January 16, 2020, Lindbergh Center sold on September 26, 2019, and One & Three Glenlake sold on April 15, 2019.
(5)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.

Portfolio Information
As of December 31, 2020, we owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures. These properties are located in New York, San Francisco, Washington, D.C., and Boston, contain a total of 6.2 million rentable square feet, and were approximately 95.6% leased as of December 31, 2020.
As of December 31, 2020, our geographic reportable segments were as follows. For more information about our reportable segments, see Note 16, Segment Information, of the accompanying consolidated financial statements.

Location	Leased Square Feet (in thousands)	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
New York	2,023	$151,135	45%
San Francisco	1,439	111,606	33%
Washington, D.C.	846	60,706	18%
Boston	263	16,061	4%
	4,571	$339,508	100%
As of December 31, 2020, our five highest tenant industry concentrations, based on 2020 Annualized Lease Revenue, were as follows:

Industry	Leased Square Feet (in thousands)	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
Business Services	1,238	$102,699	30%
Depository Institutions	917	42,504	13%
Engineering & Management Services	377	27,248	8%
Legal Services	271	25,617	8%
Nondepository Institutions	185	16,151	5%
	2,988	$214,219	64%
As of December 31, 2020, our five highest tenant concentrations, based on 2020 Annualized Lease Revenue, were as follows:

	2020 Annualized Lease Revenue (in thousands)	Percentage of 2020 Annualized Lease Revenue
Twitter	$20,671	6%
Pershing	18,797	6%
Yahoo!/Verizon	16,283	5%
Wells Fargo	15,779	5%
Snap	12,655	4%
	$84,185	26%
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

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets of both operating properties and properties under construction may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets (liabilities) may not be recoverable, we assess the recoverability of these assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying values, we adjust the carrying value of the real estate assets and related intangible assets to the estimated fair values, pursuant to the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are calculated based on the following hierarchy of information, depending upon availability: (Level 1) recently quoted market prices; (Level 2) market prices for comparable properties; or (Level 3) the present value of future cash flows, including estimated residual value. Certain of our assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. We have determined that the carrying values of our real estate assets and related intangible assets are recoverable as of December 31, 2020.
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
In the fourth quarter of 2019, we recorded an impairment loss of $20.6 million on Pasadena Corporate Park. Upon deciding to exit the Los Angeles market, we began to market for sale our only asset therein, Pasadena Corporate Park, in the fourth quarter of 2019. In January 2020, we entered into a contract to sell Pasadena Corporate Park, and closed on the sale on March 31, 2020. As a result, as of December 31, 2019, we reduced the carrying value of Pasadena Corporate Park to reflect its estimated fair value of $74.5 million, determined based on estimated net sale proceeds (Level 1), by recording an impairment loss of $20.6 million.
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
The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land and building based on our determination of the relative fair value of these assets. We determine the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors we consider in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, we include real estate taxes, insurance, and other operating expenses during the expected lease-up periods, based on current market demand.
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
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives that correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired, and we are required to write off the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In the event that the discounted cash flows of the original in-place lease stream do not exceed the discounted modified in-place lease stream, we adjust the carrying value of the intangible lease assets to the discounted cash flows and recognize an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, that have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
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
Goodwill
Goodwill represents purchase price not specifically assigned to assets acquired and liabilities assumed in a business combination. We assess the recoverability of goodwill on an annual basis, and on an interim basis if an event occurs or circumstances change that would indicate that the carrying value of goodwill may be impaired. When indicators of potential impairment exist, we evaluate whether the carrying value of the reporting unit to which the goodwill relates exceeds the reporting unit's estimated fair value. If the reporting unit's carrying value, including the goodwill, exceeds its estimated fair value, then goodwill would be reduced, and an impairment loss would be recognized, for the amount of this excess (not to exceed total goodwill). Our reporting units are determined based on the key geographic markets in which our properties are located.
On January 24, 2020, we recorded goodwill of $63.8 million in connection with the acquisition of Normandy, a New York-based, fully integrated real estate operator and fund management platform (see Note 3, Transactions, for additional details). While our market capitalization has been negatively affected by market disruptions and the deterioration in macroeconomic conditions caused by the COVID-19 pandemic throughout the year, our cash flows have remained strong throughout 2020, and we have maintained high rates of occupancy and collections since the onset of the pandemic. Therefore, at the end of the first, second, and third quarters of 2020, we concluded that goodwill was not impaired.
Throughout 2020, we worked to integrate and align Normandy's operations with our own. In the fourth quarter of 2020, the integration was substantially completed in conjunction with establishing our business plan and budget for the upcoming year. Our 2021 business plan and budget take into account the near-term effects the COVID-19 pandemic may have on demand for office space and on our tenants' businesses. We performed our annual assessment of the recoverability of goodwill in the fourth quarter of 2020, and concluded that the carrying value of our New York reporting unit, including the goodwill related to the Normandy Acquisition, exceeded the corresponding estimated fair value. Accordingly, in the fourth quarter goodwill was written off by recording an impairment loss of $63.8 million.
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
In determining when to begin recognizing rental revenues, we consider a number of factors, including the nature of the physical improvements made in connection with the lease. The timing of revenue recognition is impacted by whether the Company or lessee owns the physical improvements made in connection with each lease. When we own the improvements for accounting purposes, revenue recognition generally begins once the improvements are substantially complete and the lessee has taken possession of the improved space. When we do not own the improvements for accounting purposes (the lessee is the owner), revenue recognition generally begins once the lessee takes possession of the unimproved space; in these instances, the tenant allowance is accounted for as a lease incentive, which reduces rental revenues over the lease term. When evaluating which party (lessee or lessor) owns the improvements for accounting purposes, we consider a number of factors, including, among other things:

whether the lease stipulates what the tenant allowance may be used for; whether the lessee or lessor retains legal title to the improvements; the expected economic life of the improvements relative to the lease term; and who directs the construction of the improvements. The determination of which party owns the improvements for accounting purposes is subject to significant judgment and is not based on any one factor.

Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements for further explanation. Examples of such commitments and contingencies include:
•guarantees related to the debt of our unconsolidated joint ventures;
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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
•On February 12, 2021, our board of directors declared dividends for the first quarter of 2021 of $0.21 per share, payable on March 16, 2021, to stockholders of record on March 1, 2021.
•On January 8, 2021, we paid an aggregate amount of $24.2 million in dividends for the fourth quarter of 2020 to stockholders of record on December 1, 2020.

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
Additionally, we have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not currently enter into derivative or interest rate transactions for speculative purposes; however, at times certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes. As of December 31, 2020 and 2019, the estimated fair value of our consolidated line of credit and notes payable and bonds was $1.3 billion and $1.5 billion, respectively.

Our financial instruments, including bonds payable, consist of both fixed- and variable-rate debt. As of December 31, 2020, our debt consisted of the following, which includes our ownership share of debt at unconsolidated joint ventures, in thousands:

	2021	2022	2023	2024	2025	Thereafter	Total
Maturing Debt:
Effectively variable-rate debt	$125,476	$—	$110,000	$—	$—	$—	$235,476
Effectively fixed-rate debt	$—	$150,000	$165,750	$300,000	$350,000	$350,000	$1,315,750

Average Interest Rate:
Effectively variable-rate debt	5.44%	—%	1.01%	—%	—%	—%	3.37%
Effectively fixed-rate debt	—%	3.07%	5.07%	2.55%	4.15%	3.65%	3.64%
Our financial instruments consist of both fixed-rate and variable-rate debt. Our consolidated, variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, only the Revolving Credit Facility bears interest at effectively variable rates, as the variable rates on the $300 Million Term Loan and the $150 Million Term Loan have been effectively fixed through the interest rate swap agreements described herein.
As of December 31, 2020, our consolidated debt consisted of $110.0 million outstanding borrowings under the Revolving Credit Facility, $300.0 million outstanding on the $300 Million Term Loan, $150.0 million outstanding on the $150 Million Term Loan, $349.3 million in 2026 Bonds Payable outstanding, and $349.8 million in 2025 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activities. The weighted-average interest rate on all of our consolidated debt instruments was 3.23% as of December 31, 2020.
Approximately $1,149.1 million of our consolidated debt outstanding as of December 31, 2020 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of December 31, 2020, these balances incurred interest expense at an average interest rate of 3.44% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $110.0 million of our consolidated debt outstanding as of December 31, 2020, is subject to variable rates. As of December 31, 2020, this balance incurred interest expense at an interest rate of 1.01% and expires in 2023. An increase or decrease of 100 basis points would have a $1.1 million annual impact on our interest payments. The amounts outstanding on our variable-rate debt facilities in the future will largely depend upon future acquisition and disposition activity and other financing activities.
Our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. Our Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; our 799 Broadway Joint Venture holds a $140.4 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $643.8 million note, which bears interest at a floating rate of 5.68% as of December 31, 2020. Adjusting for our ownership share of the debt at these unconsolidated joint ventures, our weighted-average interest rate of all of our debt instruments is 3.60%.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this report are set forth beginning on page F-1 of this report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent registered public accountants during 2020, 2019, or 2018.

ITEM 9A.CONTROLS AND PROCEDURES
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

Management of Columbia Property Trust has assessed the effectiveness of Columbia Property Trust's internal control over financial reporting at December 31, 2020. To make this assessment, we used the criteria for effective internal control over financial reporting described in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that Columbia Property Trust's system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

The report of Columbia Property Trust's independent registered public accounting firm on internal control over financial reporting for Columbia Property Trust is included in Part IV, Item 15, of this annual report on Form 10-K and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in Columbia Property Trust’s internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Columbia Property Trust, Inc.:
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Columbia Property Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 18, 2021, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
Atlanta, Georgia
February 18, 2021

ITEM 9B.     OTHER INFORMATION
During the fourth quarter of 2020, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.

PART III
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

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
The other information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
See the table below for securities authorized to be issued under our equity compensation plan as of December 31, 2020. The other information required by this Item is incorporated by reference from our 2021 Proxy Statement.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Common Stock Issued Under the LTI Plan	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	$—	2,775,564	2,024,436
Equity compensation plans not approved by security holders	—	—	—	—
Total	—	$—	2,775,564	2,024,436

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated by reference from our 2021 Proxy Statement.

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
(b)    See (a) 3 above.
(c)    See (a) 2 above.
EXHIBIT INDEX TO
2020 FORM 10-K OF
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

4.2	Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.3	First Supplemental Indenture, dated March 12, 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.4	Form of 4.150% Senior Notes due 2025 (incorporated by reference to in Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Commission on March 12, 2015).
4.5	Second Supplemental Indenture, dated August 12, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.6	Form of 3.650% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on August 12, 2016).
4.7*	Description of Registrant's securities
10.1
Columbia Property Trust, Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the Commission on March 17, 2017).

Ex.	Description
10.2+
Form of Restricted Stock Award Agreement under the Columbia Property Trust, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on January 24, 2014).

10.3+
Columbia Property Trust Executive Severance and Change of Control Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 19, 2016).

10.4+
Form of 2018 Restricted Stock Award (Time-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the Commission on February 15, 2018).

10.5+
Form of 2018 Restricted Stock Award (Performance-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the Commission on February 15, 2018).

10.6*	Form of 2018 Restricted Stock Award (Time-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan.
10.7*	Form of 2018 Restricted Stock Award (Performance-Based) under the Columbia Property Trust Inc. Amended and Restated 2013 Long-Term Incentive Plan.
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

10.13
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

10.14
Term Loan Agreement dated as of November 27, 2017, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as joint lead arranger and sole bookrunner; PNC Capital Markets LLC, Regions Capital Markets, SunTrust Robinson Humphrey, Inc., U.S. Bank National Association, and Wells Fargo Securities LLC, as joint lead arrangers; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association, Regions Bank, SunTrust Bank, U.S. Bank National Association, and Wells Fargo Bank, National Association as documentation agents; and each of the financial institutions a signatory thereto, as lenders (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the Commission on February 15, 2018).

10.15
Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 7, 2018, by and among Columbia Property Trust Operating Partnership, L.P., as borrower; JPMorgan Chase Bank, N.A., as administrative agent; PNC Bank, National Association as syndication agent for the Revolving Credit Facility; U.S. Bank National Association and Wells Fargo Bank, N.A. as co-documentation agents for the Revolving Credit Facility; BMO Harris Bank, N.A., Regions Bank, and SunTrust Bank, as syndication agents for the Term Loan Facility; JPMorgan Chase Bank, N.A., PNC Capital Markets LLC, U.S. Bank National Association, and Wells Fargo Securities LLC as joint lead arrangers and joint bookrunners for the Revolving Credit Facility; and SunTrust Robinson Humphrey, Inc., Regions Capital Markets, and Bank of Montreal as joint lead arrangers and joint bookrunners for the Term Loan Facility (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the Commission on February 13, 2019).

10.16
Registration Rights Agreement, dated January 24, 2020, by and among Columbia Property Trust, Inc. and each of the parties listed on the signature pages thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on January 27, 2020)

21.1*	Subsidiaries of Columbia Property Trust, Inc.
22.1	Subsidiary Issuer of Guaranteed Securities (incorporated by reference to Exhibit 22.1 the Quarterly Report on Form 10-Q filed with the Commission on April 30, 2020)
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of the Principal Executive Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Ex.	Description
31.2*	Certification of the Principal Financial Officer of the Company, pursuant to Securities Exchange Act Rules 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

*	Filed herewith.
+	Identifies each management contract or compensatory plan required to be filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (b) of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	February 18, 2021	By:	/s/ James A. Fleming
JAMES A. FLEMING Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated:	February 18, 2021		/s/ Wendy W. Gill
WENDY W. GILL Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of each registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carmen M. Bowser	Independent Director	February 18, 2021
Carmen M. Bowser

/s/ John L. Dixon	Independent Director	February 18, 2021
John L. Dixon

/s/ David B. Henry	Independent Director	February 18, 2021
David B. Henry

/s/ Murray J. McCabe	Independent Director	February 18, 2021
Murray J. McCabe

/s/ E. Nelson Mills	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2021
E. Nelson Mills

/s/ Constance B. Moore	Independent Director	February 18, 2021
Constance B. Moore

/s/ Michael S. Robb	Independent Director	February 18, 2021
Michael S. Robb

/s/ Thomas G. Wattles	Independent Director	February 18, 2021
Thomas G. Wattles

/s/ Francis X. Wentworth, Jr.	Independent Director	February 18, 2021
Francis X. Wentworth, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Columbia Property Trust, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Columbia Property Trust, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 18, 2021

We have served as the Company's auditor since 2008.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	December 31,
	2020	2019
Assets:
Real Estate Assets, at Cost:
Land	$809,843	$870,352
Buildings and improvements, less accumulated depreciation of $303,764 and $281,248, as of December 31, 2020 and 2019, respectively	1,537,683	1,719,207
Intangible lease assets, less accumulated amortization of $57,947 and $58,659, as of December 31, 2020 and 2019, respectively	46,075	61,025
Construction in progress	83,943	53,621
Real estate assets held for sale, less accumulated depreciation and amortization of $80,543 as of December 31, 2019	—	214,956
Total real estate assets	2,477,544	2,919,161
Operating lease assets	39,165	29,470
Investments in unconsolidated joint ventures	1,295,800	1,054,460
Cash and cash equivalents	61,882	12,303
Tenant receivables	2,540	2,464
Straight-line rent receivables	74,051	77,330
Prepaid expenses and other assets	42,285	21,484
Intangible lease origination costs, less accumulated amortization of $35,161 and $33,731, as of December 31, 2020 and 2019, respectively	21,451	27,971
Deferred lease costs, less accumulated amortization of $18,669 and $16,732, as of December 31, 2020 and 2019, respectively	71,800	76,385
Other assets held for sale, less accumulated amortization of $10,222, as of December 31, 2019	—	23,917
Total assets	$4,086,518	$4,244,945
Liabilities:
Line of credit and notes payable, net of deferred financing costs of $1,470 and $2,084, as of December 31, 2020 and 2019, respectively	$558,530	$781,916
Bonds payable, net of discounts of $943 and $1,124 and deferred financing costs of $2,954 and $3,552, as of December 31, 2020 and 2019, respectively	696,103	695,324
Operating lease liabilities	2,185	2,186
Accounts payable, accrued expenses, and accrued capital expenditures	91,493	70,845
Dividends payable	24,038	24,209
Deferred income	16,155	16,955
Intangible lease liabilities, less accumulated amortization of $8,867 and $15,127, as of December 31, 2020 and 2019, respectively	14,420	21,839
Liabilities held for sale	—	3,054
Total liabilities	1,402,924	1,616,328
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,453,379 and 115,280,597 shares issued and outstanding, as of December 31, 2020 and 2019, respectively	1,145	1,153
Additional paid-in capital	4,376,116	4,392,322
Cumulative distributions in excess of earnings	(1,749,811)	(1,769,234)
Accumulated other comprehensive loss	(18,201)	(1,101)
Total stockholders' equity attributable to Columbia Property Trust	2,609,249	2,623,140
Noncontrolling interest in Columbia Operating Partnership	69,414	—
Noncontrolling interest in consolidated joint venture	4,931	5,477
Total equity	2,683,594	2,628,617
Total liabilities and equity	$4,086,518	$4,244,945
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	Years Ended December 31,
	2020	2019	2018
Revenues:
Lease revenues	$262,113	$276,149	$283,252
Management fee revenues	38,446	7,544	7,384
Other property income	7	5,144	7,307
	300,566	288,837	297,943
Expenses:
Property operating costs	87,479	93,904	89,667
Depreciation	68,454	78,292	81,795
Amortization	30,578	27,908	32,554
Impairment loss on real estate assets	—	43,941	30,812
Impairment loss on goodwill	63,806	—	—
General and administrative	44,011	32,779	32,979
Management fee expense	31,483	3,567	3,108
Acquisition and restructuring costs (Note 3)	19,004	6,398	—
	344,815	286,789	270,915
Other Income (Expense):
Interest expense	(36,923)	(43,170)	(56,499)
Gain on extinguishment of debt	—	—	23,340
Interest and other income (expense)	(516)	173	6,894
Income tax benefit (expense)	2,805	(21)	(37)
Income from unconsolidated joint ventures	8,646	8,004	8,003
Gain on sale of unconsolidated joint venture interests	—	—	762
Gains on sales of real estate assets	188,633	42,030	—
	162,645	7,016	(17,537)
Net income	118,396	9,064	9,491
Less: net income attributable to non-controlling interest in Columbia Operating Partnership	(3,226)	—	—
Less: net loss attributable to non-controlling interest in consolidated joint venture	540	133	—
Net income attributable to common stockholders	$115,710	$9,197	$9,491
Per-Share Information – Basic:
Net income attributable to common stockholders	$1.01	$0.08	$0.08
Weighted-average common shares outstanding	114,055	116,261	117,888
Per-Share Information – Diluted:
Net income attributable to common stockholders	$1.01	$0.08	$0.08
Weighted-average common shares outstanding	117,107	116,458	118,311

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$118,396	$9,064	$9,491
Market value adjustment to interest rate swaps	(17,100)	(3,445)	1,441
Comprehensive income	101,296	5,619	10,932
Less: market value adjustments to interest rate swaps attributable to noncontrolling interest in Columbia Operating Partnership	519	—	—
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(3,226)	—	—
Less: net loss attributable to non-controlling interest in consolidated joint venture	540	133	—
Comprehensive income attributable to common stockholders	$99,129	$5,752	$10,932
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except per-share amounts)

	Stockholders' Equity						Noncontrolling Interest
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2017	119,789	$1,198	$4,487,071	$(1,957,236)	$903	$2,531,936	$—	$—	$2,531,936
Cumulative-effect adjustment for the adoption of ASU 2017-05	—	—	—	357,755	—	357,755	—	—	357,755
Cumulative-effect adjustment for the adoption of ASU 2014-09	—	—	—	343	—	343	—	—	343
Repurchases of common stock	(3,240)	(32)	(70,488)	—	—	(70,520)	—	—	(70,520)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	149	1	5,004	—	—	5,005	—	—	5,005
Distributions to common stockholders ($0.80 per share)	—	—	—	(94,435)	—	(94,435)	—	—	(94,435)
Net income	—	—	—	9,491	—	9,491	—	—	9,491
Market value adjustment to interest rate swap	—	—	—	—	1,441	1,441	—	—	1,441
Balance, December 31, 2018	116,698	1,167	4,421,587	(1,684,082)	2,344	2,741,016	—	—	2,741,016
Repurchases of common stock	(1,616)	(16)	(33,500)	—	—	(33,516)	—	—	(33,516)
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	198	2	4,235	—	—	4,237	—	—	4,237
Distributions to common stockholders ($0.81 per share)	—	—	—	(94,349)	—	(94,349)	—	—	(94,349)
Contributions from noncontrolling interest in consolidated joint venture	—	—	—	—	—	—	—	5,610	5,610
Allocation of net income (loss)	—	—	—	9,197	—	9,197	—	(133)	9,064
Market value adjustment to interest rate swap	—	—	—	—	(3,445)	(3,445)	—	—	(3,445)
Balance, December 31, 2019	115,280	1,153	4,392,322	(1,769,234)	(1,101)	2,623,140	—	5,477	2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—		55,306	—	55,306
Common stock and Operating Partnership Units issued to employees and directors, and amortized (net of income tax witholdings)	367	4	7,058	—	—	7,062	14,144	—	21,206
Distributions to common stockholders and Operating Partnership Unit holders ($0.84 per share/unit)	—	—	—	(96,287)	—	(96,287)	(2,743)	—	(99,030)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	103	103
Consolidated joint venture partnership interest acquired through investment in Real Estate Funds	—	—	—	—	—		—	(109)	(109)
Allocation of net income (loss)	—	—	—	115,710	—	115,710	3,226	(540)	118,396
Market value adjustment to interest rate swap	—	—	—	—	(17,100)	(17,100)	(519)	—	(17,619)
Balance, December 31, 2020	114,453	$1,145	$4,376,116	$(1,749,811)	$(18,201)	$2,609,249	$69,414	$4,931	$2,683,594
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$118,396	$9,064	$9,491
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(13,742)	(13,230)	(25,952)
Lease revenues reversed for doubtful accounts - straight-line rent receivables	7,204	—	—
Lease revenues reversed for doubtful accounts - tenant receivables	1,306	22	—
Noncash operating lease expense	305	720	—
Depreciation	68,454	78,292	81,795
Amortization	23,970	23,546	29,401
Impairment loss on real estate assets	—	43,941	30,812
Impairment loss on goodwill	63,806	—	—
Noncash interest expense	2,571	2,562	3,103
Gain on extinguishment of debt	—	—	(23,340)
Gains on sales of real estate assets	(188,633)	(42,030)	—
Income from unconsolidated joint ventures	(8,646)	(8,004)	(8,003)
Distributions of earnings from unconsolidated joint ventures	26,445	27,977	28,802
Market value adjustment to investment in Real Estate Funds	700	—	—
Gain on sale of unconsolidated joint venture interest	—	—	(762)
Stock-based compensation expense	23,689	6,622	6,966
Changes in Assets and Liabilities, Net of Acquisitions and Dispositions:
Increase in operating lease asset	(10,000)	—	—
Decrease (increase) in tenant receivables, net	(2,296)	675	(2,947)
Decrease (increase) in prepaid expenses and other assets	(13,636)	(1,539)	7,871
Increase (decrease) in accounts payable and accrued expenses	4,655	5,560	(36,724)
Increase (decrease) in deferred income	(128)	3,265	(2,888)
Net cash provided by operating activities	104,420	137,443	97,625
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	426,220	375,004	284,608
Normandy Acquisition (Note 3)	(13,971)	—	—
Net proceeds from the sale of investments in unconsolidated joint ventures	—	—	235,083
Real estate acquisitions and prepaid transaction costs	—	(453,128)	(23,034)
Capital investments and development costs	(68,879)	(66,994)	(71,033)
Deferred lease costs paid	(6,902)	(22,307)	(24,816)
Investments in unconsolidated joint ventures	(58,881)	(17,134)	(38,763)
Investment in real estate-related funds	(1,887)	—	—
Distributions in excess of earnings from unconsolidated joint ventures	18,477	14,250	13,685
Net cash provided by (used in) investing activities	294,177	(170,309)	375,730
Cash Flows From Financing Activities:
Financing costs paid	(159)	(162)	(5,078)
Proceeds from lines of credit and notes payable	347,000	802,000	579,000
Repayments of lines of credit and notes payable	(571,000)	(650,000)	(872,175)
Distributions paid to stockholders	(96,459)	(93,480)	(95,056)
Distributions paid to noncontrolling interest in Columbia Operating Partnership	(2,742)	—	—
Redemptions of common stock	(25,761)	(35,917)	(72,495)
Contribution from noncontrolling interest in consolidated joint venture	103	5,610	—
Net cash provided by (used in) financing activities	(349,018)	28,051	(465,804)
Net increase (decrease) in cash and cash equivalents	49,579	(4,815)	7,551
Cash and cash equivalents, beginning of period	12,303	17,118	9,567
Cash and cash equivalents, end of period	$61,882	$12,303	$17,118
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020, 2019, AND 2018

1.Organization
Columbia Property Trust, Inc. ("Columbia Property Trust") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes, and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and majority owner (97.2%). Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. Unless otherwise noted herein, references to "Columbia Property Trust," "Columbia," the "Company," "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
As of December 31, 2020, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located primarily in New York, San Francisco, Washington, D.C., and Boston. As of December 31, 2020 these operating properties contained a total of 6.2 million rentable square feet and were approximately 95.6% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

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
Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia OP, and their consolidated subsidiaries. We consolidate any variable interest entity ("VIE") in which we are deemed the primary beneficiary. With respect to entities that are not VIEs, our consolidated financial statements also include the accounts of any entity in which we own a controlling financial interest, and any limited partnership in which we own a controlling general partnership interest. In determining whether Columbia Property Trust owns a controlling interest, the following factors are considered, among other things: the ownership of voting interests, protective rights, and participatory rights of the investors.
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

As further described in Note 5, Line of Credit and Notes Payable, Columbia Property Trust capitalizes interest incurred on outstanding debt balances as well as joint venture investments, as appropriate, during development or redevelopment of real estate held directly or in joint ventures. During 2020 and 2019, $9.8 million and $5.1 million of interest was capitalized to construction in progress, respectively; and $2.0 million and $1.3 million of interest was capitalized to investments in unconsolidated joint ventures, respectively.
Assets Held for Sale
Columbia Property Trust classifies properties as held for sale according to Accounting Standard Codification 360, Accounting for the Impairment or Disposal of Long-Lived Assets ("ASC 360"). According to ASC 360, properties having separately identifiable operations and cash flows are considered held for sale when the following criteria are met:
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

As of December 31, 2020, none of Columbia Property Trust's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheet. As of December 31, 2019, Cranberry Woods Drive and Pasadena Corporate Park met the aforementioned criteria; thus, these properties are classified as held for sale in the accompanying consolidated balance sheets. The sale of Cranberry Woods closed on January 16, 2020, and the sale of Pasadena Corporate Park closed on March 31, 2020. See Note 3, Transactions, for more information regarding these transactions.
The major classes of assets and liabilities classified as held for sale are provided below (in thousands):

December 31, 2019
Real Estate Assets Held for Sale:
Real estate assets, at cost:
Land	$57,117
Buildings and improvements, less accumulated depreciation of $80,543	157,701
Construction in progress	138
Total real estate assets held for sale, net	$214,956
Other Assets Held for Sale:
Tenant receivables	$156
Straight-line rent receivables	12,591
Prepaid expenses and other assets	334
Deferred lease costs, less accumulated amortization of $10,222	10,836
Total other assets held for sale, net	$23,917
Liabilities Held for Sale:
Accounts payable, accrued expenses, and accrued capital expenditures	$1,151
Deferred income	1,903
Total liabilities held for sale	$3,054

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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of

Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of December 31, 2020.
In the fourth quarter of 2019, Columbia Property Trust recorded an impairment loss of $20.6 million on Pasadena Corporate Park. Upon deciding to exit the Los Angeles market, Columbia Property Trust began to market for sale its only asset therein, Pasadena Corporate Park, in the fourth quarter of 2019. In January 2020, Columbia Property Trust entered into a contract to sell Pasadena Corporate Park, and closed on the sale on March 31, 2020. As a result, as of December 31, 2019, Columbia Property Trust reduced the carrying value of Pasadena Corporate Park to reflect its estimated fair value of $74.5 million, determined based on estimated net sale proceeds (Level 1), by recording an impairment loss of $20.6 million.
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
Allocation of Purchase Price of Acquired Assets
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of properties and related transaction costs to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional details). In conjunction with certain acquisitions, Columbia Property Trust has entered into master lease agreements, which obligate the seller to pay rent pertaining to certain nonrevenue-producing spaces to mitigate the negative effects of lower rental revenues. Columbia Property Trust records payments receivable under such master lease agreements as a reduction of the property basis rather than income. Columbia Property Trust received no proceeds for master leases during 2020, 2019, or 2018.
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
As of December 31, 2020 and 2019, Columbia Property Trust had the following gross intangible in-place lease assets and liabilities (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
December 31, 2020	Gross	$2,480	$101,542	$56,612	$23,287
	Accumulated Amortization	(1,374)	(56,573)	(35,161)	(8,867)
	Net	$1,106	$44,969	$21,451	$14,420
December 31, 2019	Gross	$2,481	$117,203	$61,702	$36,966
	Accumulated Amortization	(1,202)	(57,457)	(33,731)	(15,127)
	Net	$1,279	$59,746	$27,971	$21,839

During 2020, 2019, and 2018, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ended December 31,
2020	$172	$12,879	$5,871	$5,461
2019	$288	$13,511	$7,398	$5,395
2018	$228	$17,137	$9,660	$6,851

The remaining net intangible assets and liabilities as of December 31, 2020, will be amortized as follows (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Years Ending December 31,
2021	$172	$8,963	$4,410	$2,801
2022	172	7,620	3,335	2,571
2023	172	6,138	2,810	1,995
2024	172	5,333	2,500	1,748
2025	172	3,943	1,849	1,182
Thereafter	246	12,972	6,547	4,123
	$1,106	$44,969	$21,451	$14,420
Weighted-average amortization period	5.7 years	4.7 years	4.2 years	6.3 years

Investments in Unconsolidated Joint Ventures
Columbia Property Trust uses the equity method to account for investments that are not wholly owned and: (i) are considered VIEs where the Company is not the primary beneficiary, or (ii) in which the Company, along with its co-owners, possesses substantive participation rights, including management selection and termination, and the approval of significant capital and operating decisions. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Cash and Cash Equivalents
Columbia Property Trust considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value as of December 31, 2020 and 2019.
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis. When the collectability of tenant receivables is not considered probable, the receivable is written down against lease revenues. During 2020 and 2019, $1.3 million and $22,000 of tenant receivables were written down against lease revenues, respectively.
Straight-Line Rent Receivables
Straight-line rent receivables include the amount of cumulative adjustments necessary to present rental income on a straight-line basis, and deferred receivables. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivables are recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized. When the collection of rental billings is not considered probable, tenants are moved to "cash basis billings," at which point the corresponding straight-line rent receivables are written down against lease revenues, and future revenues are recognized upon receipt of payment. Deferred receivables are amounts due under payment plans, where rents have been billed and lease revenues have been recorded, but payments are not due to us currently. During 2020, approximately $7.2 million of straight-line rent receivables were written down against lease revenues.

Prepaid Expenses and Other Assets
Prepaid expenses and other assets primarily include earnest money deposits; escrow accounts held by lenders to pay future real estate taxes, insurance and tenant improvements; notes receivable; non-tenant receivables; prepaid taxes; insurance and operating costs; unamortized deferred financing costs related to the line of credit (the "Revolving Credit Facility"); interest rate swaps (when in an asset position); certain corporate assets; deferred tax assets; and Investments in Real Estate Funds, as defined below. Prepaid expenses are recognized over the period to which the good or service relates. Other assets are written off when the asset no longer has future value, or when the company is no longer obligated for the corresponding liability.
Investments in Real Estate Funds
In connection with the Normandy Acquisition described in Note 3, Transactions, Columbia Property Trust acquired general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners; and the general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of December 31, 2020, investments in the Real Estate Funds of approximately $4.3 million are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. From January 24, 2020 (date of acquisition) through December 31, 2020, Columbia Property Trust recognized an unrealized loss on its investments in Real Estate Funds of approximately $0.7 million, which is recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Deferred Financing Costs
Deferred financing costs include costs incurred to secure debt from third-party lenders. Deferred financing costs, except for costs related to the Revolving Credit Facility, are presented as a direct reduction to the carrying amount of the related debt for all periods presented. Deferred financing costs related to the Revolving Credit Facility are included in prepaid expenses and other assets. Columbia Property Trust recognized amortization of deferred financing costs for the years ended December 31, 2020, 2019, and 2018 of approximately $2.4 million, $2.4 million, and $2.9 million, respectively, which is included in interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs include costs incurred to procure leases that are paid to third parties or tenants, and incentives that are provided to tenants under the terms of their leases. These costs are capitalized and amortized on a straight-line basis over the terms of the lease. Amortization of third-party leasing costs is reflected as amortization expense, and amortization of lease incentives is reflected as an adjustment to rental income. Columbia Property Trust recognized amortization of third-party lease costs as amortization expense of $5.5 million, $6.3 million, and $5.5 million, during 2020, 2019, and 2018, respectively. Columbia Property Trust recognized amortization of lease incentives as adjustments to rental income of $0.5 million, $0.7 million, and $2.1 million during 2020, 2019, and 2018, respectively. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred lease costs are amortized over the shortened lease period.

Goodwill
Goodwill represents purchase price not specifically assigned to assets acquired and liabilities assumed in a business combination. Columbia Property Trust assesses the recoverability of goodwill on an annual basis, and on an interim basis if an event occurs or circumstances change that would indicate that the carrying value of goodwill may be impaired. When indicators of potential impairment exist, Columbia evaluates whether the carrying value of the reporting unit to which the goodwill relates exceeds the reporting unit's estimated fair value. If the reporting unit's carrying value, including the goodwill, exceeds its estimated fair value, then goodwill would be reduced, and an impairment loss would be recognized, for the amount of this excess (not to exceed total goodwill). The Company's reporting units are determined based on the key geographic markets in which its properties are located.
On January 24, 2020, Columbia Property Trust recorded goodwill of $63.8 million in connection with the acquisition of Normandy, a New York-based, fully integrated real estate operator and fund management platform (see Note 3, Transactions, for additional details). While the Company’s market capitalization has been negatively affected by market disruptions and the deterioration in macroeconomic conditions caused by the COVID-19 pandemic throughout the year, the Company’s cash flows have remained strong throughout 2020, and the Company has maintained high rates of occupancy and collections since the onset of the pandemic. Therefore, at the end of the first, second, and third quarters of 2020, the Company concluded that goodwill was not impaired.
Throughout 2020, the Company worked to integrate and align Normandy's operations with its own. In the fourth quarter of 2020, the integration was substantially completed in conjunction with establishing the Company’s business plan and budget for the upcoming year. The Company’s 2021 business plan and budget take into account the near-term effects the COVID-19 pandemic may have on demand for office space and on our tenants' businesses. The Company performed its annual assessment of the recoverability of goodwill in the fourth quarter of 2020, and concluded that the carrying value of its New York reporting unit, including the goodwill related to the Normandy Acquisition, exceeded the corresponding estimated fair value. Accordingly, in the fourth quarter goodwill was written off by recording an impairment loss of $63.8 million.
Accounts Payable, Accrued Expenses, and Accrued Capital Expenditures
Accounts payable, accrued expenses, and accrued capital expenditures primarily include payables related to property operations, capital projects, and interest rate swaps (when in a liability position).
Line of Credit and Notes Payable
When debt is assumed, Columbia Property Trust records the loan at fair value. The fair value adjustment is amortized to interest expense over the term of the loan using the effective interest method. As described in the "Deferred Financing Costs" section above, line of credit and notes payable is presented on the accompanying consolidated balance sheet net of deferred financing costs related to term loans and notes payable of $1.5 million and $2.1 million as of December 31, 2020 and 2019, respectively.
Bonds Payable
Columbia OP has two series of bonds outstanding as of December 31, 2020 and 2019: $350 million of its 10-year unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of its 10-year unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). The discount on the 2026 Bonds Payable and the 2025 Bonds Payable is amortized to interest expense over the term of the bonds using the effective-interest method.
As described in the "Deferred Financing Costs" section above, bonds payable is presented on the accompanying consolidated balance sheet net of deferred financing costs related to bonds payable of $3.0 million and $3.6 million as of December 31, 2020 and 2019, respectively.

Common Stock Repurchase Program
Columbia Property Trust is authorized to repurchase shares of its common stock, par value $0.01 per share, subject to certain limitations. As of December 31, 2020, $143.3 million remains available for repurchases under the current stock repurchase program. See Note 8, Stockholders' Equity, for additional details. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of December 31, 2020, Columbia Property Trust has two interest rate swaps, with an aggregate notional amount of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps as of December 31, 2020 and 2019 (in thousands):

		Estimated Fair Value as of December 31,
Instrument Type	Balance Sheet Classification	2020	2019
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Prepaid expenses and other assets	$—	$551
Interest rate contracts	Accounts payable	$18,720	$1,652

As a result of the interest rate contract in the above table, Columbia Property Trust estimates recognizing additional interest expense of approximately $7.1 million over the next 12 months.
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

	Years Ended December 31,
	2020	2019	2018
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$(17,619)	$(3,445)	$1,441

Revenue Recognition
The majority of Columbia Property Trust's revenues are derived from leases and are reflected as lease revenues on the accompanying consolidated statements of operations. For more information about Columbia Property Trust's lease revenue streams see Note 11, Leases.
In determining when to begin recognizing rental revenues, Columbia Property Trust considers a number of factors, including the nature of the physical improvements made in connection with the lease. When Columbia Property Trust owns the improvements for accounting purposes, revenue recognition generally begins once the improvements are substantially complete and the lessee has taken possession of the improved space. When Columbia Property Trust does not own the improvements for accounting purposes (the lessee is the owner), revenue recognition generally begins once the lessee takes possession of the unimproved space; in these instances, the tenant allowance is accounted for as a lease incentive, which reduces rental revenues over the lease term. When evaluating which party (lessee or lessor) owns the improvements for accounting purposes, Columbia Property Trust considers a number of factors, including, among other things: whether the lease stipulates what the tenant allowance may be used for; whether the lessee or lessor retains legal title to the improvements; the expected economic life of the improvements relative to the lease term; and who directs the construction of the improvements. The determination of who owns the improvements for accounting purposes is subject to significant judgment and is not based on any one factor.
For information about Columbia Property Trust's other revenue streams, please see Note 12, Non-Lease Revenues.
Income Taxes
Columbia Property Trust has elected to be taxed as a REIT under the Code and has operated as such beginning with its taxable year ended December 31, 2003. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income, as defined by the Code, to its stockholders. To the extent that Columbia Property Trust satisfies the distribution requirement but distributes less than 100% of its REIT taxable income, the Company would be subject to federal and state corporate income tax on the undistributed income. Generally, the Company does not incur federal income taxes, other than as described in the following paragraph, because its stockholder distributions typically exceed its taxable income due to noncash expenses such as depreciation. Columbia Property Trust is, however, subject to certain state and local taxes related to the operations of properties in certain locations, which have been provided for in the accompanying consolidated financial statements.
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
Segment Information
As of December 31, 2020, Columbia Property Trust's reportable segments are determined based on the geographic markets in which it has significant investments. Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties (see Note 16, Segment Information).
Reclassifications
Certain prior-period amounts on the consolidated statement of operations have been reclassified to conform with the current-period's presentation: property operating costs include amounts previously reported as asset and property management fees; and management fee expense includes amounts previously reported as general and administrative – joint venture. Certain prior-period amounts on the consolidated statement of cash flows have been reclassified to conform with the current-period's presentation: lease revenues reversed for doubtful accounts - tenant receivables include amounts previously reported decrease (increase) in tenant receivables, net.
Beginning in 2020, commensurate with the Normandy Acquisition, salary and operating expense reimbursements are reported as management fee revenues; prior to 2020, these items were reported as other property income. Beginning in the second quarter of 2019, lease termination fees are reported as lease revenues; prior to April 1, 2019, lease termination fees were reported as other properties income.
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
•Rent abatements: Under the COVID-19 Concession Option, revenues are reduced for rent abatements (past and future) in the period of execution, and future straight-line rental income is unchanged. Conversely, without adopting the COVID-19 Concession Option, revenues are reduced for past rents forgiven by writing down the related receivables in the period of execution, and future straight-line income is reduced for future rent reductions. Columbia Property Trust has elected to account for rent abatements under existing

GAAP. During the year ended December 31, 2020, Columbia Property Trust has abated $0.7 million in rental billings, including the Company's proportionate share of rents earned through unconsolidated joint ventures.
•Rent deferrals: Under the COVID-19 Concession Option, rent deferrals may be accounted for as either (a) payment plans, where rents are billed and revenues are recorded on the same schedule; or as (b) variable lease payments, where revenues are not recognized until the amounts become payable in the future based on the amended terms. Conversely, without adopting the COVID-19 Concession option, revenues are recorded on the same schedule; however, deferred rents are classified as straight-line rent receivables until payable. Columbia Property Trust has elected to account for rent deferrals as a lease modification under existing GAAP. During the year ended December 31, 2020, Columbia Property Trust has deferred payments of $3.2 million, including the Company's proportionate share of rents earned through unconsolidated joint ventures.
Accounting Standards Update 2020-04, Reference Rate Reform ("ASU 2020-04"), which was issued on and effective as of March 12, 2020, addresses the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of LIBOR. ASU 2020-04 provides optional guidance that may be elected over time, and includes practical expedients for activities that impact debt, leases, derivatives, and other contracts. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the ASU 2020-04's practical expedients related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap, once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of the Company's interest rate swaps as cash flow hedges in the event that its debt and interest rate swaps are not amended concurrently to reflect a new reference rate. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASU 2020-04 did not have a material impact on Columbia Property Trust's consolidated financial statements or disclosures.

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
The purchase price, exclusive of adjustments and transaction costs, is comprised of two components: (i) an approximately $14.0 million cash payment and (ii) the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units are convertible for common units of Columbia OP, which are exchangeable into shares of Columbia Property Trust's common stock, subject to certain terms and conditions. As of the closing date of the acquisition, the Preferred OP Units had an estimated fair value of $24.43. The fair value of the Preferred OP Units was determined using a lattice valuation model, utilizing significant unobservable inputs (Level 3 under the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies).

The initial purchase consideration was allocated as follows (in thousands):

January 24, 2020
Goodwill(1)	$63,806
Prepaid expenses and other assets(2)	7,670
Cash	1,260
Operating lease assets	934
Investments in unconsolidated joint ventures(3)	419
Accounts payable, accrued expenses, and accrued capital expenditures	(2,881)
Operating lease liabilities	(934)
Deferred income	(77)
Total initial purchase consideration(4)	$70,197
(1)In the fourth quarter of 2020, the Company wrote off this balance by recording an impairment loss of $63.8 million. See Note 2, Summary of Significant Accounting Policies, for additional details.
(2)Prepaid expenses and other assets includes $3.7 million of investments in Real Estate Funds, as described in Note 2, Summary of Significant Accounting Policies.
(3)Reflects interests in five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds.
(4)As of the acquisition date, an additional $24.4 million will be recorded as compensation expense over the next four years based on the vesting periods of the respective Preferred OP Units.
During 2020 and 2019, Columbia Property Trust incurred $19.0 million and $6.4 million of transaction costs, respectively, related to the Normandy Acquisition, which include legal, advisory, other professional services fees, and restructuring costs and are reflected as acquisition and restructuring costs on the accompanying consolidated statements of operations. For the period from January 24, 2020 through December 31, 2020, Columbia Property Trust recognized additional revenues of $26.3 million and operating income, excluding the impact of acquisition and restructuring costs, of $5.1 million as a result of the Normandy Acquisition.
Acquisitions
During 2020, 2019, and 2018, Columbia Property Trust acquired the following properties and partial interests in properties of consolidated and unconsolidated joint ventures:

Property	Location	Date	Percent Acquired	Purchase Price (in thousands)(1)
2020
Terminal Warehouse	New York, NY	March 13, 2020	8.65%	$40,048	(2)
2019
201 California Street	San Francisco, CA	December 9, 2019	100.00%	$238,900
101 Franklin Street(3)	New York, NY	December 2, 2019	92.50%	$205,500
2018
Lindbergh Center – Retail	Atlanta, GA	October 24, 2018	100.00%	$23,000
799 Broadway	New York, NY	October 3, 2018	49.70%	$30,200	(2)
(1)Exclusive of transaction costs and price adjustments. See purchase price allocation table below for a breakout of the net purchase price for wholly owned properties.
(2)These properties are owned through unconsolidated joint ventures. Purchase price is for Columbia Property Trust's partial interests in the properties.
(3)Property is owned through a consolidated joint venture.

Terminal Warehouse
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse, a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use office project with ancillary retail (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $643.8 million as of December 31, 2020. After executing an extension in January 2021, the loan matures on March 23, 2021, with two extension options for a total possible extension period of nine months, to January 24, 2022. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
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
799 Broadway Joint Venture
On October 3, 2018, Columbia Property Trust formed a joint venture with an affiliate of Normandy for the purpose of developing a 12-story, 182,000-square-foot office building at 799 Broadway in New York (the "799 Broadway Joint Venture"). Columbia Property Trust made an initial equity contribution of $30.2 million in the 799 Broadway Joint Venture for a 49.7% interest therein. At inception, the 799 Broadway Joint Venture acquired the property located at 799 Broadway for $145.5 million, exclusive of transaction costs and development costs, and borrowed $97.0 million under a construction loan with total capacity of $187.0 million.

Purchase Price Allocations for Consolidated Property Acquisitions

	201 California Street	101 Franklin Street(1)
Location	San Francisco, CA	New York, NY
Date Acquired	December 9, 2019	December 2, 2019
Purchase Price (in thousands):
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
Pro Forma Financial Information
The following unaudited pro forma statements of operations presented for 2019 and 2018, have been prepared for Columbia Property Trust to give effect to the acquisitions of 201 California Street and 101 Franklin Street as if the acquisitions had occurred on January 1, 2018. These properties were owned for the entirety of 2020. The following unaudited pro forma financial results for Columbia Property Trust have been prepared for informational purposes only and are not necessarily indicative of future results or of actual results that would have been achieved had these acquisitions been consummated as of January 1, 2018 (in thousands):

	2019	2018
Revenues	$304,756	$312,003
Net income attributable to common stockholders of Columbia Property Trust	$17,600	$16,822

Dispositions
During 2020, 2019, and 2018, Columbia Property Trust sold the following properties and partial interest in properties of unconsolidated joint ventures. Additional information for certain of the dispositions is provided below the table.

Property	Location	Date	% Sold	Sale Price(1) (in thousands)		Gain on Sale (in thousands)
2020
221 Main Street	San Francisco, CA	October 8, 2020	45.0%	$180,000	(2)	$175,271
Pasadena Corporate Park	Los Angeles, CA	March 31, 2020	100.0%	$78,000		$(67)
Cranberry Woods Drive	Pittsburgh, PA	January 16, 2020	100.0%	$180,000		$13,428
2019
Lindbergh Center	Atlanta, GA	September 26, 2019	100.0%	$187,000		$—
One & Three Glenlake Parkway	Atlanta, GA	April 15, 2019	100.0%	$227,500		$42,030
2018
222 East 41st Street	New York, NY	May 29, 2018	100.0%	$332,500		$—
263 Shuman Boulevard	Chicago, IL	April 13, 2018	100.0%	$49,000		$24,039
University Circle & 333 Market Street Joint Ventures	San Francisco, CA	February 1, 2018	22.5%	$235,300	(2)	$762
(1)Exclusive of transaction costs and price adjustments.
(2)Sales price is for the partial interests in the properties or joint ventures that were sold.
221 Main Street
On October 8, 2020, Columbia Property Trust contributed 221 Main Street to a joint venture and simultaneously sold a 45.0% interest in this joint venture (the "221 Main Street Joint Venture") for a gross sales price of $180.0 million, exclusive of transaction costs, which values 221 Main Street at $400.0 million, resulting in a gain on sale of $175.3 million. Following this transaction, Columbia Property Trust owns a 55.0% interest in the 221 Main Street Joint Venture. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable, during the fourth quarter of 2020.
Pasadena Corporate Park
On March 31, 2020, Columbia Property Trust closed on the sale of Pasadena Corporate Park for a gross sales price of $78.0 million, exclusive of transaction costs, resulting in a loss on sale of $0.07 million. Columbia Property Trust recognized an impairment loss of $20.6 million related to this property in the fourth quarter of 2019. The proceeds from this transaction were held in cash and cash equivalents.
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

4.    Unconsolidated Joint Ventures
As of December 31, 2020 and 2019, Columbia owns interests in the following properties through joint ventures, which are accounted for using the equity method of accounting:

		Geographic Market	Ownership Interest	Carrying Value of Investment(1) (in thousands)
Joint Venture	Property Name			December 31, 2020	December 31, 2019
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	$134,747	$135,557
University Circle Joint Venture	University Circle	San Francisco	55.00%	276,574	283,633
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	265,673	269,638
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	74,273	87,750
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	227,847	233,196
799 Broadway Joint Venture(2)	799 Broadway	New York	49.70%	53,248	44,686
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York	8.65%	43,771	—
221 Main Street Joint Venture	221 Main Street	San Francisco	55.00%	219,078	—
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	various(3)	589	—
				$1,295,800	$1,054,460
(1)Includes basis differences. Columbia Property Trust's investments in unconsolidated joint ventures were greater than the historical costs recorded at the underlying joint venture level by $383.5 million and $279.2 million as of December 31, 2020 and December 31, 2019, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest of $2.0 million on its investments in the 799 Broadway Joint Venture and Terminal Warehouse Joint Venture in 2020 and $1.3 million on its investment in the 799 Broadway Joint Venture in 2019.
(3)Columbia Property Trust owns the following interests in five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds (the "Real Estate Services Joint Ventures"): L&L Normandy Terminal Asset Manager, LLC (67.0%); L&L Normandy Terminal Development Manager, LLC (50.0%); L&L Normandy Terminal Property Manager (50.0%) (collectively, the "Terminal Services Joint Ventures"); WNK Maiden Management (50.0%); and Maple AB Services, LLC (55.0%). The Terminal Services Joint Ventures earn fees from providing services to the Terminal Warehouse Joint Venture.
Columbia Property Trust has determined that two of its unconsolidated joint ventures are VIEs and the Company is not the primary beneficiary. Therefore, the Company uses the equity method of accounting to record its investment in these joint ventures. For the remaining joint ventures, Columbia Property Trust and its partners have substantive participation rights in the unconsolidated joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust also uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment is greater than the estimated fair value, management makes an assessment of whether the impairment is "other-than-temporary." In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost, and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the assessment as described above, Columbia Property Trust has determined that none of its investments in joint ventures are other-than-temporarily impaired as of December 31, 2020.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	December 31, 2020	December 31, 2019	December 31, 2020		December 31, 2019	December 31, 2020	December 31, 2019
Market Square Joint Venture	$577,095	$582,747	$324,868	(2)	$324,815	$237,778	$241,719
University Circle Joint Venture	213,045	216,546	—		—	208,541	212,656
333 Market Street Joint Venture	357,370	367,652	—		—	344,103	352,385
114 Fifth Avenue Joint Venture	462,319	485,442	—		—	101,952	127,554
1800 M Street Joint Venture	427,602	437,439	—		—	411,957	421,588
799 Broadway Joint Venture	246,456	201,210	138,930	(3)	109,735	99,000	85,316
Terminal Warehouse Joint Venture	1,045,852	—	643,819	(4)	—	380,277	—
221 Main Street Joint Venture	229,745	—	—		—	224,732	—
Real Estate Services Joint Venture	1,754	—	—		—	1,104	—
	$3,561,238	$2,291,036	$1,107,617		$434,550	$2,009,444	$1,441,218
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above).
(2)The Market Square Joint Venture has a mortgage note with an outstanding balance of $325.0 million as of December 31, 2020 and 2019. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $140.4 million outstanding, net of $1.5 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR, capped at 4.00%, plus a spread of 425 basis points (the "Construction Loan"). A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
(4)Reflects $643.8 million outstanding on the Terminal Warehouse acquisition loan. The Terminal Warehouse Joint Venture has an interest-only acquisition loan with a total capacity of $650.0 million. The Terminal Warehouse acquisition loan bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on March 23, 2021, with two extension options for a total of nine months.

Summarized income statement information for the unconsolidated joint ventures for the years ended December 31, 2020, 2019, and 2018 is as follows (in thousands):

	Total Revenues			Net Income (Loss)			Columbia Property Trust's Share of Net Income (Loss)(1)
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Market Square Joint Venture	$49,117	$47,737	$44,815	$(11,075)	$(11,515)	$(12,304)	$(5,648)	$(5,873)	$(6,275)
University Circle Joint Venture	42,856	44,427	43,581	21,954	24,251	23,776	12,075	13,338	13,478
333 Market Street Joint Venture	28,435	28,170	27,006	14,687	14,929	14,620	8,078	8,211	8,312
114 Fifth Avenue Joint Venture	42,274	42,921	41,169	(10,532)	(10,674)	(10,256)	(5,214)	(5,283)	(5,077)
1800 M Street Joint Venture	38,455	38,377	37,486	5,784	4,887	4,239	3,180	2,688	2,332
799 Broadway Joint Venture	—	—	—	(249)	(882)	(132)	(124)	(439)	(66)
Terminal Warehouse Joint Venture	35,124	—	—	(17,706)	—	—	(1,532)	—	—
221 Main Street Joint Venture	7,516	—	—	2,474	—	—	1,361	—	—
Real Estate Services Joint Ventures	8,103	—	—	4,478	—	—	2,211	—	—
	$251,880	$201,632	$194,057	$9,815	$20,996	$19,943	$14,387	$12,642	$12,704
(1)Excludes amortization of basis differences, as described in footnote (1) to the carrying value of investment table above, which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Asset and Property Management Fees
Columbia Property Trust provides property and asset management services to certain of its joint ventures. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, and other administrative services. During the years ended December 31, 2020, 2019, and 2018, Columbia Property Trust earned the following fees from these unconsolidated joint ventures (in thousands):

	2020	2019	2018
Market Square Joint Venture	$2,342	$2,256	$2,156
University Circle Joint Venture	2,327	2,313	2,283
333 Market Street Joint Venture	856	819	784
1800 M Street Joint Venture	2,341	2,156	2,161
799 Broadway Joint Venture	524	—	—
221 Main Street Joint Venture	436	—	—
	$8,826	$7,544	$7,384
For 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $6.9 million, which are included in management fee revenues. For 2019 and 2018, Columbia Property Trust earned reimbursement income for management fee administration costs of $4.3 million and $4.2 million, respectively, which is included in other property income.
Asset and property management fees of $0.4 million and $0.6 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statements of operations above.

5.    Line of Credit and Notes Payable
As of December 31, 2020 and 2019, Columbia Property Trust had the following line of credit and notes payable indebtedness outstanding (excluding bonds payable; see Note 6, Bonds Payable) in thousands:

	Rate as of December 31, 2020		Term Debt or Interest Only		Outstanding Balance as of December 31,
Facility				Maturity	2020	2019
$300 Million Term Loan	LIBOR + 100 bp	(1)	Interest only	January 31, 2024	300,000	300,000
$150 Million Term Loan	LIBOR + 110 bp	(2)	Interest only	July 29, 2022	150,000	150,000
Revolving Credit Facility	LIBOR + 90 bp	(3)	Interest only	January 31, 2023	$110,000	$334,000
Less: Deferred financing costs related to term loans					(1,470)	(2,084)
Total indebtedness					$558,530	$781,916
(1)Columbia Property Trust is party to an interest rate swap agreement with a notional amount of $300.0 million, which effectively fixes its interest rate on the $300 Million Term Loan, as further described below, at 2.55% and terminates on August 13, 2024. This interest rate swap agreement qualifies for hedge accounting treatment; therefore, changes in the fair value are recorded as a market value adjustment to interest rate swap in the accompanying consolidated statement of other comprehensive income.
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
(3)As of December 31, 2020, borrowings under the Revolving Credit Facility, as described below, bear interest at the option of Columbia Property Trust at an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base-rate borrowings, or at LIBOR, as defined in the credit agreement, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR-based borrowings, based on Columbia Property Trust's applicable credit rating.
Term Loans and Line of Credit
Columbia Property Trust's amended and restated revolving credit facility and unsecured term loan (together, the "Credit Agreement") provides for (i) a $650.0 million unsecured revolving credit facility (the "Revolving Credit Facility"), with an initial term ending January 31, 2023 and two six-month extension options (for a total possible extension option of one year to January 31, 2024), subject to the paying of certain fees and the satisfaction of certain other conditions, and (ii) a 12-month, delayed-draw, $300.0 million unsecured term loan, with a term ending January 31, 2024 (the "$300 Million Term Loan").
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

Debt Covenants
As of December 31, 2020, the $300 Million Term Loan, the $150 Million Term Loan, and the Revolving Credit Facility (collectively, the "Debt Facilities") contain representations and warranties, financial and other affirmative and negative covenants, events of defaults, and remedies typical for these types of facilities. The financial covenants as defined in the Debt Facilities:
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
As of December 31, 2020, Columbia Property Trust was in compliance with the restrictive financial covenants on its Debt Facilities and notes payable obligations.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's consolidated line of credit and notes payable as of December 31, 2020 and 2019, was approximately $564.6 million and $784.1 million, respectively. The related carrying value of the line of credit and notes payable as of December 31, 2020 and 2019, was $560.0 million and $784.0 million, respectively. Columbia Property Trust estimated the fair value of its Revolving Credit Facility and term loans by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
As of December 31, 2020 and 2019, Columbia Property Trust's weighted-average interest rate on its consolidated line of credit and notes payable was approximately 2.39% and 2.63%, respectively. Columbia Property Trust made interest payments of approximately $19.1 million, $17.9 million, and $22.1 million during 2020, 2019, and 2018, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During 2020, Columbia Property Trust capitalized interest of $11.8 million, $9.8 million of which was capitalized to construction in progress, and $2.0 million of which was capitalized to investments in unconsolidated joint ventures. During 2019, Columbia Property Trust capitalized interest of $6.4 million, $5.1 million of which was capitalized to construction in progress and $1.3 million of which was capitalized to investments in unconsolidated joint ventures. For 2020, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 2.85%.
Debt Maturities
The following table summarizes the aggregate maturities of Columbia Property Trust's line of credit and notes payable as of December 31, 2020 (in thousands):

2021	$—
2022	150,000
2023	110,000
2024	300,000
2025	—
Thereafter	—
Total	$560,000

6.    Bonds Payable
Columbia has two series of bonds outstanding as of December 31, 2020 and 2019: $350 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds are guaranteed by Columbia Property Trust and require semi-annual interest payments. Upon issuance, a portion of the 2026 Bonds Payable was used to redeem $250.0 million of bonds payable, due in April 2018. During the years ended December 31, 2020 and 2019, Columbia Property Trust made interest payments of $27.3 million on its bonds payable. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
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
As of December 31, 2020, Columbia Property Trust was in compliance with the restrictive financial covenants on its 2026 Bonds Payable and 2025 Bonds Payable.
The estimated fair value of the 2025 Bonds Payable and the 2026 Bonds Payable as of December 31, 2020 and 2019, was approximately $738.2 million and $734.4 million, respectively. The related carrying value of the bonds payable, net of discounts, as of December 31, 2020 and 2019, was $699.1 million and $698.9 million, respectively. Columbia Property Trust estimated the fair value of the bonds payable based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of December 31, 2020, the Company is required to fund an additional $52.1 million for construction and tenant improvement allowances related to a vertical expansion project at 80 M Street in Washington, D.C., and $27.6 million related to lobby and tenant improvement allowances for the Pershing lease at 95 Columbus in Jersey City, New Jersey. As of December 31, 2020, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Unconsolidated Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of December 31, 2020, Columbia Property Trust holds nine properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of December 31, 2020.
Columbia Property Trust guarantees a portion of the debt held by the 799 Broadway Joint Venture. As of December 31, 2020, the 799 Broadway Joint Venture has $140.4 million in outstanding borrowings on the Construction Loan, as further described in Note 4, Unconsolidated Joint Ventures. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and Normandy are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of December 31, 2020, the remaining equity contribution requirement is $17.9 million, of which $8.9 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of December 31, 2020, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of December 31, 2020, the Company had $3.8 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of December 31, 2020.
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

8.    Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized the repurchase of up to an aggregate of $200.0 million of its common stock, par value $0.01 per share, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). Under the 2019 Stock Repurchase Program, Columbia Property Trust acquired 1.2 million shares at an average price of $19.47 per share, for aggregate purchases of $23.3 million during 2020. As of December 31, 2020, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired. Columbia Property Trust will continue to evaluate the purchase of shares, primarily through open market transactions, which are subject to market conditions and other factors.
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
Columbia Property Trust's LTI Plan includes both time-based awards and performance-based awards for all participants. Time-based awards vest ratably on each anniversary of the grant date over the next four years. Performance-based restricted stock units (the "Performance-Based RSUs") will vest 75% at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. For 2020, 2019, and 2018 time-based awards, Columbia Property Trust issued 300,141, 176,122, and 128,486 shares of common stock to employees, respectively; and for 2020, 2019, and 2018 performance-based awards Columbia Property Trust granted 297,553, 256,384, and 176,702 restricted stock units, respectively. Upon reaching a predefined performance threshold, the payout of the Performance-Based RSUs will range from 50% to 150% of the Performance-Based RSUs granted, depending on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index and is contingent upon meeting predetermined minimum performance levels. All awards are expensed over the vesting period based on their estimated fair values. The fair value of time-based awards is estimated using the closing stock price on the grant date, and fair values of performance-based awards are estimated using a Monte Carlo valuation.
On January 1, 2021, Columbia Property Trust granted 418,802 shares of time-based stock awards to employees, which will vest ratably on each anniversary of the grant over the next four years, and granted 511,147 Performance-Based RSUs, of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. Consistent with the prior-year awards, the payout of the 2021 Performance-Based RSUs is contingent upon meeting predetermined minimum performance levels and will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index.

Below is a summary of the employee awards issued under the LTI Plan for 2020, 2019, and 2018:

	Restricted Shares			RSUs
	Shares (in thousands)		Estimated Fair Value(1)	Units (in thousands)		Estimated Fair Value(2)
Unvested as of January 1, 2018	389		$21.85	329		$—
Granted	139		$22.97	206		$20.55
Vested	(153)		$22.13	(70)		$19.47
Forfeited	—		$—	(11)		$18.60
Unvested as of December 31, 2018	375		$22.15	454		$—
Granted	176		$19.36	257		$17.66
Vested	(165)		$21.99	(121)		$19.08
Forfeited	(12)		$20.66	(6)		$18.67
Unvested as of December 31, 2019	374		$20.96	584		$18.86
Granted	300		$21.19	298		$18.00
Converted(3)	33			(33)
Vested	(210)		$21.24	(109)		$18.47
Forfeited	—		$—	(25)		$19.24
Unvested as of December 31, 2020	497	(4)	$20.82	715	(4)	$18.51
(1)Reflects the weighted-average grant-date fair value using the market closing price on the date of the grant.
(2)Reflects the weighted-average grant-date fair value using a Monte Carlo valuation.
(3)Reflects 25.0% of the 2017 3-year Performance-Based RSUs granted on January 1, 2017, which converted to Time-Based Restricted shares in January 2020 and will vest in January 2021.
(4)As of December 31, 2020, Columbia Property Trust expects approximately 477,000 of the 497,000 unvested restricted shares to ultimately vest and approximately 686,000 of the 715,000 unvested RSUs to ultimately vest, assuming a forfeiture rate of 4%, which was determined based on peer company data, adjusted for the specifics of the LTI Plan.

Director Stock Grants
Columbia Property Trust grants annual equity retainers to its directors under the LTI Plan. During 2020, 2019, and 2018, Columbia Property Trust granted the following equity retainers:

Date of Grant	Shares	Grant-Date Fair Value(1)
May 12, 2020	46,983	$11.73
March 2, 2020(2)	591	$19.80
May 14, 2019	28,000	$22.13
May 14, 2018	31,743	$22.20
(1)Columbia Property Trust determined the grant-date fair value using the market closing price on the date of the grant.
(2)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.
Stock-Based Compensation Expense
Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	2020	2019	2018
Amortization of unvested LTI Plan awards	$3,875	$3,282	$3,800
Future employee awards(1)	4,297	2,720	2,461
Amortization of Preferred OP unit awards issued in connection with the Normandy Acquisition	11,893	—	—
Issuance of shares to independent directors	379	620	705
Total stock-based compensation expense	$20,444	$6,622	$6,966
(1)Reflects amortization of LTI Plan awards for service during the current period, for which shares will be issued in future periods.
These expenses are included in general and administrative expenses and management fee expense in the accompanying consolidated statements of operations. There were $12.4 million and $9.5 million of unrecognized compensation costs related to unvested awards under the LTI Plan as of December 31, 2020 and 2019, respectively. This amount will be amortized over the respective vesting period, ranging from one year to four years at the time of grant; and as of December 31, 2020, there were $10.3 million of unvested Preferred OP unit awards, which vest over three or four years at time of grant.

9.     Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of December 31, 2020, Columbia Property Trust holds a 97.2% controlling financial interest in Columbia OP. Columbia OP is a VIE in which the Company is the primary beneficiary. Thus, Columbia Property Trust consolidates the accounts of Columbia OP, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of December 31, 2020, Columbia OP has total assets of $4.0 billion and total liabilities of $1.5 billion.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in

Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a VIE in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of December 31, 2020, 101 Franklin Street had total assets and liabilities of $4.4 million and $7.8 million, respectively.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for Columbia Property Trust for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Years Ended December 31,
	2020	2019	2018
Investment in real estate funded with other assets	$—	$—	$617
Other assets assumed upon acquisition	$245	$6	$259
Operating lease asset and liability assumed at acquisition	$1,168	$—	$—
Other liabilities assumed upon acquisition	$245	$137	$664
Real estate assets transferred to unconsolidated joint venture	$208,476	$—	$—
Other assets transferred to unconsolidated joint venture	$15,774	$—	$—
Other liabilities transferred to unconsolidated joint venture	$5,824	$—	$—
Extinguishment of 263 Shuman Boulevard mortgage note by transferring property to lender	$—	$—	$49,000
Settlement of capital lease obligation with related development authority bonds	$—	$—	$120,000
Amortization of net discounts on debt	$180	$180	$180
Accrued investments in unconsolidated joint ventures	$—	$198	$386
Accrued capital expenditures and deferred lease costs	$15,959	$12,944	$15,145
Operating lease liability recorded at adoption of ASC 842	$—	$34,791	$—
Accrued dividends payable	$24,038	$24,209	$23,340
Cumulative-effect adjustment to equity for the adoption of ASU 2017-05 and 2014-09	$—	$—	$358,098
Market value adjustment to interest rate swaps that qualify for hedge accounting treatment	$(17,619)	$(3,445)	$1,441
Issuance of Preferred OP Units for the Normandy Acquisition	$55,306	$—	$—
Common stock issued to employees and directors, and amortized (net of income tax witholdings)	$23,689	$6,622	$6,966

11.    Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee with respect to ground leases at certain of its investment properties, office space leases, and various information technology equipment leases. Operating lease assets represent Columbia Property Trust's right to use the underlying asset over the lease term, and operating lease liabilities represent Columbia Property Trust's obligation to make lease payments over the lease term. Operating lease liabilities are measured as the present value of lease payments over the lease term. As most of Columbia Property Trust's leases do not provide an implicit rate, Columbia Property Trust uses its incremental borrowing rate, based on information available at commencement, to calculate the present value of lease payments. Lease term extensions are included in the operating lease liability when it is reasonably certain that they will be exercised. Any variable payments for non-lease services provided under leases are expensed as incurred. Operating lease assets are measured based on the corresponding operating lease liability amount, reduced for lease incentives. Operating lease expense is recognized on a straight-line basis over the lease term, and is recorded as property operating costs for ground leases and as general and administrative or management fee expenses for all other operating leases. Contracts are evaluated at commencement to determine if the contract contains a lease, and the appropriate classification for such leases.
As of December 31, 2020, Columbia Property Trust has one ground lease at 116 Huntington Avenue in Boston. In August 2020, the Company extended the term of this ground lease to 99.0 years, expiring in 2119, for a $10.0 million payment. As a result, as of December 31, 2020, Columbia Property Trust's ground lease has a remaining lease term of 98.7 years, inclusive of renewal options, which is included in operating lease assets of $39.2 million. Payments for all future periods under this ground lease have already been made. Thus, as of December 31, 2020, operating lease liabilities of $2.2 million include only the present value of future payments due under two office leases, which have a remaining lease term of 2.0 years.
As of December 31, 2020, the future minimum lease payments to be made by Columbia Property Trust under its operating leases are as follows (in thousands):

2021	$1,369
2022	844
2023	67
2024	—
2025	—
Thereafter	—
Total lease payments	2,280
Less: interest expense	(95)
Present value of lease liabilities	$2,185
Weighted-average remaining lease term (years)	2.0 years
Weighted-average discount rate	4.5%

Columbia Property Trust's operating leases had the following impacts on the consolidated balance sheet (in thousands):

	Ground Leases		Office Lease		Total Operating Leases
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Assets:
Total operating lease assets	$37,405	$27,843	$1,760	$1,627	$39,165	$29,470
Liabilities:
Total operating lease liabilities	$—	$—	$2,185	$2,186	$2,185	$2,186

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of operations (in thousands):

	Ground Leases		Office Lease		Total Operating Leases
	2020	2019	2020	2019	2020	2019
Property operating costs	$438	$2,165	$—	$—	$438	$2,165
Management fee expense	—	—	568	—	568	—
General and administrative	—	—	566	580	566	580
Total operating lease expenses	$438	$2,165	$1,134	$580	$1,572	$2,745

Columbia Property Trust's operating leases had the following impacts on the consolidated statements of cash flows (in thousands):

	Ground Leases		Office Lease		Total Operating Leases
	2020	2019	2020	2019	2020	2019
Cash paid for operating lease liabilities included in cash flows from operations	$—	$(1,329)	$(1,965)	$(697)	$(1,965)	$(2,026)

Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Some of Columbia Property Trust's leases contain extension and/or termination options; however, the exercise of these extensions or terminations is at the discretion of the tenant and subject to negotiations. Therefore, such options are only recognized once they are deemed reasonably certain, typically at the time the option is exercised. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. If at any point during the term of a lease, it is determined that the collectability of a tenant receivable is not probable, such receivable is written off against lease revenues. Contracts are evaluated at commencement to determine if the contract contains a lease, as defined by ASC 842, and the appropriate classification for such leases. In making this determination, Columbia Property Trust evaluates, among other things, whether the customer has the right to control the use of the identified asset. As of December 31, 2020, the weighted-average remaining term for such leases is approximately 6.0 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease termination fees; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Lease termination fees are recognized on a straight-line basis from the point at which Columbia Property Trust receives notification of termination until the date the tenant loses the right to lease the space and Columbia Property Trust has satisfied all obligations under the lease or termination agreement. During 2020, 2019, and 2018, Columbia Property Trust earned lease termination fees of $13.1 million, $0.4 million, and $2.2 million, respectively. Fixed and variable payments are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Fixed payments	$236,315	$250,077
Variable payments	25,798	26,072
Total lease revenues	$262,113	$276,149
As of December 31, 2020, the future minimum fixed lease payments due to Columbia Property Trust under non-cancelable operating leases are as follows (thousands):

2021	$182,787
2022	173,442
2023	166,287
2024	166,632
2025	150,358
Thereafter	746,663
Total	$1,586,169

12.    Non-Lease Revenues
Columbia Property Trust applies Accounting Standard Codification 606, Revenues from Contracts with Customers ("ASC 606"), to its non-lease revenue streams outlined below. ASC 606 requires companies to perform a five-step analysis of transactions to determine when and how revenue is recognized. See Note 11, Leases, for information about revenues earned under leases.
Management Fee Revenue
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. During 2020, 2019, and 2018, Columbia Property Trust earned management fee revenues of $38.4 million, $7.5 million, and $7.4 million, respectively, under these agreements. Management services are ongoing and routine, and are provided on a recurring basis. Therefore such fees are recognized ratably over the service period, usually a period of three months. Columbia Property Trust receives payments quarterly for asset management fees and monthly for property management fees.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision. During 2020, Columbia Property Trust earned construction and development fees of $3.4 million. Such fees are included in management fee revenue on the accompanying consolidated statements of operations. Such fees are recognized using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract.

Leasing Override Fees
Under the asset management agreements for certain properties owned through unconsolidated joint ventures, Columbia Property Trust is eligible to earn leasing override fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. Prior to January 1, 2018, such fees were not recognized until billable to the applicable joint venture, typically upon commencement of the lease. During 2020, 2019, and 2018, Columbia Property Trust earned leasing override fees of $0.5 million, $0.1 million, and $0.2 million, respectively, which are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for ongoing and routine services that are provided by Columbia Property Trust employees on a recurring basis. Such revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. During 2020, 2019, and 2018, Columbia Property Trust earned salary and other reimbursement revenue of $14.5 million, $4.5 million, and $4.4 million, respectively. For 2020, these amounts are included in management fee revenues on the accompanying consolidated statements of income, and for 2019 and 2018, these amounts are included in other property income on the accompanying consolidated statements of income.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias, which are included in other property income on the accompanying consolidated statements of income. Such services are ongoing and routine, and are provided on a recurring basis. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. During 2020, 2019, and 2018, Columbia Property Trust earned miscellaneous revenue of $7,000, $260,000, and $745,000, respectively. These amounts are included in other property income on the accompanying consolidated statements of income.

13.    Income Taxes
Columbia Property Trust's income tax basis net income during 2020, 2019, and 2018 (in thousands) follows:

	2020	2019	2018
GAAP basis financial statement net income attributable to common stockholders	$115,710	$9,197	$9,491
Increase (Decrease) in Net Income Resulting From:
Depreciation and amortization expense for financial reporting purposes in excess of amounts for income tax purposes	44,633	41,648	43,753
Rental income accrued for financial reporting purposes in excess of (less than) amounts for income tax purposes	(8,851)	(10,373)	7,145
Net amortization of above-/below-market lease intangibles for financial reporting purposes less than amounts for income tax purposes	(7,156)	(5,107)	(5,990)
Interest expense for financial reporting purposes in excess of amounts for income tax purposes	(6,308)	5,852	—
Bad debt expense for financial reporting purposes less than (in excess of) amounts for income tax purposes	1,073	1	4
Income from unconsolidated joint ventures for financial reporting purposes in excess of amount for income tax purposes	17,352	15,224	16,654
Gains or losses on disposition of real property for financial reporting purposes that are more favorable than amounts for income tax purposes	(145,443)	(57,284)	79,376
Impairment loss on goodwill for financial reporting purposes in excess of amount for income tax purposes	63,806	—	—
Other expenses or revenues for financial reporting purposes in excess of (less than) amounts for income tax purposes	22,232	37,912	(32,342)
Income tax basis net income, prior to dividends-paid deduction	$97,048	$37,070	$118,091

As of December 31, 2020 and 2019, the tax basis carrying value of Columbia Property Trust's total assets was approximately $4.1 billion and $4.4 billion. For income tax purposes, distributions to common stockholders are characterized as ordinary income, capital gains, or as a return of a stockholder's invested capital. Columbia Property Trust's distributions per common share are summarized as follows:

	2020	2019	2018
Ordinary income	100.0%	53.1%	100.0%
Capital gains	—%	—%	—%
Return of capital	—%	46.9%	—%
Total	100.0%	100.0%	100.0%

As of December 31, 2020, returns for the calendar years 2016 through 2020 remain subject to examination by U.S. or various state tax jurisdictions.
No provisions for federal income taxes have been made in the accompanying consolidated financial statements, other than the provisions relating to the TRS Entities, as Columbia Property Trust made distributions in excess of taxable income for the periods presented. Columbia Property Trust is subject to certain state and local taxes related to property operations in certain locations, which have been provided for in the accompanying consolidated financial statements. The income taxes recorded by the TRS Entities for the years ended December 31, 2020, 2019, and 2018, are as follows:

	Years Ended December 31,
	2020	2019	2018
Federal income tax	$(2,123)	$14	$63
State income tax	(683)	6	(26)
Total income tax	$(2,806)	$20	$37

As of December 31, 2020 and 2019, Columbia Property Trust had deferred tax assets of $3.4 million and $0.2 million, respectively, which are included in prepaid expenses and other assets in the accompanying consolidated balance sheets.

14.    Earnings Per Share

In computing the basic and diluted earnings per share, net income (loss) attributable to common stockholders has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations (in thousands):

	2020	2019	2018
Net income (loss)	$118,396	$9,064	$9,491
Net (income) loss attributable to noncontrolling interest in Columbia OP	(3,226)	—	—
Net (income) loss attributable to noncontrolling interest in consolidated joint venture	540	133	—
Net income attributable to common stockholders	115,710	9,197	9,491
Distributions paid on unvested shares	(453)	(310)	(296)
Net income attributable to common stockholders used to calculate basic earnings per share	115,257	8,887	9,195
Net income attributable to noncontrolling interest in Columbia OP	3,226	—	—
Net income attributable to common stockholders and Columbia OP unit-holders used to calculated diluted earnings per share	$118,483	$8,887	$9,195

The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of income (in thousands):

	2020	2019	2018
Weighted-average common shares – basic	114,055	116,261	117,888
Plus Incremental Weighted-Average Shares From Time-Vested Conversions Less Assumed Share Repurchases:
Convertible Preferred OP Units	3,049	—	—
Previously granted LTI Plan awards, unvested	—	114	104
Future LTI Plan awards	3	83	319
Weighted-average common shares – diluted	117,107	116,458	118,311

Certain anti-dilutive stock awards are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of December 31, 2020, there were 255,000 anti-dilutive shares, and there were no anti-dilutive shares outstanding as of December 31, 2019 and 2018.

15.    Quarterly Results (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2020 and 2019 (in thousands, except per-share data):

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$76,254	$79,371	$82,084	$62,857
Net income attributable to common stockholders	$6,290	$5,085	$5,367	$98,968	(1)
Net income attributable to common stockholders per share – basic(2)	$0.05	$0.04	$0.05	$0.87
Net income attributable to common stockholders per share – diluted(2)	$0.05	$0.04	$0.05	$0.87
Dividends declared per share	$0.21	$0.21	$0.21	$0.21

	2019
	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Revenues	$75,433	$72,730		$71,949		$68,725
Net income (loss) attributable to common stockholders	$3,513	$47,747	(3)	$(20,286)	(4)	$(21,777)	(5)
Net income (loss) attributable to common stockholders – basic(2)	$0.03	$0.41		$(0.17)		$(0.19)
Net income (loss) attributable to common stockholders – diluted(2)	$0.03	$0.41		$(0.17)		$(0.19)
Dividends declared per share	$0.20	$0.20		$0.20		$0.21
(1)Net loss attributable to common stockholders for the fourth quarter of 2020 includes a gain on sale of real estate assets of $175.3 million, as described in Note 3, Transactions, offset by an impairment loss on goodwill $63.8 million related to the Normandy Acquisition, as described in Note 2, Summary of Significant Accounting Policies.
(2)Quarterly net income (loss) per share – basic and diluted is calculated based on quarterly basic and diluted weighted-average shares outstanding, respectively.
(3)Net income attributable to common stockholders for the second quarter of 2019 includes a gain on sale of real estate assets of $41.9 million, as described in Note 3, Transactions.
(4)Net loss attributable to common stockholders for the third quarter of 2019 includes an impairment loss on real estate of $23.4 million related to sales of real estate assets, as described in Note 3, Transactions.
(5)Net loss attributable to common stockholders for the fourth quarter of 2019 includes an impairment loss on real estate of $20.6 million related to sales of real estate assets, as described in Note 2, Summary of Significant Accounting Policies.

16.     Segment Information
Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of December 31, 2020, our reportable segments consist of the four key markets in which we own assets: New York, San Francisco, Washington, D.C., and Boston. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. Upon selling its remaining properties in Atlanta during 2019 and Los Angeles during 2020, Columbia Property Trust has combined Atlanta, Los Angeles, and the all other office markets reportable segments for all periods presented. During the periods presented, there have been no material intersegment transactions.
Net operating income ("NOI") is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of each reportable segment and is calculated by deducting operating expenses from operating revenues. Operating revenues include lease revenues and other property income, and operating expenses include property operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as Columbia Property Trust calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.
Asset information and capital expenditures by segment are not reported because Columbia Property Trust does not use these measures to assess performance. Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.
The following table presents property operating revenues by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
New York(1)	$174,161	$157,244	$158,077
San Francisco(2)	134,224	114,295	105,947
Washington, D.C.(3)	58,373	58,200	57,274
Boston	16,090	14,285	13,441
All other office markets	2,567	49,075	65,178
Total office segments	385,415	393,099	399,917
Corporate	(2,156)	3,137	3,165
Total	$383,259	$396,236	$403,082
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 8.65% for Terminal Warehouse from March 13, 2020 (acquisition date) to December 31, 2020; and 49.5% for 114 Fifth Avenue for all periods presented.
(2)Includes operating revenues for three unconsolidated properties, based on Columbia Property Trust's ownership interests: 100.0% for 221 Main Street from January 1, 2018 to October 7, 2020, and 55.0% for 221 Main Street from October 8, 2020 to December 31, 2020; 77.5% for 333 Market Street and University Circle from January 1, 2018 through January 31, 2018; and 55.0% for 333 Market Street and University Circle from February 1, 2018 through December 31, 2020.
(3)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Total revenues	$300,566	$288,837	$297,943
Operating revenues included in income (loss) from unconsolidated joint ventures(1)	121,139	114,943	112,523
Less: management fee revenues(2)	(38,446)	(7,544)	(7,384)
Total property operating revenues	$383,259	$396,236	$403,082
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.
The following table presents net operating income by geographic reportable segment (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
New York(1)	$107,956	$93,112	$94,765
San Francisco(2)	95,564	83,305	79,354
Washington, D.C.(3)	33,725	33,953	34,750
Boston	9,343	7,539	7,205
All other office markets	1,379	40,029	56,228
Total office segments	247,967	257,938	272,302
Corporate	(1,774)	(904)	(803)
Total	$246,193	$257,034	$271,499
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 8.65% for Terminal Warehouse from March 13, 2020 (acquisition date) to December 31, 2020; and 49.5% for 114 Fifth Avenue for all periods presented.
(2)Includes operating revenues for three unconsolidated properties, based on Columbia Property Trust's ownership interests: 100.0% for 221 Main Street from January 1, 2018 to October 7, 2020, and 55.0% for 221 Main Street from October 8, 2020 to December 31, 2020; 77.5% for 333 Market Street and University Circle from January 1, 2018 through January 31, 2018; and 55.0% for 333 Market Street and University Circle from February 1, 2018 through December 31, 2020.
(3)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square for all periods presented; 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Net income attributable to common stockholders	$115,710	$9,197	$9,491
Management fee revenues	(38,446)	(7,544)	(7,384)
Depreciation	68,454	78,292	81,795
Amortization	30,578	27,908	32,554
Impairment loss on real estate assets	—	43,941	30,812
Impairment loss on goodwill	63,806	—	—
General and administrative	44,011	32,779	32,979
Management fee expense	31,483	3,567	3,108
Acquisition and restructuring fees	19,004	6,398	—
Net interest expense	36,740	42,997	56,477
Market value adjustments to investment in Real Estate Funds	700	—	—
Interest income from development authority bonds	—	—	(6,871)
(Gain) loss on extinguishment of debt	—	—	(23,340)
Income tax expense	(2,805)	21	37
Adjustments included in loss from unconsolidated joint venture	62,893	61,634	62,603
Gain on sale of unconsolidated joint venture interest	—	—	(762)
Gains on sales of real estate assets	(188,633)	(42,030)	—
Adjustment attributable to noncontrolling interests	2,698	(126)	—
Net operating income	$246,193	$257,034	$271,499

17.     Subsequent Events
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report on Form 10-K and noted the following items in addition to those disclosed elsewhere in this report:
•On February 12, 2021, the board of directors declared dividends for the first quarter of 2021 of $0.21 per share, payable on March 16, 2021, to stockholders of record on March 1, 2021.
•On January 8, 2021, Columbia Property Trust paid an aggregate amount of $24.2 million in dividends for the fourth quarter of 2020 to stockholders of record on December 1, 2020.

Columbia Property Trust, Inc. Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization December 31, 2020 (in thousands)
					Initial Costs			Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2020			Accumulated Depreciation and Amortization	Date of Construc- tion		Life on Which Depreciation and Amortization is Computed(b)
Description	Location	Owner- ship %	Encum-brances		Land	Buildings and Improvements	Total		Land	Buildings and Improvements	Total(a)			Date Acquired
80 M Street(c)	Washington, D.C.	100%	None		$26,248	$76,269	$102,517	$24,158	$26,806	$99,869	$126,675	$32,979	2001	6/29/2004	0 to 40 years
95 Columbus	Jersey City, NJ	100%	None		29,061	141,544	170,605	18,153	29,712	159,046	188,758	77,249	1989	10/31/2006	0 to 40 years
650 California Street	San Francisco, CA	100%	None		75,384	240,441	315,825	27,388	75,384	267,829	343,213	56,528	1964	9/9/2014	0 to 40 years
315 Park Avenue South	New York, NY	100%	None		119,633	249,510	369,143	39,291	119,633	288,801	408,434	48,987	1910	1/7/2015	0 to 40 years
116 Huntington Avenue	Boston, MA	100%	None	(d)	—	116,290	116,290	27,505	—	143,795	143,795	32,353	1991	1/8/2015	0 to 40 years
229 West 43rd Street	New York, NY	100%	None		207,233	292,991	500,224	4,017	207,233	297,008	504,241	56,787	1912/1924/ 1932/1947	8/4/2015	0 to 40 years
249 West 17th Street	New York, NY	100%	None		113,149	221,517	334,666	7,504	113,149	229,021	342,170	26,275	1902/1909	10/11/2017	0 to 40 years
218 West 18th Street	New York, NY	100%	None		43,836	139,077	182,913	1,420	43,836	140,497	184,333	17,796	1912	10/11/2017	0 to 40 years
149 Madison Avenue(e)	New York, NY	100%	None		59,112	28,989	88,101	30,596	59,112	59,585	118,697	—	(e)	11/28/2017	0 to 40 years
101 Franklin Street(e)	New York, NY	92.5%	None		57,145	149,500	206,645	6,245	57,145	155,745	212,890	—	(e)	12/2/2019	0 to 40 years
201 California Street	San Francisco, CA	100%	None		77,833	170,754	248,587	3,056	77,833	173,810	251,643	10,461	1948	12/9/2019	0 to 40 years
TOTAL CONSOLIDATED REAL ESTATE ASSETS(f)					$808,634	$1,826,882	$2,635,516	$189,333	$809,843	$2,015,006	$2,824,849	$359,415
UNCONSOLIDATED REAL ESTATE ASSETS (presented at 100% of the Joint Venture's Basis)(g):
Market Square	Washington, D.C.	51.00%	$325,000		$152,629	$450,757	$603,386	$(10,340)	$152,630	$440,416	$593,046	$76,720	1990	10/28/2015	0 to 40 years
University Circle	East Palo Alto, CA	55.00%	None		27,493	278,288	305,781	(95,138)	27,756	182,887	210,643	19,281	2001/2002/ 2003	7/6/2017	0 to 40 years
333 Market Street	San Francisco, CA	55.00%	None		114,483	292,840	407,323	(41,230)	114,483	251,610	366,093	29,001	1979	7/6/2017	0 to 40 years
114 Fifth Avenue	New York, NY	49.50%	None	(h)	—	383,694	383,694	2,301	—	385,995	385,995	65,516	1910	7/6/2017	0 to 40 years
1800 M Street	Washington, D.C.	55.00%	None		125,735	272,353	398,088	36,072	125,735	308,425	434,160	47,195	1975	10/11/2017	0 to 40 years
799 Broadway(e)	New York, NY	49.70%	$140,414		145,991	4,865	150,856	95,136	145,992	100,000	245,992	—	(e)	10/3/2018	0 to 40 years
Terminal Warehouse(e)	New York, NY	8.65%	$643,819		154,269	733,034	887,303	179,878	154,036	913,145	1,067,181	36,006	(e)	3/13/2020	0 to 40 years
221 Main Street(i)	San Francisco, CA	55.00%	None		60,509	147,967	208,476	967	60,509	148,934	209,443	1,851	1974	10/8/2020	0 to 40 years
TOTAL UNCONSOLIDATED REAL ESTATE ASSETS					$781,109	$2,563,798	$3,344,907	$167,646	$781,141	$2,731,412	$3,512,553	$275,570

(a)The aggregate cost of consolidated land and buildings and improvements for federal income tax purposes is approximately $2.909 billion.
(b)Columbia Property Trust assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements are amortized over the shorter of economic life or lease term; lease intangibles are amortized over the respective lease term; building improvements are depreciated over 5-25 years; and buildings are depreciated over 40 years.
(c)80 M Street and Cranberry Woods Drive are owned directly by Columbia Property Trust, Inc.; therefore, they are not consolidated into Columbia OP.
(d)116 Huntington Avenue is owned subject to a long-term, pre-paid ground lease.
(e)101 Franklin Street, 149 Madison Avenue, 799 Broadway, and Terminal Warehouse are under development.
(f)Consolidated real estate assets excludes $12.1 million of corporate assets.
(g)The aggregate cost of Columbia Property Trust's share of the land and buildings and improvements, net of debt, held by unconsolidated joint ventures for federal income tax purposes is approximately $1.439 billion.
(h)Property is owned subject to a long-term ground lease.
(i)221 Main Street was acquired by Columbia Property Trust on April 22, 2014; it was contributed to an unconsolidated joint venture on October 8, 2020.
S-1

Columbia Property Trust, Inc.
Schedule III – Real Estate Assets and Accumulated Depreciation and Amortization
(in thousands)

	For the Years Ended December 31,
	2020		2019	2018
Real Estate:
Balance at beginning of year	$3,336,448		$3,345,301	$3,612,294
Additions to/improvements of real estate	53,673		531,336	87,398
Sale/transfer of real estate	(550,435)	(1)	(456,331)	(313,683)	(2)
Impairment loss on real estate	—		(43,941)	(30,812)
Write-offs of building and tenant improvements	(67)		(270)	(1,464)
Write-offs of intangible assets(3)	(13,086)		(34,039)	(6,131)
Write-offs of fully depreciated assets	(1,684)		(5,608)	(2,301)
Balance at end of year	$2,824,849		$3,336,448	$3,345,301
Accumulated Depreciation and Amortization:
Balance at beginning of year	$418,979		$487,485	$482,627
Depreciation and amortization expense	80,583		90,926	98,858
Sale/transfer of real estate	(126,618)	(1)	(149,708)	(84,965)	(2)
Write-offs of tenant improvements	(53)		(228)	(603)
Write-offs of intangible assets(3)	(11,792)		(3,888)	(6,131)
Write-offs of fully depreciated assets	(1,684)		(5,608)	(2,301)
Balance at end of year	$359,415		$418,979	$487,485
(1)Includes the contribution of 100% of 221 Main Street to an unconsolidated joint venture, in which Columbia Property Trust owned a 55.0% interest as of December 31, 2020.
(2)Includes the contribution of 100% of both University Circle and 333 Market Street to unconsolidated joint ventures, in which Columbia Property Trust owned a 55.0% interest as of December 31, 2020.
(3)Consists of write-offs of intangible lease assets related to lease restructurings, amendments, and terminations.

S-2