Form 10-Q
period 2021-03-31
COLUMBIA PROPERTY TRUST, INC.
filed 2021-04-29
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2021
or
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

Number of shares outstanding of the registrant's
only class of common stock, as of April 23, 2021: 114,869,125 shares

FORM 10-Q
COLUMBIA PROPERTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this quarterly report on Form 10-Q ("Form 10-Q") of Columbia Property Trust, Inc. ("Columbia Property Trust," "we," "our," or "us"), other than historical facts may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Columbia Property Trust intends for all such forward-looking statements presented in this Form 10-Q, or that management may make orally or in writing from time to time, to be covered by the applicable safe harbor provisions for forward-looking statements contained in those acts.
Such statements in this Form 10-Q include, among other things, information about possible or assumed future results of the business and our financial condition, liquidity, results of operations, plans, strategies, prospects, and objectives. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. As forward-looking statements, these statements are subject to certain risks and uncertainties, including known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. These risks, uncertainties, and other factors include, without limitation:
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
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work trends, and similar governmental and private measures taken to combat the spread of COVID-19;
•future developments involving our strategic alternatives review process, as well as costs, expenses and disruption associated with such strategic alternatives review process;
•our receipt of an unsolicited, non-binding proposal from Arkhouse Partners LLC (together with its affiliates, “Arkhouse”), AS8888 LLC, an entity of The Sapir Organization (“Sapir”) and 8F Investment Partners Pte. Ltd ("8F") to acquire the Company and the costs, expenses and disruption associated with such proposal;
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
•risks relating to reduced demand for, or oversupply of, office space in our markets, including increased sublease availabilities;
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
For further discussion of these and additional risks and uncertainties that may cause actual results to differ from expectation, see Item 1A, Risk Factors, on our Form 10-K for the year ended December 31, 2020 and Part II, Item 1A – Risk Factors, in this Quarterly Report. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurances that our expectations will be achieved. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Form 10-Q is filed with the U.S. Securities and Exchange Commission ("SEC"). We do not intend to update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2020. Columbia Property Trust's results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$809,843	$809,843
Buildings and improvements, less accumulated depreciation of $318,017 and $303,764, as of March 31, 2021 and December 31, 2020, respectively	1,525,222	1,537,683
Intangible lease assets, less accumulated amortization of $57,970 and $57,947, as of March 31, 2021 and December 31, 2020, respectively	43,663	46,075
Construction in progress	99,729	83,943
Total real estate assets	2,478,457	2,477,544
Operating lease assets	38,737	39,165
Investments in unconsolidated joint ventures	1,295,419	1,295,800
Cash and cash equivalents	27,093	61,882
Tenant receivables	3,320	2,540
Straight-line rent receivable	75,744	74,051
Prepaid expenses and other assets	39,718	42,285
Intangible lease origination costs, less accumulated amortization of $35,662 and $35,161, as of March 31, 2021 and December 31, 2020, respectively	20,152	21,451
Deferred lease costs, less accumulated amortization of $19,737 and $18,669, as of March 31, 2021 and December 31, 2020, respectively	70,752	71,800
Total assets	$4,049,392	$4,086,518
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,316 and $1,470, as of March 31, 2021 and December 31, 2020, respectively	$572,684	$558,530
Bonds payable, net of discounts of $898 and $943 and unamortized deferred financing costs of $2,801 and $2,954, as of March 31, 2021 and December 31, 2020, respectively	696,301	696,103
Operating lease liabilities	1,801	2,185
Accounts payable, accrued expenses, and accrued capital expenditures	82,333	91,493
Dividends payable	—	24,038
Deferred income	16,315	16,155
Intangible lease liabilities, less accumulated amortization of $7,582 and $8,867, as of March 31, 2021 and December 31, 2020, respectively	13,699	14,420
Total liabilities	1,383,133	1,402,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,869,772 and 114,453,379 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	1,149	1,145
Additional paid-in capital	4,377,157	4,376,116
Cumulative distributions in excess of earnings	(1,773,457)	(1,749,811)
Cumulative other comprehensive loss	(13,704)	(18,201)
Total stockholders' equity attributable to Columbia Property Trust	2,591,145	2,609,249
Noncontrolling interest in Columbia Operating Partnership	70,307	69,414
Noncontrolling interest in consolidated joint venture	4,807	4,931
Total equity	2,666,259	2,683,594
Total liabilities and equity	$4,049,392	$4,086,518
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Revenues:
Lease revenues	$54,309	$68,007
Management fee revenues	10,079	8,240
Other property income	—	7
	64,388	76,254
Expenses:
Property operating costs	20,828	22,697
Depreciation	16,531	18,330
Amortization	4,844	6,721
General and administrative	9,776	11,782
Strategic review costs	2,356	—
Management fee expense	9,269	6,945
Acquisition and restructuring costs (Note 3)	—	12,081
	63,604	78,556
Other Income (Expense):
Interest expense	(7,536)	(9,555)
Interest and other expense	(239)	(158)
Income tax benefit	329	2,243
Income from unconsolidated joint ventures	7,107	2,656
Gain on sale of real estate assets	—	13,344
	(339)	8,530
Net income	445	6,228
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(97)	(71)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	129	133
Net income attributable to common stockholders	$477	$6,290
Per-Share Information – Basic:
Net income	$0.00	$0.05
Weighted-average common shares outstanding – basic	114,115	114,471
Per-Share Information – Diluted:
Net income	$0.00	$0.05
Weighted-average common shares outstanding – diluted	117,851	114,486
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Net income	$445	$6,228
Market value adjustments to interest rate swaps	4,624	(19,993)
Comprehensive income (loss)	5,069	(13,765)
Less: market value adjustments to interest rate swaps attributable to noncontrolling interest in Columbia Operating Partnership	(127)	585
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(97)	(71)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	129	133
Comprehensive income (loss) attributable to common stockholders	$4,974	$(13,118)
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2020	114,453	$1,145	$4,376,116	$(1,749,811)	$(18,201)	$2,609,249	$69,414	$4,931	$2,683,594
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	417	4	842	—	—	846	1,831	—	2,677
Repurchases of Operating Partnership Units	—	—	199	—	—	199	(481)	—	(282)
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,123)	—	(24,123)	(681)	—	(24,804)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	5	5
Distributions to consolidated joint venture partner	—	—	—	—	—	—	—	—	—
Allocation of net income	—	—	—	477	—	477	97	(129)	445
Market value adjustment to interest rate swap	—	—	—	—	4,497	4,497	127	—	4,624
Balance, March 31, 2021	114,870	$1,149	$4,377,157	$(1,773,457)	$(13,704)	$2,591,145	$70,307	$4,807	$2,666,259

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	327	3	97	—	—	100	2,358	—	2,458
Contributions from noncontrolling interests	—	—	—	—	—	—	—	16	16
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,175)	—	(24,175)	(685)	—	(24,860)
Consolidated joint venture partnership interest acquired through investment in the Real Estate Funds	—	—	—	—	—	—	—	(109)	(109)
Allocation of net income	—	—	—	6,290	—	6,290	71	(133)	6,228
Market value adjustment to interest rate swap	—	—	—	—	(19,408)	(19,408)	(585)	—	(19,993)
Balance, March 31, 2020	114,413	$1,144	$4,369,155	$(1,787,119)	$(20,509)	$2,562,671	$56,465	$5,251	$2,624,387

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net income	$445	$6,228
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Straight-line rental income	(1,907)	(3,394)
Lease revenues reversed for doubtful accounts – straight-line rental income	213	—
Lease revenues reserved for doubtful accounts – tenant receivables	1,340	8
Noncash operating lease expense	44	82
Depreciation	16,531	18,330
Amortization	4,335	5,330
Noncash interest expense	643	642
Gain on sale of real estate assets	—	(13,344)
Income from unconsolidated joint ventures	(7,107)	(2,656)
Distributions of earnings from unconsolidated joint ventures	7,750	6,996
Market value adjustment to investment in Real Estate Funds	239	160
Stock based compensation expense	4,144	4,657
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in tenant receivables, net	(2,120)	(1,710)
Decrease (increase) in prepaid expenses and other assets	2,241	(235)
Decrease in accounts payable and accrued expenses	(7,710)	(4,605)
Decrease (increase) in deferred income	160	(342)
Net cash provided by operating activities	19,241	16,147
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	—	250,822
Normandy Acquisition (Note 3)	—	(13,971)
Capital improvement and development costs	(16,627)	(23,583)
Deferred lease costs paid	(297)	(3,965)
Investments in unconsolidated joint ventures	(8,138)	(43,641)
Investments in real estate-related funds	(259)	(253)
Distributions from unconsolidated joint ventures	7,877	6,487
Net cash provided by (used in) investing activities	(17,444)	171,896
Cash Flows From Financing Activities:
Financing costs paid	—	(5)
Proceeds from lines of credit and notes payable	14,000	347,000
Repayments of lines of credit and notes payable	—	(180,000)
Contributions from consolidated joint venture partner	5	16
Distributions paid to stockholders and OP unit holders	(48,842)	(49,069)
Redemptions of common stock and OP units	(1,749)	(25,474)
Net cash provided by (used in) financing activities	(36,586)	92,468
Net increase (decrease) in cash and cash equivalents	(34,789)	280,511
Cash and cash equivalents, beginning of period	61,882	12,303
Cash and cash equivalents, end of period	$27,093	$292,814
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(unaudited)

1.Organization
Columbia Property Trust, Inc. ("Columbia Property Trust" or "Columbia") (NYSE: CXP) is a Maryland corporation that operates as a real estate investment trust ("REIT") for federal income tax purposes, and owns and operates commercial real estate properties. Columbia Property Trust conducts business primarily through Columbia Property Trust Operating Partnership, L.P. ("Columbia OP"), a Delaware limited partnership in which Columbia Property Trust is the general partner and majority owner (97.3%). Columbia Property Trust acquires, develops, redevelops, owns, leases, and operates real properties directly, through wholly owned subsidiaries, or through joint ventures. Unless otherwise noted herein, references to Columbia Property Trust, the "Company," "we," "us," or "our" herein shall include Columbia Property Trust and all subsidiaries of Columbia Property Trust, direct and indirect.
As of March 31, 2021, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and Boston. As of March 31, 2021, these operating properties contained 6.2 million rentable square feet and were approximately 94.0% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

2.    Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of Columbia Property Trust have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Results for these interim periods are not necessarily indicative of a full year's results. For additional information on Columbia Property Trust's unconsolidated joint ventures, which are accounted for using the equity method of accounting, see Note 4, Unconsolidated Joint Ventures. Columbia Property Trust's consolidated financial statements include the accounts of Columbia Property Trust, Columbia OP, and any variable-interest entity in which Columbia Property Trust or Columbia OP is deemed the primary beneficiary. With respect to entities that are not variable interest entities, Columbia Property Trust's consolidated financial statements also include the accounts of any entity in which Columbia Property Trust, Columbia OP, or their subsidiaries own a controlling financial interest and any limited partnership in which Columbia Property Trust, Columbia OP, or their subsidiaries own a controlling general partnership interest. All intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and footnotes included in Columbia Property Trust's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K").
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
With respect to development and redevelopment projects, Columbia Property Trust capitalizes construction costs, including hard and soft costs, operating costs and interest expense, as applicable. Interest expense is capitalized on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures. During the three months ended March 31, 2021 and 2020, $2.8 million and $2.6 million, respectively, of interest was capitalized to construction in progress; and during the three months ended March 31, 2021 and 2020, $0.8 million and $0.4 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. See Note 5., Line of Credit and Notes Payable, for additional information.
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
As of March 31, 2021 and December 31, 2020, none of Columbia's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheets.
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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of March 31, 2021.
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of March 31, 2021 and December 31, 2020, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
March 31, 2021	Gross	$2,480	$99,153	$55,814	$21,281
	Accumulated Amortization	(1,416)	(56,554)	(35,662)	(7,582)
	Net	$1,064	$42,599	$20,152	$13,699
December 31, 2020	Gross	$2,480	$101,542	$56,612	$23,287
	Accumulated Amortization	(1,374)	(56,573)	(35,161)	(8,867)
	Net	$1,106	$44,969	$21,451	$14,420

Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three months ended March 31, 2021 and 2020, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended March 31, 2021	$42	$2,369	$1,299	$722
For the Three Months Ended March 31, 2020	$43	$3,700	$1,586	$1,596

The net intangible assets and liabilities remaining as of March 31, 2021 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the remainder of 2021	$129	$6,594	$3,111	$2,080
For the years ending December 31:
2022	172	7,620	3,335	2,571
2023	172	6,138	2,810	1,995
2024	172	5,333	2,500	1,748
2025	172	3,943	1,849	1,182
2026	109	2,832	1,321	964
Thereafter	138	10,139	5,226	3,159
	$1,064	$42,599	$20,152	$13,699

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
Investments in Real Estate Funds
Columbia Property Trust holds general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners and a general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of March 31, 2021 and December 31, 2020, investments in the Real Estate Funds of approximately $4.2 million and $4.3 million, respectively, are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. For the three months ended March 31, 2021 and 2020, Columbia Property Trust recognized unrealized losses on its investments in Real Estate Funds of approximately $0.2 million, which are recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis. When the collectability of tenant receivables is not considered probable, the receivable is written down against lease revenues. During the three months ended March 31, 2021 and 2020, $1,340,000 and $8,000, respectively, of tenant receivables were written down against lease revenues.

Straight-Line Rent Receivable

Straight-line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized. When the collection of future rental billings is not considered probable, tenants are moved to "cash basis billings," at which point the corresponding straight-line rent receivable is written-down against lease revenues, and future revenues are recognized upon receipt of payment. During the three months ended March 31, 2021, approximately $0.2 million of straight-line rent receivables were written down against lease revenues.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of March 31, 2021, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Accounts payable	$14,096	$18,720
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

	Three Months Ended March 31,
	2021	2020
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$4,624	$(19,993)
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
Strategic Review Costs
In the first quarter of 2021, the Company incurred approximately $2.4 million of strategic review and proxy contest costs related to a proxy contest, which was subsequently withdrawn in late April, and the ongoing strategic alternative review process. These costs are expensed as incurred.
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
Reclassification
Certain prior-period amounts on the consolidated statement of cash flows have been reclassified to conform with the current-period presentation. With respect to adjustments to reconcile net income to cash provided by operating activities, lease revenues reserved for doubtful accounts – tenant receivables includes amounts previously reported in decrease (increase) in tenant receivables, net.
Recent Accounting Pronouncements
Accounting Standard Update 2021-01, Reference Rate Reform ("ASC 2021-01"), which was issued on and effective as of January 7, 2021, refines the scope of ASC 848, Reference Rate Reform ("ASC 848"), which was codified last year to address the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of LIBOR. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the practical expedients provided for in ASC 848 related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap, once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of the Company's interest rate swaps as cash flow hedges in the event that its debt and interest rate swaps are not amended concurrently to reflect a new reference rate. ASC 2021-01 allows for entities to either apply the practical expedient as Columbia has elected to do, or change its effectiveness approach to a quantitative model as provided for in existing guidance. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASC 848 and ASU 2021-01 may be applied to swaps entered into through December 31, 2022. Neither has had a material impact on Columbia Property Trust's consolidated financial statements or disclosures.

3.     Transactions
Terminal Warehouse Joint Venture Investment
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse for $40.0 million. Terminal Warehouse is a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $645.5 million as of March 31, 2021. After executing an extension in April 2021, the loan matures on May 24, 2021, with two extension options for a total possible extension period of eight months to January 24, 2022. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
Real Estate Dispositions
During 2020, Columbia Property Trust sold the following properties. Additional information for certain of the disposition transactions is provided below the table. There have been no real estate dispositions in 2021 to date.

Property	Location	Date	% Sold	Sales Price(1) (in thousands)	Gain (loss) on Sale (in thousands)
2020
221 Main Street	San Francisco, CA	October 8, 2020	45%	$180,000	$175,271
Pasadena Corporate Park	Los Angeles, CA	March 31, 2020	100%	$78,000	$(67)
Cranberry Woods Drive	Pittsburgh, PA	January 16, 2020	100%	$180,000	$13,428
(1)Exclusive of transaction costs and price adjustments.

221 Main Street – Partial Sale
On October 8, 2020, Columbia Property Trust contributed 221 Main Street to a joint venture and simultaneously sold a 45.0% interest in this joint venture (the "221 Main Street Joint Venture") for a gross sales price of $180.0 million, exclusive of transaction costs, resulting in a gain on sale of $175.3 million in the fourth quarter of 2020. Following this transaction, Columbia Property Trust owns a 55.0% interest in the 221 Main Street Joint Venture. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable, during the fourth quarter of 2020.
Pasadena Corporate Park
On March 31, 2020, Columbia Property Trust closed on the sale of Pasadena Corporate Park for a gross sales price of $78.0 million, exclusive of transaction costs, resulting in a loss on sale of $67,000. Columbia Property Trust recognized an impairment loss of $20.6 million related to this property in the fourth quarter of 2019. At the time of sale, the proceeds from this transaction were held in cash and cash equivalents.
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
The purchase price, exclusive of adjustments and transaction costs, is comprised of two components: (i) an approximately $14.0 million cash payment, and (ii) the issuance of 3,264,151 Series A Convertible, Perpetual Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"). The Preferred OP Units are convertible for common units of Columbia OP, which are exchangeable into shares of Columbia Property Trust's common stock, subject to certain terms and conditions. As of the closing date of the acquisition, the Preferred OP Units had an estimated fair value of $24.43 per unit. The fair value of the Preferred OP Units was determined using a lattice valuation model, utilizing significant unobservable inputs (Level 3 under the fair value hierarchy described in Note 2, Summary of Significant Accounting Policies). The initial purchase consideration was allocated as follows (in thousands):

January 24, 2020
Goodwill(1)	$63,806
Prepaid expenses and other assets(2)	7,670
Cash	1,260
Operating lease assets	934
Investments in unconsolidated joint ventures(3)	419
Accounts payable, accrued expenses, and accrued capital expenditures	(2,881)
Operating lease liabilities	(934)
Deferred income	(77)
Total initial purchase consideration	$70,197
(1)In the fourth quarter of 2020, in connection with Columbia's annual assessment of the recoverability of goodwill, the Company wrote off this balance by recording an impairment loss of $63.8 million.
(2)Prepaid expenses and other assets includes $3.7 million of investments in Real Estate Funds, as described in Note 2, Summary of Significant Accounting Policies.
(3)Reflects interests in five unconsolidated joint ventures that earn fees for providing management services to properties affiliated with the Real Estate Funds.
For the period from January 24, 2020 through March 31, 2020, Columbia Property Trust recognized additional revenues of $5.2 million and net income, excluding the impact of acquisition costs, of $0.7 million as a result of the Normandy Acquisition. During the three months ended March 31, 2020, Columbia Property Trust incurred $12.1 million of acquisition and restructuring costs related to the Normandy Acquisition.

4.    Unconsolidated Joint Ventures
As of March 31, 2021 and December 31, 2020, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	March 31, 2021	December 31, 2020
University Circle Joint Venture	University Circle	San Francisco	55.00%	$275,867	$276,574
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	264,483	265,673
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	225,888	227,847
221 Main Street Joint Venture	221 Main Street	San Francisco, CA	55.00%	217,057	219,078
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	75,367	74,273
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	133,726	134,747
799 Broadway Joint Venture(2)	799 Broadway	New York, NY	49.70%	55,888	53,248
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York, NY	8.65%	46,571	43,771
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	572	589
				$1,295,419	$1,295,800
(1)Includes basis differences. There are aggregate net differences between the historical costs recorded at the joint venture level, and Columbia Property Trust's investments in unconsolidated joint ventures of $382.1 million and $383.5 million as of March 31, 2021 and December 31, 2020, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest on its investment in the 799 Broadway Joint Venture and the Terminal Warehouse Joint Venture: $0.8 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.
(3)Columbia Property Trust owns the following interests in five unconsolidated joint ventures that earn fees for providing real estate management services to properties affiliated with the Real Estate Funds (the "Real Estate Services Joint Ventures"): L&L Normandy Terminal Asset Manager, LLC (67%); L&L Normandy Terminal Development Manager, LLC (50%); L&L Normandy Terminal Property Manager (50%) (collectively, the "Terminal Services Joint Ventures"); WNK Maiden Management (50%); and Maple AB Services, LLC (55%). The Terminal Services Joint Ventures earn fees from providing services to the Terminal Warehouse Joint Venture.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if "other-than-temporary," reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of March 31, 2021.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	March 31, 2021	December 31, 2020	March 31, 2021		December 31, 2020	March 31, 2021	December 31, 2020
University Circle Joint Venture	$214,280	$213,045	$—		$—	$208,653	$208,541
333 Market Street Joint Venture	354,835	357,370	—		—	341,676	344,103
1800 M Street Joint Venture	421,219	427,602	—		—	408,417	411,957
221 Main Street Joint Venture	230,231	229,745	—		—	224,523	224,732
114 Fifth Avenue Joint Venture	464,030	462,319	—		—	104,567	101,952
Market Square Joint Venture	568,545	577,095	324,881	(2)	324,868	235,187	237,778
799 Broadway Joint Venture	255,670	246,456	144,116	(3)	138,930	103,249	99,000
Terminal Warehouse Joint Venture	1,079,057	1,045,852	645,081	(4)	643,819	406,725	380,277
Real Estate Services Joint Ventures	1,581	1,754	—		—	977	1,104
	$3,589,448	$3,561,238	$1,114,078		$1,107,617	$2,033,974	$2,009,444
(1)Excludes basis differences (see footnote (1) to the Carrying Value of Investment table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)The Market Square Joint Venture has a $325.0 million mortgage note. The Market Square mortgage note bears interest at 5.07% and matures on July 1, 2023.
(3)Reflects $145.1 million outstanding, net of $1.0 million of net unamortized deferred financing costs, on the 799 Broadway construction loan. The 799 Broadway construction loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and capped of 4.00% (the "Construction Loan").  A portion of the monthly interest payments accrue into the balance of the loan. The Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the Construction Loan, see Note 7, Commitments and Contingencies.
(4)Reflects $645.5 million outstanding, net of $0.4 million of net unamortized deferred financing costs, on the Terminal Warehouse acquisition loan. The Terminal Warehouse Joint Venture has an interest-only acquisition loan with a total capacity of $650.0 million. The Terminal Warehouse acquisition loan bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on May 24, 2021, with two extension options for a total possible extension period of eight months to January 24, 2022.

Summarized income statement information for the unconsolidated joint ventures for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2021	2020	2021	2020	2021	2020
University Circle Joint Venture	$10,305	$10,924	$5,112	$5,715	$2,811	$3,144
333 Market Street Joint Venture	7,135	7,067	3,672	3,705	2,020	2,037
1800 M Street Joint Venture	9,631	9,937	1,463	1,752	805	964
221 Main Street Joint Venture	7,982	—	2,583	—	1,420	—
114 Fifth Avenue Joint Venture	10,735	10,428	6,865	(2,653)	3,398	(1,314)
Market Square Joint Venture	12,597	12,690	(2,586)	(1,994)	(1,319)	(1,017)
799 Broadway Joint Venture	—	—	(40)	(32)	(20)	(16)
Terminal Warehouse Joint Venture	2,173	2,307	(2,152)	(3,741)	(186)	(324)
Real Estate Services Joint Ventures	1,889	1,875	962	938	565	341
	$62,447	$55,228	$15,879	$3,690	$9,494	$3,815
(1)Excludes amortization of basis differences (see footnote to (1) the Carrying Value of Investment table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Management Fees
Columbia Property Trust provides property and asset management services to certain of its joint ventures. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, leasing, construction management and other administrative services. During the three months ended March 31, 2021 and 2020, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended March 31,
	2021	2020
University Circle Joint Venture	$587	$587
333 Market Street Joint Venture	209	214
1800 M Street Joint Venture	562	555
221 Main Street Joint Venture	471	—
Market Square Joint Venture	605	574
799 Broadway Joint Venture	—	223
	$2,434	$2,153

For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.4 million and $1.3 million, respectively, which is included in management fee revenues.
Asset and property management fees of $0.5 million and $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statements of operations above.

5.    Line of Credit and Notes Payable
As of March 31, 2021 and December 31, 2020, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	March 31, 2021	December 31, 2020
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility	124,000	110,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,316)	(1,470)
	$572,684	$558,530
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
Columbia Property Trust's $150.0 million unsecured term loan matures in July 2022 (the "$150 Million Term Loan") and bears interest, at the Company's option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and the Company's current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%, which is designated as a cash flow hedge.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of March 31, 2021 and December 31, 2020, was approximately $578.0 million and $564.6 million, respectively. The related carrying value of the line of credit and notes payable as of March 31, 2021 and December 31, 2020, was $574.0 million and $560.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the three months ended March 31, 2021 and 2020, Columbia Property Trust made interest payments of approximately $3.7 million and $5.0 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the three months ended March 31, 2021, Columbia Property Trust capitalized interest of $3.6 million, $2.8 million of which was capitalized to construction in progress, and $0.8 million of which was capitalized to investments in unconsolidated joint ventures. During the three months ended March 31, 2020, Columbia Property Trust capitalized interest of $3.0 million, $2.6 million of which was capitalized to construction in progress, and $0.4 million of which was capitalized to investments in unconsolidated joint ventures. For the three months ended March 31, 2021, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 3.23%.
Debt Covenants
As of March 31, 2021, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding as of March 31, 2021 and December 31, 2020: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"), (collectively, the "Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $6.4 million were made on the Bonds Payable during both the three months ended March 31, 2021 and 2020. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of March 31, 2021, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of March 31, 2021 and December 31, 2020, the estimated fair value of the Bonds Payable was approximately $755.1 million and $738.2 million, respectively, and the related carrying value, net of discounts, as of March 31, 2021 and December 31, 2020 was $699.1 million. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of March 31, 2021, the Company is required to fund an additional $42.5 million for construction and tenant improvement allowances related to a vertical expansion project at 80 M Street in Washington, D.C., and $25.2 million related to lobby and tenant improvement allowances for the Pershing lease at 95 Columbus in Jersey City, New Jersey. As of March 31, 2021, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are in place with joint ventures that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of March 31, 2021, Columbia Property Trust holds nine properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of March 31, 2021.
As of March 31, 2021, the 799 Broadway Joint Venture has $145.1 million in outstanding borrowings on the Construction Loan, which matures on October 9, 2021. Pursuant to a joint and several guaranty agreement with the Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of March 31, 2021, the remaining equity contribution requirement is $13.7 million, of which $6.8 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of March 31, 2021, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of March 31, 2021, the Company had $3.8 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of March 31, 2021.
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

8.    Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). No share repurchases were made during the three months ended March 31, 2021. As of March 31, 2021, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the three months ended March 31, 2021, Columbia Property Trust granted 421,962 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the three months ended March 31, 2021, Columbia Property Trust granted 429,977 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index and is contingent upon meeting predetermined minimum performance levels. Below is a summary of the employee awards issued under the LTI Plan during the three months ended March 31, 2021:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	497	$20.82	715	$18.51
Granted	422	$14.33	430	$12.39
Converted(3)	24		(24)
Vested(4)	(195)	$21.32	(73)	$20.66
Forfeited	(2)	$14.34	(1)	$12.39
Unvested awards – end of period(5)	746	$15.75	1,047	$15.16
(1)Reflects the weighted-average, grant-date fair value using the market closing price on the date of the respective grants.
(2)Reflects the weighted-average, grant-date fair value using a Monte Carlo valuation.
(3)Reflects 25% of the 2018 3-year Performance-Based RSUs granted on January 1, 2018, which converted to Time-Based Restricted shares in January 2021 and will vest in January 2022.
(4)With respect to the RSUs vesting this period, includes true-ups from the amount granted (based on target-level performance) to the respective amount paid (based on actual performance, as defined by the plan).
(5)As of March 31, 2021, Columbia Property Trust expects approximately 712,000 of the 746,000 unvested restricted stock units to ultimately vest and approximately 1,000,000 of the 1,047,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.5%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the three months ended March 31, 2021 and 2020, Columbia Property Trust made the following equity retainer grants:

Date of Grant	Shares	Grant-Date Fair Value
2021
January 4, 2021(1)	582	$14.24
2020
March 2, 2020(2)	591	$19.80
(1)On December 31, 2020, an existing board member was appointed as chair of the board. Reflects the incremental, pro-rated common stock retainer issued for service as chairperson.
(2)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
For the three months ended March 31, 2021 and 2020, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended March 31,
	2021	2020
Amortization of time-based awards	$1,024	$947
Amortization of performance-based awards(1)	1,143	1,031
Amortization of Preferred OP unit awards issued in connection with the Normandy Acquisition	1,832	2,358
Issuance of shares to independent directors	146	12
Total stock-based compensation expense	$4,145	$4,348
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
The majority of these expenses are included in general and administrative expenses and management fee expense in the accompanying consolidated statements of operations. As of March 31, 2021 and December 31, 2020, there were $20.4 million and $12.4 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. As of March 31, 2021 and December 31, 2020, there were $8.5 million and $10.3 million of unvested Preferred OP unit awards, respectively, which vest over three or four years from the time of grant.

9.     Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"), of which 19,700 were repurchased in the first quarter of 2021. The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of March 31, 2021, Columbia Property Trust holds a 97.3% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of Columbia OP, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of March 31, 2021, Columbia OP has total assets and liabilities of $3.9 billion and $1.5 billion, respectively.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street, and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of March 31, 2021, 101 Franklin Street had total assets and liabilities of $4.9 million and $10.0 million, respectively.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Other assets assumed at acquisition	$—	$245
Operating lease asset and liability assumed at acquisition	$—	$961
Other liabilities assumed at acquisition	$—	$245
Amortization of net discounts on debt	$45	$45
Accrued capital expenditures and deferred lease costs	$14,057	$15,447
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$4,624	$(19,993)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$—	$55,306
Stock-based compensation expense	$4,144	$4,348

11.     Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties and office space leases. As of March 31, 2021, Columbia Property Trust has one ground lease at 116 Huntington Avenue in Boston and two office leases. As of March 31, 2021, Columbia Property Trust's ground lease has a remaining lease term of 98.4 years, inclusive of renewal options, and is included, along with our office space leases, in operating lease assets of $38.7 million. Payments for all future periods under this ground lease have already been made. Thus, as of March 31, 2021, operating lease liabilities of $1.8 million include only the present value of future payments due under our office leases, with a weighted-average remaining lease term of 1.6 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of March 31, 2021, the weighted-average remaining term for such leases is approximately 5.9 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Fixed payments	$47,690	$61,243
Variable payments	6,619	6,764
Total lease revenues	$54,309	$68,007

12.     Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia Property Trust also has the following non-lease revenue streams.
Management Fee Revenue
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore such fees are recognized ratably over the service period, usually a period of three months. For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned management fee revenues of $4.5 million and $4.3 million, respectively.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned leasing override fees of $48,400 and $14,600, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned construction and development fees of $0.3 million and $0.8 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. Such reimbursement revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned salary and other reimbursement revenue of $4.0 million and $3.1 million, respectively. These amounts are included in management fee revenues on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. For the three months ended March 31, 2021 and 2020, Columbia Property Trust earned miscellaneous revenue of $0 and $7,100, respectively This amount is included in other property income on the accompanying consolidated statements of operations.

13.    Earnings Per Share
For the three months ended March 31, 2021 and 2020, in computing the basic and diluted earnings per share, net income (loss) attributable to common stockholders has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$445	$6,228
Net income attributable to noncontrolling interest in Columbia OP	(97)	(71)
Net loss attributable to noncontrolling interest in consolidated joint venture	129	133
Net income (loss) attributable to common stockholders	477	6,290
Distributions paid on unvested shares	(157)	(113)
Net income (loss) attributable to common stockholders used to calculate basic earnings per share	320	6,177
Net income attributable to noncontrolling interest in Columbia OP	97	71
Net income (loss) attributable to common stockholder and Columbia OP Unit-holders used to calculate diluted earnings per share	$417	$6,248
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted-average common shares – basic	114,115	114,471
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	—	15
Future period LTI Plan awards	492	—
Weighted-average common shares – diluted, before adjustment for OP Units	114,607	114,486
Convertible Preferred OP Units	3,244	2,367
Weighted-average common shares – diluted	117,851	116,853

Certain anti-dilutive stock awards are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of March 31, 2021, there were 37,400 anti-dilutive shares outstanding, and there were no anti-dilutive shares outstanding as of March 31, 2020.

14.    Segment Information
Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of March 31, 2021, our reportable segments consist of the four key markets in which we own assets: New York, San Francisco, Washington, D.C., and Boston, and the all other markets reportable segment. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended March 31,
	2021	2020
New York(1)	$40,129	$41,105
San Francisco(2)	29,125	34,801
Washington, D.C.(3)	14,432	15,018
Boston	3,969	4,149
All other office markets	—	2,587
Total office segments	87,655	97,660
Corporate	(583)	(373)
Total operating revenues	$87,072	$97,287
(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through March 31, 2021.
(2)Includes operating revenues for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to March 31, 2021.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenues	$64,388	$76,254
Operating revenues included in income from unconsolidated joint ventures(1)	32,763	29,273
Less: management fee revenue(2)	(10,079)	(8,240)
Total operating revenues	$87,072	$97,287
(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.

The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended March 31,
	2021	2020
New York(1)	$27,417	$25,075
San Francisco(2)	19,939	25,072
Washington, D.C.(3)	8,169	9,151
Boston	2,186	2,458
All other office markets	—	1,525
Total office segments	57,711	63,281
Corporate	(497)	(272)
Total NOI	$57,214	$63,009
(1)Includes NOI for three unconsolidated properties, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through March 31, 2021.
(2)Includes NOI for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to March 31, 2021.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.
A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$477	$6,290
Management fee revenues	(10,079)	(8,240)
Depreciation	16,531	18,330
Amortization	4,844	6,721
General and administrative	9,776	11,782
Strategic review costs	2,356	—
Management fee expenses	9,269	6,945
Acquisition costs	—	12,081
Net interest expense	7,535	9,553
Market value adjustments to investment in Real Estate Funds	239	160
Income tax expense (benefit)	(329)	(2,243)
Adjustments included in income from unconsolidated joint ventures	16,627	14,903
Gain on sale of real estate assets	—	(13,344)
Adjustments attributable to noncontrolling interests	(32)	71
NOI	$57,214	$63,009

15.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the Terminal Warehouse loan extension, as described in Note 3, Transactions.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report, as well as our consolidated financial statements (and the notes thereto) and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K.

Executive Summary
The COVID-19 pandemic continues to impact our business, tenants, and industry as a whole. We remain committed to providing healthy and safe workplaces for our employees, tenants, and communities. The long-term impact of the pandemic on our tenants, demand for office space, and the global economy remains uncertain and will depend on various factors, including the scope, severity, and duration of the pandemic, the effectiveness and duration of actions taken by authorities to contain the pandemic, and the availability and effectiveness of vaccines or other treatments. Sustained work-from-home trends could negatively impact demand for office space in our markets and consequently could impede our ability to enter into new leases or to re-lease space as leases roll over. We continue to work closely with our tenants and aim to address their concerns on a case-by-case basis, including, in some cases, by implementing arrangements that address cash flow interruptions while maintaining long-term lease obligations. For the first quarter of 2021, we deferred rents of $0.2 million and abated rents of $0.2 million, including our share of deferrals and abatements made by our unconsolidated joint ventures.
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties. We own and operate high-quality office properties located in high-barrier-to-entry markets, primarily New York, San Francisco, Washington, D.C., and Boston. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives, including five development or redevelopment projects. Our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments and development projects with an emphasis on central business districts and multi-tenant buildings. Columbia also holds interests in three real estate funds that invest in office and mixed-use assets in New York, Boston, and Washington, D.C. and has contracts to provide real estate services to properties affiliated with those funds.
On March 18, 2021, the Company received an unsolicited, non-binding proposal to acquire all of the Company's outstanding shares for $19.50 per share from Arkhouse, Sapir, and 8F. On April 8, 2021, we announced that our board has commenced a thorough review of the Company's business, strategies, and positioning, including undertaking a comprehensive strategic alternatives review process that will include outreach to, and identification of, potential transaction counterparties. There is no deadline or definitive timetable set for completion of this review, and there is no assurance that this process will result in any transaction, including a sale of the Company, privatization, or entry into a business combination. (See Part II, Item 1A. Risk Factors, for additional information.)
As of March 31, 2021, the operating properties in our portfolio were 94.0% leased, with 7.6% of our leases scheduled to expire over the next 12 months. During the first quarter of 2021, we leased a total of 69,000 square feet of space, including 41,500 of new and renewal leasing at 650 California Street in San Francisco.
As of March 31, 2021, our debt-to-real-estate-asset ratio was 33.6%(1), and approximately 32.2%(1) on a net basis (i.e., reduced for cash on hand). Additionally, as of March 31, 2021, 88.3%(1) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter was 3.60%(1) per annum. Our debt maturities are laddered over the next 5.5 years.

(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 94.0% leased as of March 31, 2021, and 97.6% leased as of March 31, 2020. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and based on our proportionate share of properties owned through unconsolidated joint ventures:

	Three Months Ended March 31,
	2021	2020
Total number of leases	8	8
Square feet of leasing – renewal	38,646	17,115
Square feet of leasing – new	18,855	102,549
Total square feet of leasing	57,501	119,664
Lease term (months)	57	162
Tenant improvements, per square foot – renewal	$12.96	$34.28
Tenant improvements, per square foot – new	$53.79	$103.37
Tenant improvements, per square foot – all leases	$37.89	$97.82
Leasing commissions, per square foot – renewal	$16.80	$18.79
Leasing commissions, per square foot – new	$20.57	$62.68
Leasing commissions, per square foot – all leases	$19.10	$59.33

Rent leasing spread – renewal(1)	5.8%	42.4%
Rent leasing spread – new(1)	24.1%	9.0%
Rent leasing spread – all leases(1)	17.0%	16.0%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
In the first quarter of 2021, rent leasing spreads (17.0% for the three months ended March 31, 2021) and current-year tenant improvements ($37.89 per square foot for the three months ended March 31, 2021) and leasing commissions ($19.10 per square foot for the three months ended March 31, 2021) primarily relate to a 15,600-square-foot lease at 650 California Street in San Francisco. In the first quarter of 2020, rent leasing spreads (16.0%) primarily related to a 15,500-square-foot office lease renewal at 650 California Street in San Francisco and a new 34,800-square-foot lease at 315 Park Avenue South in New York; and current quarter tenant improvements ($97.82 per square foot) and leasing commissions ($59.33 per square foot) primarily related to a new 59,500-square-foot lease at 80 M Street in Washington, D.C.
Rent Collections and Concessions
Our tenants' businesses and operations have been impacted by the COVID-19 pandemic in a variety of ways. In certain instances, we have provided rent concessions as a temporary measure to address our tenants' near-term cash flow needs. During the first quarter of 2021, we deferred rents totaling $0.2 million (0.2% of billings) and abated rents totaling $0.2 million (0.2% of billings), including our prorated share of rents earned through unconsolidated joint ventures.

Overall, our collections levels remain high and similar to our pre-COVID-19 levels. For the first quarter of 2021, our collection rates are as follows:

Percentage of original billings:	Total	Office	Retail
Collected	97.6%	98.4%	82.3%
Deferred	0.2%	0.2%	—%
Abated	0.2%	0.2%	0.4%
Outstanding	2.0%	1.2%	17.3%
Total	100.0%	100.0%	100.0%

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors declared a dividend for the fourth quarter of 2020 at a rate of $0.21 per share, which was paid in January 2021. The board of directors declared a dividend for the first quarter of 2021 at the same rate, $0.21 per share, which was paid in March 2021.
As of March 31, 2021, we had access to $526.0 million of additional borrowings under our Revolving Credit Facility, and $27.1 million of cash on hand. We continue to monitor the developments around COVID-19 and the related impacts on our liquidity.
Short-Term Liquidity and Capital Resources
During the first three months of 2021, we generated net cash flows from operating activities of $19.2 million, which consist primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders and Preferred OP Unit holders of $48.8 million, which included dividend payments for two quarters ($24.0 million for fourth quarter of 2020 and $24.1 million for the first quarter of 2021). For the first quarter of 2021, dividends ($24.1 million) exceeded cash flows from operations ($19.2 million), primarily due to timing differences between operating payments and receipts.
During the first three months of 2021, we borrowed $14.0 million on our Revolving Credit Facility. These proceeds, along with cash on hand at the beginning of the period, were used to fund leasing and capital projects for consolidated and unconsolidated properties ($25.1 million). As of March 31, 2021, we had cash on hand of $27.1 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of April 27, 2021, in addition to cash on hand, we have access to additional borrowings of $538.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of March 31, 2021, our debt-to-real-estate-asset ratio was approximately 33.6% on a gross basis, and approximately 32.2% on a net basis (i.e., reduced for cash on hand). Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
As described below, our variable-rate indebtedness may use London Interbank Offering Rate ("LIBOR") as a benchmark for establishing the rate. On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that USD LIBOR will no longer be published after June 30, 2023. The anticipated discontinuation of LIBOR will require lenders and their borrowers to transition from LIBOR to an alternative benchmark interest rate, which might increase the cost of our variable-interest debt instruments. When LIBOR is discontinued as anticipated, or otherwise at our option, our Revolving Credit Facility and term loan facilities provide for alternate interest rate calculations.
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of March 31, 2021, we had $124.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Bonds Payable
We have two series of bonds outstanding as of March 31, 2021:
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
Columbia OP is the issuer of our Bonds Payable, both series of which are fully and unconditionally guaranteed by Columbia Property Trust. Columbia Property Trust owns 97.3% of Columbia OP, and includes the accounts of Columbia OP in its consolidated financial statements. The primary differences between Columbia Property Trust and Columbia OP are as follows: Columbia Property Trust owns one property directly and has made intercompany loans to subsidiaries of Columbia OP, and Columbia Property Trust – the publicly traded entity – issues publicly traded common stock to investors (including employees) and has engaged in share repurchases from time to time. Columbia Property Trust has contributed the substantial majority of proceeds from sales of its common stock to Columbia OP.

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

Balance Sheet Information:
	March 31, 2021	December 31, 2020
Total assets	$3,934,615	$3,890,709
Total liabilities	$1,372,112	$1,394,244
Noncontrolling interests	$75,114	$74,354

Statement of Operations Information:
	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Total revenues	$61,704	$287,869
Total expenses	$61,297	$335,513
Net income	$226	$115,721
Net income attributable to noncontrolling interests	$32	$2,686
Net income attributable to common stockholders	$258	$113,035

Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of March 31, 2021. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.

Contractual Commitments and Contingencies
As of March 31, 2021, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Debt obligations(1)	$1,567,705	$127,955	$439,750	$650,000	$350,000
Interest obligations on debt(1)(2)	179,451	39,036	86,491	44,343	9,581
Operating lease obligations(3)	1,162,865	5,419	13,534	13,365	1,130,547
Total	$2,910,021	$172,410	$539,775	$707,708	$1,490,128
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $645.5 million loan, which has a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on May 24, 2021, with two extension options for a total possible extension period of eight months to January 24, 2022. The 799 Broadway Joint Venture (49.7% ownership) has $145.1 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%; and matures on October 9, 2021, with two one-year extension options. As of March 31, 2021, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $6.8 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of March 31, 2021. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of March 31, 2021, our portfolio of 15 operating properties was approximately 94.0% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

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

Dispositions
Property	Location	% Sold	Rentable Square Feet	Transaction Date	Sales Price (in thousands)
2020
221 Main Street	San Francisco, CA	45.0%	384,000	October 8, 2020	$180,000	(1)
Pasadena Corporate Park	Los Angeles, CA	100.0%	262,000	March 31, 2020	$78,000
Cranberry Woods Drive	Pittsburgh, PA	100.0%	824,000	January 16, 2020	$180,000
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

Comparison of the Three Months Ended March 31, 2021 With the Three Months Ended March 31, 2020
Lease revenues were $54.3 million for the three months ended March 31, 2021, which represents a decrease as compared with $68.0 million for the three months ended March 31, 2020, primarily due to recent dispositions ($10.5 million) and current-period write-downs for straight-line rent and uncollectible tenant receivables ($1.6 million). We expect future lease revenues to vary based on recent and future leasing and investing activities.
Management fee revenues were $10.1 million for the three months ended March 31, 2021, which represents an increase as compared with $8.2 million for the three months ended March 31, 2020, due to earning fees from the Real Estate Funds and affiliates for a full quarter, as the Normandy Acquisition closed on January 24, 2020 ($1.0 million), and earning additional fees from the 221 Main Street joint venture after contributing the asset to a joint venture in the fourth quarter of 2020 ($0.7 million). Management fee revenues for the three months ended March 31, 2021 and 2020 include $4.0 million and $3.1 million, respectively, of reimbursements of salaries and third-party costs recorded as management fee expense. Management fee revenue is expected to remain at a similar level in the near term.
Property operating costs were $20.8 million for the three months ended March 31, 2021, which represents a slight decrease as compared with $22.7 million for the three months ended March 31, 2020, as the impact of recent dispositions ($3.7 million) is partially offset by increased property taxes across the portfolio ($0.9 million). Property operating costs are expected to vary based on recent and future leasing and investing activities.
Depreciation was $16.5 million for the three months ended March 31, 2021, which represents a decrease as compared with $18.3 million for the three months ended March 31, 2020, primarily due to recent dispositions. Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $4.8 million for the three months ended March 31, 2021, which represents a decrease as compared with $6.7 million for the three months ended March 31, 2020, due to lease expirations ($1.2 million) and recent dispositions ($0.5 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative expenses were $9.8 million for the three months ended March 31, 2021, which represents a decrease as compared to $11.8 million for the three months ended March 31, 2020, primarily due to 2020 organizational restructuring activities and accelerated OP unit vesting. General and administrative expenses are expected to remain at similar levels in the near-term.
In the first quarter of 2021, the Company incurred approximately $2.4 million of strategic review and proxy contest costs related to a proxy contest, which was subsequently withdrawn in late April, and our ongoing strategic alternative review process. Strategic review costs are expected to increase in the near-term.
Management fee expense was $9.3 million for the three months ended March 31, 2021, which represents an increase as compared with $6.9 million for the three months ended March 31, 2020, primarily due to management fee expenses related to fees earned from the Real Estate Funds and affiliates for a full quarter, as the Normandy Acquisition closed on January 24, 2020 ($2.5 million). Future management fee expense is expected to vary as a function of future management fee revenue.
For the three months ended March 31, 2020, we recognized acquisition and restructuring costs of $12.1 million related to the Normandy Acquisition. These costs include legal, advisory, restructuring, and other professional services fees related to the acquisition.
Interest expense was $7.5 million for the three months ended March 31, 2021, which represents a decrease as compared with $9.6 million for the three months ended March 31, 2020, primarily due to reduced borrowings under our Revolving Credit Facility ($1.4 million) and increased interest capitalization to our development projects ($0.6 million). Future interest expense is expected to vary, primarily based on borrowings under our Revolving Credit Facility.

Interest and other expense remained stable at $(0.2) million for both the three months ended March 31, 2021, and March 31, 2020. Interest and other expense is expected to vary, primarily based on future valuation adjustments to our investments in Real Estate Funds.
Income tax benefit was $0.3 million for the three months ended March 31, 2021, which represents a decrease as compared with $2.2 million for the three months ended March 31, 2020, primarily due to prior-period acquisition and restructuring expenses, which were incurred by our TRS Entities. We expect income tax expense to vary in relation to changes in the level of management fees earned from the Real Estate Funds and affiliates in future periods.
Income from the unconsolidated joint ventures was $7.1 million for the three months ended March 31, 2021, which represents an increase as compared with $2.7 million for the three months ended March 31, 2020, primarily due to a multi-year property tax abatement received by one of our joint venture properties in the first quarter of 2021. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.3 million for the three months ended March 31, 2020, for the sale of Cranberry Woods Drive. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income attributable to common stockholders was $0.5 million, or $0.00 per basic and diluted share, for the three months ended March 31, 2021, which represents a decrease as compared with a net income of $6.3 million, or $0.05 per basic and diluted share, for the three months ended March 31, 2020. The decrease is primarily driven by the prior-period gain on sales of real estate ($13.3 million), partially offset by the net impact of prior-period acquisition costs ($9.9 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of March 31, 2021, we have the following reportable segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended March 31,
	2021	2020
New York(1)	$27,417	$25,075
San Francisco(2)	19,939	25,072
Washington, D.C.(3)	8,169	9,151
Boston	2,186	2,458
All other office markets	—	1,525
Total office segments	57,711	63,281
Corporate	(497)	(272)
Total NOI	$57,214	$63,009
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway; and 8.65% for Terminal Warehouse from March 13, 2020 through March 31, 2021.
(2)Includes NOI for three unconsolidated properties, based on our ownership interests: 55.0% for 333 Market Street and University Circle; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to March 31, 2021.
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
San Francisco
NOI decreased as a result of selling a 45% interest in 221 Main Street by contributing the property to a joint venture in October of 2020, and a reduction in the percentage leased across the market (97.7% as of March 31, 2020 and 92.2% leased as of March 31, 2021).
Washington, D.C.
NOI decreased as a result of reduced occupancy at 80 M Street, which was planned to allow for an ongoing expansion project at the property.
Boston
NOI decreased due to a reduction in the percentage leased at 116 Huntington Avenue (100% leased as of March 31, 2020 and 96.7% leased as of March 31, 2021).
All other office markets
NOI decreased as a result of the January 2020 sale of Cranberry Woods Drive in Pittsburgh, and the March 2020 sale of Pasadena Corporate Park in suburban Los Angeles.

Supplemental Performance Measures
In addition to net income, we measure our performance using certain non-GAAP metrics, including: (i) Funds From Operations ("FFO"), (ii) Net Operating Income ("NOI"), and (iii) Same Store Net Operating Income ("Same Store NOI"). These supplemental performance measures are commonly used by REIT industry analysts and investors, and are viewed by management to be useful indicators of operating performance, principally because they exclude the effects of certain income and expenses that do not reflect the cash-generating capability of our operations. Management believes that the use of FFO, NOI, and Same Store NOI, combined with net income, improves the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful.
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

GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$477	$6,290
Adjustments:
Depreciation of real estate assets	16,531	18,330
Amortization of lease-related costs	4,844	6,721
Depreciation and amortization included in income from unconsolidated joint ventures(1)	14,737	12,797
Gain on sale of real estate assets	—	(13,344)
NAREIT FFO available to common stockholders	$36,589	$30,794
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.
The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $1.7 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $1.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(0.5) million and $(1.4) million for the three months ended March 31, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(1.8) million and $(2.5) million for the three months ended March 31, 2021 and 2020, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for both the three months ended March 31, 2021 and 2020. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended March 31, 2021 and 2020.
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
Quarter over Quarter
For the three months ended March 31, 2021, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2020 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$54,309	$57,487
Other property income	—	7
Total revenues	54,309	57,494
Property operating expenses	(20,794)	(19,151)
Same Store NOI – wholly owned properties(1)	33,515	38,343
Same Store NOI – joint venture-owned properties(2)	23,774	20,607
Same Store NOI	57,289	58,950
NOI from acquisitions(3) and development(4)	(76)	51
NOI from dispositions(5)	1	4,008
NOI	$57,214	$63,009
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)There have been no acquisitions since January 1, 2020.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%) acquired on March 13, 2020.
(5)Reflects activity for the following properties sold since January 1, 2020, for all periods presented: 45% of 221 Main Street sold on October 8, 2020; Pasadena Corporate Park, sold on March 31, 2020; and Cranberry Woods Drive, sold on January 16, 2020.
Same Store NOI - wholly owned properties decreased from $38.3 million for the three months ended March 31, 2020 to $33.5 million for the three months ended March 31, 2021, primarily due to decreased percentage leased (97.6% as of March 31, 2020, to 94.0% as of March 31, 2021). Same Store NOI - joint venture-owned properties increased from $20.6 million for the three months ended March 31, 2020 to $23.8 million for the three months ended March 31, 2021, primarily due to a multi-year property tax abatement received by one of our joint venture properties in the first quarter of 2021.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Net income attributable to common stockholders	$477	$6,290
Management fee revenues	(10,079)	(8,240)
Depreciation	16,531	18,330
Amortization	4,844	6,721
General and administrative	9,776	11,782
Strategic review costs	2,356	—
Management fee expenses	9,269	6,945
Acquisition costs	—	12,081
Net interest expense	7,535	9,553
Market value adjustment to investment in Real Estate Funds	239	160
Income tax expense (benefit)	(329)	(2,243)
Adjustments included in income from unconsolidated joint ventures	16,627	14,903
Gain on sale of real estate assets	—	(13,344)
Adjustments attributable to noncontrolling interests	(32)	71
NOI:	$57,214	$63,009
Same Store NOI – joint venture owned properties(1)	(23,774)	(20,607)
NOI from acquisitions(2) and development(3)	76	(51)
NOI from dispositions(4)	(1)	(4,008)
Same Store NOI – wholly owned properties(5)	$33,515	$38,343
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of March 31, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)There have been no acquisitions since January 1, 2020.
(3)Reflects activity for the following development projects. For projects owned through joint ventures, NOI is included based on our ownership interest, as indicated: 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%) acquired on March 13, 2020.
(4)Reflects activity for the following properties sold since January 1, 2020: 45% of 221 Main Street, sold on October 8, 2020; Pasadena Corporate Park, sold on March 31, 2020; and Cranberry Woods Drive, sold on January 16, 2020.
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

Application of Critical Accounting Policies
There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report and noted the Terminal Warehouse loan extension, as described in Note 3, Transactions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a result of certain of our outstanding debt facilities, we are exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flow, primarily through a low to moderate level of overall borrowings. We manage our ratio of fixed- to floating-rate debt with the objective of achieving a mix that we believe is appropriate in light of anticipated changes. We closely monitor interest rates and will continue to consider the sources and terms of our borrowing facilities to determine whether we have appropriately guarded ourselves against the risk of increasing interest rates in future periods. Fluctuations in LIBOR may affect the amount of interest expense we incur on borrowings indexed to LIBOR, such as borrowings under the Revolving Credit Facility, which bears interest at the applicable LIBOR rate, as defined in the credit agreements, plus an applicable margin that is subject to adjustment based on our credit ratings. On March 5, 2021, the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that USD LIBOR will no longer be published after June 30, 2023. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.
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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of March 31, 2021, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of March 31, 2021, we had $124.0 million in outstanding borrowings under the Revolving Credit Facility; $300.0 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.3 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.20% as of March 31, 2021.
Approximately $1,149.1 million of total consolidated debt outstanding as of March 31, 2021 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of March 31, 2021, these balances incurred interest expense at an average interest rate of 3.44% and have expirations ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $124.0 million of total consolidated debt outstanding as of March 31, 2021, is subject to variable rates. As of March 31, 2021, these balances incurred interest expense at an average interest rate of 0.99% and expire in 2023. An increase or decrease of 100 basis points would have a $1.2 million annual impact on our interest payments.
Our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. As of March 31, 2021, the Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $145.1 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $645.5 million note, which bears interest at a floating rate of 5.68%. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was 3.58% at March 31, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS
The following additional risk factor updates the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020:
Our business could be negatively affected as a result of an unsolicited, non-binding proposal to acquire us.
On March 18, 2021, we received an unsolicited, non-binding proposal from the Arkhouse, Sapir, and 8F (collectively, the "bidding group") regarding their stated interest in acquiring all of the outstanding shares of Columbia for $19.50 per share in cash. This event has required us, and may continue to require us, to incur significant legal fees, and has required, and may continue to require, significant time and attention by management and the board of directors. Further, any perceived uncertainties among current and potential tenants, suppliers, employees, and other constituencies as to our future direction as a consequence of this event may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. Actions that our board of directors has taken, and may take in the future, in response to any offer and related actions by the Arkhouse Group or any other offer or proposal may result in litigation against us. These lawsuits may be a significant distraction for our management and employees and may require us to incur significant costs. Moreover, if determined adversely to us, these lawsuits could harm our business and have a material adverse effect on our results of operations.
We believe the future trading price of our common stock could be subject to wide price fluctuations, based on uncertainty associated with the proposal.
Our ongoing review of strategic alternatives could materially impact our strategic direction, business and results of operations.
On April 8, 2021, we announced that our board of directors had commenced a thorough review of our business, strategies and positioning, including undertaking a comprehensive strategic alternatives review process that will include outreach to, and identification of, potential transaction counterparties. Our ongoing exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks: significant fluctuations in our share price could occur in response to developments or actions relating to the strategic review process or market speculation regarding any such developments or actions; we may encounter difficulties in hiring, retaining and motivating key personnel who provide services to us during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. The strategic review process also requires significant time and attention from management, which could distract them from other tasks in operating our business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.

(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2021.
During the quarter ended March 31, 2021, we did not repurchase any shares under the 2019 Stock Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
(a)During the first quarter of 2021, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.        EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
FIRST QUARTER 2021 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	April 29, 2021	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer