Form 10-Q
period 2021-06-30
COLUMBIA PROPERTY TRUST, INC.
filed 2021-07-29
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2021
or
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

Number of shares outstanding of the registrant's
only class of common stock, as of July 23, 2021: 114,903,984 shares

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
•the risks of pandemics or other public health emergencies, such as the continued impact of the COVID-19 pandemic, including uncertainty surrounding implications of variants of the disease;
•the impact of social distancing, shelter-in-place, border closings, travel restrictions, remote work trends, and similar governmental and private measures taken to combat the spread of COVID-19 and related variants;
•future developments involving our ongoing strategic alternatives review process, as well as costs, expenses, and disruption associated with such strategic alternatives review process;
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

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2020. Columbia Property Trust's results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$809,843	$809,843
Buildings and improvements, less accumulated depreciation of $330,336 and $303,764, as of June 30, 2021 and December 31, 2020, respectively	1,511,230	1,537,683
Intangible lease assets, less accumulated amortization of $59,657 and $57,947, as of June 30, 2021 and December 31, 2020, respectively	41,242	46,075
Construction in progress	129,987	83,943
Total real estate assets	2,492,302	2,477,544
Operating lease assets	38,381	39,165
Investments in unconsolidated joint ventures	1,288,744	1,295,800
Cash and cash equivalents	21,424	61,882
Tenant receivables	2,521	2,540
Straight-line rent receivable	75,819	74,051
Prepaid expenses and other assets	43,901	42,285
Intangible lease origination costs, less accumulated amortization of $36,549 and $35,161, as of June 30, 2021 and December 31, 2020, respectively	18,836	21,451
Deferred lease costs, less accumulated amortization of $20,872 and $18,669, as of June 30, 2021 and December 31, 2020, respectively	64,515	71,800
Total assets	$4,046,443	$4,086,518
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,163 and $1,470, as of June 30, 2021 and December 31, 2020, respectively	$590,837	$558,530
Bonds payable, net of discounts of $853 and $943 and unamortized deferred financing costs of $2,649 and $2,954, as of June 30, 2021 and December 31, 2020, respectively	696,498	696,103
Operating lease liabilities	1,499	2,185
Accounts payable, accrued expenses, and accrued capital expenditures	88,241	91,493
Dividends payable	—	24,038
Deferred income	15,515	16,155
Intangible lease liabilities, less accumulated amortization of $8,316 and $8,867, as of June 30, 2021 and December 31, 2020, respectively	12,965	14,420
Total liabilities	1,405,555	1,402,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,903,984 and 114,453,379 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	1,149	1,145
Additional paid-in capital	4,379,575	4,376,116
Cumulative distributions in excess of earnings	(1,803,464)	(1,749,811)
Cumulative other comprehensive loss	(12,302)	(18,201)
Total stockholders' equity attributable to Columbia Property Trust	2,564,958	2,609,249
Noncontrolling interest in Columbia Operating Partnership	71,210	69,414
Noncontrolling interest in consolidated joint venture	4,720	4,931
Total equity	2,640,888	2,683,594
Total liabilities and equity	$4,046,443	$4,086,518
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Lease revenues	$53,434	$68,924	$107,743	$136,931
Management fee revenues	9,988	10,447	20,067	18,687
Other property income	—	—	—	7
	63,422	79,371	127,810	155,625
Expenses:
Property operating costs	19,823	21,220	40,651	43,917
Depreciation	15,472	17,379	32,003	35,709
Amortization	4,878	7,405	9,722	14,126
General and administrative	9,242	11,119	19,018	22,901
Strategic review costs	6,454	—	8,810	—
Management fee expense	8,338	9,231	17,607	16,176
Acquisition and restructuring costs (Note 3)	—	358	—	12,439
	64,207	66,712	127,811	145,268
Other Income (Expense):
Interest expense	(7,421)	(9,522)	(14,957)	(19,077)
Interest income and other income (expense)	(124)	(154)	(363)	(312)
Income tax benefit (expense)	(447)	185	(118)	2,428
Income from unconsolidated joint ventures	2,807	1,890	9,914	4,546
Gain on sale of real estate assets	—	17	—	13,361
	(5,185)	(7,584)	(5,524)	946
Net income (loss)	(5,970)	5,075	(5,525)	11,303
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(36)	(126)	(133)	(197)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	129	136	258	269
Net income (loss) attributable to common stockholders	$(5,877)	$5,085	$(5,400)	$11,375
Per-Share Information – Basic:
Net income (loss)	$(0.05)	$0.04	$(0.05)	$0.10
Weighted-average common shares outstanding – basic	114,143	113,903	114,129	114,187
Per-Share Information – Diluted:
Net income (loss)	$(0.05)	$0.04	$(0.05)	$0.10
Weighted-average common shares outstanding – diluted	117,901	113,903	117,731	114,193
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(5,970)	$5,075	$(5,525)	$11,303
Market value adjustments to interest rate swaps	1,442	(1,518)	6,066	(21,511)
Comprehensive income (loss)	(4,528)	3,557	541	(10,208)
Less: market value adjustments to interest rate swaps attributable to noncontrolling interest in Columbia Operating Partnership	(40)	42	(167)	627
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(36)	(126)	(133)	(197)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	129	136	258	269
Comprehensive income (loss) attributable to common stockholders	$(4,475)	$3,609	$499	$(9,509)
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2021 and 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, March 31, 2021	114,870	$1,149	$4,377,157	$(1,773,457)	$(13,704)	$2,591,145	$70,307	$4,807	$2,666,259
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	34	—	2,418	—	—	2,418	1,508	—	3,926
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,130)	—	(24,130)	(681)	—	(24,811)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	42	42
Allocation of net income	—	—	—	(5,877)	—	(5,877)	36	(129)	(5,970)
Market value adjustment to interest rate swap	—	—	—	—	1,402	1,402	40	—	1,442
Balance, June 30, 2021	114,904	$1,149	$4,379,575	$(1,803,464)	$(12,302)	$2,564,958	$71,210	$4,720	$2,640,888

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, March 31, 2020	114,413	$1,144	$4,369,155	$(1,787,119)	$(20,509)	$2,562,671	$56,465	$5,251	$2,624,387
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	51	1	2,078	—	—	2,079	3,156	—	5,235
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,037)	—	(24,037)	(685)	—	(24,722)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	45	45
Allocation of net income	—	—	—	5,085	—	5,085	126	(136)	5,075
Market value adjustment to interest rate swap	—	—	—	—	(1,476)	(1,476)	(42)	—	(1,518)
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2020	114,453	$1,145	$4,376,116	$(1,749,811)	$(18,201)	$2,609,249	$69,414	$4,931	$2,683,594
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	451	4	3,260	—	—	3,264	3,339	—	6,603
Repurchases of Operating Partnership Units	—	—	199	—	—	199	(481)	—	(282)
Distributions to common stockholders and Operating Partnership Unit holders ($0.42 per share/unit)	—	—	—	(48,253)	—	(48,253)	(1,362)	—	(49,615)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	47	47
Allocation of net income	—	—	—	(5,400)	—	(5,400)	133	(258)	(5,525)
Market value adjustment to interest rate swap	—	—	—	—	5,899	5,899	167	—	6,066
Balance, June 30, 2021	114,904	$1,149	$4,379,575	$(1,803,464)	$(12,302)	$2,564,958	$71,210	$4,720	$2,640,888

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	378	4	2,175	—	—	2,179	5,514	—	7,693
Contributions from noncontrolling interests	—	—	—	—	—	—	—	61	61
Distributions to common stockholders and Operating Partnership Unit holders ($0.42 per share/unit)	—	—	—	(48,212)	—	(48,212)	(1,370)	—	(49,582)
Consolidated joint venture partnership interest acquired through investment in the Real Estate Funds	—	—	—	—	—	—	—	(109)	(109)
Allocation of net income	—	—	—	11,375	—	11,375	197	(269)	11,303
Market value adjustment to interest rate swap	—	—	—	—	(20,884)	(20,884)	(627)	—	(21,511)
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(5,525)	$11,303
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Straight-line rental income	(3,414)	(5,698)
Lease revenues reserved for doubtful accounts – straight-line rental income	1,645	—
Lease revenues reserved for doubtful accounts – tenant receivables	1,667	144
Noncash operating lease expense	99	171
Depreciation	32,003	35,709
Amortization	8,739	11,345
Noncash interest expense	1,286	1,285
Gain on sale of real estate assets	—	(13,361)
Income from unconsolidated joint ventures	(9,914)	(4,546)
Distributions of earnings from unconsolidated joint ventures	16,401	14,038
Market value adjustment to investment in Real Estate Funds	405	387
Stock based compensation expense	8,091	9,894
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in tenant receivables, net	(1,648)	(1,754)
Decrease (increase) in prepaid expenses and other assets	563	(10,654)
Decrease in accounts payable and accrued expenses	(7,410)	(2,611)
Decrease in deferred income	(640)	(1,277)
Net cash provided by operating activities	42,348	44,375
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	—	250,839
Normandy Acquisition (Note 3)	—	(13,971)
Capital improvement and development costs	(36,126)	(34,451)
Deferred lease costs paid	(596)	(5,929)
Investments in unconsolidated joint ventures	(14,622)	(49,990)
Investments in real estate-related funds	(3,129)	(387)
Distributions from unconsolidated joint ventures	15,190	7,251
Net cash provided by (used in) investing activities	(39,283)	153,362
Cash Flows From Financing Activities:
Financing costs paid	(150)	(154)
Proceeds from lines of credit and notes payable	48,000	347,000
Repayments of lines of credit and notes payable	(16,000)	(180,000)
Contributions from consolidated joint venture partner	47	60
Distributions paid to stockholders and OP unit holders	(73,653)	(73,792)
Redemptions of common stock and OP units	(1,767)	(25,477)
Net cash provided by (used in) financing activities	(43,523)	67,637
Net increase (decrease) in cash and cash equivalents	(40,458)	265,374
Cash and cash equivalents, beginning of period	61,882	12,303
Cash and cash equivalents, end of period	$21,424	$277,677
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
As of June 30, 2021, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and Boston. As of June 30, 2021, these operating properties contained 6.2 million rentable square feet and were approximately 93.5% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.

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
With respect to development and redevelopment projects, Columbia Property Trust capitalizes construction costs, including hard and soft costs, operating costs, and interest expense. Interest expense is capitalized on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures. During the three months ended June 30, 2021 and 2020, $3.0 million and $2.3 million, respectively, of interest was capitalized to construction in progress; and during the three months ended June 30, 2021 and 2020, $0.9 million and $0.5 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. During the six months ended June 30, 2021 and 2020, $5.8 million and $5.0 million, respectively, of interest was capitalized to construction in progress; and during the six months ended June 30, 2021 and 2020, $1.7 million and $0.8 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. See Note 5, Line of Credit and Notes Payable, for additional information.
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
As of June 30, 2021 and December 31, 2020, none of Columbia's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheets.
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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of June 30, 2021.
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of June 30, 2021 and December 31, 2020, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
June 30, 2021	Gross	$2,481	$98,418	$55,385	$21,281
	Accumulated Amortization	(1,460)	(58,197)	(36,549)	(8,316)
	Net	$1,021	$40,221	$18,836	$12,965
December 31, 2020	Gross	$2,480	$101,542	$56,612	$23,287
	Accumulated Amortization	(1,374)	(56,573)	(35,161)	(8,867)
	Net	$1,106	$44,969	$21,451	$14,420
Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and six months ended June 30, 2021 and 2020, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended June 30, 2021	$42	$2,369	$1,313	$734
For the Three Months Ended June 30, 2020	$42	$3,338	$1,479	$1,554
For the Six Months Ended June 30, 2021	$84	$4,738	$2,612	$1,456
For the Six Months Ended June 30, 2020	$85	$7,038	$3,065	$3,150

The net intangible assets and liabilities remaining as of June 30, 2021 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Remainder of 2021	$86	$4,216	$1,795	$1,346
For the Years Ending December 31:
2022	172	7,620	3,335	2,571
2023	172	6,138	2,810	1,995
2024	172	5,333	2,500	1,748
2025	172	3,943	1,849	1,182
2026	109	2,832	1,321	964
Thereafter	138	10,139	5,226	3,159
	$1,021	$40,221	$18,836	$12,965
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
Investments in Real Estate Funds
Columbia Property Trust holds general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners and a general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of June 30, 2021 and December 31, 2020, investments in the Real Estate Funds of approximately $6.7 million and $4.3 million, respectively, are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. For both the three months ended June 30, 2021 and 2020, Columbia Property Trust recognized unrealized losses on its investments in Real Estate Funds of approximately $0.2 million; and, for both the six months ended June 30, 2021 and 2020, Columbia Property Trust recognized unrealized losses on its investments in Real Estate Funds of approximately $0.4 million. These losses are recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis. When the collectability of tenant receivables is not considered probable, the receivable is written down against lease revenues. During the three months ended June 30, 2021, $0.9 million of previously written down tenant receivables were recovered and recognized as lease revenues, net of current period write-downs; and during the three months ended June 30, 2020, $0.1 million of tenant receivables were written down against lease revenues. During the six months ended June 30, 2021 and 2020, tenant receivables of $0.5 million and $0.1 million, respectively, were written down against lease revenues, net of recoveries.
Straight-Line Rent Receivable
Straight-line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized. When the collection of future rental billings is not considered probable, tenants are moved to "cash basis billings," at which point the corresponding straight-line rent receivable is written down against lease revenues, and future lease revenues are recognized upon receipt of payment. During the three months ended June 30, 2021, approximately $2.1 million of straight-line rent receivables were written down against lease revenues; and, during the six months ended June 30, 2021, approximately $2.3 million of straight-line rent receivables were written down against lease revenues.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of June 30, 2021, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Accounts payable	$12,654	$18,720
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$1,442	$(1,518)	$6,066	$(21,511)

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
Strategic Review Costs
During the three and six months ended June 30, 2021, the Company incurred strategic review costs of approximately $6.5 million and $8.8 million, respectively, which include costs incurred in connection with a proxy contest, which was withdrawn in late April before the annual stockholders' meeting in May 2021, and an ongoing process to review strategic alternatives for the Company.
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
Recent Accounting Pronouncements
Accounting Standard Update 2021-01, Reference Rate Reform ("ASC 2021-01"), which was issued on and effective as of January 7, 2021, refines the scope of ASC 848, Reference Rate Reform ("ASC 848"), which was codified in 2020 to address the accounting and disclosure impacts of reference rate reform and the anticipated discontinuance of LIBOR. Columbia Property Trust has matched LIBOR-based debt with LIBOR-based interest rate swaps, and has elected to apply the practical expedients provided for in ASC 848 related to (i) probability and (ii) the assessment of the effectiveness for future LIBOR-indexed cash flows, which assume that the debt instrument will use the same index rate as its corresponding interest rate swap, once a new reference rate is established to replace LIBOR. Application of these expedients preserves the effectiveness of the Company's interest rate swaps as cash flow hedges in the event that its debt and interest rate swaps are not amended concurrently to reflect a new reference rate. ASC 2021-01 allows for entities to either apply the practical expedient as Columbia has elected to do, or change its effectiveness approach to a quantitative model as provided for in existing guidance. Columbia Property Trust continues to evaluate the impact of the guidance and may apply other elections as additional reference rate changes occur. ASC 848 and ASU 2021-01 may be applied to swaps entered into through December 31, 2022. Neither has had a material impact on Columbia Property Trust's consolidated financial statements or disclosures.

3.     Transactions
Terminal Warehouse Joint Venture Investment
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse for $40.0 million. Terminal Warehouse is a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). The Terminal Warehouse Joint Venture has a two-year, interest-only acquisition loan with a total capacity of $650.0 million, and an outstanding balance of $645.5 million as of June 30, 2021. This acquisition loan was replaced with a construction loan in July 2021, as further described in Note 4, Unconsolidated Joint Ventures. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
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
For the period from January 24, 2020 through June 30, 2020, Columbia Property Trust recognized additional revenues of $12.2 million and net income, excluding the impact of acquisition costs, of $1.4 million as a result of the Normandy Acquisition. During the six months ended June 30, 2020, Columbia Property Trust incurred $12.4 million of acquisition and restructuring costs related to the Normandy Acquisition.

4.    Unconsolidated Joint Ventures
As of June 30, 2021 and December 31, 2020, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	June 30, 2021	December 31, 2020
University Circle Joint Venture	University Circle	San Francisco	55.00%	$274,442	$276,574
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	264,237	265,673
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	225,066	227,847
221 Main Street Joint Venture	221 Main Street	San Francisco	55.00%	214,269	219,078
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	68,708	74,273
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	132,698	134,747
799 Broadway Joint Venture(2)	799 Broadway	New York	49.70%	57,365	53,248
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York	8.65%	51,390	43,771
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	569	589
				$1,288,744	$1,295,800
(1)Includes basis differences. There are aggregate net differences between the historical costs recorded at the joint venture level and Columbia Property Trust's investments in unconsolidated joint ventures of $380.9 million and $383.5 million as of June 30, 2021 and December 31, 2020, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition; and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest on its investments in the 799 Broadway Joint Venture and the Terminal Warehouse Joint Venture: $0.9 million and $0.5 million during the three months ended June 30, 2021 and 2020, respectively, and $1.7 million and $0.8 million during the six months ended June 30, 2021 and 2020, respectively.
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
Columbia Property Trust has determined that two of its unconsolidated joint ventures are variable interest entities, and the Company is not the primary beneficiary. Therefore, the Company uses the equity method of accounting to record its investment in these joint ventures. For the remaining joint ventures, Columbia Property Trust and its partners have substantive participation rights in the unconsolidated joint ventures, including management selection and termination, and the approval of operating and capital decisions. As such, Columbia Property Trust also uses the equity method of accounting to record its investment in these joint ventures. Under the equity method, investments in unconsolidated joint ventures are recorded at cost and adjusted for cash contributions and distributions, and allocations of income or loss.
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if "other-than-temporary," reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of June 30, 2021.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	June 30, 2021	December 31, 2020	June 30, 2021		December 31, 2020	June 30, 2021	December 31, 2020
University Circle Joint Venture	$210,121	$213,045	$—		$—	$207,459	$208,541
333 Market Street Joint Venture	353,455	357,370	—		—	340,961	344,103
1800 M Street Joint Venture	420,441	427,602	—		—	406,943	411,957
221 Main Street Joint Venture	226,815	229,745	—		—	222,775	224,732
114 Fifth Avenue Joint Venture	451,394	462,319	—		—	91,521	101,952
Market Square Joint Venture	568,691	577,095	324,894	(2)	324,868	232,583	237,778
799 Broadway Joint Venture	263,954	246,456	150,305	(2)	138,930	105,126	99,000
Terminal Warehouse Joint Venture	1,130,218	1,045,852	645,057	(2)	643,819	456,203	380,277
Real Estate Services Joint Ventures	1,513	1,754	—		—	1,056	1,104
	$3,626,602	$3,561,238	$1,120,256		$1,107,617	$2,064,627	$2,009,444
(1)Excludes basis differences (see footnote (1) to the "Carrying Value of Investment" table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)See "Joint Venture Debt" below for more details.
Joint Venture Debt
The Market Square Joint Venture has a $325.0 million mortgage note, which bears interest at 5.07% and matures on July 1, 2023.
The 799 Broadway Joint Venture has $150.8 million outstanding on a construction loan (the "799 Broadway Construction Loan"), net of $0.5 million of net unamortized deferred financing costs. The 799 Broadway Construction Loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%. A portion of the monthly interest payments accrue into the balance of the loan. The 799 Broadway Construction Loan matures on October 9, 2021, with two one-year extension options. For a discussion of Columbia Property Trust's equity guaranty related to the 799 Broadway Construction Loan, see Note 7, Commitments and Contingencies.
As of June 30, 2021, the Terminal Warehouse Joint Venture had $645.5 million outstanding on an acquisition loan (the "Terminal Warehouse Acquisition Loan"), net of $0.5 million of net unamortized deferred financing costs. The Terminal Warehouse Acquisition Loan is an interest-only acquisition loan with a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%, and matures on January 23, 2022.
On July 23, 2021, the Terminal Warehouse Acquisition Loan was replaced with a construction loan (the "Terminal Warehouse Construction Loan"), with a total capacity of $1,248.7 million, bearing interest at LIBOR plus 6.26%. The Terminal Warehouse Construction Loan matures on July 23, 2025, with two, one-year extension options. At closing, $680.7 million was outstanding on the Terminal Warehouse Construction Loan. In connection with the execution of the Terminal Warehouse Construction Loan, Columbia Property Trust, along with certain joint venture partners, entered into a $150.0 completion guaranty.

Summarized income statement information for the unconsolidated joint ventures for the three months ended June 30, 2021 and 2020 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2021	2020	2021	2020	2021	2020
University Circle Joint Venture	$10,102	$11,003	$4,910	$5,719	$2,701	$3,145
333 Market Street Joint Venture	7,161	7,122	3,690	3,715	2,029	2,043
1800 M Street Joint Venture	9,490	9,445	1,631	1,556	897	856
221 Main Street Joint Venture	7,904	—	2,686	—	1,478	—
114 Fifth Avenue Joint Venture	10,447	10,380	(1,945)	(2,512)	(963)	(1,243)
Market Square Joint Venture	12,470	12,122	(2,601)	(2,960)	(1,326)	(1,509)
799 Broadway Joint Venture	—	—	(2)	(68)	(1)	(33)
Terminal Warehouse Joint Venture	1,913	9,804	(2,152)	(8,361)	(186)	(723)
Real Estate Services Joint Ventures	1,972	1,839	1,053	949	567	515
	$61,459	$61,715	$7,270	$(1,962)	$5,196	$3,051
(1)Excludes amortization of basis differences (see footnote to (1) the "Carrying Value of Investment"table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summarized income statement information for the unconsolidated joint ventures for the six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2021	2020	2021	2020	2021	2020
University Circle Joint Venture	$20,407	$21,927	$10,022	$11,434	$5,512	$6,289
333 Market Street Joint Venture	14,297	14,189	7,362	7,420	4,049	4,081
1800 M Street Joint Venture	19,121	19,382	3,094	3,308	1,702	1,819
221 Main Street Joint Venture	15,886	—	5,269	—	2,898	—
114 Fifth Avenue Joint Venture	21,182	20,808	4,920	(5,165)	2,435	(2,557)
Market Square Joint Venture	25,067	24,812	(5,187)	(4,954)	(2,645)	(2,527)
799 Broadway Joint Venture	—	—	(42)	(100)	(21)	(49)
Terminal Warehouse Joint Venture	4,086	12,111	(4,304)	(12,102)	(372)	(1,047)
Real Estate Services Joint Ventures	3,861	3,714	2,015	1,887	1,132	856
	$123,907	$116,943	$23,149	$1,728	$14,690	$6,865
(1)Excludes amortization of basis differences (see footnote to (1) the "Carrying Value of Investment" table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Management Fees
Columbia Property Trust provides property and asset management services to certain of its joint ventures. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, leasing, construction management, and other administrative services. During the three and six months ended June 30, 2021 and 2020, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
University Circle Joint Venture	$565	$581	1,152	1,168
333 Market Street Joint Venture	209	213	418	427
1800 M Street Joint Venture	538	691	1,100	1,246
221 Main Street Joint Venture	455	—	926	—
Market Square Joint Venture	617	599	1,222	1,173
799 Broadway Joint Venture	—	301	—	524
	$2,384	$2,385	$4,818	$4,538

For the three months ended June 30, 2021 and 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.2 million and $1.8 million, respectively; and for the six months ended June 30, 2021 and 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $2.6 million and $3.1 million, respectively, which are included in management fee revenues.
Asset and property management fees of $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of both June 30, 2021 and December 31, 2020.
Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statements of operations above.

5.    Line of Credit and Notes Payable
As of June 30, 2021 and December 31, 2020, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	June 30, 2021	December 31, 2020
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility	142,000	110,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,163)	(1,470)
	$590,837	$558,530
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
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of June 30, 2021 and December 31, 2020, was approximately $595.5 million and $564.6 million, respectively. The related carrying value of the line of credit and notes payable as of June 30, 2021 and December 31, 2020, was $592.0 million and $560.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the six months ended June 30, 2021 and 2020, Columbia Property Trust made interest payments of approximately $7.5 million and $10.1 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the six months ended June 30, 2021, Columbia Property Trust capitalized interest of $7.5 million, $5.8 million of which was capitalized to construction in progress, and $1.7 million of which was capitalized to investments in unconsolidated joint ventures. During the six months ended June 30, 2020, Columbia Property Trust capitalized interest of $5.8 million, $5.0 million of which was capitalized to construction in progress, and $0.8 million of which was capitalized to investments in unconsolidated joint ventures. For the six months ended June 30, 2021, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 3.22%.
Debt Covenants
As of June 30, 2021, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding (the "Bonds Payable") as of June 30, 2021 and December 31, 2020: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $13.7 million were made on the Bonds Payable during both the six months ended June 30, 2021 and 2020. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the

2025 Bonds Payable. As of June 30, 2021, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of June 30, 2021 and December 31, 2020, the estimated fair value of the Bonds Payable was approximately $748.4 million and $738.2 million, respectively, and the related carrying value, net of discounts, as of both June 30, 2021 and December 31, 2020 was $699.1 million. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of June 30, 2021, the Company is required to fund an additional $43.3 million for construction and tenant improvement allowances related to a vertical expansion project at 80 M Street in Washington, D.C., and $10.5 million related to lobby and tenant improvement allowances for the Pershing lease at 95 Columbus in Jersey City, New Jersey. As of June 30, 2021, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are in place with joint ventures that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of June 30, 2021, Columbia Property Trust holds nine properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of June 30, 2021.
As of June 30, 2021, the 799 Broadway Joint Venture has $150.8 million in outstanding borrowings on the 799 Broadway Construction Loan, which matures on October 9, 2021. Pursuant to a joint and several guaranty agreement with the 799 Broadway Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of June 30, 2021, the remaining equity contribution requirement is $11.8 million, of which $5.9 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of June 30, 2021, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of June 30, 2021, the Company had $1.2 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds, and there are no unfunded capital calls as of June 30, 2021.
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

8.    Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). No share repurchases were made during the six months ended June 30, 2021. As of June 30, 2021, $143.3 million remains available for repurchases under the 2019 Stock Repurchase Program. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the six months ended June 30, 2021, Columbia Property Trust granted 421,962 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the six months ended June 30, 2021, Columbia Property Trust granted 429,977 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index and is contingent upon meeting predetermined minimum performance levels.

Below is a summary of the employee awards issued under the LTI Plan during the six months ended June 30, 2021:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	497	$20.82	715	$18.51
Granted	422	$14.33	430	$12.39
Converted(3)	24		(24)
Vested(4)	(199)	$21.26	(73)	$20.64
Forfeited	(2)	$14.34	(1)	$13.51
Unvested awards – end of period(5)	742	$15.75	1,047	$15.16
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
(5)As of June 30, 2021, Columbia Property Trust expects approximately 709,000 of the 742,000 unvested restricted stock units to ultimately vest and approximately 1,000,000 of the 1,047,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.5%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its non-executive directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the six months ended June 30, 2021 and 2020, Columbia Property Trust made the following equity retainer grants:

Date of Grant	Shares	Grant-Date Fair Value
2021
May 18, 2021	34,859	$17.92
January 4, 2021(1)	582	$14.24
2020
May 12, 2020	46,983	$11.73
March 2, 2020(2)	591	$19.80
(1)On December 31, 2020, an existing board member was appointed as chair of the board. Reflects the incremental, pro-rated common stock retainer issued for service as chairperson.
(2)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
For the three and six months ended June 30, 2021 and 2020, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization of time-based awards	$1,101	$946	$2,125	$1,894
Amortization of performance-based awards(1)	1,186	1,044	2,329	2,075
Amortization of Preferred OP Unit awards issued in connection with the Normandy Acquisition	1,510	3,155	3,342	5,513
Issuance of shares to independent directors	150	92	296	103
Total stock-based compensation expense	$3,947	$5,237	$8,092	$9,585
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
The majority of these expenses are included in general and administrative expenses and management fee expense in the accompanying consolidated statements of operations. As of June 30, 2021 and December 31, 2020, there were $19.1 million and $12.4 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. As of June 30, 2021 and December 31, 2020, there were $7.0 million and $10.3 million of unvested Preferred OP Unit awards, respectively, which vest over three or four years from the time of grant.

9.     Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"), of which 19,700 were repurchased in the first quarter of 2021. The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of June 30, 2021, Columbia Property Trust holds a 97.3% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of Columbia OP and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of June 30, 2021, Columbia OP has total assets and liabilities of $3.9 billion and $1.5 billion, respectively.
Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of June 30, 2021, 101 Franklin Street had total assets and liabilities of $5.5 million and $12.3 million, respectively.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Other assets assumed at acquisition	$—	$245
Operating lease asset and liability assumed at acquisition	$—	$1,168
Other liabilities assumed at acquisition	$—	$245
Amortization of net discounts on debt	$90	$90
Accrued capital expenditures and deferred lease costs	$27,898	$15,432
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$6,066	$(21,511)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$—	$55,306
Stock-based compensation expense	$8,091	$9,894

11.     Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties and office space leases. As of June 30, 2021, Columbia Property Trust has one ground lease at 116 Huntington Avenue in Boston and two office leases. As of June 30, 2021, Columbia Property Trust's ground lease has a remaining lease term of 98.2 years, inclusive of renewal options, and is included, along with its office space leases, in operating lease assets of $38.4 million. Payments for all future periods under this ground lease have already been made. Thus, as of June 30, 2021, operating lease liabilities of $1.5 million include only the present value of future payments due under its office leases, with a weighted-average remaining lease term of 1.4 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of June 30, 2021, the weighted-average remaining term for such leases is approximately 5.7 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations; and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Fixed payments	$47,673	$63,460	$95,363	$124,703
Variable payments	5,761	5,464	12,380	12,228
Total lease revenues	$53,434	$68,924	$107,743	$136,931

12.     Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia also has the following non-lease revenue streams.
Asset and Property Management Fees
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, such fees are recognized ratably over the service period, usually a period of three months. For the three months ended June 30, 2021 and 2020, Columbia Property Trust earned asset and property management fee revenues of $5.8 million and $3.0 million, respectively; and for the six months ended June 30, 2021 and 2020, Columbia Property Trust earned asset and property management fee revenues of $11.5 million and $7.3 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. For the three months ended June 30, 2021 and 2020, Columbia Property Trust earned leasing override fees of $24,700 and $16,700, respectively; and for the six months ended June 30, 2021 and 2020, Columbia Property Trust earned leasing override fees of $92,700 and $31,300, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three months ended June 30, 2021 and 2020, Columbia Property Trust earned construction and development fees of $0.7 million and $1.1 million, respectively; and for the six months ended June 30, 2021 and 2020, Columbia Property Trust earned construction and development fees of $1.0 million and $1.9 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. Such reimbursement revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. For the three months ended June 30, 2021 and 2020, Columbia Property Trust earned salary and other reimbursement revenue of $3.5 million and $4.4 million, respectively; and for the six months ended June 30, 2021 and 2020, Columbia Property Trust earned salary and other reimbursement revenue of $7.5 million and $7.5 million, respectively. These amounts are included in management fee revenues on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. For the six months ended June 30, 2020, Columbia Property Trust earned miscellaneous revenue of $7,100. This amount is included in other property income on the accompanying consolidated statements of operations.

13.    Earnings Per Share
For the three and six months ended June 30, 2021 and 2020, in computing the basic and diluted earnings per share, net income (loss) attributable to common stockholders has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$(5,970)	$5,075	$(5,525)	$11,303
Net income attributable to noncontrolling interest in Columbia OP	(36)	(126)	(133)	(197)
Net loss attributable to noncontrolling interest in consolidated joint venture	129	136	258	269
Net income (loss) attributable to common stockholders	(5,877)	5,085	(5,400)	11,375
Distributions paid on unvested shares	(156)	(113)	(313)	(226)
Net income (loss) attributable to common stockholders used to calculate basic earnings per share	(6,033)	4,972	(5,713)	11,149
Net income attributable to noncontrolling interest in Columbia OP	36	126	133	197
Net income (loss) attributable to common stockholder and Columbia OP Unit holders used to calculate diluted earnings per share	$(5,997)	$5,098	$(5,580)	$11,346
The following table reconciles the denominator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted-average common shares – basic	114,143	113,903	114,129	114,187
Plus incremental weighted-average shares from time-vested conversions, less assumed stock repurchases:
Previously granted awards, unvested	173	—	83	6
Future period LTI Plan awards	341	—	275	—
Weighted-average common shares – diluted, before adjustment for OP Units	114,657	113,903	114,487	114,193
Convertible Preferred OP Units	3,244	3,264	3,244	2,831
Weighted-average common shares – diluted	117,901	117,167	117,731	117,024

Certain anti-dilutive stock awards are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of June 30, 2021 and June 30, 2020, there were 207,900 and 1,093,100 anti-dilutive shares outstanding, respectively.

14.    Segment Information
Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of June 30, 2021, reportable segments consist of the four key markets in which Columbia Property Trust owns assets: New York, San Francisco, Washington, D.C., and Boston, and the all other markets reportable segment. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New York(1)	$39,305	$45,632	$79,434	$86,737
San Francisco(2)	29,242	34,702	58,367	69,503
Washington, D.C.(3)	14,058	14,445	28,490	29,463
Boston	3,708	3,977	7,677	8,126
All other office markets	—	—	—	2,587
Total office segments	86,313	98,756	173,968	196,416
Corporate	(564)	(420)	(1,147)	(793)
Total operating revenues	$85,749	$98,336	$172,821	$195,623

(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2021.
(2)Includes operating revenues for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to June 30, 2021.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenues	$63,422	$79,371	$127,810	$155,625
Operating revenues included in income from unconsolidated joint ventures(1)	32,315	29,412	65,078	58,685
Less: management fee revenue(2)	(9,988)	(10,447)	(20,067)	(18,687)
Total operating revenues	$85,749	$98,336	$172,821	$195,623

(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.
The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New York(1)	$23,132	$30,187	$50,549	$55,262
San Francisco(2)	20,231	24,800	40,170	49,872
Washington, D.C.(3)	8,085	8,418	16,254	17,569
Boston	1,924	2,363	4,110	4,821
All other office markets	—	—	—	1,525
Total office segments	53,372	65,768	111,083	129,049
Corporate	(455)	(412)	(952)	(684)
Total NOI	$52,917	$65,356	$110,131	$128,365
(1)Includes NOI for three unconsolidated properties, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2021.
(2)Includes NOI for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to June 30, 2021.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(5,877)	$5,085	$(5,400)	$11,375
Management fee revenues	(9,988)	(10,447)	(20,067)	(18,687)
Depreciation	15,472	17,379	32,003	35,709
Amortization	4,878	7,405	9,722	14,126
General and administrative	9,242	11,119	19,018	22,901
Strategic review costs	6,454	—	8,810	—
Management fee expenses	8,338	9,231	17,607	16,176
Acquisition costs	—	358	—	12,439
Net interest expense	7,380	9,449	14,915	19,002
Market value adjustments to investment in Real Estate Funds	165	227	404	387
Income tax expense (benefit)	447	(185)	118	(2,428)
Adjustments included in income from unconsolidated joint ventures	16,370	15,626	32,868	30,529
Gain on sale of real estate assets	—	(17)	—	(13,361)
Adjustments attributable to noncontrolling interests	36	126	133	197
NOI	$52,917	$65,356	$110,131	$128,365

15.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report, and noted the Terminal Warehouse loan extension, as described in Note 4, Unconsolidated Joint Ventures.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements,” appearing elsewhere in this report, and in our 2020 Form 10-K.

Executive Summary
The COVID-19 pandemic continues to impact our business, tenants, and industry as a whole. As pandemic-related state and local mandates are eased and tenants have begun to come back to their offices, we remain committed to providing healthy and safe workplaces for our employees, tenants, and communities. The long-term impact of the pandemic on our tenants, demand for office space, and the global economy continues to be uncertain and will depend on various factors, including the remaining duration of the pandemic, the development of COVID-19 variants (e.g. the Delta variant), and the effectiveness of vaccines or other treatments. Sustained work-from-home trends could negatively impact demand for office space in our markets and consequently could impede our ability to enter into new leases or to re-lease space as leases roll over. We continue to work closely with our tenants and aim to address their concerns on a case-by-case basis, including, in some cases, by implementing arrangements that address cash flow interruptions while maintaining long-term lease obligations. For the second quarter of 2021, we deferred rents of $0.6 million and abated rents of $0.2 million, including our share of deferrals and abatements made by our unconsolidated joint ventures.
Our primary strategic objective is to generate long-term stockholder returns from a combination of growing cash flows and appreciation in the values of our properties. We own and operate high-quality office properties located in high-barrier-to-entry markets, primarily New York, San Francisco, Washington, D.C., and Boston. Our approach is to own office buildings that are competitive within the top tier of their markets or that will be repositioned as such through value-add initiatives, including five development or redevelopment projects. Our investment objectives include optimizing our portfolio allocation between stabilized investments and more growth-oriented, value-add investments and development projects with an emphasis on central business districts and multi-tenant buildings. We also hold interests in three real estate funds that invest in office and mixed-use assets in New York, Boston, and Washington, D.C., and have contracts to provide real estate services to properties affiliated with those funds.
On March 18, 2021, the Company received an unsolicited, non-binding proposal to acquire all of the Company's outstanding shares from Arkhouse Partners LLC, AS8888 LLC, an entity of The Sapir Organization and 8F Investment Partners Pte. Ltd (collectively, "Arkhouse"). In connection with this proposal, Arkhouse also nominated an alternative slate of director candidates to be voted on at our 2021 annual meeting of stockholders, which was subsequently withdrawn in connection with the acquisition proposal. On April 8, 2021, we announced that our board had commenced a thorough review of the Company's business, strategies, and positioning, including undertaking a comprehensive strategic alternatives review process that includes outreach to, and identification of, potential transaction counterparties. There is no deadline or definitive timetable set for completion of this review, and there is no assurance that this process will result in any transaction, including a sale of the Company, privatization, or entry into a business combination. (See Part II, Item 1A. Risk Factors, for additional information.)
As of June 30, 2021, the operating properties in our portfolio were 93.5% leased, with 7.9% of our leases scheduled to expire over the next 12 months. During the first six months of 2021, we leased a total of 144,100 square feet of space, including 44,600 square feet of new and renewal leasing at 650 California Street in San Francisco, and 27,600 square feet of renewal and expansion leasing at 116 Huntington in Boston.
As of June 30, 2021, our debt-to-real-estate-asset ratio was 33.8%(1), and approximately 32.5%(1) on a net basis (i.e., reduced for cash on hand). Additionally, as of June 30, 2021, 88.2%(1) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter was 3.55%(1) per annum. Our debt maturities are laddered over the next 5.3 years.

(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 93.5% leased as of June 30, 2021, and 97.2% leased as of June 30, 2020. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and through joint ventures (square feet prorated for our proportional share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total number of leases	15	5	23	13
Square feet of leasing – renewal	44,039	46,137	82,685	63,252
Square feet of leasing – new	19,423	5,904	38,278	108,453
Total square feet of leasing	63,462	52,041	120,963	171,705
Lease term (months)	79	76	70	148
Tenant improvements, per square foot – renewal	$51.79	$29.62	$41.28	$31.15
Tenant improvements, per square foot – new	$45.55	$81.29	$50.48	$102.76
Tenant improvements, per square foot – all leases	$50.04	$36.67	$45.10	$88.08
Leasing commissions, per square foot – renewal	$16.09	$20.10	$16.28	$19.67
Leasing commissions, per square foot – new	$17.74	$34.72	$19.44	$62.09
Leasing commissions, per square foot – all leases	$16.55	$22.10	$17.59	$53.40

Rent leasing spread – renewal(1)	16.6%	28.5%	13.7%	33.1%
Rent leasing spread – new(1)	13.1%	26.0%	20.6%	9.8%
Rent leasing spread – all leases(1)	15.9%	28.3%	16.3%	19.9%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
For 2021, rent leasing spreads (15.9% and 16.3% for the three and six months ended June 30, 2021, respectively), tenant improvements ($50.04 per square foot and $45.10 per square foot for the six months ended June 30, 2021, respectively), and leasing commissions ($16.55 per square foot and $17.59 per square foot for the six months ended June 30, 2021, respectively) primarily relate to a 15,600-square-foot lease at 650 California Street in San Francisco and a 10,400-square-foot lease at 116 Huntington in Boston. For 2020, rent leasing spreads (28.3% and 19.9% for the three and six months ended June 30, 2020, respectively) primarily relate to a 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., a 15,500-square-foot office lease renewal at 650 California Street in San Francisco, a 10,100-square-foot office lease renewal at 221 Main Street in San Francisco, and a new 34,800-square-foot lease at 315 Park Avenue South in New York; and tenant improvements ($36.67 per square foot and $88.08 per square foot for the three and six months ended June 30, 2020, respectively); and leasing commissions ($22.10 per square foot and $53.40 per square foot for the three and six months ended June 30, 2020, respectively) primarily relate to the 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., and a new 59,500-square-foot lease at 80 M Street in Washington, D.C.
Rent Collections and Concessions
Our tenants' businesses and operations have been impacted by the COVID-19 pandemic in a variety of ways. In certain instances, we have provided rent concessions as a temporary measure to address our tenants' near-term cash flow needs. During the second quarter of 2021, we deferred rents totaling $0.2 million (0.2% of billings) and abated rents totaling $0.2 million (0.2% of billings), including our prorated share of rents earned through unconsolidated joint ventures.

Overall, our collections levels remain high and similar to our pre-COVID-19 levels. For the second quarter of 2021, our collection rates are as follows, as a percentage of original billings:

For the Three Months Ended June 30, 2021
Collected	98.0%
Deferred	0.2%
Abated	0.2%
Outstanding	1.6%
Total	100.0%

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs, and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.21 dividend rate for the second quarter of 2021.
As of June 30, 2021, we had access to $508.0 million of additional borrowings under our Revolving Credit Facility, and $21.4 million of cash on hand.
Short-Term Liquidity and Capital Resources
During the first six months of 2021, we generated net cash flows from operating activities of $42.3 million, which consisted primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders and Preferred OP Unit holders of $73.7 million, which included dividend payments for three quarters ($24.0 million for fourth quarter of 2020 and $49.7 million for the first two quarters of 2021). Dividend payments for the first two quarters of 2021 ($49.7 million) exceeded cash flows from operations ($42.3 million), primarily due to timing differences between operating payments and receipts.
During the first six months of 2021, we had net borrowings of $32.0 million on our Revolving Credit Facility. These proceeds, along with cash on hand at the beginning of the period, were used to fund leasing and capital projects for consolidated and unconsolidated properties ($51.3 million). As of June 30, 2021, we had cash on hand of $21.4 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, stockholder distributions, stock repurchases, operating expenses, and interest and principal payments. As of July 27, 2021, in addition to cash on hand, we have access to additional borrowings of $518.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
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

Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of June 30, 2021, our debt-to-real-estate-asset ratio was approximately 33.8% on a gross basis, and approximately 32.5% on a net basis (i.e., reduced for cash on hand). Our debt-to-real-estate-asset ratio includes our share of joint venture real estate assets and debt, as well as basis adjustments related to joint venture real estate assets.
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
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of June 30, 2021, we had $142.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Bonds Payable
We have two series of bonds outstanding as of June 30, 2021:
•$350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value, maturing on April 1, 2025, which require semi-annual interest payments in April and October.
•$350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value, maturing on August 15, 2026, which require semi-annual interest payments in February and August.
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

Balance Sheet Information:
		June 30, 2021	December 31, 2020
Total assets		$3,923,912	$3,980,709
Total liabilities		$1,393,059	$1,394,244
Noncontrolling interests		$75,930	$74,345

Statement of Operations Information:
	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Year Ended December 31, 2020
Total revenues	$60,971	$122,675	$287,869
Total expenses	$62,011	$123,308	$335,513
Net income (loss)	$(6,080)	$(5,854)	$115,721
Net (income) loss attributable to noncontrolling interests	$93	$125	$2,686
Net income (loss) attributable to common stockholders	$(5,987)	$(5,729)	$113,035
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of June 30, 2021. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.

Contractual Commitments and Contingencies
As of June 30, 2021, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Debt obligations(1)	$1,588,535	$130,785	$457,750	$650,000	$350,000
Interest obligations on debt(1)(2)	167,514	26,906	86,684	44,343	9,581
Operating lease obligations(3)	1,161,055	3,613	13,530	13,365	1,130,547
Total	$2,917,104	$161,304	$557,964	$707,708	$1,490,128
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. The Market Square Joint Venture (51% ownership) has a $325.0 million mortgage loan on the Market Square Buildings, which bears interest at 5.07% and matures on July 1, 2023. The Terminal Warehouse Joint Venture (8.65% ownership) has a $645.5 million loan, which has a total capacity of $650.0 million, which bears interest at LIBOR plus a spread of 340 basis points, with a LIBOR floor of 2.28% and cap of 3.50%. In July 2021, this acquisition loan was replaced with the Terminal Warehouse Construction Loan, as described in Note 4, Unconsolidated Joint Ventures. The 799 Broadway Joint Venture (49.7% ownership) has $150.8 million outstanding on a construction loan, which has a total capacity of $187.0 million; bears interest at LIBOR plus a spread of 425 basis points, with a LIBOR floor of 1.00% and cap of 4.00%; and matures on October 9, 2021, with two one-year extension options. As of June 30, 2021, under the 799 Broadway construction loan agreement, we guarantee equity contributions of $5.9 million to be made to the joint venture (see Note 7, Commitments and Contingencies, of the accompanying consolidated financial statements).
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of June 30, 2021. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of June 30, 2021, our portfolio of 15 operating properties was approximately 93.5% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

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

Normandy Acquisition
Our operating results are also impacted by the Normandy Acquisition, which closed on January 24, 2020. As a result of the transaction, the Company acquired an operating platform, interests in the Real Estate Funds, and contracts to earn fees for providing management services to properties affiliated with the Real Estate Funds.

Comparison of the Three Months Ended June 30, 2021 With the Three Months Ended June 30, 2020
Lease revenues were $53.4 million for the three months ended June 30, 2021, which represents a decrease as compared with $68.9 million for the three months ended June 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020 ($7.7 million), a prior-period lease termination fee ($6.8 million), and reduced occupancy ($1.0 million). We expect future lease revenues to vary based on recent and future leasing and investing activities.
Management fee revenues, net of management fee expenses, were $1.7 million for the three months ended June 30, 2021, which represents an increase as compared with $1.2 million for the three months ended June 30, 2020, primarily due to earning additional fees from the 221 Main Street property after contributing the asset to a joint venture in the fourth quarter of 2020, and incurring organizational restructuring costs in 2020. Management fee revenues were $10.0 million and $10.4 million for the three months ended June 30, 2021 and 2020, respectively, and include $3.5 million and $4.3 million of reimbursements of management fee expenses related to salaries and third-party costs. Management fee revenues, net of management fee expenses, is expected to remain at a similar level in the near term.
Property operating costs were $19.8 million for the three months ended June 30, 2021, which represents a slight decrease as compared with $21.2 million for the three months ended June 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020. Property operating costs are expected to vary based on recent and future leasing and investing activities.
Depreciation was $15.5 million for the three months ended June 30, 2021, which represents a decrease as compared with $17.4 million for the three months ended June 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020. Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $4.9 million for the three months ended June 30, 2021, which represents a decrease as compared with $7.4 million for the three months ended June 30, 2020, due to lease expirations ($2.0 million) and the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020 ($0.4 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative expenses were $9.2 million for the three months ended June 30, 2021, which represents a decrease as compared with $11.1 million for the three months ended June 30, 2020, primarily due to organizational restructuring activities in 2020. General and administrative expenses are expected to remain at similar levels in the near term.
For the three months ended June 30, 2021, we incurred approximately $6.5 million of strategic review costs related to a proxy contest, which was withdrawn in late April, and an ongoing process to review strategic alternatives for the Company. Future strategic review costs are expected to vary based on the duration and results of the strategic review process.
For the three months ended June 30, 2020, we recognized acquisition and restructuring costs of $0.4 million related to the Normandy Acquisition. These costs include severance costs, and legal and advisory fees related to the acquisition.
Interest expense was $7.4 million for the three months ended June 30, 2021, which represents a decrease as compared with $9.5 million for the three months ended June 30, 2020, primarily due to reduced borrowings under our Revolving Credit Facility ($1.1 million) and increased interest capitalization to our development projects ($1.0 million). Future interest expense is expected to vary, primarily based on borrowings under our Revolving Credit Facility.
Interest income and other income (expense) was $(0.1) million for the three months ended June 30, 2021, which represents a decrease as compared with $(0.2) million for the three months ended June 30, 2020, as a result of the market valuation adjustment to our investment in the Real Estate Funds. Interest income and other income (expense) is expected to vary, primarily based on future valuation adjustments.
Income tax benefit (expense) was $(0.4) million for the three months ended June 30, 2021, which represents a decrease as compared with $0.2 million for the three months ended June 30, 2020, primarily due to prior-period acquisition and restructuring expenses, which were incurred by our TRS Entities. We expect income tax expense to vary in relation to changes in the level of management fees earned from the Real Estate Funds and affiliates in future periods.
Income from the unconsolidated joint ventures was $2.8 million for the three months ended June 30, 2021, which represents an increase as compared with $1.9 million for the three months ended June 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in October 2020. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
Net income (loss) attributable to common stockholders was $(5.9) million, or $(0.05) per basic and diluted share, for the three months ended June 30, 2021, which represents a decrease as compared with a net income of $5.1 million, or $0.04 per basic and diluted share, for the three months ended June 30, 2020. The decrease is primarily driven by the current-period strategic review costs ($6.5 million) and a prior-period lease termination fee ($6.8 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Six Months Ended June 30, 2021 With the Six Months Ended June 30, 2020
Lease revenues were $107.7 million for the six months ended June 30, 2021, which represents a decrease as compared with $136.9 million for the six months ended June 30, 2020, primarily due to 2020 dispositions ($18.3 million), a prior-period lease termination fee ($6.8 million), and reduced occupancy ($4.1 million). We expect future lease revenues to vary based on recent and future leasing and investing activities.
Management fee revenues, net of management fee expenses, were $2.5 million for the six months ended June 30, 2021 and 2020. Management fee revenues were $20.1 million and $18.7 million for the six months ended June 30, 2021 and 2020, respectively, and include $7.5 million of reimbursements of management fee expenses related to salaries and third-party costs for both periods. Management fee revenues increased in 2021 primarily due to earning additional fees from the 221 Main Street property after contributing the asset to a joint venture in the fourth quarter of 2020. Management fee revenues, net of management fee expenses, is expected to remain at a similar level in the near term.
Property operating costs were $40.7 million for the six months ended June 30, 2021, which represents a decrease as compared with $43.9 million for the six months ended June 30, 2020, as the impact of 2020 dispositions ($6.5 million) is partially offset by increased property taxes across the portfolio ($1.6 million). Property operating costs are expected to vary based on recent and future leasing and investing activities.
Depreciation was $32.0 million for the six months ended June 30, 2021, which represents a decrease as compared with $35.7 million for the six months ended June 30, 2020, primarily due to 2020 dispositions. Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $9.7 million for the six months ended June 30, 2021, which represents a decrease as compared with $14.1 million for the six months ended June 30, 2020, due to lease expirations ($3.2 million) and recent dispositions ($0.9 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative expenses were $19.0 million for the six months ended June 30, 2021, which represents a decrease as compared with $22.9 million for the six months ended June 30, 2020, primarily due to organizational restructuring activities in 2020. General and administrative expenses are expected to remain at similar levels in the near term.
For the six months ended June 30, 2021, we incurred approximately $8.8 million of strategic review costs related to a proxy contest, which was withdrawn in late April, and an ongoing process to review strategic alternatives for the Company. Future strategic review costs are expected to vary based on the duration and results of the strategic review process.

For the six months ended June 30, 2020, we recognized acquisition and restructuring costs of $12.4 million related to the Normandy Acquisition. These costs include legal, advisory, restructuring, and other professional services fees related to the acquisition.
Interest expense was $15.0 million for the six months ended June 30, 2021, which represents a decrease as compared with $19.1 million for the six months ended June 30, 2020, primarily due to reduced borrowings under our Revolving Credit Facility ($2.5 million) and increased interest capitalization to our development projects ($1.6 million). Future interest expense is expected to vary, primarily based on borrowings under our Revolving Credit Facility.
Interest income and other income (expense) was $(0.4) million for the six months ended June 30, 2021, which represents a decrease as compared with $(0.3) million for the six months ended June 30, 2020, as a result of the market valuation adjustment to our investment in the Real Estate Funds. Interest and other expense is expected to vary, primarily based on future valuation adjustments.
Income tax benefit (expense) was $(0.1) million for the six months ended June 30, 2021, which represents a decrease as compared with $2.4 million for the six months ended June 30, 2020, primarily due to prior-period acquisition and restructuring expenses, that were incurred by our TRS Entities. We expect income tax expense to vary in relation to changes in the level of management fees earned from the Real Estate Funds and affiliates in future periods.
Income from the unconsolidated joint ventures was $9.9 million for the six months ended June 30, 2021, which represents an increase as compared with $4.5 million for the six months ended June 30, 2020, primarily due to a multi-year property tax abatement received by one of our joint venture properties in the first quarter of 2021. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.4 million for the six months ended June 30, 2020, for the sale of Cranberry Woods Drive. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income (loss) attributable to common stockholders was $(5.4) million, or $(0.05) per basic and diluted share, for the six months ended June 30, 2021, which represents a decrease as compared with a net income of $11.4 million, or $0.10 per basic and diluted share, for the six months ended June 30, 2020. The decrease is primarily driven by the prior-period gain on sales of real estate ($13.3 million) and current-period strategic review costs ($8.8 million), which are partially offset by the impact of prior-period acquisition costs, net of the effect of income taxes ($10.0 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of June 30, 2021, we have the following reportable segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New York(1)	$23,132	$30,187	$50,549	$55,262
San Francisco(2)	20,231	24,800	40,170	49,872
Washington, D.C.(3)	8,085	8,418	16,254	17,569
Boston	1,924	2,363	4,110	4,821
All other office markets	—	—	—	1,525
Total office segments	53,372	65,768	111,083	129,049
Corporate	(455)	(412)	(952)	(684)
Total NOI	$52,917	$65,356	$110,131	$128,365
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through June 30, 2021.
(2)Includes NOI for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to June 30, 2021.
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
New York
NOI decreased as a result of a prior-period lease termination fee and a reduction in the percentage leased across the market (98.4% as of June 30, 2020 and 95.7% leased as of June 30, 2021).
San Francisco
NOI decreased as a result of selling a 45% interest in 221 Main Street by contributing the property to a joint venture in October of 2020, and a reduction in the percentage leased across the market (96.3% as of June 30, 2020 and 92.2% leased as of June 30, 2021).
Washington, D.C.
NOI decreased slightly as a result of a reduction in the percentage leased across the market (95.2% as of June 30, 2020 and 91.5% leased as of June 30, 2021).
Boston
NOI decreased due to a reduction in the percentage leased at 116 Huntington Avenue (100% leased as of June 30, 2020 and 91.2% leased as of June 30, 2021).
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

GAAP net income reconciles to FFO as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(5,877)	$5,085	$(5,400)	$11,375
Adjustments:
Depreciation of real estate assets	15,472	17,379	32,003	35,709
Amortization of lease-related costs	4,878	7,405	9,722	14,126
Depreciation and amortization included in income from unconsolidated joint ventures(1)	14,711	13,484	29,448	26,281
Gain on sale of real estate assets	—	(17)	—	(13,361)
NAREIT FFO available to common stockholders	$29,184	$43,336	$65,773	$74,130
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.
The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $0.0 million and $2.2 million for the three months ended June 30, 2021 and 2020, respectively; and $1.7 million and $5.5 million for the six months ended June 30, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $1.5 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively; and $2.9 million and $1.4 million for the six months ended June 30, 2021 and 2020, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(0.7) million and $(1.4) million for the three months ended June 30, 2021 and 2020, respectively; and $(1.4) million and $(2.8) million for the six months ended June 30, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(2.0) million and $(3.0) million for the three months ended June 30, 2021 and 2020, respectively; and $(4.1) million and $(5.6) million for the six months ended June 30, 2021 and 2020, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for both the three months ended June 30, 2021 and 2020; and $1.3 million for both the six months ended June 30, 2021 and 2020. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended June 30, 2021 and 2020; and $0.8 million for both the six months ended June 30, 2021 and 2020.
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
Quarter Over Quarter
For the three months ended June 30, 2021, we have defined our same-store portfolio as those properties that have been continuously owned and operated since April 1, 2020 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$53,410	$61,149
Other property income	—	—
Total revenues	53,410	61,149
Property operating expenses	(19,838)	(18,620)
Same Store NOI – wholly owned properties(1)	33,572	42,529
Same Store NOI – joint venture-owned properties(2)	19,338	20,013
Same Store NOI	52,910	62,542
NOI from acquisitions(3) and development(4)	(34)	540
NOI from dispositions(5)	41	2,274
NOI	$52,917	$65,356
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)There have been no acquisitions since April 1, 2020.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(5)Reflects activity for the following property sold since April 1, 2020, for all periods presented: 45% of 221 Main Street sold on October 8, 2020.
Same Store NOI – wholly owned properties decreased from $42.5 million for the three months ended June 30, 2020 to $33.6 million for the three months ended June 30, 2021, primarily due to a prior-period lease termination fee and decreased percentage leased (97.2% as of June 30, 2020, to 93.5% as of June 30, 2021). Same Store NOI – joint venture-owned properties decreased from $20.0 million for the three months ended June 30, 2020 to $19.3 million for the three months ended June 30, 2021, primarily due to decreased percentage leased at University Circle in San Francisco (89.2% as of June 30, 2020, to 80.8% as of June 30, 2021).

Year Over Year
For the six months ended June 30, 2021, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2020 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$107,719	$118,636
Other property income	—	7
Total revenues	107,719	118,643
Property operating expenses	(40,632)	(37,771)
Same Store NOI – wholly owned properties(1)	67,087	80,872
Same Store NOI – joint venture-owned properties(2)	43,112	40,620
Same Store NOI	110,199	121,492
NOI from acquisitions(3) and development(4)	(110)	591
NOI from dispositions(5)	42	6,282
NOI	$110,131	$128,365
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
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
Same Store NOI – wholly owned properties decreased from $80.9 million for the six months ended June 30, 2020 to $67.1 million for the six months ended June 30, 2021, primarily due to a prior-period lease termination fee and decreased percentage leased (97.2% as of June 30, 2020, to 93.5% as of June 30, 2021). Same Store NOI – joint venture-owned properties increased from $40.6 million for the three months ended June 30, 2020 to $43.1 million for the three months ended June 30, 2021, primarily due to a multi-year tax abatement received by one of our joint venture properties in the first quarter of 2021.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(5,877)	$5,085	$(5,400)	$11,375
Management fee revenues	(9,988)	(10,447)	(20,067)	(18,687)
Depreciation	15,472	17,379	32,003	35,709
Amortization	4,878	7,405	9,722	14,126
General and administrative	9,242	11,119	19,018	22,901
Strategic review costs	6,454	—	8,810	—
Management fee expenses	8,338	9,231	17,607	16,176
Acquisition costs	—	358	—	12,439
Net interest expense	7,380	9,449	14,915	19,002
Market value adjustment to investment in Real Estate Funds	165	227	404	387
Income tax expense (benefit)	447	(185)	118	(2,428)
Adjustments included in income from unconsolidated joint ventures	16,370	15,626	32,868	30,529
Gain on sale of real estate assets	—	(17)	—	(13,361)
Adjustments attributable to noncontrolling interests	36	126	133	197
NOI:	$52,917	$65,356	$110,131	$128,365
Same Store NOI – joint venture owned properties(1)	(19,338)	(20,013)	(43,112)	(40,620)
NOI from acquisitions(2) and development(3)	34	(540)	110	(591)
NOI from dispositions(4)	(41)	(2,274)	(42)	(6,282)
Same Store NOI – wholly owned properties(5)	$33,572	$42,529	$67,087	$80,872
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of June 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)There have been no acquisitions since January 1, 2020.
(3)Reflects activity for the following development projects. For projects owned through joint ventures, NOI is included based on our ownership interest, as indicated: 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%) acquired on March 13, 2020.
(4)For the three months ended June 30, 2021 and 2020, reflects activity for the following properties sold since April 1, 2020: 45% of 221 Main Street. For the six months ended June 30, 2021 and 2020, reflects activity for the following properties sold since January 1, 2020: 45% of 221 Main Street, sold on October 8, 2020; Pasadena Corporate Park, sold on March 31, 2020; and Cranberry Woods Drive, sold on January 16, 2020.
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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report and noted the Terminal Warehouse loan extension, as described in Note 4, Unconsolidated Joint Ventures.

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
We have entered into interest rate swaps and may enter into other interest rate swaps, caps, or other arrangements to mitigate our interest rate risk on a related financial instrument. We do not currently enter into derivative or interest rate transactions for speculative purposes; however, at times, certain of our derivatives may not qualify for hedge accounting treatment. All of our debt was entered into for other-than-trading purposes.
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of June 30, 2021, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of June 30, 2021, we had $142.0 million in outstanding borrowings under the Revolving Credit Facility; $300.0 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.3 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.17% as of June 30, 2021.
Approximately $1,149.1 million of total consolidated debt outstanding as of June 30, 2021 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of June 30, 2021, these balances incurred interest expense at an average interest rate of 3.44% and have maturities ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $142.0 million of total consolidated debt outstanding as of June 30, 2021, is subject to variable rates. As of June 30, 2021, this balance incurred interest expense at an average interest rate of 1.00% and matures in 2023. An increase or decrease of 100 basis points would have a $1.4 million annual impact on our interest payments.
As of June 30, 2021, our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. As of June 30, 2021, the Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $150.8 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $645.5 million note, which bears interest at a floating rate of 5.68%. This Terminal Warehouse Joint Venture loan was replaced with a construction loan. See Note 4, Unconsolidated Joint Ventures, for additional details. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was 3.56% at June 30, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS
The following additional risk factor updates the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020:
Our ongoing review of strategic alternatives could materially impact our strategic direction, business, and results of operations.
On April 8, 2021, we announced that our board of directors had commenced a thorough review of our business, strategies, and positioning, including undertaking a comprehensive strategic alternatives review process that will include outreach to, and identification of, potential transaction counterparties. Our ongoing exploration of strategic alternatives, including any uncertainty created by this process, involves a number of risks: significant fluctuations in our share price could occur in response to developments or actions relating to the strategic review process or market speculation regarding any such developments or actions; we may encounter difficulties in hiring, retaining, and motivating key personnel who provide services to us during this process or as a result of uncertainties generated by this process or any developments or actions relating to it; we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic alternatives. The strategic review process also requires significant time and attention from management, which could distract them from other tasks in operating our business. There can be no assurance that this process will result in the pursuit or consummation of any strategic transaction. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, and results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended June 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provides for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, expiring on September 4, 2021.
During the quarter ended June 30, 2021, we did not repurchase any shares under the 2019 Stock Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
(a)During the second quarter of 2021, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.        EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
SECOND QUARTER 2021 FORM 10-Q OF
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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	July 29, 2021	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer