Form 10-Q
period 2021-09-30
COLUMBIA PROPERTY TRUST, INC.
filed 2021-10-27
CIK 1252849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2021
or
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

315 Park Avenue South, Suite 500, New York, New York 10010
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

Number of shares outstanding of the registrant's
only class of common stock, as of October 22, 2021: 114,898,733 shares

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
•risks associated with our ability to obtain the stockholder approval required to consummate the PIMCO Transaction, as described in Note 1, Organization, and the timing of the closing of the mergers, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing of the mergers will not occur;
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
•the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the PIMCO Transaction;

•the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the PIMCO Transaction;
•unanticipated difficulties or expenditures relating to the PIMCO Transaction, the response of business partners and competitors to the announcement of PIMCO Transaction and/or potential difficulties in employee retention as a result of the announcement and pendency of the PIMCO Transaction;
•restrictions on our ability to pay dividends in connection with the PIMCO Transaction; and
•in connection with the PIMCO Transaction, the limitation on our right to recover an amount equal to the $196 million parent termination fee in circumstances in which such fee is payable, which may not be adequate to cover our damages.
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

PART I.FINANCIAL INFORMATION

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS
The information furnished in the accompanying consolidated balance sheets and related consolidated statements of operations, comprehensive income, equity, and cash flows, reflects all normal and recurring adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements. The accompanying consolidated financial statements should be read in conjunction with the condensed notes to Columbia Property Trust's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, and with audited consolidated financial statements and the related notes for the year ended December 31, 2020. Columbia Property Trust's results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results expected for the full year.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per-share amounts)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets:
Real estate assets, at cost:
Land	$809,843	$809,843
Buildings and improvements, less accumulated depreciation of $336,700 and $303,764, as of September 30, 2021 and December 31, 2020, respectively	1,499,810	1,537,683
Intangible lease assets, less accumulated amortization of $58,759 and $57,947, as of September 30, 2021 and December 31, 2020, respectively	38,883	46,075
Construction in progress	160,660	83,943
Total real estate assets	2,509,196	2,477,544
Operating lease assets	38,021	39,165
Investments in unconsolidated joint ventures	1,276,820	1,295,800
Cash and cash equivalents	30,112	61,882
Tenant receivables	2,128	2,540
Straight-line rent receivable	78,598	74,051
Prepaid expenses and other assets	39,109	42,285
Intangible lease origination costs, less accumulated amortization of $36,808 and $35,161, as of September 30, 2021 and December 31, 2020, respectively	17,857	21,451
Deferred lease costs, less accumulated amortization of $18,441 and $18,669, as of September 30, 2021 and December 31, 2020, respectively	61,348	71,800
Total assets	$4,053,189	$4,086,518
Liabilities:
Line of credit and notes payable, net of unamortized deferred financing costs of $1,009 and $1,470, as of September 30, 2021 and December 31, 2020, respectively	$612,991	$558,530
Bonds payable, net of discounts of $808 and $943 and unamortized deferred financing costs of $2,500 and $2,954, as of September 30, 2021 and December 31, 2020, respectively	696,692	696,103
Operating lease liabilities	1,194	2,185
Accounts payable, accrued expenses, and accrued capital expenditures	97,080	91,493
Dividends payable	—	24,038
Deferred income	16,044	16,155
Intangible lease liabilities, less accumulated amortization of $7,130 and $8,867, as of September 30, 2021 and December 31, 2020, respectively	11,900	14,420
Total liabilities	1,435,901	1,402,924
Commitments and Contingencies (Note 7)	—	—
Equity:
Common stock, $0.01 par value, 225,000,000 shares authorized, 114,898,733 and 114,453,379 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	1,149	1,145
Additional paid-in capital	4,382,015	4,376,116
Cumulative distributions in excess of earnings	(1,837,746)	(1,749,811)
Cumulative other comprehensive loss	(10,726)	(18,201)
Total stockholders' equity attributable to Columbia Property Trust	2,534,692	2,609,249
Noncontrolling interest in Columbia Operating Partnership	77,983	69,414
Noncontrolling interest in consolidated joint venture	4,613	4,931
Total equity	2,617,288	2,683,594
Total liabilities and equity	$4,053,189	$4,086,518
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Lease revenues	$53,384	$72,452	$161,127	$209,383
Management fee revenues	9,858	9,632	29,925	28,319
Other property income	4	—	4	7
	63,246	82,084	191,056	237,709
Expenses:
Property operating costs	20,390	22,021	61,041	65,938
Depreciation	15,795	17,378	47,798	53,087
Amortization	4,719	9,584	14,441	23,710
General and administrative	9,115	11,515	28,133	34,416
Strategic review and transaction costs	2,841	—	11,651	—
Management fee expense	9,157	7,785	26,764	23,961
Acquisition and restructuring costs (Note 3)	—	391	—	12,830
	62,017	68,674	189,828	213,942
Other Income (Expense):
Interest expense	(7,314)	(9,483)	(22,271)	(28,560)
Interest income and other income (expense)	114	(123)	(249)	(435)
Income tax benefit (expense)	11	(383)	(107)	2,045
Income from unconsolidated joint ventures	1,540	2,002	11,454	6,548
Gain on sale of real estate assets	—	—	—	13,361
	(5,649)	(7,987)	(11,173)	(7,041)
Net income (loss)	(4,420)	5,423	(9,945)	16,726
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(5,882)	(191)	(6,015)	(388)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	149	135	407	404
Net income (loss) attributable to common stockholders	$(10,153)	$5,367	$(15,553)	$16,742
Per-Share Information – Basic:
Net income (loss)	$(0.09)	$0.05	$(0.14)	$0.14
Weighted-average common shares outstanding – basic	114,162	113,925	114,140	114,099
Per-Share Information – Diluted:
Net income (loss)	$(0.09)	$0.05	$(0.14)	$0.14
Weighted-average common shares outstanding – diluted	114,162	113,925	114,140	114,099
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(4,420)	$5,423	$(9,945)	$16,726
Market value adjustments to interest rate swaps	1,621	1,691	7,687	(19,820)
Comprehensive income (loss)	(2,799)	7,114	(2,258)	(3,094)
Less: market value adjustments to interest rate swaps attributable to noncontrolling interest in Columbia Operating Partnership	(45)	(47)	(212)	580
Less: net income attributable to noncontrolling interest in Columbia Operating Partnership	(5,882)	(191)	(6,015)	(388)
Less: net loss attributable to noncontrolling interest in consolidated joint venture	149	135	407	404
Comprehensive income (loss) attributable to common stockholders	$(8,577)	$7,011	$(8,078)	$(2,498)
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 and 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, June 30, 2021	114,904	$1,149	$4,379,575	$(1,803,464)	$(12,302)	$2,564,958	$71,210	$4,720	$2,640,888
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	(5)	—	2,440	—	—	2,440	1,527	—	3,967
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,129)	—	(24,129)	(681)	—	(24,810)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	42	42
Allocation of net loss	—	—	—	(10,153)	—	(10,153)	5,882	(149)	(4,420)
Market value adjustment to interest rate swap	—	—	—	—	1,576	1,576	45	—	1,621
Balance, September 30, 2021	114,899	$1,149	$4,382,015	$(1,837,746)	$(10,726)	$2,534,692	$77,983	$4,613	$2,617,288

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, June 30, 2020	114,464	$1,145	$4,371,233	$(1,806,071)	$(21,985)	$2,544,322	$59,020	$5,160	$2,608,502
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	1	—	2,192	—	—	2,192	3,188	—	5,380
Distributions to common stockholders and Operating Partnership Unit holders ($0.21 per share/unit)	—	—	—	(24,037)	—	(24,037)	(685)	—	(24,722)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	17	17
Allocation of net income	—	—	—	5,367	—	5,367	191	(135)	5,423
Market value adjustment to interest rate swap	—	—	—	—	1,644	1,644	47	—	1,691
Balance, September 30, 2020	114,465	$1,145	$4,373,425	$(1,824,741)	$(20,341)	$2,529,488	$61,761	$5,042	$2,596,291

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020 (UNAUDITED)
(in thousands, except per-share amounts)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Income (Loss)	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2020	114,453	$1,145	$4,376,116	$(1,749,811)	$(18,201)	$2,609,249	$69,414	$4,931	$2,683,594
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	446	4	5,700	—	—	5,704	4,866	—	10,570
Repurchases of Operating Partnership Units	—	—	199	—	—	199	(481)	—	(282)
Distributions to common stockholders and Operating Partnership Unit holders ($0.63 per share/unit)	—	—	—	(72,382)	—	(72,382)	(2,043)	—	(74,425)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	89	89
Allocation of net loss	—	—	—	(15,553)	—	(15,553)	6,015	(407)	(9,945)
Market value adjustment to interest rate swap	—	—	—	—	7,475	7,475	212	—	7,687
Balance, September 30, 2021	114,899	$1,149	$4,382,015	$(1,837,746)	$(10,726)	$2,534,692	$77,983	$4,613	$2,617,288

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Cumulative Distributions in Excess of Earnings	Cumulative Other Comprehensive Loss	Total Equity	Noncontrolling Interests
							Columbia Operating Partnership	Consolidated Joint Venture	Total Equity
	Shares	Amount
Balance, December 31, 2019	115,280	$1,153	$4,392,322	$(1,769,234)	$(1,101)	$2,623,140	$—	$5,477	$2,628,617
Repurchases of common stock	(1,194)	(12)	(23,264)	—	—	(23,276)	—	—	(23,276)
Issuance of noncontrolling interest in Columbia Operating Partnership	—	—	—	—	—	—	55,306	—	55,306
Issuance of common stock and Operating Partnership Units to directors and employees, and amortized (net of income tax withholdings)	379	4	4,367	—	—	4,371	8,702	—	13,073
Contributions from noncontrolling interests	—	—	—	—	—	—	—	78	78
Distributions to common stockholders and Operating Partnership Unit holders ($0.63 per share/unit)	—	—	—	(72,249)	—	(72,249)	(2,055)	—	(74,304)
Consolidated joint venture partnership interest acquired through investment in the Real Estate Funds	—	—	—	—	—	—	—	(109)	(109)
Allocation of net income	—	—	—	16,742	—	16,742	388	(404)	16,726
Market value adjustment to interest rate swap	—	—	—	—	(19,240)	(19,240)	(580)	—	(19,820)
Balance, September 30, 2020	114,465	$1,145	$4,373,425	$(1,824,741)	$(20,341)	$2,529,488	$61,761	$5,042	$2,596,291

See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited)
	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$(9,945)	$16,726
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Straight-line rental income	(4,548)	(10,846)
Adjustments to lease revenues for doubtful tenant receivables, net	2,496	—
Noncash operating lease expense	153	243
Depreciation	47,798	53,087
Amortization	12,734	19,207
Noncash interest expense	1,931	1,928
Gain on sale of real estate assets	—	(13,361)
Income from unconsolidated joint ventures	(11,454)	(6,548)
Distributions of earnings from unconsolidated joint ventures	23,385	19,082
Market value adjustment to investment in Real Estate Funds	605	578
Equity based compensation expense	12,057	15,282
Changes in assets and liabilities, net of acquisitions and dispositions:
Increase in operating lease asset	—	(10,000)
Decrease (increase) in tenant receivables, net	(2,084)	153
Increase in straight-line rent receivables	—	(827)
Decrease (increase) in prepaid expenses and other assets	4,935	(4,515)
Increase (decrease) in accounts payable and accrued expenses	(2,047)	3,683
Decrease in deferred income	(111)	(3,842)
Net cash provided by operating activities	75,905	80,030
Cash Flows From Investing Activities:
Net proceeds from the sale of real estate	—	250,839
Normandy Acquisition (Note 3)	—	(13,971)
Prepaid transaction costs and earnest money	—	(5)
Capital improvement and development costs	(64,082)	(48,877)
Deferred lease costs paid	(1,082)	(6,235)
Investments in unconsolidated joint ventures	(17,441)	(54,123)
Investments in real estate-related funds	(3,263)	(1,576)
Distributions from unconsolidated joint ventures	24,489	11,480
Net cash provided by (used in) investing activities	(61,379)	137,532
Cash Flows From Financing Activities:
Financing costs paid	(155)	(154)
Proceeds from lines of credit and notes payable	80,000	347,000
Repayments of lines of credit and notes payable	(26,000)	(180,000)
Contributions from consolidated joint venture partner	89	78
Distributions paid to stockholders and OP unit holders	(98,463)	(98,513)
Redemptions of common stock and OP units	(1,767)	(25,486)
Net cash provided by (used in) financing activities	(46,296)	42,925
Net increase (decrease) in cash and cash equivalents	(31,770)	260,487
Cash and cash equivalents, beginning of period	61,882	12,303
Cash and cash equivalents, end of period	$30,112	$272,790
See accompanying notes.

COLUMBIA PROPERTY TRUST, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
As of September 30, 2021, Columbia Property Trust owned 15 operating properties and four properties under development or redevelopment, of which 10 were wholly owned and nine were owned through joint ventures, located in New York, San Francisco, Washington, D.C., and Boston. As of September 30, 2021, these operating properties contained 6.2 million rentable square feet and were approximately 87.9% leased. Columbia Property Trust also provides asset and property management services for 8.0 million square feet of office space located primarily in New York, Washington, D.C., and Boston.
PIMCO Transaction
On September 7, 2021, the Company, Columbia OP, Panther Merger Parent, Inc. (“Parent”) and Panther Merger Sub, LLC (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Columbia OP (the “Partnership Merger”) with Columbia OP remaining as the surviving entity, and immediately following the Partnership Merger, Parent will merge with and into the Company with the Company remaining as the surviving entity (the “Merger” and, together with the Partnership Merger, the “Mergers”). Parent and Merger Sub are affiliates of funds managed by Pacific Investment Management Company LLC (“PIMCO”). The Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “PIMCO Transaction”) were unanimously approved by the Company’s Board of Directors.
Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each outstanding common unit of partnership interest in Columbia OP (the “Columbia OP Common Units”) owned by persons other than the Company will be automatically converted into the right to receive an amount in cash equal to $19.30 (the “Columbia OP Common Unit Payment Amount”) and (ii) each outstanding Series A preferred unit of partnership interest in Columbia OP (the “Columbia OP Series A Preferred Units”), pursuant to the terms of the Columbia OP Series A Preferred Units, will be automatically converted into the right to receive $26.50. Pursuant to the terms and conditions in the Merger Agreement, at the effective time of the Merger (the “Merger Effective Time”), each share of common stock, par value $0.01 per share, of the Company (the “Company Common Stock”) (other than certain excluded shares specified in the Merger Agreement) that is issued and outstanding immediately prior to the Merger Effective Time will automatically be converted into the right to receive an amount in cash equal to $19.30 (the “Merger Consideration”).
The Merger Agreement further provides that at Parent’s request, in connection with the closing of the Mergers, subject to applicable law, (i) Columbia OP will declare one or more special cash dividends in amounts specified by Parent (collectively, the “Special Dividend”) to holders of Columbia OP Common Units, and the Columbia OP Common Unit Payment Amount will be decreased by an amount equal to the per share amount of the Special Dividend, such that holders of Columbia OP Common Units will receive, in the aggregate, $19.30 per unit in cash, and (ii) the Company will declare one or more special cash dividends in amounts specified by Parent (collectively, the “REIT Dividend”) to holders of Company Common Stock, and the Merger Consideration will be decreased by an amount equal to the per share amount of the REIT Dividend, such that holders of Company common stock will receive, in the aggregate, $19.30 per share in cash.

The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants of the Company to use commercially reasonable efforts to conduct its business in all material respects in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The consummation of the Mergers is subject to certain customary closing conditions, including, among other things, approval of the Merger by the affirmative vote of the holders of shares of Company common stock entitled to cast a majority of all the votes entitled to be cast on the matter at a meeting of Company stockholders. The obligations of the parties to consummate the Mergers are not subject to a financing condition.
Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $86.0 million. In addition, upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to reimburse Parent for out-of-pocket fees and expenses up to $15.0 million, which amount will offset any termination fee paid by the Company to Parent as described in the preceding sentence. In addition, upon a termination of the Merger Agreement, under certain circumstances, Parent will be required to pay a termination fee to the Company of $196.0 million. Certain funds managed by PIMCO have guaranteed certain payment obligations of Parent and Merger Sub under the Merger Agreement, up to a cap of $196.0 million.
This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as an exhibit to Columbia Property Trust's definitive proxy statement on Schedule 14A which was filed on October 26, 2021.

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
With respect to development and redevelopment projects, Columbia Property Trust capitalizes construction costs, including hard and soft costs, operating costs, and interest expense. Interest expense is capitalized on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures. During the three months ended September 30, 2021 and 2020, $3.0 million and $2.3 million, respectively, of interest was capitalized to construction in progress; and during the three months ended September 30, 2021 and 2020, $0.9 million and $0.5 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. During the nine months ended September 30, 2021 and 2020, $8.8 million and $7.3 million, respectively, of interest was capitalized to construction in progress; and during the nine months ended September 30, 2021 and 2020, $2.6 million and $1.3 million, respectively, of interest was capitalized to investments in unconsolidated joint ventures. See Note 5, Line of Credit and Notes Payable, for additional information.
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
As of September 30, 2021 and December 31, 2020, none of Columbia's properties met the criteria to be classified as held for sale in the accompanying consolidated balance sheets.
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
Estimated fair values are calculated based on the following hierarchy of information: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated residual value. Projections of expected future operating cash flows require that Columbia Property Trust estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. Due to the inherent subjectivity of the assumptions used to project future cash flows, estimated fair values may differ from the values that would be realized in market transactions. Certain of Columbia Property Trust's assets may be carried at an amount that exceeds that which could be realized in a current disposition transaction. Columbia Property Trust has determined that the carrying values of its real estate assets and related intangible assets are recoverable as of September 30, 2021.
Intangible Assets and Liabilities Arising From In-Place Leases Where Columbia Property Trust Is the Lessor
Upon the acquisition of real properties, Columbia Property Trust allocates the purchase price of the properties to tangible assets, consisting of land, building, site improvements, and identified intangible assets and liabilities, including the value of in-place leases, based in each case on Columbia Property Trust's estimate of their fair values in accordance with ASC 820 (see "Fair Value Measurements" section above for additional detail). As of September 30, 2021 and December 31, 2020, Columbia Property Trust had the following intangible assets and liabilities, arising from in-place leases, excluding amounts held for sale, if applicable (in thousands):

		Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
		Above-Market In-Place Lease Assets	Absorption Period Costs
September 30, 2021	Gross	$2,481	$95,161	$54,665	$19,030
	Accumulated Amortization	(1,502)	(57,257)	(36,808)	(7,130)
	Net	$979	$37,904	$17,857	$11,900
December 31, 2020	Gross	$2,480	$101,542	$56,612	$23,287
	Accumulated Amortization	(1,374)	(56,573)	(35,161)	(8,867)
	Net	$1,106	$44,969	$21,451	$14,420
Amortization of Intangible Assets and Liabilities Arising From In-Place Leases
For the three and nine months ended September 30, 2021 and 2020, Columbia Property Trust recognized the following amortization of intangible lease assets and liabilities (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Three Months Ended September 30, 2021	$43	$2,229	$953	$782
For the Three Months Ended September 30, 2020	$43	$3,089	$1,433	$1,313
For the Nine Months Ended September 30, 2021	$127	$6,967	$3,565	$2,238
For the Nine Months Ended September 30, 2020	$128	$10,127	$4,498	$4,463

The net intangible assets and liabilities remaining as of September 30, 2021 will be amortized as follows, excluding amounts held for sale, if applicable (in thousands):

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the Remainder of 2021	$44	$2,360	$1,036	$1,010
For the Years Ending December 31:
2022	172	8,515	3,799	3,653
2023	172	5,838	2,663	1,556
2024	172	5,047	2,357	1,356
2025	172	3,671	1,710	836
2026	109	2,561	1,181	619
Thereafter	138	9,912	5,111	2,870
	$979	$37,904	$17,857	$11,900
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
Investments in Real Estate Funds
Columbia Property Trust holds general partnership interests and limited partnership interests in three real estate funds: Normandy Real Estate Fund III, LP; Normandy Real Estate Fund IV, LP; and Normandy Opportunity Zone Fund, LP (collectively, the "Real Estate Funds"). The Company owns minimal economic interests in the Real Estate Funds (ranging from 2.0% to 2.5%). Significant decision rights are shared between the general partners and limited partners and a general partner can be removed with a majority vote from the limited partners. As a result, Columbia Property Trust accounts for its investments in the Real Estate Funds using the equity method. The Real Estate Funds are subject to the rules of the AICPA Investment Company Guide; as a result, GAAP requires the Company to record its investments in the Real Estate Funds at their respective estimated fair market values. The Company determines the Real Estate Funds' estimated net asset values per share using a discounted cash flow model, which is considered a Level 3 valuation technique (see "Fair Value Measurements" section above). As of September 30, 2021 and December 31, 2020, investments in the Real Estate Funds of approximately $6.5 million and $4.3 million, respectively, are included in prepaid expenses and other assets on the accompanying consolidated balance sheet. For both the three months ended September 30, 2021 and 2020, Columbia Property Trust recognized unrealized losses on its investments in Real Estate Funds of approximately $0.2 million; and, for both the nine months ended September 30, 2021 and 2020, Columbia Property Trust recognized unrealized losses on its investments in Real Estate Funds of approximately $0.6 million. These losses are recorded as other income (loss) in the accompanying consolidated statements of operations.
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
Tenant Receivables
Tenant receivables consist of rental and reimbursement billings due from tenants. Tenant receivables are recorded at the original amount earned, which approximates fair value. Management assesses the realizability of tenant receivables on an ongoing basis. When the collectability of tenant receivables is not considered probable, the receivable is written down against lease revenues. During the three months ended September 30, 2021 and September 30, 2020, $0.8 million and $0.5 million, respectively, of tenant receivables were written down against lease revenues. During the nine months ended September 30, 2021 and 2020, tenant receivables of $1.3 million and $0.6 million, respectively, were written down against lease revenues, net of recoveries.
Straight-Line Rent Receivable
Straight-line rent receivable reflects the amount of cumulative adjustments necessary to present rental income on a straight-line basis. Columbia Property Trust recognizes rental revenues on a straight-line basis, ratably over the term of each lease; however, leases often provide for payment terms that differ from the revenue recognized. When the amount of cash billed is less than the amount of revenue recognized, typically early in the lease, straight-line rent receivable is recorded for the difference. The receivable is depleted during periods later in the lease when the amount of cash paid by the tenant is greater than the amount of revenue recognized. When the collection of future rental billings is not considered probable, tenants are moved to "cash basis billings," at which point the corresponding straight-line rent receivable is written down against lease revenues, and future lease revenues are recognized upon receipt of payment. During the three months ended September 30, 2021 and 2020, straight-line rent receivables of approximately $0.3 million and $50,000, respectively, were written down against lease revenues; and, during the nine months ended September 30, 2021 and 2020, straight-line rent receivables of approximately $2.6 million and $50,000, respectively, were written down against lease revenues.
Interest Rate Swap Agreements
Columbia Property Trust enters into interest rate swap contracts to mitigate its interest rate risk on the related financial instruments. Columbia Property Trust does not enter into derivative or interest rate swap transactions for speculative purposes and currently does not have any derivatives that are not designated as hedges; however, certain of its derivatives may, at times, not qualify for hedge accounting treatment. Columbia Property Trust records the fair value of its interest rate swaps on its consolidated balance sheet either as prepaid expenses and other assets or as accounts payable, accrued expenses, and accrued capital expenditures. Changes in the fair value of interest rate swaps that are designated as cash flow hedges are recorded as other comprehensive income (loss). Changes in the fair value of interest rate swaps that do not qualify for hedge accounting treatment are recorded as gain or loss on interest rate swaps. Amounts received or paid under interest rate swap agreements are recorded as interest expense for contracts that qualify for hedge accounting treatment and as gain or loss on interest rate swaps for contracts that do not qualify for hedge accounting treatment. As of September 30, 2021, Columbia Property Trust has two interest rate swaps with an aggregate notional value of $450.0 million. The following tables provide additional information related to Columbia Property Trust's interest rate swaps (in thousands):

		Estimated Fair Value as of
Instrument Type	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives Designated as Hedging Instruments:
Interest rate contracts	Accounts payable	$11,034	$18,720
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Market value adjustment to interest rate swaps designated as hedging instruments and included in other comprehensive income (loss)	$1,621	$1,691	$7,687	$(19,820)

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
Strategic Review and Transaction Costs
On March 18, 2021, the Company received an unsolicited, non-binding proposal to acquire all of the Company's outstanding shares from Arkhouse Partners LLC, AS8888 LLC, an entity of The Sapir Organization and 8F Investment Partners Pte. Ltd (collectively, "Arkhouse"). In connection with this proposal, Arkhouse also nominated an alternative slate of director candidates to be voted on at the 2021 annual meeting of stockholders, which was subsequently withdrawn in connection with the acquisition proposal. In April 2021, Columbia Property Trust's board of directors commenced a comprehensive review of strategic alternatives for the Company, which included outreach to, and identification of, multiple potential transaction counterparties. On September 7, 2021, the strategic review process resulted in the the Company and Company OP entering into a definitive agreement pursuant to which the Company would be acquired by certain funds managed by PIMCO, which is further described above in Note 1, Organization.
Strategic review and transaction costs are expensed as incurred. During the three and nine months ended September 30, 2021, the Company incurred costs in connection with the above described strategic review and transaction activities of approximately $2.8 million and $11.7 million, respectively.
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

3.     Transactions
Terminal Warehouse Joint Venture Investment
On March 13, 2020, Columbia Property Trust acquired a one-third general partnership interest and limited partnership interests, totaling an 8.65% economic interest, in Terminal Warehouse for $40.0 million. Terminal Warehouse is a 1.2-million-square-foot property located in West Chelsea, New York, that will be fully redeveloped into mixed-use retail and office space (the "Terminal Warehouse Joint Venture"). At the time of acquisition, the Terminal Warehouse Joint Venture had a two-year, interest-only acquisition loan with a total capacity of $650.0 million. In July 2021, the acquisition loan was replaced with a construction loan with a total capacity of $1,248.7 million, and an outstanding balance of $689.8 million as of September 30, 2021. The Company earns fees from providing management services to the Terminal Warehouse Joint Venture. See Note 4, Unconsolidated Joint Ventures, and Note 12, Non-Lease Revenues, for more detail.
Real Estate Dispositions
221 Main Street – Partial Sale
On October 8, 2020, Columbia Property Trust contributed 221 Main Street in San Francisco, California, to a joint venture and simultaneously sold a 45.0% interest in this joint venture (the "221 Main Street Joint Venture") for a gross sales price of $180.0 million, exclusive of transaction costs, resulting in a gain on sale of $175.3 million in the fourth quarter of 2020. Following this transaction, Columbia Property Trust owns a 55.0% interest in the 221 Main Street Joint Venture. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable, during the fourth quarter of 2020.
Pasadena Corporate Park
On March 31, 2020, Columbia Property Trust closed on the sale of Pasadena Corporate Park in Los Angeles, California, for a gross sales price of $78.0 million, exclusive of transaction costs, resulting in a loss on sale of $67,000. Columbia Property Trust recognized an impairment loss of $20.6 million related to this property in the fourth quarter of 2019. At the time of sale, the proceeds from this transaction were held in cash and cash equivalents.

Cranberry Woods Drive
On January 16, 2020, Columbia Property Trust closed on the sale of Cranberry Woods Drive in Pittsburgh, Pennsylvania, for a gross sales price of $180.0 million, exclusive of transaction costs, resulting in a gain on sale of $13.4 million. The proceeds from this transaction were used to pay down the Revolving Credit Facility, as described in Note 5, Line of Credit and Notes Payable.
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
For the period from January 24, 2020 through September 30, 2020, Columbia Property Trust recognized additional revenues of $19.3 million and net income, excluding the impact of acquisition costs, of $3.3 million as a result of the Normandy Acquisition. During the nine months ended September 30, 2020, Columbia Property Trust incurred $12.8 million of acquisition and restructuring costs related to the Normandy Acquisition.

4.    Unconsolidated Joint Ventures
As of September 30, 2021 and December 31, 2020, Columbia Property Trust owned interests in the following properties through joint ventures, which are accounted for using the equity method of accounting (in thousands):

				Carrying Value of Investment(1)
Joint Venture	Property Name	Geographic Market	Ownership Interest	September 30, 2021	December 31, 2020
University Circle Joint Venture	University Circle	San Francisco	55.00%	$272,659	$276,574
333 Market Street Joint Venture	333 Market Street	San Francisco	55.00%	262,969	265,673
1800 M Street Joint Venture	1800 M Street	Washington, D.C.	55.00%	222,425	227,847
221 Main Street Joint Venture	221 Main Street	San Francisco	55.00%	212,081	219,078
114 Fifth Avenue Joint Venture	114 Fifth Avenue	New York	49.50%	64,984	74,273
Market Square Joint Venture	Market Square	Washington, D.C.	51.00%	131,385	134,747
799 Broadway Joint Venture(2)	799 Broadway	New York	49.70%	58,934	53,248
Terminal Warehouse Joint Venture(2)	Terminal Warehouse	New York	8.65%	50,704	43,771
Real Estate Services Joint Ventures(3)	n/a(3)	n/a(3)	Various(3)	679	589
				$1,276,820	$1,295,800
(1)Includes basis differences. There are aggregate net differences between the historical costs recorded at the joint venture level and Columbia Property Trust's investments in unconsolidated joint ventures of $379.7 million and $383.5 million as of September 30, 2021 and December 31, 2020, respectively. Such basis differences result from the timing of each partner's joint venture interest acquisition and formation costs incurred by Columbia Property Trust. Basis differences are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)Columbia Property Trust capitalized interest on its investments in the 799 Broadway Joint Venture and the Terminal Warehouse Joint Venture: $0.9 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, and $2.6 million and $1.3 million during the nine months ended September 30, 2021 and 2020, respectively.
(3)Columbia Property Trust owns the following interests in five unconsolidated joint ventures that earn fees for providing real estate management services to properties affiliated with the Real Estate Funds (the "Real Estate Services Joint Ventures"): L&L Normandy Terminal Asset Manager, LLC (67%); L&L Normandy Terminal Development Manager, LLC (50%); L&L Normandy Terminal Property Manager, LLC (50%) (collectively, the "Terminal Services Joint Ventures"); WNK Maiden Management, LLC (50%); and Maple AB Services, LLC (55%). The Terminal Services Joint Ventures earn fees from providing services to the Terminal Warehouse Joint Venture.
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
Columbia Property Trust evaluates the recoverability of its investments in unconsolidated joint ventures in accordance with accounting standards for equity investments by first reviewing the investment for any indicators of impairment. If indicators are present, Columbia Property Trust estimates the fair value of the investment. If the carrying value of the investment exceeds the estimated fair value, management makes an assessment of whether the deficit is "temporary" or "other-than-temporary," and if "other-than-temporary," reduces the carrying value to reflect the estimated fair value by recording an impairment loss. In making this assessment, management considers the following: (1) the length of time and the extent to which fair value has been less than cost and (2) Columbia Property Trust's intent and ability to retain its interest long enough for a recovery in market value. Based on the analysis described above, Columbia Property Trust has determined that none of its investments in joint ventures are impaired as of September 30, 2021.

Condensed Combined Financial Information
Summarized balance sheet information for each of the unconsolidated joint ventures is as follows (in thousands):

	Total Assets		Total Debt			Total Equity(1)
	September 30, 2021	December 31, 2020	September 30, 2021		December 31, 2020	September 30, 2021	December 31, 2020
University Circle Joint Venture	$209,376	$213,045	$—		$—	$205,617	$208,541
333 Market Street Joint Venture	350,513	357,370	—		—	338,391	344,103
1800 M Street Joint Venture	413,327	427,602	—		—	402,166	411,957
221 Main Street Joint Venture	227,508	229,745	—		—	222,153	224,732
114 Fifth Avenue Joint Venture	444,324	462,319	—		—	84,402	101,952
Market Square Joint Venture	562,301	577,095	324,907	(2)	324,868	229,420	237,778
799 Broadway Joint Venture	274,939	246,456	156,764	(2)	138,930	107,128	99,000
Terminal Warehouse Joint Venture	1,136,514	1,045,852	662,738	(2)	643,819	440,772	380,277
Real Estate Services Joint Ventures	1,792	1,754	—		—	1,248	1,104
	$3,620,594	$3,561,238	$1,144,409		$1,107,617	$2,031,297	$2,009,444
(1)Excludes basis differences (see footnote 1 to the "Carrying Value of Investment" table above), which are amortized to income (loss) from unconsolidated joint ventures over the lives of the underlying assets or liabilities.
(2)See "Joint Venture Debt" below for more details.
Joint Venture Debt
The Market Square Joint Venture has a $325.0 million mortgage note, which bears interest at 5.07% and matures on July 1, 2023.
The 799 Broadway Joint Venture has $156.8 million outstanding on a construction loan (the "799 Broadway Construction Loan"). The 799 Broadway Construction Loan is being used to finance a portion of the 799 Broadway development project, has total capacity of $187.0 million, and bears interest at LIBOR plus a spread of 4.25%, with a LIBOR floor of 100 basis points and cap of 400 basis points. A portion of the monthly interest payments accrue into the balance of the loan. After exercising an extension option in October 2021, the 799 Broadway Construction Loan will mature on October 9, 2022, with one one-year extension option. For a discussion of Columbia Property Trust's equity guaranty related to the 799 Broadway Construction Loan, see Note 7, Commitments and Contingencies.
On July 23, 2021, the Terminal Warehouse Joint Venture replaced an acquisition loan with a construction loan, with a total capacity of $1,248.7 million (the "Terminal Warehouse Construction Loan"). As of September 30, 2021, the Terminal Warehouse Construction Loan has $689.8 million outstanding, net of $27.1 million of net unamortized deferred financing costs. The Terminal Warehouse Construction Loan matures on July 23, 2025, with two one-year extension options, and bears interest at LIBOR plus a spread of 6.26%, with a LIBOR floor of 25 basis points. In connection with the execution of this loan, Columbia Property Trust, along with certain joint venture partners, entered into a $150.0 million completion guaranty, as described in Note 7, Commitments and Contingencies.

Summarized income statement information for the unconsolidated joint ventures for the three months ended September 30, 2021 and 2020 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2021	2020	2021	2020	2021	2020
University Circle Joint Venture	$8,204	$10,575	$3,157	$5,334	$1,737	$2,934
333 Market Street Joint Venture	7,161	7,122	3,629	3,692	1,996	2,031
1800 M Street Joint Venture	9,725	9,370	1,626	1,329	895	731
221 Main Street Joint Venture	8,111	—	2,578	—	1,418	—
114 Fifth Avenue Joint Venture	10,423	10,679	(1,888)	(2,608)	(935)	(1,291)
Market Square Joint Venture	11,493	11,841	(3,158)	(3,365)	(1,611)	(1,716)
799 Broadway Joint Venture	—	—	(170)	(81)	(84)	(40)
Terminal Warehouse Joint Venture	2,068	10,912	(3,396)	(4,865)	(294)	(421)
Real Estate Services Joint Ventures	2,356	2,943	1,468	1,995	805	810
	$59,541	$63,442	$3,846	$1,431	$3,927	$3,038
(1)Excludes amortization of basis differences (see footnote 1 to the "Carrying Value of Investment" table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.
Summarized income statement information for the unconsolidated joint ventures for the nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Total Revenues		Net Income (Loss)		Columbia Property Trust's Share of Net Income (Loss)(1)
	2021	2020	2021	2020	2021	2020
University Circle Joint Venture	$28,611	$32,503	$13,179	$16,770	$7,249	$9,223
333 Market Street Joint Venture	21,458	21,311	10,991	11,111	6,045	6,111
1800 M Street Joint Venture	28,846	28,753	4,720	4,638	2,597	2,551
221 Main Street Joint Venture	23,997	—	7,847	—	4,316	—
114 Fifth Avenue Joint Venture	31,606	31,486	3,032	(7,773)	1,500	(3,848)
Market Square Joint Venture	36,560	36,653	(8,345)	(8,320)	(4,256)	(4,244)
799 Broadway Joint Venture	—	—	(212)	(181)	(105)	(90)
Terminal Warehouse Joint Venture	6,153	23,022	(7,700)	(16,968)	(666)	(1,468)
Real Estate Services Joint Ventures	6,217	6,627	3,483	3,882	1,937	1,666
	$183,448	$180,355	$26,995	$3,159	$18,617	$9,901
(1)Excludes amortization of basis differences (see footnote 1 to the "Carrying Value of Investment" table above), which are recorded as income (loss) from unconsolidated joint ventures in the accompanying consolidated statements of operations.

Management Fees
Columbia Property Trust provides property and asset management services to certain of its joint ventures. Under these agreements, Columbia Property Trust oversees the day-to-day operations of these joint ventures and their properties, including property management, property accounting, leasing, construction management, and other administrative services. During the three and nine months ended September 30, 2021 and 2020, Columbia Property Trust earned the following fees from its unconsolidated joint ventures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
University Circle Joint Venture	$530	$580	1,682	1,748
333 Market Street Joint Venture	210	215	628	642
1800 M Street Joint Venture	559	540	1,659	1,786
221 Main Street Joint Venture	502	—	1,428	—
Market Square Joint Venture	573	575	1,795	1,748
799 Broadway Joint Venture	59	—	59	524
	$2,433	$1,910	$7,251	$6,448

For the three months ended September 30, 2021 and 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $1.3 million and $1.8 million, respectively; and for the nine months ended September 30, 2021 and 2020, Columbia Property Trust earned reimbursement income for management fee administration costs of $3.9 million and $4.9 million, respectively, which are included in management fee revenues.
Asset and property management fees of $0.5 million and $0.4 million were due to Columbia Property Trust from the joint ventures and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.
Columbia Property Trust also earns management fees through its interest in the Real Estate Services Joint Ventures, which are recorded as income in unconsolidated joint ventures in the accompanying consolidated statements of operations above.

5.    Line of Credit and Notes Payable
As of September 30, 2021 and December 31, 2020, Columbia Property Trust had the following line of credit and notes payable indebtedness (excluding bonds payable; see Note 6, Bonds Payable) (in thousands):

Facility	September 30, 2021	December 31, 2020
$300 Million Term Loan	$300,000	$300,000
$150 Million Term Loan	150,000	150,000
Revolving Credit Facility	164,000	110,000
Less: Deferred financing costs related to term loans and notes payable, net of accumulated amortization	(1,009)	(1,470)
	$612,991	$558,530
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
Columbia Property Trust's $150.0 million unsecured term loan matures in July 2022 (the "$150 Million Term Loan") and bears interest, at the Company's option, at either (i) LIBOR, plus an applicable margin ranging from 0.90% to 1.75% for LIBOR loans, or (ii) alternative base rate, plus an applicable margin ranging from 0.00% to 0.75% for base rate loans. The interest rate on the $150 Million Term Loan is effectively fixed with an interest rate swap agreement, which is designated as a cash flow hedge. Based on the terms of the interest rate swap and the Company's current credit rating, the interest rate on the $150 Million Term Loan is effectively fixed at 3.07%, which is designated as a cash flow hedge. In the event the $150.0 million Term Loan remains outstanding upon maturity (July 2022), Columbia Property Trust anticipates either refinancing the $150 million Term Loan, or repaying it using the Revolving Credit Facility.
Fair Value of Debt
The estimated fair value of Columbia Property Trust's line of credit and notes payable as of September 30, 2021 and December 31, 2020, was approximately $616.9 million and $564.6 million, respectively. The related carrying value of the line of credit and notes payable as of September 30, 2021 and December 31, 2020, was $614.0 million and $560.0 million, respectively. Columbia Property Trust estimated the fair value of its term loans and the Revolving Credit Facility by obtaining estimates for similar facilities from multiple market participants as of the respective reporting dates. Therefore, the fair values determined are considered to be based on observable market data for similar instruments (Level 2).
Interest Paid and Capitalized
During the nine months ended September 30, 2021 and 2020, Columbia Property Trust made interest payments of approximately $11.3 million and $14.9 million, respectively.
Columbia Property Trust capitalizes interest on development, redevelopment, and improvement projects funded directly and through its interest in unconsolidated joint ventures, using the weighted-average interest rate of its consolidated borrowings for the period. During the nine months ended September 30, 2021, Columbia Property Trust capitalized interest of $11.4 million, $8.8 million of which was capitalized to construction in progress, and $2.6 million of which was capitalized to investments in unconsolidated joint ventures. During the nine months ended September 30, 2020, Columbia Property Trust capitalized interest of $8.6 million, $7.3 million of which was capitalized to construction in progress, and $1.3 million of which was capitalized to investments in unconsolidated joint ventures. For the nine months ended September 30, 2021, the weighted average interest rate on Columbia Property Trust's consolidated outstanding borrowings was 3.21%.
Debt Covenants
As of September 30, 2021, Columbia Property Trust was in compliance with all of its debt covenants on its term loans and the Revolving Credit Facility.

6.    Bonds Payable
Columbia Property Trust has two series of bonds outstanding (the "Bonds Payable") as of September 30, 2021 and December 31, 2020: $350.0 million of 10-year, unsecured 3.650% senior notes issued at 99.626% of their face value (the "2026 Bonds Payable"); and $350.0 million of 10-year, unsecured 4.150% senior notes issued at 99.859% of their face value (the "2025 Bonds Payable"). Both series of bonds require semi-annual interest payments. The principal amount of the 2026 Bonds Payable is due and payable on August 15, 2026, and the principal amount of the 2025 Bonds

Payable is due and payable on April 1, 2025. The Bonds Payable were issued by Columbia OP and are fully and unconditionally guaranteed by Columbia Property Trust, Inc.
Interest payments of $20.0 million were made on the Bonds Payable during both the nine months ended September 30, 2021 and 2020. Columbia Property Trust is subject to substantially similar covenants under the 2026 Bonds Payable and the 2025 Bonds Payable. As of September 30, 2021, Columbia Property Trust was in compliance with the restrictive financial covenants on the 2026 Bonds Payable and the 2025 Bonds Payable.
As of September 30, 2021 and December 31, 2020, the estimated fair value of the Bonds Payable was approximately $761.5 million and $738.2 million, respectively, and the related carrying value, net of discounts, as of September 30, 2021 and December 31, 2020 was $699.2 million and $699.1 million, respectively. The fair value of the Bonds Payable was estimated based on a discounted cash flow analysis, using observable market data for its bonds payable and similar instruments (Level 2). The discounted cash flow method of assessing fair value results in a general approximation of value, which may differ from the price that could be achieved in a market transaction.

7.     Commitments and Contingencies
Commitments Under Existing Lease Agreements
Certain lease agreements include tenant allowances that, at the option of the tenant, may obligate Columbia Property Trust to expend capital to improve an existing property, or to provide other expenditures for the benefit of the tenant. As of September 30, 2021, the Company is required to fund an additional $21.6 million for construction and tenant improvement allowances related to a vertical expansion project at 80 M Street in Washington, D.C. As of September 30, 2021, accruals have not been recorded for these amounts, as such obligations are recorded as incurred.
Commitments Under Joint Venture Agreements
Columbia Property Trust's joint venture agreements, including those that are in place with joint ventures that are developing or redeveloping properties, provide for capital contributions to be made to the joint ventures by the joint venture partners. As of September 30, 2021, Columbia Property Trust holds nine properties through consolidated and unconsolidated joint ventures, including three that are under development or redevelopment. Capital contributions are payable when a capital call is made by the joint venture, and there are no unfunded capital calls as of September 30, 2021.
As of September 30, 2021, the 799 Broadway Joint Venture has $156.8 million in outstanding borrowings on the 799 Broadway Construction Loan, which will mature on October 9, 2022, with a one-year extension option. Pursuant to a joint and several guaranty agreement with the 799 Broadway Construction Loan lender, Columbia Property Trust and its joint venture partner are required to make aggregate additional equity contributions to the joint venture based on the initial expected project costs, less the amount of equity contributions made to date. As of September 30, 2021, the remaining equity contribution requirement is $9.6 million, of which $4.8 million reflects Columbia Property Trust's allocated share. Equity contributions become payable by Columbia Property Trust to the joint venture when a capital call is received. As of September 30, 2021, no capital calls remain unpaid; therefore, no liability has been recorded related to this guaranty.
As of September 30, 2021, the Terminal Warehouse Joint Venture has $689.8 million in outstanding borrowings on the Terminal Warehouse Construction Loan, which matures on July 23, 2025. In connection with the execution of this loan, Columbia Property Trust, along with certain joint venture partners, entered into a $150.0 million completion guaranty, which requires timely completion of the construction of the Terminal Warehouse development project, including the payment of construction costs in order to complete the project. As of September 30, 2021, no such payments are required; therefore, no liability has been recorded related to this guaranty.
Commitments Under Real Estate Fund Agreements
Columbia Property Trust's Real Estate Fund investments require capital contributions from time to time. As of September 30, 2021, the Company had $1.2 million of unfunded capital contributions, which are callable for the life of the Real Estate Funds, through 2026. Such capital contributions are payable when a capital call is made by the Real Estate Funds. There are no unfunded capital calls as of September 30, 2021.

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

8.    Stockholders' Equity
Common Stock Repurchase Program
Columbia Property Trust's board of directors authorized a stock repurchase program to purchase up to an aggregate of $200.0 million of its common stock, from September 4, 2019 through September 4, 2021 (the "2019 Stock Repurchase Program"). No share repurchases were made during the nine months ended September 30, 2021. Common stock repurchases are charged against equity as incurred, and the repurchased shares are retired.
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
During the nine months ended September 30, 2021, Columbia Property Trust granted 421,962 shares of stock awards (the "Time-Based Restricted Shares") to employees, which will vest ratably on each anniversary of the grant over the next four years. Also, during the nine months ended September 30, 2021, Columbia Property Trust granted 429,977 of performance-based restricted stock units (the "Performance-Based RSUs"), of which 75% will vest at the conclusion of a three-year performance period, and the remaining 25% will vest one year later. The payout of the Performance-Based RSUs will be determined based on Columbia Property Trust's total stockholder return relative to the FTSE NAREIT Equity Office Index and is contingent upon meeting predetermined minimum performance levels.

Below is a summary of the employee awards issued under the LTI Plan during the nine months ended September 30, 2021:

	Time-Based Awards		Performance-Based Awards
	Restricted Shares (in thousands)	Weighted-Average Grant-Date Fair Value(1)	RSUs (in thousands)	Weighted-Average Grant-Date Fair Value(2)
Unvested awards – beginning of period	497	$20.82	715	$18.51
Granted	422	$14.33	430	$12.39
Converted(3)	24		(24)
Vested(4)	(199)	$21.26	(73)	$20.64
Forfeited	(7)	$15.79	(4)	$14.05
Unvested awards – end of period(5)	737	$15.75	1,044	$15.16
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
(5)As of September 30, 2021, Columbia Property Trust expects approximately 704,000 of the 737,000 unvested restricted stock units to ultimately vest and approximately 997,000 of the 1,044,000 unvested Performance-Based RSUs to ultimately vest, assuming a weighted-average forfeiture rate of 4.5%, which was determined based on historical forfeiture rates.
Director Stock Grants
Columbia Property Trust grants equity retainers to its non-executive directors under the LTI Plan. Such grants are made annually for the following year and vest immediately. During the nine months ended September 30, 2021 and 2020, Columbia Property Trust made the following equity retainer grants:

Date of Grant	Shares	Grant-Date Fair Value
May 18, 2021	34,859	$17.92
January 4, 2021(1)	582	$14.24
May 12, 2020	46,983	$11.73
March 2, 2020(2)	591	$19.80
(1)On December 31, 2020, an existing board member was appointed as chair of the board. Reflects the incremental, pro-rated common stock retainer issued for service as chairperson.
(2)In March 2020, a new director was appointed to the board of directors of Columbia Property Trust. The new director received a pro-rated annual equity retainer grant at appointment.

Stock-Based Compensation Expense
For the three and nine months ended September 30, 2021 and 2020, Columbia Property Trust incurred stock-based compensation expense related to the following events (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization of time-based awards	$1,068	$989	$3,193	$2,883
Amortization of performance-based awards(1)	1,215	1,071	3,544	3,146
Amortization of Preferred OP Unit awards issued in connection with the Normandy Acquisition	1,527	3,190	4,869	8,703
Issuance of shares to independent directors	156	138	452	241
Total stock-based compensation expense	$3,966	$5,388	$12,058	$14,973
(1)Reflects amortization of awards made under the LTI Plan that will vest in future periods for service during the current period.
The majority of these expenses are included in general and administrative expenses and management fee expense in the accompanying consolidated statements of operations. As of September 30, 2021 and December 31, 2020, there were $17.0 million and $12.4 million, respectively, of unrecognized compensation costs related to unvested awards under the LTI Plan, which will be amortized over the respective vesting period, ranging from one to four years at the time of grant. As of September 30, 2021 and December 31, 2020, there were $5.4 million and $10.3 million of unvested Preferred OP Unit awards, respectively, which vest over three or four years from the time of grant.

9.     Noncontrolling Interests
Noncontrolling Interest – Columbia OP
In connection with the Normandy Acquisition, Columbia Property Trust issued 3,264,151 Series A Convertible, Preferred Units of Columbia OP with a liquidation preference of $26.50 per unit (the "Preferred OP Units"), of which 19,700 were repurchased in the first quarter of 2021. The Preferred OP Units vest over three or four years, subject to certain conditions. The Preferred OP Units are convertible into common units of Columbia OP, which are exchangeable for shares of Columbia Property Trust's common stock on a one-for-one basis, subject to certain terms and conditions. As of September 30, 2021, Columbia Property Trust holds a 97.3% controlling financial interest in Columbia OP. Columbia OP is a variable interest entity in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of Columbia OP and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of September 30, 2021, Columbia OP has total assets and liabilities of $3.9 billion and $2.4 billion, respectively.
The PIMCO Transaction constitutes a change of control under Columbia OP's partnership agreement. As such, PIMCO will redeem the Preferred OP Units for $26.50 per unit in cash at closing. In the third quarter of 2021, upon entering the definitive merger agreement for the PIMCO Transaction, earnings are allocated between the Company and noncontrolling interests in Columbia using the hypothetical liquidation at book value method based on $26.50 per unit, for units that were not subject to vesting. During the three and nine months ended September 30, 2021, earnings of $5.9 million and $6.0 million, respectively, were allocated to noncontrolling interests in Columbia OP.

Noncontrolling Interest – Consolidated Joint Venture
Columbia Property Trust holds a 92.5% controlling financial interest in 101 Franklin Street, a 16-story, 235,000-square-foot office building in Manhattan that will be fully redeveloped through a consolidated joint venture with an affiliate of Normandy. The Company owns an additional 0.15% interest in 101 Franklin Street through its interest in Normandy Real Estate Fund IV, L.P. 101 Franklin Street is a variable interest entity, or VIE, in which Columbia Property Trust is the primary beneficiary. Thus, the Company consolidates the accounts of 101 Franklin Street and reflects the third-party ownership in this entity as noncontrolling interest in the accompanying consolidated balance sheet. As of September 30, 2021, 101 Franklin Street had total assets and liabilities of $5.6 million and $14.4 million, respectively.

10.     Supplemental Disclosures of Noncash Investing and Financing Activities
Outlined below are significant noncash investing and financing activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Other assets assumed at acquisition	$—	$245
Operating lease asset and liability assumed at acquisition	$—	$1,168
Other liabilities assumed at acquisition	$—	$245
Amortization of net discounts on debt	$135	$135
Accrued transaction costs	$—	$185
Accrued capital expenditures and deferred lease costs	$34,937	$15,724
Market value adjustments to interest rate swaps that qualify for hedge accounting treatment	$7,687	$(19,820)
Issuance of Preferred OP Units for the Normandy Acquisition (Note 3)	$—	$55,306
Equity-based compensation expense	$12,057	$15,282

11.     Leases
Columbia Property Trust as Lessee
Columbia Property Trust is a lessee on ground leases at certain of its investment properties and office space leases. As of September 30, 2021, Columbia Property Trust has one ground lease at 116 Huntington Avenue in Boston and two office leases. As of September 30, 2021, Columbia Property Trust's ground lease has a remaining lease term of 97.9 years, inclusive of renewal options, and is included, along with its office space leases, in operating lease assets of $38.0 million. Payments for all future periods under this ground lease have already been made. Thus, as of September 30, 2021, operating lease liabilities of $1.2 million include only the present value of future payments due under its office leases, with a weighted-average remaining lease term of 1.2 years, inclusive of renewal options.
Columbia Property Trust as Lessor
Columbia Property Trust owns and leases commercial real estate, primarily office space, to tenants under operating leases for specified periods of time. Rental income related to such leases is recognized on a straight-line basis over the remaining lease period, and is included in lease revenues on the consolidated statements of operations. As of September 30, 2021, the weighted-average remaining term for such leases is approximately 5.7 years.
Lease revenues include fixed and variable payments. Fixed payments primarily relate to base rent and include payments related to lease terminations and variable payments primarily relate to tenant reimbursements for certain property operating costs. Fixed and variable payments for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed payments	$47,744	$65,954	$143,107	$190,657
Variable payments	5,640	6,498	18,020	18,726
Total lease revenues	$53,384	$72,452	$161,127	$209,383

12.     Non-Lease Revenues
Columbia Property Trust derives most of its revenues from leases, as described in Note 11, Leases. Columbia also has the following non-lease revenue streams.
Asset and Property Management Fees
Under asset and property management agreements in place with third parties and certain of its unconsolidated joint ventures, Columbia Property Trust earns revenue for performing asset and property management functions for properties owned by the Real Estate Funds and its joint ventures, as further described in Note 4, Unconsolidated Joint Ventures, as well as third-party-owned properties. Asset and property management services are ongoing and routine, and are provided on a recurring basis. Therefore, such fees are recognized ratably over the service period, usually a period of three months. For the three months ended September 30, 2021 and 2020, Columbia Property Trust earned asset and property management fee revenues of $5.6 million and $4.1 million, respectively; and for the nine months ended September 30, 2021 and 2020, Columbia Property Trust earned asset and property management fee revenues of $17.1 million and $11.4 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Leasing Fees
Under asset and property management agreements in place with third parties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust is eligible to earn leasing fees equal to a percentage of the total rental payments to be made by the tenant over the term of the lease. Such fees are required to be recognized when Columbia Property Trust's obligation to perform is complete, typically upon execution of the lease. For the three months ended September 30, 2021 and 2020, Columbia Property Trust earned leasing override fees of $0.3 million; and for the nine months ended September 30, 2021 and 2020, Columbia Property Trust earned leasing override fees of $0.4 million and $0.3 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Construction and Development Fee Income
Under construction and development contracts in place with third-party properties and for certain properties owned by joint ventures and the Real Estate Funds, Columbia Property Trust earns fees related to construction and development project management and supervision, using a percentage of completion method, measured by the percentage of costs incurred to date as compared with the estimated total costs for each contract. For the three months ended September 30, 2021 and 2020, Columbia Property Trust earned construction and development fees of $0.5 million and $0.7 million, respectively; and for the nine months ended September 30, 2021 and 2020, Columbia Property Trust earned construction and development fees of $1.5 million and $2.6 million, respectively. Such fees are included in management fee revenue on the accompanying consolidated statements of operations.
Salary and Other Reimbursement Revenue
Under the property management agreements for third-party-owned properties and certain properties owned through joint ventures and the Real Estate Funds, Columbia Property Trust receives reimbursements for salaries and property operating costs for services that are provided by Columbia Property Trust employees on an ongoing basis. Such reimbursement revenues are recognized ratably over the service period, usually a period of one month, three months, or one year. For the three months ended September 30, 2021 and 2020, Columbia Property Trust earned salary and other reimbursement revenue of $3.5 million and $3.6 million, respectively; and for the nine months ended September 30, 2021 and 2020, Columbia Property Trust earned salary and other reimbursement revenue of $11.0 million and $11.1 million, respectively. These amounts are included in management fee revenues on the accompanying consolidated statements of operations.
Miscellaneous Revenue
Columbia Property Trust also receives revenues for services provided to its tenants through the TRS Entities, including fitness centers, shuttles, and cafeterias. These revenues are recognized ratably over the service period, usually a period of one month or one quarter. For the three months ended September 30, 2021, Columbia Property Trust earned miscellaneous revenue of $4,010; and for the nine months ended September 30, 2021 and September 30, 2020, Columbia Property Trust earned miscellaneous revenue of $4,350 and $7,100, respectively. This amount is included in other property income on the accompanying consolidated statements of operations.

13.    Earnings Per Share
For the three and nine months ended September 30, 2021 and 2020, in computing the basic and diluted earnings per share, net income (loss) attributable to common stockholders has been reduced for the dividends paid on unvested shares granted under the LTI Plan. The effect of the conversion of the Preferred OP Units to common shares is excluded from the computation of basic and diluted earnings per share because all income (loss) attributable to the Preferred OP Units is recorded as income (loss) attributable to non-controlling interests, thus is excluded from net income (loss) available to common stockholders. The following table reconciles the numerator for the basic and diluted earnings-per-share computations shown on the consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(10,153)	$5,367	$(15,553)	$16,742
Distributions paid on unvested shares	(155)	(113)	(468)	(340)
Net income (loss) attributable to common stockholders used to calculate basic earnings per share	$(10,308)	$5,254	$(16,021)	$16,402
Certain anti-dilutive stock awards are not included in the current calculation of dilutive weighted average shares, but could be dilutive in the future. As of September 30, 2021 and September 30, 2020, there were 1,785,000 and 1,277,000 anti-dilutive shares outstanding, respectively; and, as of September 30, 2021, there were 3,244,000 anti-dilutive Preferred OP Units.

14.    Segment Information
Columbia Property Trust considers geographic location when evaluating its portfolio composition, and in assessing the ongoing operations and performance of its properties. As of September 30, 2021, reportable segments consist of the four key markets in which Columbia Property Trust owns assets: New York, San Francisco, Washington, D.C., and Boston, as well as the all other markets reportable segment. The all other office markets reportable segment includes properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. During the periods presented, there have been no material intersegment transactions.
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
The following table presents operating revenues included in NOI by geographic reportable segment for Columbia Property Trust's respective ownership interests (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New York(1)	$37,832	$50,158	$117,266	$136,895
San Francisco(2)	29,061	33,973	87,428	103,476
Washington, D.C.(3)	13,814	14,143	42,304	43,606
Boston	4,280	3,936	11,957	12,062
All other office markets	—	—	—	2,587
Total office segments	84,987	102,210	258,955	298,626
Corporate	(580)	(688)	(1,727)	(1,481)
Total operating revenues	$84,407	$101,522	$257,228	$297,145

(1)Includes operating revenues for two unconsolidated properties, based on Columbia Property Trust's ownership interests: 49.5% for 114 Fifth Avenue for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2021.
(2)Includes operating revenues for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100.0% from January 1, 2020 to October 7, 2020, and 55.0% from October 8, 2020 to September 30, 2021.
(3)Includes operating revenues for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP revenues to operating revenues is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$63,246	$82,084	$191,056	$237,709
Operating revenues included in income from unconsolidated joint ventures(1)	31,019	29,070	96,097	87,755
Less: management fee revenue(2)	(9,858)	(9,632)	(29,925)	(28,319)
Total operating revenues	$84,407	$101,522	$257,228	$297,145

(1)Columbia Property Trust records its interest in properties held through unconsolidated joint ventures, using the equity method of accounting, and reflects its interest in the operating revenues of these properties in income from unconsolidated joint ventures in the accompanying consolidated statements of operations.
(2)See Note 12, Non-Lease Revenues, of the accompanying consolidated financial statements.
The following table presents NOI by geographic reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New York(1)	$21,498	$33,509	$72,047	$88,771
San Francisco(2)	19,668	24,149	59,838	74,021
Washington, D.C.(3)	7,610	8,014	23,864	25,583
Boston	2,514	2,309	6,624	7,130
All other office markets	—	—	—	1,525
Total office segments	51,290	67,981	162,373	197,030
Corporate	(495)	(615)	(1,447)	(1,299)
Total NOI	$50,795	$67,366	$160,926	$195,731
(1)Includes NOI for three unconsolidated properties, based on Columbia Property Trust's ownership interest: 49.5% for 114 Fifth Avenue for all periods presented; 49.7% for 799 Broadway for all periods presented; and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2021.
(2)Includes NOI for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100.0% from January 1, 2020 to October 7, 2020, and 55.0% from October 8, 2020 to September 30, 2021.
(3)Includes NOI for two unconsolidated properties, Market Square and 1800 M Street, based on Columbia Property Trust's ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street for all periods presented.

A reconciliation of GAAP net income to NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(10,153)	$5,367	$(15,553)	$16,742
Management fee revenues	(9,858)	(9,632)	(29,925)	(28,319)
Depreciation	15,795	17,378	47,798	53,087
Amortization	4,719	9,584	14,441	23,710
General and administrative	9,115	11,515	28,133	34,416
Strategic review and transaction costs	2,841	—	11,651	—
Management fee expenses	9,157	7,785	26,764	23,961
Acquisition costs	—	391	—	12,830
Net interest expense	7,311	9,415	22,226	28,417
Market value adjustments to investment in Real Estate Funds	200	192	604	579
Income tax expense (benefit)	(11)	383	107	(2,045)
Adjustments included in income from unconsolidated joint ventures	16,108	14,931	48,976	45,718
Gain on sale of real estate assets	—	—	—	(13,361)
Other income	(311)	—	(311)	—
Adjustments attributable to noncontrolling interests	5,882	57	6,015	(4)
NOI	$50,795	$67,366	$160,926	$195,731

15.     Subsequent Event
Columbia Property Trust has evaluated subsequent events in connection with the preparation of its consolidated financial statements and notes thereto included in this report, and noted the 799 Broadway loan extension, as described in Note 4, Unconsolidated Joint Ventures.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements (and notes thereto) and the "Cautionary Note Regarding Forward-Looking Statements,” appearing elsewhere in this report and in our 2020 Form 10-K.

Executive Summary
The COVID-19 pandemic continues to impact our business, tenants, and industry as a whole. As pandemic-related state and local mandates are eased and tenants have begun to come back to their offices, we remain committed to providing healthy and safe workplaces for our employees, tenants, and communities. The long-term impact of the pandemic on our tenants, demand for office space, and the global economy continues to be uncertain and will depend on various factors, including the remaining duration of the pandemic, the development of COVID-19 variants (e.g., the Delta variant), and the effectiveness of vaccines or other treatments. Sustained work-from-home trends could negatively impact demand for office space in our markets and consequently could impede our ability to enter into new leases or to re-lease space as leases roll over. We continue to work closely with our tenants and aim to address their concerns on a case-by-case basis, including, in some cases, by implementing arrangements that address cash flow interruptions while maintaining long-term lease obligations.
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
In April 2021, our board of directors publically announced the commencement of a comprehensive review of strategic alternatives for the Company, which included outreach to, and identification of, multiple potential transaction counterparties. On September 7, 2021, the strategic review process culminated when the Company, Columbia OP, Parent, and Merger Sub entered into the Merger Agreement. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Columbia OP with Columbia OP remaining as the surviving entity, and immediately following the Partnership Merger, Parent will merge with and into the Company with the Company remaining as the surviving entity. Parent and Merger Sub are affiliates of funds managed by PIMCO. The PIMCO Transaction was unanimously approved by the Company’s Board of Directors. Pursuant to the Merger Agreement, the closing of the Mergers will take place on the third business day after satisfaction of waiver of the conditions to the Merger (other than those conditions that by their nature are to be satisfied or waived at the closing, but subject to the satisfaction or waiver of such conditions) or at such other date as mutually agreed to by the parties to the Merger Agreement. On October 26, 2021, we filed a definitive proxy statement with the Securities and Exchange Commission, or SEC, in connection with the Mergers. See our definitive proxy statement on Schedule 14A, the risk factors contained below under the heading “Part II - Other Information - Item 1A. Risk Factors” and Note 1, Organization, in the accompanying Consolidated Financial Statements for further discussion of the Merger Agreement and the Mergers.
The Mergers are expected to close as early as end of 2021, although closing is subject to various conditions and therefore we cannot provide any assurance that the Mergers will close in a timely manner or at all. Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement. We have incurred and will incur a variety of merger-related costs, which, while not recurring in nature, will not be recoverable if the Mergers are not consummated.
As of September 30, 2021, the operating properties in our portfolio were 87.9% leased, with 5.8% of our leases scheduled to expire over the next 12 months. During the first nine months of 2021, we leased a total of 203,880 square feet of space, including 44,600 square feet of new and renewal leasing at 650 California Street in San Francisco, and a 25,000-square-foot lease at 799 Broadway in New York. This is the first lease secured at this new ground-up office development.

As of September 30, 2021, our debt-to-real-estate-asset ratio was 34.1%(1), and approximately 32.8%(1) on a net basis (i.e., reduced for cash on hand). Additionally, as of September 30, 2021, 88.1%(1) of our portfolio is unencumbered by mortgages; and the weighted-average cost of our consolidated and pro-rata share of joint venture borrowings during the quarter was 3.56%(1) per annum. Our debt maturities are laddered over the next five years.
(1)Statistics include 100% of all of our consolidated properties and our ownership interest in the gross real estate assets and debt at properties held through unconsolidated joint ventures as described in Note 4, Unconsolidated Joint Ventures, of the accompanying financial statements.

Key Performance Indicators
Our operating results depend primarily upon the level of income generated by the leases at our properties. Occupancy and rental rates are key drivers of our lease income. Our portfolio was 87.9% leased as of September 30, 2021, and 96.3% leased as of September 30, 2020. The following table sets forth details related to the financial impact of our recent leasing activities for properties we own directly and through joint ventures (square feet prorated for our proportional share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total number of leases	7	3	22	16
Square feet of leasing – renewal	7,768	10,374	90,453	73,626
Square feet of leasing – new	30,107	—	68,385	108,453
Total square feet of leasing	37,875	10,374	158,838	182,079
Lease term (months)	121	63	94	147
Tenant improvements, per square foot – renewal	$25.33	$15.50	$39.32	$29.95
Tenant improvements, per square foot – new	$147.45	$—	$114.55	$102.76
Tenant improvements, per square foot – all leases	$136.22	$15.50	$88.00	$86.87
Leasing commissions, per square foot – renewal	$21.82	$24.83	$16.96	$20.06
Leasing commissions, per square foot – new	$58.65	$—	$45.35	$62.09
Leasing commissions, per square foot – all leases	$55.26	$24.83	$35.33	$52.92

Rent leasing spread – renewal(1)	(6.0)%	5.6%	11.3%	31.0%
Rent leasing spread – new(1)	64.3%	—%	36.7%	9.8%
Rent leasing spread – all leases(1)	44.7%	5.6%	23.1%	19.4%
(1)Rent leasing spreads are calculated based on the change in base rental income measured on a straight-line basis; and, for new leases, only include space that has been vacant for less than one year.
For 2021, rent leasing spreads primarily relate to an 8,000-square-foot lease expansion at 116 Huntington in Boston and a 7,000-square-foot new lease at 221 Main Street in San Francisco. For 2021, tenant improvement and leasing commissions primarily relate to a new 24,700-square-foot lease at 799 Broadway in New York, a 15,600-square-foot lease at 650 California Street in San Francisco, and a 10,400-square-foot lease at 116 Huntington in Boston. For 2020, leasing activity primarily relates to a 68,200-square-foot lease renewal and expansion at 1800 M Street in Washington, D.C., a new 34,800-square-foot lease at 315 Park Avenue South in New York, a new 59,500 square-foot lease at 80 M Street in Washington, D.C., a 15,500-square-foot office lease renewal at 650 California Street in San Francisco, and a 10,100-square-foot office lease renewal at 221 Main Street in San Francisco.
Rent Collections and Concessions
Our tenants' businesses and operations have been impacted by the COVID-19 pandemic in a variety of ways. In certain instances, we have provided rent concessions as a temporary measure to address our tenants' near-term cash flow needs. During the third quarter of 2021, we deferred rents totaling $0.2 million (0.2% of billings) and abated rents totaling $0.2 million (0.2% of billings), including our prorated share of rents earned through unconsolidated joint ventures. Overall, our collections levels remain high and similar to our pre-COVID-19 levels. For the third quarter of 2021, our collection rates are as follows, as a percentage of original billings:

For the Three Months Ended September 30, 2021
Collected	98.3%
Deferred	0.2%
Abated	0.2%
Outstanding	1.3%
Total	100.0%

Liquidity and Capital Resources
Overview
Cash flows generated from the operation of our properties are primarily used to fund recurring expenditures and stockholder dividends. The amount of distributions to common stockholders is determined by our board of directors and is dependent upon a number of factors, including funds deemed available for distribution based principally on our current and future projected operating cash flows, reduced by capital requirements necessary to maintain our existing portfolio, our future capital needs and future sources of liquidity, as well as the annual distribution requirements necessary to maintain our status as a REIT under the Code. Investments in new property acquisitions and first-generation capital improvements are generally funded with capital proceeds from property sales, debt, or cash on hand. Our board of directors elected to maintain a $0.21 dividend rate for the third quarter of 2021.
As of September 30, 2021, we had access to $486.0 million of additional borrowings under our Revolving Credit Facility and $30.1 million of cash on hand.
Short-Term Liquidity and Capital Resources
During the first nine months of 2021, we generated net cash flows from operating activities of $75.9 million, which consisted primarily of receipts from tenants for rent and reimbursements, reduced by payments for operating costs, administrative expenses, interest expense, and lease inducements. During the same period, we paid total distributions to stockholders and Preferred OP Unit holders of $98.5 million, which included dividend payments for three quarters ($24.0 million for fourth quarter of 2020 and $74.5 million for the first three quarters of 2021).
During the first nine months of 2021, we had net borrowings of $54.0 million on our Revolving Credit Facility. These proceeds, along with cash on hand at the beginning of the period, were used to fund leasing and capital projects for consolidated and unconsolidated properties ($82.6 million). As of September 30, 2021, we had cash on hand of $30.1 million.
Over the short term, we expect our primary sources of capital and liquidity to be operating cash flows and cash on hand, and expect that our principal demands for capital will be to fund development and redevelopment costs, capital improvements to our existing portfolio, operating expenses, and interest and principal payments. As of October 22, 2021, in addition to cash on hand, we have access to additional borrowings of $490.0 million under our Revolving Credit Facility. We believe that we will have adequate liquidity and capital resources to meet our current obligations as they come due.
Long-Term Liquidity and Capital Resources
Over the long term, we expect that our primary sources of capital will include operating cash flows, borrowing proceeds, and select property dispositions. We expect that our primary uses of capital will include development and redevelopment costs; capital expenditures, such as building improvements, tenant improvements, and leasing costs; and repaying or refinancing debt.
Consistent with our financing objectives and operational strategy over the long term, we have generally maintained debt levels at less than 40% of the undepreciated costs of our assets. As of September 30, 2021, our debt-to-real-estate-asset ratio was approximately 34.1% on a gross basis, and approximately 32.8% on a net basis (i.e., reduced for cash on hand).

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
Unsecured Bank Debt
Our Revolving Credit Facility has a capacity of $650.0 million and matures in January 2023, with two six-month extension options. As of September 30, 2021, we had $164.0 million in outstanding borrowings on the Revolving Credit Facility. Amounts outstanding under the Revolving Credit Facility bear interest at either (i) LIBOR, plus an applicable margin ranging from 0.775% to 1.45% for LIBOR borrowings, or (ii) an alternate base rate, plus an applicable margin ranging from 0.00% to 0.45% for base rate borrowings, based on our applicable credit rating. The per annum facility fee on the aggregate revolving commitment (used or unused) ranges from 0.125% to 0.30%, also based on our applicable credit rating. Additionally, the Revolving Credit Facility, along with the $300 Million Term Loan, as described below, provides for four accordion options for an aggregate additional amount of up to $500 million, subject to certain limitations.
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
Bonds Payable
We have two series of bonds outstanding as of September 30, 2021:
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

Balance Sheet Information:
		September 30, 2021	December 31, 2020
Total assets		$3,920,318	$3,980,709
Total liabilities		$1,424,430	$1,394,244
Noncontrolling interests		$82,595	$74,345

Statement of Operations Information:
	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Year Ended December 31, 2020
Total revenues	$60,670	$183,345	$287,869
Total expenses	$59,611	$182,919	$335,513
Net income (loss)	$(4,437)	$(10,291)	$115,721
Net (income) loss attributable to noncontrolling interests	$(5,733)	$(5,608)	$2,686
Net income (loss) attributable to common stockholders	$(10,170)	$(15,899)	$113,035
Debt Covenants
The $300 Million Term Loan, the $150 Million Term Loan, the Revolving Credit Facility, the 2026 Bonds Payable, and the 2025 Bonds Payable contain certain covenants and restrictions that require us to meet certain financial ratios. We were in compliance with all of our debt covenants as of September 30, 2021. We expect to continue to be able to meet the requirements of our debt covenants over the next 12 months.
Contractual Commitments and Contingencies
As of September 30, 2021, our contractual obligations will become payable in the following periods (in thousands):

Contractual Obligations	Total	2021	2022-2023	2024-2025	Thereafter
Debt obligations(1)	$1,617,333	$77,912	$479,750	$709,671	$350,000
Interest obligations on debt(1)(2)	168,127	13,363	94,690	50,493	9,581
Operating lease obligations(3)	1,159,249	1,807	13,530	13,365	1,130,547
Total	$2,944,709	$93,082	$587,970	$773,529	$1,490,128
(1)Includes our ownership share of the debt and interest obligations for the Market Square Joint Venture, the Terminal Warehouse Joint Venture, and the 799 Broadway Joint Venture, which we own through unconsolidated joint ventures. See the See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements for additional information.
(2)Interest obligations on variable-rate debt are measured at the rate at which they are effectively fixed with interest rate swap agreements (where applicable) or the rate in effect as of September 30, 2021. Interest obligations on all other debt instruments are measured at the contractual rate. See Item 3, Quantitative and Qualitative Disclosure About Market Risk, for more information regarding our interest rate swaps.
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

Results of Operations
Overview
As of September 30, 2021, our portfolio of 15 operating properties was approximately 87.9% leased. For the periods presented, our operating results are impacted by investing activity as set forth below. In the near term, we expect real estate operating income to vary, primarily based on investing and leasing activities.

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

Comparison of the Three Months Ended September 30, 2021 With the Three Months Ended September 30, 2020
Lease revenues were $53.4 million for the three months ended September 30, 2021, which represents a decrease as compared with $72.5 million for the three months ended September 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020 ($7.9 million), year-over-year lease termination activity ($5.0 million), and reduced occupancy ($6.2 million). We expect future lease revenues to vary based on recent and future leasing and investing activities.
Management fee revenues, net of management fee expenses, were $0.7 million for the three months ended September 30, 2021, which represents a decrease as compared with $1.8 million for the three months ended September 30, 2020, primarily due to additional compliance costs ($0.7 million) and operating expenses ($0.6 million). Management fee revenues were $9.9 million and $9.6 million for the three months ended September 30, 2021 and 2020, respectively, and include $3.5 million and $3.6 million of reimbursements of management fee expenses related to salaries and third-party costs, respectively. Management fee revenues, net of management fee expenses, are expected to remain at a similar level in the near term.
Property operating costs were $20.4 million for the three months ended September 30, 2021, which represents a slight decrease as compared with $22.0 million for the three months ended September 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020. Property operating costs are expected to vary based on recent and future leasing and investing activities.
Depreciation was $15.8 million for the three months ended September 30, 2021, which represents a decrease as compared with $17.4 million for the three months ended September 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020. Depreciation is expected to vary based on recent and future investing activities and capital projects.

Amortization was $4.7 million for the three months ended September 30, 2021, which represents a decrease as compared with $9.6 million for the three months ended September 30, 2020, due to lease expirations ($4.0 million) and the 221 Main Street partial sale and transfer to an unconsolidated joint venture in late 2020 ($0.3 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative expenses were $9.1 million for the three months ended September 30, 2021, which represents a decrease as compared with $11.5 million for the three months ended September 30, 2020, primarily due to organizational restructuring activities in 2020. General and administrative expenses are expected to remain at similar levels in the near term.
For the three months ended September 30, 2021, we incurred approximately $2.8 million of strategic review and transaction costs, which relate to the Company's review of strategic alternatives and the PIMCO Transaction. Additional strategic review and transaction costs are expected to be incurred prior to and upon closing on the PIMCO Transaction.
For the three months ended September 30, 2020, we recognized acquisition and restructuring costs of $0.4 million related to the Normandy Acquisition. These costs include severance costs and legal and advisory fees related to the acquisition.
Interest expense was $7.3 million for the three months ended September 30, 2021, which represents a decrease as compared with $9.5 million for the three months ended September 30, 2020, primarily due to increased interest capitalization to our development projects ($1.2 million) and reduced borrowings under our Revolving Credit Facility ($0.9 million). Future interest expense is expected to vary, primarily based on borrowings under our Revolving Credit Facility.
Interest income and other income (expense) was $0.1 million for the three months ended September 30, 2021, which represents an increase as compared with $(0.1) million for the three months ended September 30, 2020, as a result of the market valuation adjustment to our investment in the Real Estate Funds. Interest income and other income (expense) is expected to vary, primarily based on future valuation adjustments.
Income from the unconsolidated joint ventures was $1.5 million for the three months ended September 30, 2021, which represents a decrease as compared with $2.0 million for the three months ended September 30, 2020, primarily due to the 221 Main Street partial sale and transfer to an unconsolidated joint venture in October 2020. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
Net income (loss) attributable to common stockholders was $(10.2) million, or $(0.09) per basic and diluted share, for the three months ended September 30, 2021, which represents a decrease as compared with a net income of $5.4 million, or $0.05 per basic and diluted share, for the three months ended September 30, 2020. The decrease is primarily driven by increased income allocation to the noncontrolling interest in the OP ($5.7 million) in connection with the PIMCO Transaction, year-over-year lease termination activity ($5.0 million), and the October 2020 partial sale of 221 Main Street ($2.8 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

Comparison of the Nine Months Ended September 30, 2021 With the Nine Months Ended September 30, 2020
Lease revenues were $161.1 million for the nine months ended September 30, 2021, which represents a decrease as compared with $209.4 million for the nine months ended September 30, 2020, primarily due to 2020 dispositions ($26.1 million), year-over-year lease termination fees ($11.6 million), and reduced occupancy ($10.6 million). We expect future lease revenues to vary based on recent and future leasing and investing activities.
Management fee revenues, net of management fee expenses were $3.2 million for the nine months ended September 30, 2021, which represents a decrease as compared with $4.4 million for the nine months ended September 30, 2020, primarily due to additional operating expenses ($1.7 million) and compliance costs ($1.1 million), partially offset by the transfer of 221 Main Street to a joint venture ($1.6 million). Management fee revenues were $29.9 million and $28.3 million for the nine months ended September 30, 2021 and 2020, respectively, and include $11.0 million of reimbursements of management fee expenses related to salaries and third-party costs for both periods.

Management fee revenues increased in 2021 primarily due to earning additional fees from the 221 Main Street property after contributing the asset to a joint venture in the fourth quarter of 2020. Management fee revenues, net of management fee expenses, are expected to remain at a similar level in the near term.
Property operating costs were $61.0 million for the nine months ended September 30, 2021, which represents a decrease as compared with $65.9 million for the nine months ended September 30, 2020, primarily due to 2020 dispositions. Property operating costs are expected to vary based on recent and future leasing and investing activities.
Depreciation was $47.8 million for the nine months ended September 30, 2021, which represents a decrease as compared with $53.1 million for the nine months ended September 30, 2020, primarily due to 2020 dispositions. Depreciation is expected to vary based on recent and future investing activities and capital projects.
Amortization was $14.4 million for the nine months ended September 30, 2021, which represents a decrease as compared with $23.7 million for the nine months ended September 30, 2020, due to lease expirations and terminations ($7.1 million) and 2020 dispositions ($1.2 million). We expect future amortization to vary, based on recent and future investing and leasing activities.
General and administrative expenses were $28.1 million for the nine months ended September 30, 2021, which represents a decrease as compared with $34.4 million for the nine months ended September 30, 2020, primarily due to organizational restructuring activities in 2020. General and administrative expenses are expected to remain at similar levels in the near term.
For the nine months ended September 30, 2021, we incurred approximately $11.7 million of strategic review and transaction costs related to a proxy contest, which was withdrawn in late April, the Company's review of strategic alternatives and the PIMCO Transaction. Additional strategic review and transaction costs are expected to be incurred prior to and upon closing on the PIMCO Transaction.
For the nine months ended September 30, 2020, we recognized acquisition and restructuring costs of $12.8 million related to the Normandy Acquisition. These costs include legal, advisory, restructuring, and other professional services fees related to the acquisition.
Interest expense was $22.3 million for the nine months ended September 30, 2021, which represents a decrease as compared with $28.6 million for the nine months ended September 30, 2020, primarily due to reduced borrowings under our Revolving Credit Facility ($3.4 million) and increased interest capitalization to our development projects ($2.9 million). Future interest expense is expected to vary, primarily based on borrowings under our Revolving Credit Facility.
Interest income and other income (expense) was $(0.2) million for the nine months ended September 30, 2021, which represents an increase as compared with $(0.4) million for the nine months ended September 30, 2020, as a result of the market valuation adjustment to our investment in the Real Estate Funds. Interest income and other income (expense) is expected to vary, primarily based on future valuation adjustments.
Income tax benefit (expense) was $(0.1) million for the nine months ended September 30, 2021, which represents a decrease as compared with $2.0 million for the nine months ended September 30, 2020, primarily due to prior-period acquisition and restructuring expenses that were incurred by our TRS Entities. We expect income tax expense to vary in relation to changes in the level of management fees earned from the Real Estate Funds and affiliates in future periods.
Income from the unconsolidated joint ventures was $11.5 million for the nine months ended September 30, 2021, which represents an increase as compared with $6.5 million for the nine months ended September 30, 2020, primarily due to a multi-year property tax abatement received by one of our joint venture properties in the first quarter of 2021. We expect income from the unconsolidated joint ventures to vary based on future joint venture investing activities and leasing activity at the properties owned through unconsolidated joint ventures.
We recognized a gain on sale of real estate assets of $13.4 million for the nine months ended September 30, 2020, for the sale of Cranberry Woods Drive. See Note 3, Transactions, of the accompanying consolidated financial statements for additional details. We expect future gains on sales of real estate assets to vary with disposition activity.
Net income (loss) attributable to common stockholders was $(15.6) million, or $(0.14) per basic and diluted share, for the nine months ended September 30, 2021, which represents a decrease as compared with a net income of

$16.7 million, or $0.14 per basic and diluted share, for the nine months ended September 30, 2020. The decrease is primarily driven by the prior-period gain on sales of real estate ($13.4 million) and current-period strategic review and transaction costs ($11.7 million), prior-period lease termination activity ($11.6 million), and the increased income allocation to the noncontrolling interest in the OP ($5.7 million) in connection with the PIMCO Transaction, which are partially offset by the impact of prior-period acquisition costs, net of the effect of income taxes ($10.9 million). See "Supplemental Performance Measures" below for our same-store results compared with the prior year. We expect future earnings to vary, primarily as a result of leasing activity at our existing properties and future investing activity.

NOI by Geographic Segment
We consider geographic location when evaluating our portfolio composition and in assessing the ongoing operations and performance of our properties. As of September 30, 2021, we have the following reportable segments: New York, San Francisco, Washington, D.C., Boston, and all other office markets. All other office markets consists of properties that are situated similarly within their geographic markets, typically in sub-markets not located within central business districts, and in which Columbia Property Trust does not have a substantial presence and/or does not plan to make further investments. NOI, as presented below, includes our share of properties owned through unconsolidated joint ventures. See Note 14, Segment Information, of the accompanying consolidated financial statements for additional information and a reconciliation from GAAP net income to NOI.
The following table presents NOI by geographic segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New York(1)	$21,498	$33,509	$72,047	$88,771
San Francisco(2)	19,668	24,149	59,838	74,021
Washington, D.C.(3)	7,610	8,014	23,864	25,583
Boston	2,514	2,309	6,624	7,130
All other office markets	—	—	—	1,525
Total office segments	51,290	67,981	162,373	197,030
Corporate	(495)	(615)	(1,447)	(1,299)
Total NOI	$50,795	$67,366	$160,926	$195,731
(1)Includes NOI for three unconsolidated properties, based on our ownership interests: 49.5% for 114 Fifth Avenue, 49.7% for 799 Broadway, and 8.65% for Terminal Warehouse from March 13, 2020 through September 30, 2021.
(2)Includes NOI for three unconsolidated properties, 333 Market Street and University Circle, based on Columbia Property Trust's ownership interests:  55.0% for all periods presented; and 221 Main Street, based on Columbia Property Trust's ownership interests: 100% from January 1, 2020 to October 7, 2020, and 55% from October 8, 2020 to September 30, 2021.
(3)Includes NOI for two unconsolidated properties, based on our ownership interests: 51.0% for the Market Square and 55.0% for 1800 M Street.
New York
NOI decreased as a result of a prior-period lease termination fee and a reduction in the percentage leased across the market (98.1% as of September 30, 2020 and 87.4% leased as of September 30, 2021).
San Francisco
NOI decreased as a result of selling a 45% interest in 221 Main Street by contributing the property to a joint venture in October of 2020, and a reduction in the percentage leased across the market (94.5% as of September 30, 2020 and 88.5% leased as of September 30, 2021).
Washington, D.C.
NOI decreased as a result of a reduction in the percentage leased across the market (94.6% as of September 30, 2020 and 86.8% leased as of September 30, 2021).
Boston
NOI decreased due to a reduction in the percentage leased at 116 Huntington Avenue (100% leased as of September 30, 2020 and 90.8% leased as of September 30, 2021).
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

GAAP net income (loss) reconciles to FFO as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(10,153)	$5,367	$(15,553)	$16,742
Adjustments:
Depreciation of real estate assets	15,795	17,378	47,798	53,087
Amortization of lease-related costs	4,719	9,584	14,441	23,710
Depreciation and amortization included in income from unconsolidated joint ventures(1)	14,519	12,795	43,967	39,076
Gain on sale of real estate assets	—	—	—	(13,361)
NAREIT FFO available to common stockholders	$24,880	$45,124	$90,653	$119,254
(1)Reflects depreciation and amortization for investments in unconsolidated joint ventures multiplied by our respective ownership interests.
The following significant noncash revenues and expenses are included in our funds from operations:
•Straight-line rental income, net:  To recognize rent on a straight-line basis over the lease term, we recognized net straight-line rental income for our wholly owned properties of $2.7 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively; and $4.4 million and $10.5 million for the nine months ended September 30, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net straight-line rental income of $1.5 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively; and $4.4 million and $1.9 million for the nine months ended September 30, 2021 and 2020, respectively.
•Amortization of intangible lease assets and liabilities:  To amortize above- and below-market, in-place lease intangible assets (liabilities), we recognized net increases to rental revenues (or decreases to operating expenses) for our wholly owned properties of $(1.0) million and $(1.7) million for the three months ended September 30, 2021 and 2020, respectively; and $(2.4) million and $(4.5) million for the nine months ended September 30, 2021 and 2020, respectively. Income from unconsolidated joint ventures includes additional net operating income for amortization of intangible lease assets and liabilities of $(2.0) million and $(2.9) million for the three months ended September 30, 2021 and 2020, respectively; and $(6.1) million and $(8.5) million for the nine months ended September 30, 2021 and 2020, respectively.
•Amortization of deferred financing costs and debt premiums (discounts):  To amortize costs associated with securing debt from third-party lenders over the terms of the respective debt facilities, we recognized noncash interest expense of $0.6 million for both the three months ended September 30, 2021 and 2020; and $1.9 million for both the nine months ended September 30, 2021 and 2020. Income from unconsolidated joint ventures includes additional noncash interest expense of $0.4 million for both the three months ended September 30, 2021 and 2020; and $1.2 million for both the nine months ended September 30, 2021 and 2020.
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
Quarter Over Quarter
For the three months ended September 30, 2021, we have defined our same-store portfolio as those properties that have been continuously owned and operated since July 1, 2020 (the first day of the first quarterly period presented). NOI and Same Store NOI are calculated as follows for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$53,417	$58,218
Other property income	4	—
Total revenues	53,421	58,218
Property operating expenses	(20,386)	(19,559)
Same Store NOI – wholly owned properties(1)	33,035	38,659
Same Store NOI – joint venture-owned properties(2)	17,865	19,297
Same Store NOI	50,900	57,956
NOI from acquisitions(3) and development(4)	(105)	7,003
NOI from dispositions(5)	—	2,407
NOI	$50,795	$67,366
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
(3)There have been no acquisitions since July 1, 2020.
(4)Reflects activity for the following development projects (for projects owned through joint ventures, NOI is included based on our ownership interest, as indicated): 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%).
(5)Reflects activity for the following property sold since July 1, 2020, for all periods presented: 45% of 221 Main Street sold on October 8, 2020.
Same Store NOI – wholly owned properties decreased from $38.7 million for the three months ended September 30, 2020 to $33.0 million for the three months ended September 30, 2021, primarily due to a prior-period lease termination fee and decreased percentage leased (96.3% as of September 30, 2020, to 87.9% as of September 30, 2021). Same Store NOI – joint venture-owned properties decreased from $19.3 million for the three months ended September 30, 2020 to $17.9 million for the three months ended September 30, 2021, primarily due to decreased percentage leased at University Circle in San Francisco (82.7% as of September 30, 2020, to 60.8% as of September 30, 2021).

Year Over Year
For the nine months ended September 30, 2021, we have defined our same-store portfolio as those properties that have been continuously owned and operated since January 1, 2020 (the first day of the first annual period presented). NOI and Same Store NOI are calculated as follows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Same Store NOI – Wholly Owned Properties:
Revenues:
Lease revenues	$161,136	$176,854
Other property income	4	7
Total revenues	161,140	176,861
Property operating expenses	(61,018)	(57,330)
Same Store NOI – wholly owned properties(1)	100,122	119,531
Same Store NOI – joint venture-owned properties(2)	60,977	59,917
Same Store NOI	161,099	179,448
NOI from acquisitions(3) and development(4)	(215)	7,594
NOI from dispositions(5)	42	8,689
NOI	$160,926	$195,731
(1)Reflects NOI from properties that were wholly owned for the entirety of the periods presented.
(2)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations. See Note 4, Unconsolidated Joint Ventures, of the accompanying consolidated financial statements, for more information.
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
Same Store NOI – wholly owned properties decreased from $119.5 million for the nine months ended September 30, 2020 to $100.1 million for the nine months ended September 30, 2021, primarily due to a prior-period lease termination fee and decreased percentage leased (96.3% as of September 30, 2020, to 87.9% as of September 30, 2021). Same Store NOI – joint venture-owned properties increased slightly from $59.9 million for the nine months ended September 30, 2020 to $61.0 million for the three months ended September 30, 2021, primarily due to a multi-year tax abatement received by one of our joint venture properties in the first quarter of 2021.

Reconciliation
A reconciliation of GAAP net income to NOI and Same Store NOI is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to common stockholders	$(10,153)	$5,367	$(15,553)	$16,742
Management fee revenues	(9,858)	(9,632)	(29,925)	(28,319)
Depreciation	15,795	17,378	47,798	53,087
Amortization	4,719	9,584	14,441	23,710
General and administrative	9,115	11,515	28,133	34,416
Strategic review and transaction costs	2,841	—	11,651	—
Management fee expenses	9,157	7,785	26,764	23,961
Acquisition costs	—	391	—	12,830
Net interest expense	7,311	9,415	22,226	28,417
Market value adjustment to investment in Real Estate Funds	200	192	604	579
Income tax expense (benefit)	(11)	383	107	(2,045)
Adjustments included in income from unconsolidated joint ventures	16,108	14,931	48,976	45,718
Gain on sale of real estate assets	—	—	—	(13,361)
Other income	(311)	—	(311)	—
Adjustments attributable to noncontrolling interests	5,882	57	6,015	(4)
NOI:	$50,795	$67,366	$160,926	$195,731
Same Store NOI – joint venture owned properties(1)	(17,865)	(19,297)	(60,977)	(59,917)
NOI from acquisitions(2) and development(3)	105	(7,003)	215	(7,594)
NOI from dispositions(4)	—	(2,407)	(42)	(8,689)
Same Store NOI – wholly owned properties(5)	$33,035	$38,659	$100,122	$119,531
(1)Reflects NOI earned from properties owned through unconsolidated joint ventures based on our ownership interest as of September 30, 2021, for the entirety of the periods presented. The NOI for properties held through unconsolidated joint ventures is included in income from unconsolidated joint ventures in our accompanying consolidated statements of operations.
(2)There have been no acquisitions since January 1, 2020.
(3)Reflects activity for the following development projects. For projects owned through joint ventures, NOI is included based on our ownership interest, as indicated: 149 Madison Avenue, 799 Broadway Joint Venture (49.7%), 101 Franklin Street (92.5%), and Terminal Warehouse Joint Venture (8.65%) acquired on March 13, 2020.
(4)For the three months ended September 30, 2021 and 2020, reflects activity for the following properties sold since July 1, 2020: 45% of 221 Main Street. For the six months ended September 30, 2021 and 2020, reflects activity for the following properties sold since January 1, 2020: 45% of 221 Main Street, sold on October 8, 2020; Pasadena Corporate Park, sold on March 31, 2020; and Cranberry Woods Drive, sold on January 16, 2020.
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

Subsequent Events
We have evaluated subsequent events in connection with the preparation of our consolidated financial statements and notes thereto included in this report, and noted the 799 Broadway loan extension, as described in Note 4, Unconsolidated Joint Ventures.

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
Our financial instruments consist of both fixed-rate and variable-rate debt. Our variable-rate borrowings consist of the Revolving Credit Facility, the $300 Million Term Loan, and the $150 Million Term Loan. However, as of September 30, 2021, only borrowings under the Revolving Credit Facility bear interest at effectively variable rates, as the variable rate on the $150 Million Term Loan and $300 Million Term Loan have been effectively fixed through the interest rate swap agreement described in the "Liquidity and Capital Resources" section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.
As of September 30, 2021, we had $164.0 million in outstanding borrowings under the Revolving Credit Facility; $300.0 million in outstanding borrowings on the $300 Million Term Loan; $150.0 million outstanding on the $150 Million Term Loan; $349.8 million in 2025 Bonds Payable outstanding; and $349.4 million in 2026 Bonds Payable outstanding. The amounts outstanding on our Revolving Credit Facility in the future will largely depend upon future acquisition and disposition activity. The weighted-average interest rate of all our consolidated debt instruments was 3.13% as of September 30, 2021.
Approximately $1,149.2 million of total consolidated debt outstanding as of September 30, 2021 is subject to fixed rates, either directly or when coupled with an interest rate swap agreement. As of September 30, 2021, these balances incurred interest expense at an average interest rate of 3.44% and have maturities ranging from 2022 through 2026. A change in the market interest rate impacts the net financial instrument position of our fixed-rate debt portfolio; however, it has no impact on interest incurred or cash flows.
Approximately $164.0 million of total consolidated debt outstanding as of September 30, 2021, is subject to variable rates. As of September 30, 2021, this balance incurred interest expense at an average interest rate of 1.00% and matures in 2023. An increase or decrease of 100 basis points would have a $1.6 million annual impact on our interest payments.
As of September 30, 2021, our unconsolidated borrowings consist of a fixed-rate mortgage note, a variable-rate construction note, and a variable-rate acquisition note. As of September 30, 2021, the Market Square Joint Venture holds a $325 million mortgage note, which bears interest at a fixed rate of 5.07%; the 799 Broadway Joint Venture holds a $156.8 million construction note, which bears interest at a floating rate of 5.25%; and the Terminal Warehouse Joint Venture holds a $689.8 million construction note, which bears interest at a floating rate of 6.51%. Our weighted-average interest rate of debt, including all consolidated borrowings and our ownership share of debt held by the aforementioned unconsolidated joint ventures, was 3.56% at September 30, 2021.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS
The following additional risk factor updates the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2020:
There may be unexpected delays in the completion of the PIMCO Transaction, or the PIMCO Transaction may not be completed at all.
The PIMCO Transaction is expected to close as early as the end of 2021, assuming that all of the conditions in the merger agreement are satisfied or waived. The merger agreement provides that either we or Parent may terminate the Merger Agreement if the Mergers have not occurred by March 7, 2022. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Merger and the other transactions contemplated by the Merger Agreement must be approved by the affirmative vote of the holders of common shares as of the record date for the special meeting entitled to cast not less than a majority of all the votes entitled to be cast on the matter. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Merger has been voted upon, either we or Parent may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Mergers will be completed.
Under the terms of the merger agreement, subject to limited exceptions, we may not declare or pay any other dividends to the holders of our common stock during the term of the merger agreement without the prior written consent of Parent. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common shares from receiving dividends that they might otherwise have received.
Failure to complete the Mergers in a timely manner or at all could negatively affect our share price and future business and financial results.
There is no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
The pendency of the Mergers could adversely affect our business and operations.
In connection with the pending Mergers, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
We and the members of our board of directors have been named as defendants in three individual actions related to the Mergers, and seeking, among other things, to enjoin us from consummating the Mergers. Our stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Mergers.
We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Mergers may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Mergers, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)During the quarter ended September 30, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.
(b)Not applicable.
(c)On August 13, 2019, our board of directors extended the authority for stock repurchases and approved the 2019 Stock Repurchase Program, which provided for Columbia Property Trust to buy up to $200 million of our common stock over a two-year period, which expired on September 4, 2021.
During the quarter ended September 30, 2021, we did not repurchase any shares under the 2019 Stock Repurchase Program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
(a)There have been no defaults with respect to any of our indebtedness.
(b)Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
(a)During the third quarter of 2021, there was no information that was required to be disclosed in a report on Form 8-K that was not disclosed in a report on Form 8-K.
(b)There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors since the filing of our most recent Schedule 14A.

ITEM 6.        EXHIBITS
(a)Exhibits
EXHIBIT INDEX TO
THIRD QUARTER 2021 FORM 10-Q OF
COLUMBIA PROPERTY TRUST, INC.
The following documents are filed as exhibits to this report. Exhibits that are not required for this report are omitted.

Ex.	Description
2.1
Agreement and Plan of Merger by and among Columbia Property Trust, Inc., Columbia Property Trust Operating Partnership, L.P., Panther Merger Parent, Inc. and Panther Merger Sub, LLC, dated September 7, 2021 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2021).

3.1
Second Amended and Restated Articles of Incorporation as Amended by the First, Second, and Third Articles of Amendment and the Articles Supplementary (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 5, 2013).

3.2	Fourth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2014).
3.3	Fifth Articles of Amendment (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on May 3, 2017).
3.4	Fourth Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 7, 2019).
3.5	Amendment to Bylaws of Columbia Property Trust, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2021).
10.1
Amendment to Amended and Restated Partnership Agreement of Columbia Property Trust Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on September 7, 2021)

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

COLUMBIA PROPERTY TRUST, INC. (Registrant)

Dated:	October 27, 2021	By:	/s/ JAMES A. FLEMING
James A. Fleming Executive Vice President and Chief Financial Officer